Form 10-Q
period 2005-03-31
KI Holdings Inc.
filed 2005-05-20
CIK 1315257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

KI Holdings Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1588399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 227-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Common Stock, par value $.01 per share, outstanding at April 20, 2005 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KI Holdings Inc.

Consolidated Statement Of Operations

(In millions)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net sales	$232.0	$227.4
Operating expenses:
Cost of sales	193.8	195.2
Depreciation and amortization	8.0	8.2
Selling, general and administrative	15.4	13.3

Total operating expenses	217.2	216.7
Operating profit	14.8	10.7
Other income	0.4	0.1

Income before interest expense, income taxes and minority interest	15.2	10.8
Interest expense	12.5	8.9

Income before income taxes and minority interest	2.7	1.9
Income taxes	1.2	1.0
Minority interest	0.9	1.0

Net income (loss)	$0.6	$(0.1)

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.0	$41.8
Accounts receivable less allowance for doubtful accounts of $0.9 in 2005 and 2004	119.2	113.0
Inventories:
Raw materials	72.5	79.9
Work in process	4.3	4.4
Finished goods	72.6	68.6
LIFO reserve	(18.7)	(18.4)

Total inventories	130.7	134.5
Deferred tax benefit	10.3	10.3
Other	9.3	7.6

Total current assets	308.5	307.2
Equity in non-consolidated investments	3.1	2.9
Fixed assets	508.3	511.8
Less: accumulated depreciation	(355.8)	(355.1)

Net fixed assets	152.5	156.7
Goodwill	38.0	38.4
Deferred tax benefit	49.3	50.0
Other assets	27.4	28.4

Total assets	$578.8	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.1	$77.4
Accrued liabilities	63.4	64.7
Revolving credit	21.6	20.6
Current portion of term loans	2.5	2.5

Total current liabilities	161.6	165.2
Long-term debt:
Revolving credit	36.6	38.9
Term loans	2.6	3.8
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	130.1	127.0

Total long-term debt	489.3	489.7
Other long-term reserves	86.2	86.2

Total liabilities	737.1	741.1
Minority interest	11.4	10.6
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2005 and 2004	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 0.8 shares issued in 2005 and 2004	—	—
Capital in excess of par value	10.7	10.7
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(172.3)	(172.9)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	11.4	13.6
Minimum pension liability, net of tax	(17.6)	(17.6)

Total accumulated other comprehensive loss	(6.2)	(4.0)
Treasury stock, at cost, 0.1 shares in 2005 and 2004	(1.3)	(1.3)

Total liabilities and stockholders’ equity	$578.8	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Statement Of Cash Flows

(In millions)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash provided by operating activities	$3.8	$4.4
Cash provided by (used in) investing activities:
Capital expenditures	(3.7)	(2.8)
Other	0.2	0.1

Net cash (used in) investing activities	(3.5)	(2.7)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	65.0	69.7
Repayments of revolving credit	(66.2)	(44.3)
Repayment of long-term debt	(1.2)	(2.0)
Dividends paid	—	(25.0)
Payment of deferred financing costs	(0.2)	(0.1)
Purchases of common stock	—	(1.2)

Net cash (used in) financing activities	(2.6)	(2.9)
Effect of exchange rates on cash	(0.5)	0.5

Net (decrease) in cash	(2.8)	(0.7)
Cash and cash equivalents at beginning of period	41.8	9.6

Cash and cash equivalents at end of period	$39.0	$8.9

See accompanying notes.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Financial Statements

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of KI Holdings Inc. and its subsidiaries’ (“KI Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2004 has been summarized from the audited fiscal year 2004 balance sheet.

The financial information included herein should be read in conjunction with the Company’s 2004 consolidated financial statements and related notes in Amendment No. 1 to Form S-4 Registration Statement filed April 18, 2005. The Registration Statement for KI Holdings became effective on April 20, 2005.

(2)	Formation of KI Holdings Inc.

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc., a wholly owned subsidiary of KI Holdings, was converted into shares of common and preferred stock of KI Holdings and KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $26.9 million of cash and the stock of Koppers Inc. It depends on dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Secured Notes (as described herein) significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings.

(3)	Acquisition of Specialty Chemicals Business

On April 14, 2005, the Company’s subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of a manufacturing company located in the United Kingdom. The purchased assets consist primarily of certain assets related to production (excluding land) and customer contracts. The purchase was financed by a loan from a lending institution in the United Kingdom.

(4)	Recently Issued Accounting Guidance

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the fiscal year beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 151 on its financial statements.

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

(5)	Debt

	March 31, 2005	December 31, 2004
	(In millions)
Revolving credit	$58.2	$59.5
Term loans	5.1	6.3
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	130.1	127.0

	$513.4	$512.8

Senior Discount Notes

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes. A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. No cash interest is required to be paid on the Senior Discount Notes prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries.

Senior Secured Notes

In October 2003, Koppers Inc. issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”). Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

Revolving Credit Facility

The revolving credit facility provides for up to $100.0 million of availability at various interest rates. As of March 31, 2005, the Company had $31.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2005, $18.9 million of commitments were utilized by outstanding letters of credit.

The covenants related to the revolving credit facility include financial covenants that require Koppers Inc. to maintain certain financial ratios.

(6)	Legal Proceedings

Product Liability Cases

Koppers Inc., along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability. Although the cases are being vigorously defended, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operation.

Government Investigations

In late 2002 Koppers Inc. contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted Koppers Inc. a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. This grant of immunity by the CCB applies to any governmental fine or penalty related to Canada’s investigation of industry competitive practices in the coal tar pitch, naphthalene, creosote oil and carbon black feedstock markets prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Failure to comply with the applicable conditions in the CCB’s provisional guarantee of immunity could subject Koppers Inc. to fines. Such fines, if assessed, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC. Although it is likely that penalties will be ordered by the High Court as a result of the proceedings, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if ordered, could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Wood Protection (Aust) Pty Limited (“Koppers Arch Australia”) has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violation of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    A subsidiary of the Company has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.1 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company’s subsidiary. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

in Mississippi arising from the operations of a wood treating plant in Grenada, Mississippi (“Grenada”) which is owned by Koppers Inc. See “Environmental and Other Liabilities Retained or Assumed by Others.”

(7)	Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company’s subsidiaries expect to incur substantial costs for ongoing compliance with such laws and regulations. The Company’s subsidiaries may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

Koppers Inc. has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify Koppers Inc. against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between Koppers Inc. and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers Inc. against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by Koppers Inc.) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, Koppers Inc. will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first payment of $2 million was made in July 2004.

Contamination has been identified at most of the manufacturing and other sites of the Company’s subsidiaries. Three sites owned and operated by the Company’s subsidiaries in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility;

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the sites of the Company’s subsidiaries are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

To date, the parties that retained, assumed or agreed to indemnify the Company’s subsidiaries against the liabilities referred to above have performed their obligations in all material respects. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.6 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company’s subsidiaries are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an additional amount that could be significant.

Also, contamination has been detected at certain Australian facilities of the Company’s subsidiaries. These sites include a tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s total reserves include $1 million for the estimated remediation costs at these sites.

Grenada.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. Koppers Inc. is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue was appealed to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases was stayed. Plaintiffs in the four state court cases have recently withdrawn their objections to a transfer of

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

venue to Grenada County. Koppers Inc. believes that plaintiffs in these state court cases have also consented to separate trials (instead of consolidated trials) of their respective claims. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court recently granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. Prior to the granting of such Motion to Sever on April 14, 2005, the trials of the 12 Beck plaintiffs were scheduled to commence in October 2005. The trial of the first Beck plaintiff is now scheduled to commence in October 2005. Eleven additional trials have been scheduled to commence between January 2006 and October 2007. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that Koppers Inc. respond to certain requests for information and conduct a voluntary phased investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from property of Koppers Inc. into an adjacent river canal. Koppers Inc. has not yet agreed to conduct such investigation. If Koppers Inc. does not conduct such an investigation, the IEPA may elect to undertake such an investigation itself or it may pursue formal enforcement against Koppers Inc.

Other Environmental Matters

In October 1996, Koppers Inc. received a Clean Water Act information request from the U.S. Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that Koppers Inc. violated various provisions of the Clean Water Act. Koppers Inc. subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 million was made in April 2005.

Additionally, during an investigation Koppers Inc. initiated at the Company’s Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against Koppers Inc. by EPA alleging certain civil and criminal violations of applicable environmental laws. Koppers Inc. subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The plea of Koppers Inc. was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between Koppers Inc. and the EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the part of Koppers Inc. to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(8)	Comprehensive Income

	Three Months Ended March 31,
	2005	2004
	(In millions)
Net income (loss)	$0.6	$(0.1)
Other comprehensive income:
Unrealized currency translation gain (loss)	(2.2)	0.9

Total comprehensive income (loss)	$(1.6)	$0.8

(9)	Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

	Three Months Ended March 31,
	2005	2004
	(In millions)
Beginning warranty reserve	$6.2	$5.7
Warranty expense charged to income	0.2	0.2
Cash expenditures for warranty claims	—	(0.2)

Ending warranty reserve	$6.4	$5.7

(10)	Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions )
Components of net periodic benefit cost:
Service cost	$1.3	$1.4	$0.1	$0.1
Interest cost	2.9	3.0	0.2	0.2
Expected return on plan assets	(2.9)	(2.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of gain (loss)	0.7	0.6	—	—
Amortization of transition amounts	(0.3)	(0.1)	—	(0.1)
Curtailment charge	—	0.2	—	—

Net periodic benefit cost	$1.8	$2.5	$0.3	$0.2

(11)	Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended March 31, 2005 and 2004 were $8.7 million and $8.0 million, respectively.

	Three Months Ended March 31,
	2005	2004
Net sales (millions):
Carbon Materials & Chemicals	$144.9	$132.0
Railroad & Utility Products	87.1	95.4

Total	$232.0	$227.4
Percentage of net sales:
Carbon Materials & Chemicals	62.5%	58.0%
Railroad & Utility Products	37.5%	42.0%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	15.1%	11.4%
Railroad & Utility Products	9.2%	9.3%
Total	13.0%	10.6%
Operating profit (millions):
Carbon Materials & Chemicals	$11.0	$6.2
Railroad & Utility Products	3.6	4.5
All Other	0.2	—

Total	$14.8	$10.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by the Company in the Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount of coal tar available in global markets; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Northwestern U.S. in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and iv) low margins in the utility pole business as a result of deregulation.

Results of Operations

Comparison of Results of Operations for the Quarters Ended March 31, 2005 and 2004.

Net Sales.    Net sales for the three months ended March 31, 2005 were higher than 2004 as higher sales for Carbon Materials & Chemicals more than offset lower sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased as pricing increases for phthalic anhydride and furnace coke, primarily as the result of higher raw material costs, more than offset volume reductions of 20% for PAA and pricing reductions of 9% for carbon pitch. Net sales for Railroad & Utility Products decreased compared to the prior year due primarily to a 27% reduction in volumes for untreated crosstie sales, with the reduction due in part to weather-related difficulties in procuring raw materials.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Carbon Materials & Chemicals more than offset a slight decline in margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased as the increase in pricing for phthalic anhydride noted above was partially offset by lower volumes for PAA and lower pricing for carbon pitch, as well as higher raw material and logistics costs. Gross margin for Railroad & Utility Products decreased due primarily to reductions in volumes for untreated railroad crossties as noted above.

Depreciation and Amortization.    Depreciation and amortization for 2005 decreased compared to the prior year due primarily to certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of $0.5 million of increased legal expenses in Australasian operations, and a bad debt recovery of approximately $0.4 million in the first quarter of 2004.

Interest expense.    Interest expense increased due to higher average debt levels as a result of the issuance of the Senior Discount Notes in November 2004 and higher borrowings on the revolving credit facility in 2005.

Income Taxes.    The Company’s effective income tax rate for the quarter ended March 31, 2005 decreased due primarily to a higher proportion of earnings for U.S. operations compared to foreign operations.

Net Income.    Net income for 2005 compared to the same period last year increased due primarily to higher gross margins in the Carbon Materials & Chemicals business as noted above.

Liquidity and Capital Resources

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings Inc.

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $26.9 million of cash and the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and is structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. KI Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers Inc.’s ability to make such payments under its indenture is governed by a formula based, in part, on 50% of its consolidated net income. In addition, as a condition to making such payments based, in part, on such formula, Koppers Inc. must have a ratio of EBITDA (as defined in the indenture governing the Senior Secured Notes) to interest expense of at least 2.0 to 1.0, after giving effect to any such payments, and must not be in default under that indenture.

The Company’s liquidity needs are primarily for debt service, working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service its indebtedness, the Company would be required to raise additional funds.

As of March 31, 2005, the Company had $39.0 million of cash and cash equivalents and $31.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2005, $18.9 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities decreased compared to the prior year as higher net income and an increase in the utilization of deferred taxes were more than offset by an increase in working capital in 2005 of $8.5 million compared to an increase in working capital in 2004 of $5.5 million.

Capital expenditures were higher than the prior year due primarily to increases in capital expenditures in the U.S. railroad business.

Net cash used in financing activities in 2005 was primarily for debt repayments, while net cash used in financing activities in 2004 related to revolver borrowings of $25.4 million to provide for the payment of $25.0 million in dividends, the repayment of $2.0 million of the term loan, and the purchase of $1.2 million of common stock.

9 7/8% Senior Secured Notes due 2013

Koppers Inc. has issued and outstanding $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”). Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to October 15, 2006, Koppers Inc. may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption, with funds raised in specified equity offerings. On or after October 15, 2008, Koppers Inc. may redeem some or all of the Senior Secured Notes at redemption prices specified in the indenture governing such notes, plus accrued and unpaid interest to the date of such redemption.

The terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers Inc.’s ability to make such payments is governed by a formula based on 50% of its consolidated net income. In addition, as a condition to making such payments based on such formula, Koppers Inc. must have an EBITDA (as defined in the indenture governing the Senior Secured Notes) to consolidated interest expense ratio of at least 2.0 to 1.0. Notwithstanding such restrictions, the indenture permits an aggregate of $7.5 million of such payments to be made whether or not there is availability under the formula or conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

The indenture governing the Senior Secured Notes has a covenant that limits the incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness the Consolidated Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.0 to 1.0. The indenture defines Consolidated Coverage Ratio as the ratio of (a) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to (b) Consolidated Interest Expense (defined therein) for such four fiscal quarters.

The Company is currently in compliance with all covenants in the indenture governing the Senior Secured Notes. The Company anticipates continued compliance with these covenants. Failure to comply with the covenants contained in the indenture governing the Senior Secured Notes will result in an event of default. The indenture governing the Senior Secured Notes also contains various other events of default, including but not limited to those related to non-payment of principal, interest or fees; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness.

The covenants related to the revolving credit facility also include financial covenants that require Koppers Inc. to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at March 31, 2005 was 1.64 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at March 31, 2005 was 3.98 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed 1.50 to 1.00. The Senior Leverage Ratio at March 31, 2005 was .70 to 1.00.

Legal Matters

The Company’s subsidiaries are involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters.

Government Investigations

In late 2002 Koppers Inc. contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted Koppers Inc. a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. This grant of immunity by the CCB applies to any governmental fine or penalty related to Canada’s investigation of industry competitive practices in the coal tar pitch, naphthalene, creosote oil and carbon black feedstock markets prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Failure to comply with the applicable conditions in the CCB’s provisional guarantee of immunity could subject Koppers Inc. to fines. Such fines, if assessed, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC. Although it is likely that penalties will be ordered by the High Court as a result of the proceedings, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if ordered, could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Wood Protection (Aust) Pty Limited (“Koppers Arch Australia”) has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violation of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century. A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.1 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company’s subsidiary. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Product Liability Cases.    Koppers Inc., along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to Koppers Inc. Although Koppers Inc. is vigorously defending these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others”.

Other Financial Matters

Acquisition of Specialty Chemicals Business.    On April 14, 2005, the Company’s subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of a manufacturing company located in the United Kingdom. The purchased assets consist primarily of certain assets related to production (excluding land) and customer contracts. The purchase was financed by a loan from a lending institution in the United Kingdom.

Interest Rate Swap.    In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter ended March 31, 2005 was to lower interest expense by approximately $0.3 million. The fair value of the swap agreement at March 31, 2005 was a liability of approximately $2.0 million.

Recently Issued Accounting Guidance

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the fiscal year beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 151 on its financial statements.

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company’s subsidiaries expect to incur substantial costs for ongoing compliance with such laws and regulations. The Company’s subsidiaries may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

Koppers Inc. has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify Koppers Inc. against certain environmental and other liabilities. The most significant of these agreements was entered into at the Acquisition. Under the related asset purchase agreement between Koppers Inc. and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify

Koppers Inc. against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition. Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to the Guarantee. Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by Koppers Inc.) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, Koppers Inc. will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first payment of $2 million was made in July 2004.

Contamination has been identified at most of the manufacturing and other sites of the Company’s subsidiaries. Three sites owned and operated by the Company’s subsidiaries in the United States, as well as one former site, are listed on the National Priorities List promulgated under CERCLA. The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the sites of the Company’s subsidiaries are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

To date, the parties that retained, assumed or agreed to indemnify the Company’s subsidiaries against the liabilities referred to above have performed their obligations in all material respects. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.6 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company’s subsidiaries are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on the Company’s balance sheet, the amount of the Company’s total liabilities could exceed the book value of the Company’s assets by an additional amount that could be significant.

Also, contamination has been detected at certain Australian facilities of the Company’s subsidiaries. These sites include a tar distillation facility in Mayfield, NSW, Australia and a wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s total reserves include $1 million for the estimated remediation costs at these sites.

Grenada.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. Koppers Inc. is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue was appealed to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases was stayed. Plaintiffs in the four state court cases have recently withdrawn their objections to a transfer of venue to Grenada County. Koppers Inc. believes that plaintiffs in these state court cases have also consented to separate trials (instead of consolidated trials) of their respective claims. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court recently granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. Prior to the granting of such Motion to Sever on April 14, 2005, the trials of the 12 Beck plaintiffs were scheduled to commence in October 2005. The trial of the first Beck plaintiff is now scheduled to commence in October 2005. Eleven additional trials have been scheduled to commence between January 2006 and October 2007. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that Koppers Inc. respond to certain requests for information and conduct a voluntary phased investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has not yet agreed to conduct such investigation. If Koppers Inc. does not conduct such an investigation, the IEPA may elect to undertake such an investigation itself or it may pursue formal enforcement against Koppers Inc.

Other Environmental Matters

In October 1996, Koppers Inc. received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that Koppers Inc. violated various provisions of the Clean Water Act. Koppers Inc. subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1.0 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 million was made in April 2005.

Additionally, during an investigation Koppers Inc. initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against Koppers Inc. by the EPA alleging certain civil and criminal violations of applicable environmental laws. Koppers Inc. subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The plea of Koppers Inc. was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between Koppers Inc. and the EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the part of Koppers Inc. to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company’s subsidiaries are involved in litigation and various proceedings relating to antitrust matters, environmental laws and regulations and toxic tort matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters.”

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit related to the sale of vineyard fence posts.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of a wood treating plant in Grenada, Mississippi.

Government Investigations.    The New Zealand Commerce Commission and the Canadian Competition Bureau are conducting investigations related to competitive practices for some of the products of the Company’s subsidiaries.

Product Liability Cases.    Koppers Inc., along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these matters.

The Company’s subsidiaries are involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on its business, financial condition, cash flows and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on February 16, 2005 the following individuals were unanimously elected to continue as Directors: Robert Cizik, Christian L. Oberbeck, David M. Hillenbrand, Clayton A. Sweeney, and Walter W. Turner. Additionally, the shareholders unanimously ratified the retention of Ernst & Young LLP by the Audit Committee to continue as independent auditor of the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

i) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KI Holdings Inc.
(Registrant)

Date: May 20, 2005	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)