Form 10-Q
period 2005-06-30
KI Holdings Inc.
filed 2005-08-10
CIK 1315257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission file number 333-122810

KI Holdings Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Common Stock, par value $.01 per share, outstanding at August 5, 2005 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KI Holdings Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$266.3	$249.5	$498.3	$476.9
Operating expenses:
Cost of sales	219.7	206.8	413.5	402.0
Depreciation and amortization	8.2	8.2	16.2	16.4
Selling, general and administrative	17.3	13.4	32.7	26.7

Total operating expenses	245.2	228.4	462.4	445.1

Operating profit	21.1	21.1	35.9	31.8
Other income	0.2	—	0.6	0.1

Income before interest expense, income taxes and minority interest	21.3	21.1	36.5	31.9
Interest expense	12.8	9.0	25.3	17.9

Income before income taxes and minority interest	8.5	12.1	11.2	14.0
Income taxes	4.6	6.4	5.8	7.4
Minority interest	(0.3)	0.9	0.6	1.9

Net income	$4.2	$4.8	$4.8	$4.7

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37.8	$41.8
Accounts receivable less allowance for doubtful accounts of $0.9 in 2005 and $0.9 in 2004	123.5	113.0
Inventories:
Raw materials	71.8	79.9
Work in process	3.8	4.4
Finished goods	70.4	68.6
LIFO reserve	(18.9)	(18.4)

Total inventories	127.1	134.5
Deferred tax benefit	10.3	10.3
Other	8.1	7.6

Total current assets	306.8	307.2
Equity in non-consolidated investments	2.9	2.9
Fixed assets	515.8	511.8
Less: accumulated depreciation	(361.0)	(355.1)

Net fixed assets	154.8	156.7
Goodwill	36.6	38.4
Deferred tax benefit	45.5	50.0
Other assets	31.0	28.4

Total assets	$577.6	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.2	$77.4
Accrued liabilities	57.0	64.7
Revolving credit	27.3	20.6
Current portion of term loans	4.4	2.5

Total current liabilities	161.9	165.2
Long-term debt:
Revolving credit	26.2	38.9
Term loans	4.5	3.8
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	133.3	127.0

Total long-term debt	484.0	489.7
Other long-term reserves	89.0	86.2

Total liabilities	734.9	741.1
Minority interest	11.1	10.6
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2005 and 2004	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 3.0 shares issued in 2005 and 2004	—	—
Capital in excess of par value	10.7	10.7
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(168.1)	(172.9)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	8.7	13.6
Minimum pension liability, net of tax	(17.6)	(17.6)

Total accumulated other comprehensive loss	(8.9)	(4.0)
Treasury stock, at cost, 0.1 shares in 2005 and 0.0 shares in 2004	(1.5)	(1.3)

Total liabilities and stockholders’ equity	$577.6	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash provided by operating activities	$13.6	$2.1
Cash provided by (used in) investing activities:
Capital expenditures	(8.3)	(8.5)
Acquisitions	(5.8)	—
Other	0.2	0.1

Net cash (used in) investing activities	(13.9)	(8.4)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	134.0	120.4
Repayments of revolving credit	(139.7)	(87.3)
Borrowings from long-term debt	6.6	—
Repayment of long-term debt	(3.8)	(4.0)
Dividends paid	—	(25.0)
Payment of deferred financing costs	—	(0.2)
Purchases of common stock	(0.3)	(2.1)

Net cash provided by (used in) financing activities	(3.2)	1.8
Effect of exchange rates on cash	(0.5)	0.3

Net (decrease) in cash	(4.0)	(4.2)
Cash and cash equivalents at beginning of period	41.8	9.6

Cash and cash equivalents at end of period	$37.8	$5.4

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

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc., a wholly owned subsidiary of KI Holdings, was converted into shares of common and preferred stock of KI Holdings and KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $24.2 million of cash and the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and is structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. KI Holdings depends on dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Secured Notes (as described herein) significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings.

In June 2005, the Company provided $2.7 million in cash to Koppers Inc. which was used to repay a term loan and related accrued interest.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(3)	Dividend Payments

In August 2005 the Company received a dividend payment of $13 million from Koppers Inc. The Company declared a dividend totaling $35 million ($11.68 per share to common and preferred) on July 28, 2005 to holders of record as of August 1, 2005 which was paid on or about August 5, 2005.

(4)	Impairment and Restructuring

During the second quarter of 2005 the Company incurred an impairment charge of $0.3 million related to assets at the wood treating facility in Montgomery, Alabama. The impairment charge is related to the Company’s expectation that the facility will cease production in September 2005. The planned ceasing of production and closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business. Additional impairment and closure charges of approximately $1.0 million are anticipated for the third quarter of 2005.

Also during the second quarter of 2005, approximately $0.2 million of asset retirement obligation reserves related to the Logansport, Louisiana wood treating facility, which was closed in the third quarter of 2003, were reversed to profit as a result of the completion of the closure.

(5)	Acquisition of Specialty Chemicals Business

On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. Additionally, approximately $0.6 million of liabilities were assumed. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. Bank loans outstanding related to this purchase amounted to $6.4 million at June 30, 2005, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005.

Operating results are included in the statement of operations from the acquisition date forward. The pro forma effect of the acquisition for each of the three and six month periods ended June 30, 2005 was immaterial.

(6)	Recently Issued Accounting Guidance

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

after December 15, 2005, and early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

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

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

(7)	Debt

	June 30, 2005	December 31, 2004
	(In millions)
Revolving credit	$53.5	$59.5
Term loans	8.9	6.3
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	133.3	127.0

	$515.7	$512.8

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

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Revolving Credit Facility

The revolving credit facility provides for up to $100.0 million of availability at various interest rates. As of June 30, 2005, the Company had $36.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of June 30, 2005, $18.8 million of commitments were utilized by outstanding letters of credit.

The covenants related to the revolving credit facility include financial covenants that require Koppers Inc. to maintain certain financial ratios.

Term loans at June 30, 2005 consist of $2.5 million for Koppers China and $6.4 million for Koppers Europe related to the United Kingdom acquisition.

(8)	Legal Proceedings

Product Liability Cases

Koppers Inc., along with other defendants, has been named as a defendant in twelve cases in Pennsylvania and three cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. Koppers Inc. has been served with process in seven additional cases in Pennsylvania that may involve claims related to coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability. Although the cases are being vigorously defended, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operation.

Government Investigations

In late 2002 Koppers Inc. contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted Koppers Inc. a provisional guarantee of immunity from fines under the

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Although the CCB has not indicated that its investigation has been terminated, the Company does not currently anticipate any adverse consequences from the CCB’s investigation based on the lack of recent communication from the CCB in conjunction with the termination of the investigations by the European Commission and the United States Department of Justice.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC and has engaged in settlement discussions with the NZCC. Although such settlement discussions are continuing, a settlement has not yet been reached. It is likely that penalties will be paid as a result of these proceedings. If settlement is not achieved and penalties are ordered, such penalties could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

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

The Company has reserved $1.9 million for these penalties and believes that this represents the minimum of the potential range of losses. This amount is included in cost of sales.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.0 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company’s subsidiary. Koppers Australia has settled with Pacific Century and is engaged in settlement discussions with the constructor of the trellises; a provision of approximately AU$1.1 million (approximately US$0.8 million), has been made for this matter, of which AU$1.0 million (US$0.7 million) was provided in 2004.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in five toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of a wood treating plant in Grenada, Mississippi (“Grenada”) which is owned by Koppers Inc. See “Environmental and Other Liabilities Retained or Assumed by Others.”

(9)	Environmental and Other Matters

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

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, Koppers Inc. will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first two payments of $2 million each were made in July 2005 and 2004, respectively.

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

Also, contamination has been detected at certain Australian facilities of the Company’s subsidiaries. These sites include a tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s total reserves include $1.7 million for the estimated remediation costs at these sites.

Grenada.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in five toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in four of the five state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

approximately 225 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. Koppers Inc. sought to transfer venue of the state court cases to Grenada County, Mississippi and to sever the claims of the plaintiffs. The Mississippi Supreme Court recently ruled in favor of the defendants on the issues of venue and the severance of claims. All of the state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County. After such cases have been transferred to Grenada County, the stay of discovery in such cases will likely be lifted. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. The first trial is scheduled to commence on October 31, 2005. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial. Three plaintiffs in these cases have also filed a motion for injunctive relief contending that their properties are no longer habitable. They have requested remediation or, alternatively, condemnation of their properties. Koppers Inc. is vigorously contesting such motion. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    Koppers Inc. has learned that a putative class action lawsuit has been filed in federal court in Austin, Texas against it and other defendants. The lawsuit alleges that several categories of past and present property owners and residents in the Somerville, Texas area have suffered property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant of Koppers Inc. The complaint seeks certification of several classes and further seeks to recover damages for alleged injuries to property, medical monitoring and injunctive relief. The Company has not yet been served with process in this case. Although Koppers Inc. intends to vigorously defend this case (if it is served), there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the United States Environmental Protection Agency (“EPA”) has issued a notice of violation to the Stickney plant alleging violations of the Clean Air Act. The EPA has proposed a fine of $146,000 plus an undetermined amount for stipulated penalties. The Company intends to cooperate with the EPA and is currently unable to estimate a range of loss, if any, regarding the stipulated penalties.

Other Environmental Matters

In August 2005, Koppers Inc. received a Clean Water Act information request from Region IV of the EPA. Region IV encompasses six Company facilities. The Company intends to cooperate with the EPA and is currently unable to estimate a range of loss, if any, regarding this matter.

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

(10)	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Net income	$4.2	$4.8	$4.8	$4.7
Other comprehensive income (loss):
Unrealized currency translation (loss)	(2.7)	(6.3)	(4.9)	(5.4)

Total comprehensive income (loss)	$1.5	$(1.5)	$(0.1)	$(0.7)

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(11)	Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Beginning warranty reserve	$6.4	$5.7	$6.2	$5.7
Warranty expense charged to reserve	0.4	0.5	0.6	0.6
Cash expenditures for warranty claims	(0.2)	(0.2)	(0.2)	(0.3)

Ending warranty reserve	$6.6	$6.0	$6.6	$6.0

(12)	Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.3	$1.6	$0.1	$—
Interest cost	3.0	3.5	0.3	0.1
Expected return on plan assets	(3.0)	(3.2)	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	—
Amortization of loss	0.7	0.7	—	—
Amortization of transition amounts	(0.2)	(0.1)	—	—

Net periodic benefit cost	$1.9	$2.7	$0.3	$0.1

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$2.7	$3.1	$0.2	$0.1
Interest cost	5.9	6.6	0.5	0.3
Expected return on plan assets	(5.9)	(5.9)	—	—
Amortization of prior service cost	0.1	0.3	(0.2)	(0.1)
Amortization of loss	1.4	1.3	0.1	—
Amortization of transition amounts	(0.5)	(0.3)	—	—
Curtailment charge	—	0.2	—	—

Net periodic benefit cost	$3.7	$5.3	$0.6	$0.3

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(13)	Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended June 30, 2005 and 2004 were $11.1 million and $8.6 million, respectively, and for the six months ended June 30, 2005 and 2004 were $19.8 million and $16.6 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net sales (millions):
Carbon Materials & Chemicals	$156.5	$144.9	$301.4	$276.9
Railroad & Utility Products	109.8	104.6	196.9	200.0

Total	$266.3	$249.5	$498.3	$476.9
Percentage of net sales:
Carbon Materials & Chemicals	58.7%	58.1%	60.5%	58.1%
Railroad & Utility Products	41.3%	41.9%	39.5%	41.9%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	15.6%	16.6%	15.4%	14.1%
Railroad & Utility Products	12.8%	10.3%	11.2%	9.8%

Total	14.4%	13.8%	13.8%	12.3%
Operating profit (millions):
Carbon Materials & Chemicals	$12.4	$14.8	$23.4	$21.0
Railroad & Utility Products	8.8	6.6	12.4	11.1
All Other	(0.1)	(0.3)	0.1	(0.3)

Total	$21.1	$21.1	$35.9	$31.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by Koppers in the Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. Koppers is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount of coal tar available in global markets, particularly Europe; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Northwestern U.S. in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and iv) low margins in the utility pole business as a result of deregulation.

Results of Operations

Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004.

Net Sales.    Net sales for the three months ended June 30, 2005 were higher than 2004 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due to pricing increases for phthalic anhydride and furnace coke, primarily as the result of higher raw material costs, which more than offset volume reductions of 13% for PAA and 8% for furnace coke. Net sales for Railroad & Utility Products increased compared to the prior year due as a 10% reduction in volumes for untreated crosstie sales was more than offset by a 29% increase in treated crosstie sales.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Railroad & Utility Products more than offset a decline in margins for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals decreased as the result of a $1.9 million charge related to the anti-trust investigation in New Zealand, plus $0.8 million of additional environmental reserves for clean up costs associated with contamination in Australia. Gross margin for Railroad & Utility Products increased due to the increase in volumes for treated railroad crossties as noted above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Other Financial Matters”.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of $0.9 million of increased legal expenses in Australasian operations, primarily as a result of the New Zealand anti-trust investigation.

Interest expense.    Interest expense increased due to higher average debt levels as a result of the issuance of the Senior Discount Notes in November 2004.

Income Taxes.    The Company’s effective income tax rate for the quarter ended June 30, 2005 was relatively unchanged as the effect of the composition of earnings among U.S. and foreign operations (as a result of the earnings of U.S. operations increasing relative to foreign earnings) was largely offset by the effect of higher interest expense.

Net Income.    Net income for 2005 compared to the same period last year increased as higher gross margins in the Railroad & Utility Products business and the lower effective tax rate as noted above more than offset the effect of higher interest expense.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004.

Net Sales.    Net sales for the six months ended June 30, 2005 were higher than 2004 as higher sales for Carbon Materials & Chemicals more than offset lower sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased as pricing increases for phthalic anhydride and furnace coke, primarily as the result of higher raw material costs, more than offset volume reductions of 17% for PAA and 5% for furnace coke. Net sales for Railroad & Utility Products decreased compared to the prior year due primarily to an 18% reduction in volumes for untreated crosstie sales, with the reduction due in part to weather-related difficulties in procuring raw materials. The volume reduction for untreated crossties was partially offset by an increase in treated crosstie sales of 12% compared to the prior year.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased in total as both business segments reported higher margins. Gross margin for Carbon Materials & Chemicals increased as the increases in pricing for phthalic anhydride and furnace coke noted above were partially offset by lower volumes for both products, as well as higher raw material and logistics costs. Additionally, margins were negatively impacted as the result of a $1.9 million charge related to the anti-trust investigation in New Zealand and $0.8 million of additional environmental reserves for clean up costs associated with contamination in Australia. Gross margin for Railroad & Utility Products increased due primarily to a change in product mix, as the impact of increased volumes in treated railroad crossties more than offset the reduction in volumes in the lower margin untreated crossties.

Depreciation and Amortization.    Depreciation and amortization for 2005 decreased compared to the prior year due primarily to certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of $1.4 million of increased legal expenses in Australasian operations primarily related to the New Zealand anti-trust investigation, and a bad debt recovery of approximately $0.4 million in the first quarter of 2004.

Interest expense.    Interest expense increased due to higher average debt levels as a result of the issuance of the Senior Discount Notes in November 2004.

Income Taxes.    The Company’s effective income tax rate for the six months ended June 30, 2005 was relatively unchanged as the effect of the composition of earnings among U.S. and foreign operations (as a result of the earnings of U.S. operations increasing relative to foreign earnings) was largely offset by the effect of higher interest expense.

Net Income.    Net income for 2005 compared to the same period last year increased due primarily to higher gross margins as noted above, along with a lower effective tax rate. These changes more than offset higher selling, general and administrative costs related primarily to legal expenses in Australasia, as well as higher interest expense.

Liquidity and Capital Resources

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings Inc.

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $24.2 million of cash and the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and is structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. KI Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers Inc.’s ability to make such payments under its indenture is governed by a formula based, in part, on 50% of its consolidated net income. In addition, as a condition to making such payments based, in part, on such formula, Koppers Inc. must have a ratio of EBITDA (as defined in the indenture governing the Senior Secured Notes) to interest expense of at least 2.0 to 1.0, after giving effect to any such payments, and must not be in default under that indenture.

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

As of June 30, 2005, the Company had $37.8 million of cash and cash equivalents and $36.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of June 30, 2005, $18.8 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities increased compared to the prior year due primarily to higher net income net of non-cash interest expense and an increase in working capital in 2005 of $17.3 million compared to an increase in working capital in 2004 of $21.4 million.

Capital expenditures were lower than the prior year due primarily to efforts to limit expenditures to critical projects. Acquisitions and related capital expenditures relate to the acquisition in the United Kingdom described herein.

Net cash used in financing activities in 2005 was for debt repayments on the revolving credit facility and the Monessen term loan, offset by new borrowing in the United Kingdom for the acquisition of a chemicals business. Net cash used in financing activities in 2004 related to revolver borrowings of

$33.3 million to provide for the payment of $25.0 million in dividends, the repayment of $4.0 million of the term loan, and the purchase of $2.1 million of common stock.

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

The covenants related to the revolving credit facility also include financial covenants that require Koppers Inc. to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at June 30, 2005 was 1.54 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at June 30, 2005 was 4.04 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed 1.50 to 1.00. The Senior Leverage Ratio at June 30, 2005 was .73 to 1.00.

Legal Matters

The Company’s subsidiaries are involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters.

Government Investigations

In late 2002 Koppers Inc. contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted Koppers Inc. a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Although the CCB has not indicated that its investigation has been terminated, the Company does not currently anticipate any adverse consequences from the CCB’s investigation based on the lack of recent communication from the CCB in conjunction with the termination of the investigations by the European Commission and the United States Department of Justice.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC and has engaged in settlement discussions with the NZCC. Although such settlement discussions are continuing, a settlement has not yet been reached. It is likely that penalties will be paid as a result of the proceedings. Such penalties could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

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

The Company has reserved $1.9 million for these penalties and believes that this represents the minimum of the potential range of losses. This amount is included in cost of sales.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.0 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company’s subsidiary. Koppers Australia has settled with Pacific Century and is engaged in settlement discussions with the constructor of the trellises; a provision of approximately AU$1.1 million (approximately US$0.8 million), has been made for this matter, of which AU$1.0 million (US$0.7 million) was provided in 2004.

Product Liability Cases.    Koppers Inc., along with other defendants, has been named as a defendant in twelve cases in Pennsylvania and three cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. Koppers Inc. has been served with process in seven additional cases in Pennsylvania that may involve claims related to coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to Koppers Inc. Although Koppers Inc. is vigorously defending these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in five toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others”.

Other Financial Matters

Dividend Payments.    In August 2005 the Company received a dividend payment of $13 million from Koppers Inc. The Company declared a dividend totaling $35 million ($11.68 per share to common and preferred) on July 28, 2005 to holders of record as of August 1, 2005 which was paid on or about August 5, 2005.

Impairment and Restructuring.    During the second quarter of 2005 the Company incurred an impairment charge of $0.3 million related to assets at the wood treating facility in Montgomery, Alabama. The impairment charge is related to the Company’s expectation that the facility will cease production in September 2005. The planned ceasing of production and closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business. Additional impairment and closure charges of approximately $1.0 million are anticipated for the third quarter of 2005.

Also during the second quarter of 2005, approximately $0.2 million of asset retirement obligation reserves related to the Logansport, Louisiana wood treating facility, which was closed in the third quarter of 2003, were reversed to profit as a result of the completion of the closure.

Acquisition of Specialty Chemicals Business.    On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. Additionally, approximately $0.6 million of liabilities were assumed. Bank loans outstanding related to this purchase amounted to $6.4 million at June 30, 2005, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005.

Operating results are included in the statement of operations from the acquisition forward. The pro forma effect of the acquisition for each of the three and six month periods ended June 30, 2005 was immaterial.

Interest Rate Swap.    In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter and six months ended June 30, 2005 was to lower interest expense by approximately $0.1 million and $0.4 million, respectively. The fair value of the swap agreement at June 30, 2005 was a liability of approximately $0.4 million.

Recently Issued Accounting Guidance

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, Koppers Inc. will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first two payments of $2 million each were made in July 2005 and 2004, respectively.

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

Also, contamination has been detected at certain Australian facilities of the Company’s subsidiaries. These sites include a tar distillation facility in Mayfield, NSW, Australia and a wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s total reserves include $1.7 million for the estimated remediation costs at these sites.

Grenada.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in five toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in four of the five state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 225 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. Koppers Inc. sought to transfer venue of the state court cases to Grenada County, Mississippi and to sever the claims of the plaintiffs. The Mississippi Supreme Court recently ruled in favor of the defendants on the issues of venue and the severance of claims. All of the state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County. After such cases have been transferred to Grenada County, the stay of discovery in such cases will likely be lifted. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. The first trial is scheduled to commence on October 31, 2005. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial. Three plaintiffs in these cases have also filed a motion for injunctive relief contending that their properties are no longer habitable. They have requested remediation or, alternatively, condemnation of their properties. Koppers Inc. is vigorously contesting such motion. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    Koppers Inc. has learned that a putative class action lawsuit has been filed in federal court in Austin, Texas against it and other defendants. The lawsuit alleges that several categories of past and present property owners and residents in the Somerville, Texas area have suffered property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant of Koppers Inc. The complaint seeks certification of several classes and further seeks to recover damages for alleged injuries to property, medical monitoring and injunctive relief. The Company has not yet been served with process in this case. Although Koppers Inc. intends to vigorously defend this case (if it is served), there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs.

Additionally, the United States Environmental Protection Agency (“EPA”) has issued a notice of violation to the Stickney plant alleging violations of the Clean Air Act. The EPA has proposed a fine of $146,000 plus an undetermined amount for stipulated penalties. The Company intends to cooperate with the EPA and is currently unable to estimate a range of loss, if any, regarding the stipulated penalties.

Other Environmental Matters

In August 2005, Koppers Inc. received a Clean Water Act information request from Region IV of the EPA. Region IV encompasses six Company facilities. The Company intends to cooperate with the EPA and is currently unable to estimate a range of loss, if any, regarding this matter.

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

As of June 30, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

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

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in five toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of a wood treating plant in Grenada, Mississippi.

Government Investigations.    The New Zealand Commerce Commission and the Canadian Competition Bureau are conducting investigations related to competitive practices for some of the products of the Company’s subsidiaries.

Product Liability Cases.    Koppers Inc., along with other defendants, has been named as a defendant in twelve cases in Pennsylvania and three cases in Texas in which the plaintiffs claim they suffered a variety of illnesses as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. Koppers Inc. has been served with process in seven additional cases in Pennsylvania that may involve claims related to coal tar pitch.

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

There were no matters submitted to a shareholder vote during the second quarter of 2005.

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

(b) Reports on Form 8-K:

i) Form 8-K dated May 27, 2005 regarding a press release announcing the completion of an Exchange Offer for the Senior Discount Notes of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KI Holdings Inc.
(Registrant)

Date: August 9, 2005	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)