Form 10-Q
period 2005-09-30
KI Holdings Inc.
filed 2005-11-14
CIK 1315257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share, outstanding at November 5, 2005 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KI Holdings Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$269.6	$243.8	$767.9	$720.7
Operating expenses:
Cost of sales	222.5	202.0	636.0	604.0
Depreciation and amortization	8.4	7.9	24.6	24.3
Selling, general and administrative	16.7	15.0	49.4	41.7

Total operating expenses	247.6	224.9	710.0	670.0

Operating profit	22.0	18.9	57.9	50.7
Other income	0.1	—	0.7	0.1

Income before interest expense, income taxes and minority interest	22.1	18.9	58.6	50.8
Interest expense	12.9	8.7	38.2	26.6

Income before income taxes and minority interest	9.2	10.2	20.4	24.2
Income taxes	3.7	5.8	9.5	13.2
Minority interest	0.9	0.9	1.5	2.8

Net income	$4.6	$3.5	$9.4	$8.2

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$41.8
Accounts receivable less allowance for doubtful accounts of $0.8 in 2005 and $0.9 in 2004	126.1	113.0
Inventories:
Raw materials	73.4	79.9
Work in process	3.4	4.4
Finished goods	68.4	68.6
LIFO reserve	(19.8)	(18.4)

Total inventories	125.4	134.5
Deferred tax benefit	13.3	10.3
Other	5.2	7.6

Total current assets	306.5	307.2
Equity in non-consolidated investments	2.9	2.9
Fixed assets	518.2	511.8
Less: accumulated depreciation	(365.7)	(355.1)

Net fixed assets	152.5	156.7
Goodwill	36.5	38.4
Deferred tax benefit	40.6	50.0
Other assets	31.0	28.4

Total assets	$570.0	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.5	$77.4
Accrued liabilities	71.6	64.7
Revolving credit	34.8	20.6
Current portion of term loans	6.4	2.5

Total current liabilities	186.3	165.2
Long-term debt:
Revolving credit	17.9	38.9
Term loans	13.3	3.8
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	136.5	127.0

Total long-term debt	487.7	489.7
Other long-term reserves	82.5	86.2

Total liabilities	756.5	741.1
Minority interest	12.0	10.6
Stockholders’ equity (deficit):
Senior Convertible Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 2,288,481 shares issued in 2005 and 2004	—	—
Common stock, $.01 par value per share; 37,000,000 shares authorized, 740,042 shares issued in 2005 and 809,591 shares issued in 2004	—	—
Capital in excess of par value	10.5	10.7
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(198.3)	(172.9)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	8.5	13.6
Minimum pension liability, net of tax	(17.6)	(17.6)

Total accumulated other comprehensive loss	(9.1)	(4.0)
Treasury stock, at cost, 5,611 shares in 2005 and 32,611 shares in 2004	(1.0)	(1.3)

Total stockholders’ (deficit)	(198.5)	(168.1)

Total liabilities and stockholders’ (deficit)	$570.0	$583.6

See accompanying notes.

KI Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash provided by operating activities	$42.9	$13.8
Cash provided by (used in) investing activities:
Capital expenditures	(13.6)	(12.8)
Acquisitions	(5.8)	—
Other	0.8	0.7

Net cash (used in) investing activities	(18.6)	(12.1)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	274.1	194.8
Repayments of revolving credit	(280.6)	(155.4)
Borrowings from long-term debt	17.8	—
Repayment of long-term debt	(4.1)	(6.5)
Dividends paid	(34.7)	(33.4)
Payment of deferred financing costs	(1.2)	(0.3)
Issuances of common stock	0.3	0.6
Purchases of common stock	(0.4)	(2.2)

Net cash provided by (used in) financing activities	(28.8)	(2.4)
Effect of exchange rates on cash	(0.8)	0.5

Net (decrease) in cash	(5.3)	(0.2)
Cash and cash equivalents at beginning of period	41.8	9.6

Cash and cash equivalents at end of period	$36.5	$9.4

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

(2)    Formation of KI Holdings Inc.

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc., a wholly owned subsidiary of KI Holdings, was converted into shares of common and preferred stock of KI Holdings and KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $1.7 million of cash and the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. KI Holdings depends on dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Secured Notes (as described herein) significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. As of September 30, 2005 and December 31, 2004, dividends available to be declared based on covenant restrictions amounted to $16.6 million and $45.2 million, respectively.

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

(4)    Plant Closure

During the third quarter of 2005 the Company incurred charges of $0.5 million related to the closure of the Company’s wood treating facility in Montgomery, Alabama (the “Montgomery facility”). Of this amount, $0.3 million was for accelerated depreciation of fixed assets and $0.2 million was for severance charges. An impairment charge of approximately $0.3 million was recorded for assets at this facility during the second quarter of 2005. The total charges of $0.8 million are due to the facility ceasing production in September 2005. The closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business.

During the second quarter of 2005, approximately $0.2 million of asset retirement obligation reserves related to the Logansport, Louisiana wood treating facility, which was closed in the third quarter of 2003, were reversed to profit as a result of the completion of the closure.

(5)    Acquisition of Specialty Chemicals Business

On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson’s”). The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. Additionally, approximately $0.6 million of liabilities were assumed. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. Bank loans outstanding related to the purchase amounted to $6.4 million, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005.

Operating results are included in the statement of operations from the acquisition date forward. Net sales and net income for the three months and nine months ended September 30, 2005 amounted to $4.5 million and $0.1 million respectively, and $7.8 million and $0.2 million respectively.

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

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material effect on its financial statements.

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

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material effect on its financial statements.

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company has completed its evaluation of the repatriation provision. Based in its evaluation, the Company has determined that it cannot effectively repatriate earnings from foreign subsidiaries in 2005 under the repatriation provision.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(7)    Debt

	September 30, 2005	December 31, 2004
	(In millions)
Revolving credit	$52.7	$59.5
Term loans	19.7	6.3
Senior Secured Notes due 2013	320.0	320.0
Senior Discount Notes due 2014	136.5	127.0

	$528.9	$512.8

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

Amendment to Credit Agreement

In August 2005, Koppers Inc. amended and restated its senior secured credit facility to, among other things, provide for a revolving credit facility of up to $115.0 million and for a term loan of $10.0 million. The senior secured credit facility is for a period of over four years, and the loans are secured by substantially all of Koppers Inc.’s assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. The Company incurred fees of approximately $0.5 million related to the amendment.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Revolving Credit Facility

The revolving credit facility under the amended credit agreement provides for up to $115.0 million of availability at various interest rates. As of September 30, 2005, the Company had $55.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2005, $18.7 million of commitments were utilized by outstanding letters of credit.

As of September 30, 2005 and December 31, 2004 Koppers Australia had revolver borrowings under a separate facility which amounted to $8.2 million and $9.0 million, respectively.

The covenants related to the revolving credit facility include financial covenants that require Koppers Inc. to maintain certain financial ratios.

Term loans at September 30, 2005 consist of $10.0 million from the amended credit agreement noted above, $2.6 million for Koppers China and $7.1 million for Koppers Europe related to the United Kingdom acquisition and related expenditures.

(8)    Legal Proceedings

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters.

Government Investigations.    In late 2002, Koppers Inc. contacted the Canadian Competition Bureau, (the “CCB”), and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted Koppers Inc. a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Although the CCB has not indicated that its investigation has been terminated, the Company does not currently anticipate any adverse consequences from the CCB’s investigation based on the lack of recent communications from the CCB and the termination of the concurrent investigations by the European Commission and the United States Department of Justice.

In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986, (the “Act”). The statement of claim seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

cause of action not to exceed the higher of $NZ10,000,000 or three times the commercial gain from the contravention or if the commercial gain cannot be readily ascertained, 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC and has engaged in settlement discussions with the NZCC. Although such settlement discussions are continuing, a settlement has not yet been reached. It is likely that penalties will be paid as a result of the proceedings. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s, (the “ACCC”), policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. The Company is not currently aware of any civil claims related to competitive practices in Australia. Such civil claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of Koppers Arch Australia.

The Company has reserved $2.6 million for these penalties as of September 30, 2005, of which $1.9 million was recorded prior to the third quarter. This amount is included in cost of sales. The amount reserved is based upon the Company’s assessment of the current status of negotiations with the NZCC.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    On October 10, 2002, Koppers Timber Preservation Pty Ltd, a subsidiary of Koppers Australia, was named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century Production Pty Ltd in the Supreme Court of Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claimed that certain posts were defective in that they had either decay or excessive bark or were less than the minimum specified size. In addition, plaintiff alleged violations of the Australian Timber Utilization and Marketing Act. Plaintiff sought damages in the amount of approximately $4.9 million for, among other things, the costs of removing and replacing the trellis posts. Plaintiff also filed a lawsuit against the constructor of the vineyard trellises, which is still pending. This lawsuit against the trellis constructor was consolidated with Pacific Century’s claim against our subsidiary. Koppers Australia has settled with Pacific Century and has withdrawn its claim against the constructor of the trellises; a provision of approximately $0.8 million has been made for this matter, of which $0.7 million was provided in 2004.

Product Liability Cases.    Koppers Inc., along with other defendants, has been named as a defendant in 20 cases filed in state court in Pennsylvania and two cases filed in state court in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

to coal tar pitch sold by Koppers Inc. The first of these cases was filed in April 2000 and the most recent was filed in September 2005. There are a total of approximately 75 plaintiffs in these cases. Of the 75 plaintiffs, 73 plaintiffs do not assert any specific amount of damages. These 73 plaintiffs seek compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits (in most cases $25,000) of the applicable courts. Of the 75 plaintiffs, 2 plaintiffs (in the same case) assert damages not to exceed a combined total of $10 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., Henkel Corporation, Univar USA, Inc. and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. Koppers Inc. has not provided a reserve for these lawsuits because, at this time, Koppers Inc. cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in five toxic tort lawsuits in state court in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Somerville.    Koppers Inc. has been served with a putative class action lawsuit which was filed in June 2005 in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleges that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 have suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant of Koppers Inc. See “Environmental and Other Liabilities Retained or Assumed by Others.”

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of our operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988, (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product, and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including in some cases certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. entered into an agreement with Beazer East to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, the Company agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2005 and 2004, respectively. The final two payments of $2 million and $1 million are due to be paid by the Company to Beazer East on July 1, 2006, and July 1, 2007, respectively. Koppers Inc. agreed to make these payments to Beazer East to obtain an extension of the Indemnity to the year 2019. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or Pre-Closing, acts or omissions of Beazer East or its predecessors (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors, (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct, and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by the Company in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act, (“RCRA”), substantially all investigative, cleanup and closure activities are being conducted and paid

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.6 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheets with respect to such matters, which could result in its having significant additional negative net worth.

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include the tar distillation facility in Mayfield, NSW, Australia and certain property adjacent to such facility and the wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. Total reserves include $1.7 million for estimated remediation costs at these sites.

Grenada.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in five toxic tort lawsuits in state court in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in four of the five state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 225 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts. In the federal court action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. In the federal court action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts. The Mississippi Supreme Court granted Koppers Inc.’s motions to transfer venue of four of the five state court cases to Grenada County, Mississippi (the fifth case was already filed in Grenada County) and to sever the claims of the plaintiffs. All of the state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County. After such cases have been transferred to Grenada County, the stay of discovery in such cases will likely be lifted. Discovery in the federal court cases also has been stayed, except with respect to 12 plaintiffs in the Beck federal case. The Court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials is scheduled to commence on April 17, 2006. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial. Three plaintiffs in these cases filed a motion for injunctive relief contending that their properties are no longer habitable. They requested remediation or, alternatively, condemnation of their properties. This

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

motion was denied by the Court. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. Koppers Inc. has not provided a reserve for these lawsuits because at this time it cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot reasonably be estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    Koppers Inc. has been served with a putative class action lawsuit which was filed in June 2005 in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleges that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 have suffered property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant of Koppers Inc. In addition to seeking class certification, the plaintiffs seek to recover unspecified damages for alleged injuries to property, medical monitoring costs, punitive damages, remediation of contamination, injunctive relief, and attorney’s fees and costs. Koppers Inc. has not provided a reserve for these lawsuits because at this time it cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot reasonably be estimated. Although Koppers Inc. intends to vigorously defend this case, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. Koppers Inc. has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

Additionally, the United States Environmental Protection Agency, (the “EPA”), has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. The Company intends to cooperate with the EPA, including conducting an audit of relevant operations, and is currently unable to estimate a range of loss, if any, regarding the stipulated penalties. A provision of $100,000 has been made for this matter, which the Company believes is a reasonable approximation of the probable settlement based on the current status of negotiations.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that the Company violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 million was made in April 2005.

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In August 2005, Koppers Inc. received a Clean Water Act information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company intends to cooperate with the EPA. Koppers Inc. has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between us and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

In August 2005, the Pennsylvania Department of Environment Protection, (the “PADEP”), proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at our tar distillation facility in Clairton, Pennsylvania. The Company has proposed to undertake certain engineering steps at a cost of approximately $1.5 million to address this matter pursuant to a consent order the Company is currently discussing with the PADEP. The Company intends to cooperate with the PADEP to resolve this matter. The Company has accrued $150,000 for this matter, which the Company believes is a reasonable approximation of the probable settlement based on the current status of negotiations.

(10)    Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Net income	$4.6	$3.5	$9.4	$8.2
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	(0.2)	2.9	(5.1)	(2.5)

Total comprehensive income	$4.4	$6.4	$4.3	$5.7

(11)    Other Reserves

Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Beginning warranty reserve	$6.6	$6.0	$6.2	$5.7
Warranty expense charged to reserve	0.2	0.4	0.9	1.0
Cash expenditures for warranty claims	(0.2)	(0.1)	(0.5)	(0.4)

Ending warranty reserve	$6.6	$6.3	$6.6	$6.3

Insurance Reserves

The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss coverages. Losses are accrued based upon the most recent third party actuarial valuation. Based on the most recent actuarial valuation, the Company reversed $2.8 million of insurance reserves to profit in the third quarter of 2005. The reserve reversal was primarily the result of recent favorable loss trends related to self-insured claims.

(12)    Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.2	$1.1	$0.1	$0.1
Interest cost	2.3	2.5	0.3	0.4
Expected return on plan assets	(2.3)	(2.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of loss	0.5	0.5	—	—
Amortization of transition amounts	(0.1)	(0.1)	—	—

Net periodic benefit cost	$1.7	$1.9	$0.3	$0.4

The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$3.7	$4.2	$0.2	$0.2
Interest cost	7.3	9.1	0.8	0.6
Expected return on plan assets	(7.3)	(8.1)	—	—
Amortization of prior service cost	0.3	0.4	(0.2)	(0.2)
Amortization of loss	1.7	1.7	0.1	0.1
Amortization of transition amounts	(0.3)	(0.3)	—	—
Curtailment charge	—	0.2	—	—

Net periodic benefit cost	$5.4	$7.2	$0.9	$0.7

KI Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(13)    Income Taxes

The Company’s effective income tax rate for the three month and nine month periods ended September 30, 2005 decreased due primarily to the composition of earnings among U.S. and foreign operations, as the earnings of U.S. operations increased relative to foreign earnings as compared to the prior year period. This effect was partially offset by the non-deductibility of the NZCC penalty described in Note 8. The permanent unfavorable tax impact of the penalty for the three and nine month periods ended September 30, 2005 was $0.3 million and $1.2 million, respectively.

(14)    Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended September 30, 2005 and 2004 were $9.4 million and $9.3 million, respectively, and for the nine months ended September 30, 2005 and 2004 were $29.2 million and $25.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$162.0	$141.5	$463.4	$418.4
Railroad & Utility Products	107.6	102.3	304.5	302.3

Total	$269.6	$243.8	$767.9	$720.7
Percentage of net sales:
Carbon Materials & Chemicals	60.1%	58.0%	60.3%	58.1%
Railroad & Utility Products	39.9%	42.0%	39.7%	41.9%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	15.7%	17.2%	15.5%	15.2%
Railroad & Utility Products	12.3%	9.1%	11.6%	9.6%

Total	14.4%	13.9%	14.0%	12.8%
Operating profit:
Carbon Materials & Chemicals	$14.7	$14.2	$38.1	$35.2
Railroad & Utility Products	7.4	4.4	19.8	15.5
All Other	(0.1)	0.3	—	—

Total	$22.0	$18.9	$57.9	$50.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by Koppers in the Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. Koppers is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

Trend Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher fuel prices; (ii) global restructuring in the Carbon Materials & Chemicals business, including the curtailment of aluminum production in the Northwestern U.S. in part as a result of historically high energy prices; (iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and (iv) low margins in the utility pole business.

Raw materials pricing has escalated over the past several years, including the Company’s primary feedstocks, coal tar and lumber. Many of the Company’s sales contracts include provisions which allow for price increases based on increases in the price of raw materials, which has allowed the Company to generally maintain profit margins in its core businesses. The Company believes that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. The Company intends to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; the Company will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable exchange rates; in the event this trend reverses, net sales could decline significantly if volumes do not increase.

Prior to 2004, the Company’s gross margins, operating margins, net income and operating cash flows deteriorated. This deterioration resulted primarily from changes in the U.S. economy that negatively affected the Company’s business, including (i) reduced consumption resulting in excess capacity in the U.S. carbon materials and chemicals businesses, due in part to the idling of aluminum smelters in the Northwestern U.S. as a result of higher energy costs; (ii) an increase in imports of furnace coke resulting in reduced pricing and profitability for our coke business; and (iii) highly competitive conditions in the utility pole business partly as the result of deregulation, resulting in reduced margins.

Although there can be no assurances, the Company believes some of these trends began to reverse during 2004 and will continue to do so in the future due to certain factors the Company believes have enhanced its profitability, including (i) the rationalization of capacity in its U.S. carbon materials facilities, which has resulted in lower operating costs; (ii) the resumption of operating control of its Chinese joint venture as of January 1, 2004; (iii) a contract with Mittal Steel Company, N.V. (formerly International Steel Group) in 2004 for 100% of the Company’s coke production for a three-year term, reflecting substantially higher pricing for furnace coke in 2004 and 2005 due to market conditions, which has resulted in increased profitability in its coke business; (iv) the exit from the wood treating business of the Company’s largest competitor in the railroad crosstie business, which has resulted in increased volumes of railroad crossties in 2004 and 2005 and has provided the Company with higher profits; and (v) increases in pricing for phthalic anhydride in the U.S.

Results of Operations

Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004.

Net Sales.    Net sales for the three months ended September 30, 2005 were higher than 2004 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due to volume and pricing increases for phthalic anhydride of $1.9 million, or 10%, and $2.4 million, or 12% and volume and pricing increases for furnace coke of $1.1 million, or 10%, and $2.8 million, or 22%, respectively. Additionally, carbon black feedstock volumes and prices increased by $1.8 million, or 46%, and $2.6 million, or 29%, over the prior year quarter. The price increases for furnace coke and carbon black feedstock are due primarily to higher raw material costs, while the volume increases are due to currently favorable market conditions. The price increase for phthalic anhydride is due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in the Company’s domestic operations by the use of internally produced naphthalene. The impact of foreign exchange rates increased sales by $1.7 million, and sales from the Lambson’s acquisition amounted to $4.5 million for the quarter. Net sales for Railroad & Utility Products increased compared to the prior year due to increases in volumes and prices for crossties of $6.6 million, or 14%, and $1.8 million, or 5%, respectively. Prices increased primarily due to higher raw material costs and volumes increased as a result of the Company’s largest competitor exiting the wood treating business. The increases in crossties were partially offset by a reduction in prices of treating services of $1.1 million, or 9%, along with a reduction in volumes for utility poles of $2.6 million, or 16%. The reduction in volumes for utility poles is the result of targeting higher margin business, which resulted in an increase in prices for utility poles of $0.9 million, or 9%.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $38.7 million from $33.9 million in the prior year quarter. As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Railroad & Utility Products more than offset a decline in margins for Carbon Materials & Chemicals. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $25.4 million from $24.3 million in the prior year quarter. Gross margin for Carbon Materials & Chemicals decreased as $0.7 million in charges for expected penalties related to the anti-trust investigation in New Zealand, plus $1.3 million of additional ship drydocking and related costs in Australia partially offset increased profits from phthalic anhydride resulting from higher industry margins due to increased demand and the use of naphthalene as a feedstock, as well as $1.1 million of additional profit realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends in the Company’s most recent actuarial valuation. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $13.2 million from $9.3 million in the prior year quarter. Gross margin for Railroad & Utility Products increased due to the increase in volumes and prices for railroad crossties as noted above. Additionally, $1.7 million of profit was realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends in the Company’s most recent actuarial valuation. These increases were partially offset by $0.5 million of accelerated depreciation and severance charges related to the closure of the Montgomery facility.

Depreciation and Amortization.    Depreciation and amortization for 2005 increased compared to the prior year due to $0.3 million of accelerated depreciation related to the closure of the Montgomery facility and $0.5 million of depreciation and amortization for the Lambson’s acquisition.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales was unchanged as the impact of higher sales amounts was offset by $2.5 million of increased legal expenses in Australasian and U.S. operations, primarily as a result of the New Zealand anti-trust investigation and the Grenada toxic tort litigation. See “Legal Matters.”

Interest expense. Interest expense increased due primarily to higher average debt levels as a result of the issuance of the Senior Discount Notes in November 2004.

Income Taxes.    The Company’s effective income tax rate for the quarter ended September 30, 2005 was lower than the prior year quarter due to the effect of the composition of earnings among U.S. and foreign operations as a result of the earnings of U.S. operations increasing relative to foreign earnings. This effect was partially offset by the non-deductibility of the NZCC penalty (described in Note 8). The permanent unfavorable tax impact of the penalty for the three months ended September 30, 2005 was $0.3 million.

Net Income.    Net income for 2005 compared to the same period last year increased as $2.8 million of insurance reserve reversals, higher volumes and pricing for phthalic anhydride and railroad crossties, and a lower effective tax rate more than offset the effect of $4.2 million of additional interest expense, anti-trust penalties, drydocking expenses and higher legal costs.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004.

Net Sales.    Net sales for the nine months ended September 30, 2005 were higher than 2004 due primarily to higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased as pricing increases for phthalic anhydride of $12.9 million, or 28%, furnace coke of $10.0 million, or 29%, and carbon black feedstock of $4.4 million, or 26%, were partially offset by volume reductions for phthalic anhydride of $4.5 million, or 8%, and pricing reductions for naphthalene of $4.7 million, or 21%. The price increases for furnace coke and carbon black feedstock are due primarily to higher raw material costs. The price increase for phthalic anhydride is due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in the Company’s domestic operations by the use of internally produced naphthalene. The impact of foreign exchange rates increased sales by $6.6 million, and sales from the Lambson acquisition amounted to $7.8 million. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a $3.8 million or 6% increase in prices for railroad crossties and a $3.3 million, or 9% increase in volumes for crosstie treating services, which more than offset a $5.6 million or 12% reduction in volumes for utility poles. The increase in prices for railroad crossties was due to rising raw material prices as a result of higher demand for housing lumber, and the reduction in volumes for utility poles is the result of targeting higher margin business.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $107.3 million from $92.4 million in the prior year. As a percent of net sales, gross profit after depreciation and amortization increased in total as both business segments reported higher margins. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $71.8 million from $63.4 million in the prior year. Gross margin for Carbon Materials & Chemicals increased due to the increase in pricing for phthalic anhydride and increases in pricing and volumes for carbon black feedstock, plus $1.1 million of additional profit realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends in the Company’s most recent actuarial valuation. Margins were negatively impacted as the result of $2.6 million of charge related to the anti-trust investigation in New Zealand, $1.3 million of additional ship drydocking and related expenses in Australia, and $0.8 million of additional environmental reserves for clean up costs associated with contamination in Australia. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $35.3 million from $29.0 million in the prior year. Gross margin for Railroad & Utility Products increased due to $1.7 million of insurance reserve reversals in the U.S. which resulted from favorable loss trends in the Company’s most recent actuarial valuation, along with a reduction in the ratio of low margin untreated crossties to higher margin crosstie treating services due to weather-related difficulties in procuring raw materials. Gross margin was negatively impacted by $0.8 million of impairment, accelerated depreciation and severance charges related to the closure of the Montgomery facility.

Depreciation and Amortization.    Depreciation and amortization for 2005 increased compared to the prior year as $0.3 million of accelerated depreciation related to the closure of the Montgomery facility and $0.9 million of depreciation and amortization for the Lambson’s acquisition more than offset the effect of certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased due to $5.1 million of increased legal expenses in Australasian and U.S. operations, primarily as a result of the New Zealand anti-trust investigation and the Grenada toxic tort litigation. See “Legal Matters.”

Interest expense.    Interest expense increased due to higher average debt levels as a result of the issuance of the Senior Discount Notes in November 2004.

Income Taxes.    The Company’s effective income tax rate for the nine months ended September 30, 2005 decreased due primarily to the effect of the composition of earnings among U.S. and foreign operations (as a result of the earnings of U.S. operations increasing relative to foreign earnings) which was partially offset by the effect of higher interest expense and the non-deductibility of the NZCC penalty (described in Note 8). The permanent unfavorable tax impact of the penalty for the nine months ended September 30, 2005 was $1.2 million.

Net Income.    Net income for 2005 compared to the same period last year increased due primarily to an increase in pricing for phthalic anhydride, an increase in volumes for crosstie treating services, and $2.8 million of additional profit realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends, and a lower effective tax rate. These increases were partially offset by $11.6 million of additional interest expense, $2.6 million of charges related to the anti-trust investigation in New Zealand, $5.1 million of additional legal expenses due primarily to the New Zealand investigation and the Grenada litigation, $1.3 million of additional ship drydocking and related expenses in Australia, and $0.8 million of additional environmental reserves for clean up costs associated with contamination in Australia.

Liquidity and Capital Resources

On November 12, 2004, KI Holdings was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings.

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014, or the Senior Discount Notes. A portion of the cash proceeds was used to pay a $95.0 million dividend to KI Holdings’ shareholders. KI Holdings has no direct operations and no significant assets other than approximately $1.7 million of cash and the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Senior Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Senior Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. The Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indenture governing the Senior Discount Notes.

In August 2005, Koppers Inc. amended and restated its senior secured credit facility to, among other things, provide for a revolving credit facility of up to $115.0 million and for a term loan of $10.0 million. The senior secured credit facility is for a period of over four years, and the loans are secured by substantially all of Koppers Inc.’s assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. The Company incurred $0.5 million of fees related to the amendment.

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at September 30, 2005 was 1.77 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at September 30, 2005 was 3.78 to 1.0.

On October 15, 2003 Koppers Inc. issued $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013, or the Senior Secured Notes. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

Koppers Inc. is currently in compliance with all covenants in the indenture governing the Senior Secured Notes and the agreement governing the senior secured credit facility.

KI Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the Senior

Secured Note indenture Koppers Inc. must have an EBITDA (as defined in the indenture governing the Senior Secured Notes) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to the dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit line would restrict Koppers Inc.’s ability to pay dividends. Koppers Inc. paid a $13 million dividend to KI Holdings in August 2005. As of September 30, 2005 and December 31, 2004, dividends available to be declared based on covenant restrictions amounted to $16.6 million and $45.2 million, respectively.

The Company’s liquidity needs are primarily for its estimated contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service its indebtedness, the Company would be required to raise additional funds.

On September 12, 2005, as amended on October 19, 2005, the Company filed a Registration Statement on Form S-1 related to an Initial Public Offering.

As of September 30, 2005, the Company had $36.5 million of cash and cash equivalents and $55.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2005, $18.7 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities increased compared to the prior year due primarily to higher net income net of non-cash interest expense and an increase in working capital in 2005 of $0.8 million compared to an increase in working capital in 2004 of $16.7 million.

Net cash used in investing activities for the nine months ended September 30, 2005 increased primarily as a result of the acquisition in the United Kingdom described herein and related capital expenditures.

Planned expansion at the Company’s carbon black facility in Australia is expected to result in capital expenditures of $8-10 million in 2006. Additional capital expenditures may be incurred in the future due to growth opportunities in existing markets in China.

Net cash used in financing activities in 2005 was related to the payment of a $35 million dividend, and for debt repayments on the revolving credit facility and term loan, offset by new borrowing in the United Kingdom for the acquisition of Lambson’s. Net cash used in financing activities in 2004 related to revolver borrowings to provide for the payment of $33.4 million in dividends, the repayment of $6.5 million of term loans, and the purchase of $2.2 million of common stock.

Legal Matters

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of KI Holdings Inc. is hereby incorporated by reference.

Other Financial Matters

Dividend Payments.    In August 2005 the Company received a dividend payment of $13 million from Koppers Inc. The Company declared a dividend totaling $35 million ($11.68 per share to common and preferred) on July 28, 2005 to holders of record as of August 1, 2005 which was paid on or about August 5, 2005.

Plant Closure.    During the third quarter of 2005 the Company incurred of $0.5 million related to the closure of its wood treating facility in Montgomery, Alabama. Of this amount, $0.3 million was for accelerated depreciation of fixed assets and $0.2 million was for severance charges. An impairment charge of approximately $0.3 million was recorded for assets at this facility during the second quarter of 2005. The total charges of $0.8 million are due to the facility ceasing production in September 2005. The closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business.

During the second quarter of 2005, approximately $0.2 million of asset retirement obligation reserves related to the Logansport, Louisiana wood treating facility, which was closed in the third quarter of 2003, were reversed to profit as a result of the completion of the closure.

Acquisition of Specialty Chemicals Business.    On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. Additionally, approximately $0.6 million of liabilities were assumed. Bank loans related to this purchase amounted to $6.4 million, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005.

Operating results are included in the statement of operations from the acquisition forward. Net sales and net income for the three months and nine months ended September 30, 2005 amounted to $4.5 million and $0.1 million respectively, and $7.8 million and $0.2 million respectively.

Interest Rate Swap.    In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter and nine months ended September 30, 2005 was to lower interest expense by approximately $0.1 million and $0.5 million, respectively. The fair value of the swap agreement at September 30, 2005 was a liability of approximately $1.7 million.

Recently Issued Accounting Guidance

The information set forth in Note 6 to the Condensed Consolidated Financial Statements of KI Holdings Inc. is hereby incorporated by reference.

Environmental and Other Matters

The information set forth in Note 9 to the Condensed Consolidated Financial Statements of KI Holdings Inc. is hereby incorporated by reference.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of KI Holdings Inc. is hereby incorporated by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the third quarter of 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

i) Form 8-K dated July 28, 2005 regarding a press release announcing the declaration of a $35 million dividend to common and preferred stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KI Holdings Inc.
(Registrant)

Date: November 14, 2005	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)