Form 10-Q
period 2006-03-31
Koppers Holdings Inc.
filed 2006-05-11
CIK 1315257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Common Stock, par value $.01 per share, outstanding at April 30, 2006 amounted to 20,656,383 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Koppers Holdings Inc.

Consolidated Statement of Operations

(In millions except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net sales	$264.6	$232.0
Operating expenses:
Cost of sales	221.7	193.8
Depreciation and amortization	7.8	8.0
Selling, general and administrative	19.1	15.4

Total operating expenses	248.6	217.2

Operating profit	16.0	14.8
Other income	0.2	0.4

Income before interest expense, income taxes and minority interest	16.2	15.2
Interest expense	26.9	12.5

Income (loss) before income taxes and minority interest	(10.7)	2.7
Income taxes	(4.9)	1.2
Minority interest	0.2	0.9

Net income (loss)	$(6.0)	$0.6

Earnings (loss) per share:
Net income (loss):
Basic earnings (loss) per share	$(0.41)	$0.18

Diluted earnings (loss) per share	$(0.41)	$0.04

Weighted average shares outstanding—Basic	14.6	3.0

Weighted average shares outstanding—Diluted	14.6	12.5

Dividends declared per common share	$0.79	$—

See accompanying notes.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25.4	$26.1
Accounts receivable less allowance for doubtful accounts of $0.6 in 2006 and $0.7 in 2005	124.6	118.7
Inventories:
Raw materials	79.6	73.7
Work in process	2.7	3.4
Finished goods	61.6	61.8
LIFO reserve	(19.5)	(18.9)

Total inventories	124.4	120.0
Deferred tax benefit	18.4	18.4
Other	7.4	7.7

Total current assets	300.2	290.9
Equity in non-consolidated investments	3.0	3.0
Fixed assets	515.3	512.1
Less: accumulated depreciation	(365.4)	(359.7)

Net fixed assets	149.9	152.4
Goodwill	35.6	35.7
Deferred tax benefit	41.2	38.7
Other assets	25.9	31.1

Total assets	$555.8	$551.8

See accompanying notes.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79.1	$77.5
Dividend payable	2.7	—
Accrued liabilities	63.8	71.2
Revolving credit	—	5.7
Current portion of term loans	4.8	4.8

Total current liabilities	150.4	159.2
Long-term debt:
Revolving credit	46.4	35.0
Term loans	20.2	14.0
Senior Secured Notes due 2013	218.3	320.0
Senior Discount Notes due 2014	143.3	139.9

Total long-term debt	428.2	508.9
Other long-term liabilities	77.2	78.4

Total liabilities	655.8	746.5
Minority interest	12.2	12.0
Stockholders’ equity (deficit):
Senior Convertible Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 0 shares issued in 2006 and 2,288,481 shares issued in 2005	—	—
Common stock, $.01 par value per share; 40,000,000 shares authorized, 20,736,522 shares issued in 2006 and 2,945,293 shares issued in 2005	0.2	—
Capital in excess of par value	121.7	10.4
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(217.1)	(200.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	4.7	5.3
Minimum pension liability, net of tax	(20.1)	(20.1)

Total accumulated other comprehensive loss	(15.4)	(14.8)
Treasury stock, at cost, 80,139 shares in 2006 and 22,331 shares in 2005	(1.0)	(1.0)

Total stockholders’ (deficit)	(112.2)	(206.7)

Total liabilities and stockholders’ (deficit)	$555.8	$551.8

See accompanying notes.

Koppers Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash provided by (used in) operating activities	$(10.4)	$3.8
Cash provided by (used in) investing activities:
Capital expenditures	(4.6)	(3.7)
Other	—	0.2

Net cash (used in) investing activities	(4.6)	(3.5)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	54.0	65.0
Repayments of revolving credit	(48.7)	(66.2)
Borrowings from long-term debt	10.0	—
Repayment of long-term debt	(105.1)	(1.2)
Dividends paid	(8.2)	—
Payment of deferred financing costs	(0.4)	(0.2)
Issuance of common stock	121.8	—
Stock issuance costs	(9.3)	—

Net cash provided by (used in) financing activities	14.1	(2.6)
Effect of exchange rates on cash	0.2	(0.5)

Net (decrease) in cash	(0.7)	(2.8)
Cash and cash equivalents at beginning of period	26.1	41.8

Cash and cash equivalents at end of period	$25.4	$39.0

See accompanying notes.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)    Financial Statements

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2005 has been summarized from the audited fiscal year 2005 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2005 Annual Report on Form 10-K.

(2)    Initial Public Offering and Redemption of Senior Secured Notes

The Company completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold in connection with the initial public offering and the related over-allotment option. The Company received approximately $111.4 million of net proceeds (after $10.4 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Koppers Inc. Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

(3)    Dividend Payments

On February 13, 2006 the Company’s board of directors declared a dividend totaling $8.2 million ($0.69 per common share and $2.75 per preferred share on a pre-conversion basis) on January 13, 2006 to holders of record as of January 26, 2006 which was paid on or about February 13, 2006. The payment of the dividend was contingent upon the consummation of the initial public offering. On February 13, 2006 the Company received a dividend payment of $7.0 million from Koppers Inc., its wholly-owned subsidiary.

On February 15, 2006 the Company’s board of directors declared an initial quarterly dividend of $0.10 per common share, which was paid on or about April 17, 2006 to holders of record as of March 31, 2006. The dividend, totaling approximately $2.1 million, represented a portion of the Company’s regular quarterly dividend of $0.17 per common share based on the closing of the

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company’s initial public offering on February 6, 2006. On April 17, 2006 the Company received a dividend of approximately $2.1 million from Koppers Inc.

On May 3, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, to be paid on July 5, 2006 to holders of record as of May 31, 2006. On May 3, 2006 Koppers Inc. declared a dividend payable to the Company in an amount equivalent to the total gross amount of the Koppers Holdings dividend which was declared on May 3, 2006.

(4)    Plant Closures/Dispositions

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be absorbed by two of the Company’s other existing wood treating facilities. The closure is expected to result in severance charges of approximately $0.4 million in the second quarter of 2006 related to the termination of approximately 23 employees; the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

(5)    Acquisitions

On April 28, 2006 Koppers Inc. purchased certain assets of Reilly Industries, Inc.’s carbon materials business. The purchased assets consist primarily of inventories, sales and purchase contracts, and a non-compete agreement. The initial purchase price, subject to working capital adjustments, was $40 million. Koppers Inc. obtained financing for the purchase through its existing bank group by amending its Amended and Restated Credit Agreement dated August 15, 2005. The amendment provides, among other things, for a $40 million term loan to facilitate the purchase of assets from Reilly, with quarterly installments due through December 2009. The Company intends to integrate the additional tar distillation production at its existing facilities in the U.S.

In the second quarter of 2005, the Company purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson’s”). The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. The purchase was financed by bank loans of $6.4 million and seller financing of $4.5 million.

Operating results of the business acquired from Lambson’s are included in the statement of operations from the acquisition date forward. Net sales and net (loss) for the three months ended March 31, 2006 amounted to $4.0 million and ($0.3) million respectively.

(6)    Recently Issued Accounting Guidance

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The adoption of SFAS 154 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company was required to adopt the new standard in the fiscal year beginning after December 15, 2005. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company was required to adopt the new standard in the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s financial statements.

(7)    Debt

	March 31, 2006	December 31, 2005
	(In millions)
Revolving credit	$46.4	$40.7
Term loans	25.0	18.8
Senior Secured Notes due 2013	218.3	320.0
Senior Discount Notes due 2014	143.3	139.9

	$433.0	$519.4

Senior Discount Notes due 2014

On November 18, 2004, Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity 9 7/8% Senior Discount Notes due 2014. No cash interest is required to be paid on the Senior Discount Notes prior to November 15, 2009. The gross proceeds from the issuance of the notes was $125.5 million, and the accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the aggregate accreted value of the notes will equal $203.0 million, the principal amount due at maturity. After November 19, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year,

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries.

Senior Secured Notes due 2013

In October 2003, the Company’s wholly-owned subsidiary, Koppers Inc., issued $320 million of 9 7/8% Senior Secured Notes. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors.

The Senior Secured Notes and related indenture include customary covenants that restrict, among other things, the ability of Koppers Inc. or any of the subsidiary guarantors to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of their assets or enter into various transactions with affiliates.

As disclosed in Note 2, the Company used proceeds from its initial public offering to redeem $101.7 million principal amount of the Senior Secured Notes in March 2006.

Senior Secured Credit Facility

Koppers Inc. is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with the Company’s initial public offering in February 2006. The credit agreement, as amended, provides for a revolving credit facility of up to $115 million and term loans of $20.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facilities contain certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of March 31, 2006, the Company had $59.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2006, $18.5 million of commitments were utilized by outstanding letters of credit ($3.9 million of which relates to Australia and does not reduce revolver availability). In addition, as of March 31, 2006, Koppers Inc. had outstanding term loans of $19.0 million under the credit facility.

As described in Note 15, the credit agreement was amended on April 28, 2006 in connection with the purchase by Koppers Inc. of certain assets of the carbon materials business of Reilly Industries, Inc. The amendment provides, among other things, for a $40 million term loan to purchase the assets

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

from Reilly, with quarterly installments due through December 2009, and an increase in the revolving credit facility to $125 million.

Other Credit Facilities

Term loans at March 31, 2006 consisted of $5.2 million for Koppers Europe related to the Lambson’s acquisition and related expenditures, and $0.8 million for Koppers Australia under a separate facility. As of March 31, 2006 Koppers Australia had revolver borrowings under a separate facility which amounted to $5.9 million.

(8)    Legal Proceedings

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters, including the following:

Government Investigations.    In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”), TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a joint aggregate penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Act”). On April 6, 2006, the New Zealand High Court, among other things, approved the recommended penalties of approximately $2.5 million plus costs of $0.1 million with respect to KANZ and KAI for breaches of the Act and granted leave to the NZCC to discontinue all proceedings against Koppers Australia. Except as set forth above, no other claims (civil or governmental) related to competitive practices in New Zealand have been filed against the Company or its subsidiaries including KANZ and KAI. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

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

The Company has reserved approximately $2.3 million for these penalties and costs as of March 31, 2006 (the amount reflects a reduction from December 31, 2005 related to currency fluctuations). The amount reserved was based upon the penalties and costs set forth in the Cooperation Agreement. This amount was subsequently approved by the New Zealand High Court in its judgment of April 6, 2006.

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

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by defendants. The first of these cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against Koppers Inc. and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas. There are approximately 52 plaintiffs in these cases. The complaints applicable to 33 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaint filed by one of the plaintiffs seeks damages not to exceed $10 million. One of the lawsuits involving two plaintiffs does not contain any damage allegations. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. Koppers Inc. has not provided a reserve for these lawsuits because, at this time, Koppers Inc. cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers Inc., together with various co-defendants, has been named as a defendant in toxic tort lawsuits in state court in Mississippi and in toxic tort lawsuits in federal court in Mississippi

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

arising from the operations of the Company’s wood treating plant in Grenada, Mississippi. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Somerville.    In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The complaint alleged that several classes of past and present property owners and residents in the Somerville, Texas area (numbering in excess of 2,500) suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. On April 5, 2006, the court temporarily stayed the case and ordered the plaintiffs to provide the defendants with certain medical, exposure and other data for each plaintiff. Plaintiffs’ counsel also indicated that an additional 1,200 new plaintiffs may be added to the case. Koppers Inc. has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. See “Environmental and Other Liabilities Retained or Assumed by Others.”

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

Additionally, the United States Environmental Protection Agency, or the EPA, has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA originally proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. The Company has settled this matter with the EPA for $80,000, which was paid in April 2006.

Legal Reserves Rollforward

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in millions)	(in millions)
Beginning balance	$3.1	$0.8
Expense	0.2	—
Cash expenditures	—	—
Foreign exchange	(0.3)	—

Ending balance	$3.0	$0.8

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Expense for 2006 consists of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation. See “Environmental and Other Matters—Environmental and Other Liabilities Retained or Assumed by Others.”

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2005 and 2004, respectively. The final two payments of $2.0 million and $1.0 million are due to be paid by the Company to Beazer East on July 1, 2006 and July 1, 2007, respectively. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Grenada

All Cases

Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Koppers Inc. in defending previous toxic tort cases, Koppers Inc. does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Federal Court Cases below), Koppers Inc. has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to Koppers Inc.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials commenced on April 17, 2006, and the jury returned a verdict of $169,000 against Koppers Inc. for compensatory damages. Koppers Inc. has recorded a provision for the amount of the verdict in the first quarter of 2006. The issue of punitive damages is expected to be considered by the middle of May 2006. Koppers Inc. expects to file post-trial motions and, if necessary, will appeal any judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The remaining 11 trials are currently scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial, but such cases may be stayed pending an appeal by Koppers Inc. of any judgment entered in the first case.

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

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting the defendants’ motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Somerville.    In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area (allegedly numbering in excess of 2,500) suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages in excess of the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. On April 5, 2006, the court temporarily stayed the case and ordered the plaintiffs to provide the defendants with certain medical, exposure and other data for each plaintiff. Plaintiffs’ counsel has indicated that an additional 1,200 new plaintiffs may be added to the case. Koppers Inc. has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

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

Additionally, the United States Environmental Protection Agency, (the “EPA”), has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The Company has settled this matter with the EPA for $80,000, which was paid in April 2006.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that the Company violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments which was paid in full by April 2005.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA, which resulted in a complaint against the

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company by the EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002; the payments were completed in January 2005. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and the EPA. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

In August 2005, Koppers Inc. received a Clean Water Act information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. Koppers Inc. has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

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

Australasian Environmental Matters.    Contamination has been detected at certain of the Company’s Australasian facilities. These sites include, among others, the tar distillation facility in Mayfield, NSW, Australia and certain property adjacent to such facility and the wood protection chemicals facility in Trentham, Victoria, Australia. Total reserves include $1.5 million for estimated remediation and waste disposal costs at the Australasian sites.

Environmental Reserves Rollforward

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in millions)	(in millions)
Beginning balance	$3.8	$4.7
Expense	0.3	—
Cash expenditures including penalties	(0.4)	(0.6)
Foreign exchange	(0.1)	—

Ending balance	$3.6	$4.1

Expense for 2006 was for estimated waste disposal costs at two facilities in Australia.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(10)    Stock Activity/Earnings Per Share

Initial Public Offering

The Company completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 common shares were sold by selling shareholders in connection with the initial public offering and the related over-allotment option. Also in connection with the Company’s initial public offering, on January 5, 2006 the Company’s Board of Directors approved a stock split on a 3.9799-to-one basis. Accordingly, the Company’s Consolidated Financial Statements have been retroactively restated to reflect the effect of the stock split for all periods presented.

Senior Convertible Preferred Stock

In November 2004 the preferred stock of Koppers Inc. was exchanged for preferred stock of Koppers Holdings Inc.

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to 3.9799 times the dividend rate on common stock, and had a liquidation preference equal to par value ($.01 per share). The preferred stock was convertible into common stock at any time. The holders of the preferred stock voted as a separate series from all other classes of stock, and was entitled to elect a majority of the board of directors of Koppers Holdings. In January 2006 the preferred stock was converted into shares of common stock on a 3.9799-for-one basis in connection with the Company’s initial public offering and no shares of preferred stock are currently outstanding.

Earnings Per Share

Prior to the initial public offering, earnings per common share were based on the distributed and undistributed net income (loss) to common stockholders in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128. In accordance with its terms, the senior convertible preferred stock did not participate in undistributed net losses. Accordingly, all undistributed net losses were allocated to the Company’s common shareholders for purposes of calculating earnings per share. Diluted earnings per common share assumed that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend requirements and outstanding common shares adjusted accordingly. It also assumed that outstanding common shares were increased by shares issuable upon vesting of restricted stock and exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The restricted stock was not included in the computation of diluted earnings per share for 2006 since it would have resulted in an antidilutive effect.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2006	2005
	(In millions except per share amounts)
Numerators for basic and diluted:
Net income (loss)	$(6.0)	$0.6
Denominators:
Weighted-average common shares	14.6	3.0
Effect of dilutive securities:
Convertible preferred stock	—	9.1
Restricted stock	—	0.1

Dilutive potential common shares	—	9.2

Denominators for diluted earnings per share	14.6	12.2
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.41)	$0.18

Diluted earnings (loss) per share	$(0.41)	$0.04

(11)    Comprehensive Income

	Three Months Ended March 31,
	2006	2005
	(In millions)
Net income (loss)	$(6.0)	$0.6
Other comprehensive income (loss):
Unrealized currency translation (loss)	(0.6)	(2.2)

Total comprehensive (loss)	$(6.6)	$(1.6)

(12)    Product Warranty Liability

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following table provides the activity in these reserves:

	Three Months Ended March 31,
	2006	2005
	(In millions)
Warranty liability beginning of period	$8.1	$6.2
Deferred revenue for sales of extended warranties	0.3	0.2
Revenue earned	(0.3)	—

Warranty liability end of period	$8.1	$6.4

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(13)    Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.5	$1.3	$0.1	$0.1
Interest cost	2.5	2.9	0.2	0.2
Expected return on plan assets	(2.6)	(2.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	—
Amortization of loss	0.6	0.7	0.1	—
Amortization of transition amounts	(0.1)	(0.3)	—	—

Net periodic benefit cost	$2.0	$1.8	$0.3	$0.3

(14)    Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended March 31, 2006 and 2005 were $10.3 million and $8.7 million, respectively.

	Three Months Ended March 31,
	2006	2005
Net sales:
Carbon Materials & Chemicals	$155.2	$144.9
Railroad & Utility Products	109.4	87.1

Total	$264.6	$232.0
Percentage of net sales:
Carbon Materials & Chemicals	58.6%	62.5%
Railroad & Utility Products	41.4%	37.5%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	14.8%	15.1%
Railroad & Utility Products	11.1%	9.2%
Total	13.3%	13.0%
Operating profit:
Carbon Materials & Chemicals	$10.8	$11.0
Railroad & Utility Products	5.2	3.6
All Other	—	0.2

Total	$16.0	$14.8

(15)    Subsequent Event

As indicated in Note 5, on April 28, 2006 Koppers Inc. purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million, subject to working capital adjustments. On the same day, Koppers Inc. amended its existing credit agreement to, among other things, provide for a $40 million term loan to facilitate the asset purchase and increase the revolving credit facility to $125 million from $115 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Koppers’ actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information.”

Koppers is a leading integrated global provider of carbon compounds and commercial wood treatment products. The Company’s products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. Koppers serves its customers through a comprehensive global manufacturing and distribution network, which includes manufacturing facilities located in North America, Australasia, China, Europe and South Africa.

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through the Company’s Carbon Materials & Chemicals business (60% of 2005 net sales), Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business (40% of 2005 net sales), Koppers is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Trend Overview.    The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher fuel prices; (ii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and (iii) low margins in the utility pole business.

Raw materials pricing has escalated over the past several years, including the Company’s primary feedstocks, coal tar, coal and lumber. Many of the Company’s sales contracts include provisions which allow for price increases based on increases in the price of raw materials, which has allowed Koppers to generally maintain profit margins in its core businesses. The Company believes that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. Koppers expects to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; the Company will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable exchange rates; in the event this trend reverses, net sales could decline significantly if volumes do not increase.

Impact of Reilly Acquisition.    The Company anticipates additional revenues of $70-$80 million on an annualized basis as the result of the purchase of certain assets of the coal tar business of Reilly

Industries, Inc. on April 28, 2006. As the increased production is integrated into existing facilities savings are expected to be realized on capacity utilization. Integration will begin in the second quarter and should be completed by the end of 2006.

Results of Operations

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005.

Net Sales.    Net sales for the three months ended March 31, 2006 were higher than sales for the first quarter of 2005 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due to pricing increases for carbon pitch, carbon black feedstock, and naphthalene of $4.4 million, or 10%, $3.9 million, or 72%, and $0.8 million, or 11%, respectively. Additionally, sales increased due to volume and pricing increases for phthalic anhydride of $1.1 million, or 5%, and $0.8 million, or 4%, respectively. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. Sales from the Lambson’s acquisition amounted to $4.0 million for the quarter. These increases were partially offset by lower naphthalene volumes of $2.6 million, or 30%, along with the impact of foreign exchange rates, which decreased sales by $5.3 million. Naphthalene volumes were lower due primarily to a temporary shutdown at the Company’s plant in China as a result of a fire. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases in volumes and prices for crossties of $11.6 million, or 37%, and $1.8 million, or 5%, respectively. Volumes increased as a result of increased maintenance programs by the railroads; the impact of this was increased as the result of the Company’s largest competitor exiting the wood treating business several years ago. Prices increased primarily as a result of higher raw material costs. Additionally, prices for distribution poles increased $2.2 million, or 18%, as a result of targeting higher margin business. The increased volumes for railroad crossties were due primarily to unusually mild weather conditions which allowed for the procurement of an unusually high volume of untreated crossties. Management does not believe this is a trend for the full year, and expects that the increased volumes from the first quarter will result in volume reductions in future quarters given that railroad customers have not indicated that their annual requirements are expected to be higher than previously communicated.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $35.3 million from $30.2 million in the prior year quarter. As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Railroad & Utility Products more than offset a decline in margins for Carbon Materials & Chemicals. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $22.9 million from $21.9 million in the prior year quarter. Gross margin for Carbon Materials & Chemicals decreased as lower volumes for naphthalene due to the plant fire in China, along with higher raw material prices for carbon black in Australia which were not recovered in selling prices (due to the timing of formula-based pricing which allows for the pass-through of raw materials costs on a delayed basis), were partially offset by higher margins for carbon pitch in Europe due to higher contract pricing in Denmark, and higher margins for phthalic anhydride due to higher volumes and pricing as noted above. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $12.4 million from $8.0 million in the prior year quarter. Gross margin for Railroad & Utility Products increased due primarily to the increase in volumes for railroad crossties and the increase in prices for distribution poles noted above.

Depreciation and Amortization.    Depreciation and amortization for the first quarter of 2006 decreased compared to the prior year quarter as lower depreciation as a result of the closure and impairment of Montgomery and Superior, respectively, along with lower depreciation due to lower rates for foreign currencies relative to the dollar, more than offset an increase in depreciation and amortization from the Lambson acquisition.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased due to the buyout of the Saratoga advisory services contract for $3.0 million in the first quarter of 2006.

Interest expense.    Interest expense increased due primarily to a call premium of $10.1 million that the Company paid to redeem $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and write offs of $3.2 million of deferred financing costs in the first quarter of 2006 as a result of the completion of the Company’s initial public offering and the related use of the proceeds to redeem a portion of the Senior Secured Notes.

Income Taxes.    The Company’s effective income tax (benefit) rate for the quarter ended March 31, 2006 was higher than the prior year quarter due primarily to the effect of the composition of earnings among U.S. and foreign operations. The unfavorable effects of a reduction in the tax benefits in the Company’s operations in China and the costs related to the Company’s initial public offering more than offset the favorable effect of higher earnings of U.S. operations relative to higher-taxed foreign earnings.

Net Income.    Net income for 2006 compared to the same period last year decreased as $17.4 million of pre-tax overhead and interest costs related to the Company’s initial public offering more than offset higher profits from improved pricing for carbon pitch in Denmark, increases in volumes and pricing for phthalic anhydride, an increase in volumes for railroad crossties, and improved pricing for distribution poles as noted above.

Carbon Materials & Chemicals Geographic Review

	Three Months Ended March 31,
	2006	2005
Net sales (in millions):
North America	$72.6	$69.1
Australasia including China	42.3	43.4
Europe	40.3	32.4

Total	$155.2	$144.9

Sales as percentage of total net sales:
North America	46.8%	47.7%
Australasia including China	27.2%	30.0%
Europe	26.0%	22.3%

Total	100.0%	100.0%

Operating margin:
North America	4.9%	5.9%
Australasia including China	9.9%	13.4%
Europe	7.5%	3.4%

Total	7.0%	7.6%

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005.

Net Sales.    North American sales increased by 5% due primarily to price increases (driven in part by higher raw material costs) of $1.9 million for carbon pitch and phthalic anhydride. Australasian sales decreased by 3% due primarily to an unfavorable exchange rate impact of $2.0 million and $2.2 million for volume decreases for carbon pitch, naphthalene and carbon black feedstock, which were partially offset by price increases of $3.1 million for carbon pitch, carbon black and carbon black feedstock. The volume decreases were primarily the result of the plant fire in China which resulted in the suspension of operations for approximately three weeks, while the price increases for carbon pitch and carbon black were due primarily to higher raw material costs. European sales increased by 24% due primarily to $4.0 million of sales from the Lambson acquisition, volume increases of $2.0 million for carbon pitch, and price increases of $6.1 million for carbon pitch, carbon black feedstock and naphthalene, which were partially offset by $3.3 million of unfavorable foreign exchange rate impact.

Operating Margin.    North American operating margin decreased due primarily to $1.5 million of allocated costs for the buyout of the Saratoga advisory services contract in the first quarter of 2006, which more than offset higher margins from phthalic anhydride. Operating margin for Australasia decreased due to the plant fire in China and the inability to pass through higher raw material costs for the carbon black and chemicals businesses. Additionally, the carbon black operation experienced a maintenance shutdown during the first quarter of 2006. Operating margin for Europe was higher than the prior year due primarily to higher contract carbon pitch prices in Denmark.

Liquidity and Capital Resources

Initial Public Offering

The Company completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Prior to the initial public offering, 2,288,481 shares of preferred stock were converted into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold in connection with the initial public offering and the related over-allotment option. The Company received approximately $111.4 million of net proceeds (after $10.4 million of expenses) from the issuance and sale of 8,700,000 of its common shares, which proceeds were used to redeem $101.7 million principal amount of the Koppers Inc. Senior Secured Notes on March 9, 2006, and pay a related a call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

The Company’s current dividend policy provides for quarterly dividend payments at an annual rate of $0.68 per share for the first full year following the completion of the initial public offering.

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

Koppers Inc. is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with the Company’s initial public offering in February 2006 and again in April 2006 in connection with the asset purchase from Reilly Industries, Inc. The credit agreement, as amended, provides for a revolving credit facility of up to $125 million and term loans of $60.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien against substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivable and inventory as well as the attainment of certain financial ratios and covenants.

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at March 31, 2006 was 1.30 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at March 31, 2006 was 2.81 to 1.0.

On October 15, 2003 Koppers Inc. issued $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of our current and future subsidiaries.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability of Koppers Inc. and the subsidiary guarantors to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

Koppers Inc. is currently in compliance with all covenants in the indenture governing the Senior Secured Notes and the agreement governing the senior secured credit facility.

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of March 31, 2006, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $113.2 million. As of March 31, 2006, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $107.9 million. Immediately following the closing of the initial public offering, based on the equity contribution to Koppers Inc. to reduce the outstanding amount of the Senior Secured Notes, the then available basket was increased by $101.7 million.

The Company’s needs for cash in the next twelve months relate primarily to contractual obligations for 2006 which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, the Company would be required to raise additional funds.

As of March 31, 2006 the Company had $25.4 million of cash and cash equivalents and $59.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2006, $18.5 million of commitments were utilized by outstanding standby letters of credit ($3.9 million of which relates to Australia and does not reduce revolver availability). In addition, as of March 31, 2006, Koppers Inc. had outstanding term loans of $19.0 million under the credit facility.

On February 13, 2006 the Company’s board of directors declared a dividend totaling $8.2 million ($0.69 per share to common and $2.75 per share to preferred on a pre-conversion basis) on January 13, 2006 to holders of record as of January 26, 2006 which was paid on or about February 13, 2006. The payment of the dividend was contingent upon the consummation of the initial public offering. On February 13, 2006 the Company received a dividend payment of $7.0 million from Koppers Inc.

On February 15, 2006 the Company’s board of directors declared an initial quarterly dividend of $0.10 per common share, payable on April 17, 2006 to holders of record as of March 31, 2006. The dividend, totaling approximately $2.1 million, represented a portion of the Company’s regular quarterly dividend of $0.17 per common share based on the closing of the Company’s initial public offering on February 6, 2006. On April 17, 2006 the Company received a dividend of approximately $2.1 million from Koppers Inc.

On May 3, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, to be paid on July 5, 2006 to shareholders of record as of May 31, 2006. Additionally, on May 3, 2006 Koppers Inc. declared a dividend payable to the Company in an amount equivalent to the total gross amount of the Koppers Holdings dividend which was declared on May 3, 2006.

Net cash provided by operating activities for the quarter ended March 31, 2006 decreased compared to the prior year quarter due primarily to the payment of a call premium of $10.1 million for the redemption of $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services agreement. Additionally, the increase in working capital in the first quarter of 2006 was $7.3 million higher than in the comparable period in 2005.

Net cash used in investing activities for the quarter ended March 31, 2006 increased primarily as a result of the carbon black facility expansion in Australia and capital expenditures related to the Lambson’s acquisition in the United Kingdom.

Planned expansion at the Company’s carbon black facility in Australia is expected to result in capital expenditures of $8 to 10 million in 2006. Additionally capital expenditures may be incurred in the future due to growth opportunities in existing markets in China. Capital expenditures in 2006 are expected to total approximately $34.5 million, including the carbon black facility but excluding acquisitions.

Net cash provided by financing activities for the quarter ended March 31, 2006 was related to proceeds from the issuance of stock in the Company’s initial public offering of $121.8 million, used for the redemption of $101.7 million of the Senior Secured Notes due 2013, the payment of a related call premium of $10.1 million, and the payment of $9.3 million of stock issuance expenses related to the offering. Additionally, borrowings of $10.0 million from the increase in Koppers Inc.’s term loan under its senior secured credit facility in February 2006 and $5.3 million of revolver borrowings were used to provide for an $8.2 million dividend, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services contract. Net cash used in financing activities in the quarter ended March 31, 2005 related to the payment of $1.2 million of revolving credit, $1.2 million of term loan repayments, and $0.2 million of deferred financing costs.

Legal Matters

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Other Financial Matters

Plant Closures/Dispositions

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be absorbed by two of the Company’s existing wood treating facilities. The closure is expected to result in severance charges of approximately $0.4 million in the second quarter related to the termination of approximately 23 employees; the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

Acquisitions

In the second quarter of 2005, the Company purchased the specialty chemical business and certain related assets of Lambson’s. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. The purchase was financed by bank loans of $6.4 million and seller financing of $4.5 million.

Operating results of the business acquired from Lambson’s are included in the statement of operations from the acquisition date forward. Net sales and net (loss) for the three months ended March 31, 2006 amounted to $4.0 million and ($0.3) million respectively.

Subsequent Event

On April 28, 2006 Koppers Inc. purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million, subject to working capital adjustments. On the same day, Koppers Inc. amended its existing credit agreement to, among other things, provide for a $40 million term loan to facilitate the asset purchase and increase the revolving credit facility to $125 million from $115 million.

Interest Rate Swap.    In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter ended March 31, 2006 was to increase interest expense by approximately $17,000. The fair value of the swap agreement at March 31, 2006 was a liability of approximately $3.3 million.

Recently Issued Accounting Guidance

The information set forth in Note 6 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Environmental and Other Matters

The information set forth in Note 9 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

The Company may not be able to successfully integrate the coal tar assets from Reilly Industries, Inc. and may not realize the synergies the Company anticipates.

On April 28, 2006 Koppers Inc. purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million. The Company anticipates the acquisition will result in additional revenues of $70-$80 million on an annualized basis. As the increased production is integrated into existing facilities savings are expected to be realized on capacity utilization. The success of this acquisition will depend largely on the Company’s ability to consolidate and integrate these assets into its business and to address successfully any regulatory or contractual issues that may arise from the Company’s acquisition of these assets. The integration may require substantial time and attention from our management. If the integration takes longer or is more complex or expensive than anticipated, if the Company cannot operate the combined coal tar business as effectively as anticipated, or if the Company fails to successfully address any related regulatory or contractual issues, the Company’s operating performance and profitability could be materially adversely affected or the Company may not realize the full expected benefit from the acquisition.

Litigation against the Company could be costly and time consuming to defend, and due to the nature of the Company’s business and products, it may be liable for damages arising out of the Company’s acts or omissions.

The Company produces hazardous chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the hazardous nature of some of the products the Company uses and produces, the Company may face product liability claims relating to incidents involving the handling, storage and use of and exposure to its products. For example:

Grenada

All Cases

Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, Koppers Inc. does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Federal Court Cases below), Koppers Inc. has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to Koppers Inc.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials commenced on April 17, 2006, and the jury returned a verdict of $169,000 against Koppers Inc. for compensatory damages. Koppers Inc. has recorded a provision for the amount of the verdict in the first quarter of 2006. The issue of punitive damages is expected to be considered by the middle of May 2006. Koppers Inc. expects to file post-trial motions and, if necessary, will appeal any judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The remaining 11 trials are currently scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial, but such cases may be stayed pending an appeal by Koppers Inc. of any judgment entered in the first case.

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

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting the defendants’ motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by defendants. The first of these cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against Koppers Inc. and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas. There are approximately 52 plaintiffs in these cases. The complaints applicable to 33 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaint filed by one of the plaintiffs seeks damages not to exceed $10 million. One of the lawsuits involving two plaintiffs does not contain any damage allegations. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. Koppers Inc. has not provided a reserve for these lawsuits because, at this time, Koppers Inc. cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the quarter ended March 31, 2006:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	16,696	$7.29	16,696	71,021
February 1 - February 28	57,000	$17.67	57,000	14,021
March 1 - March 31	808	$20.25	808	13,213

(1)	Prior to the consummation of the Company’s initial public offering in February 2006, the Company was a party to a stockholders’ agreement with certain of its management investors and Saratoga Partners III, L.P. Prior to February 27, 2004, the stockholders’ agreement required the Company to redeem shares upon a management investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the stockholders’ agreement was amended to make the redemption of common stock from such management investors at the Company’s option after the effective date of the amendment. From that date, when the Company would elect to repurchase shares from management investors, the Company would in some cases repurchase such shares over a period of time after the date of the Company’s agreement to repurchase such shares. As a result, as of December 31, 2005, approximately 87,717 shares of the Company’s common stock owned by management investors were subject to such redemption obligation. The stockholders’ agreement was amended upon the completion of the Company’s initial public offering to delete any redemption provisions, but any existing agreements to repurchase shares over time with a former management investor were not terminated. All of the common shares repurchased by Koppers Holdings during the first quarter of 2006 were repurchased in private transactions as a result of its obligations under the stockholders’ agreement and related arrangements with management investors.

ITEM 5.	OTHER INFORMATION

Prior to the consummation of the Company’s initial public offering in February 2006, the Company was a party to a stockholders’ agreement with certain of its management stockholders and Saratoga Partners III, L.P. The stockholders agreement provided, among other things, that majority owner Saratoga Partners III, L.P. was entitled to nominate a majority of the Board of Directors. The stockholders’ agreement was amended upon the closing of the Company’s initial public offering on

February 6, 2006 to delete these nominations provisions, and at the same time, the Company adopted bylaws that provide for new provisions relating to the nomination of directors by shareholders.

Under the Company’s Bylaws, nominations for the election of directors may be made only by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote for the election of directors; but a nomination may be made by a shareholder only if written notice of such nomination has been given to the Secretary of the corporation in accordance with the Company’s Bylaws. Shareholders seeking to nominate candidates for election as directors must provide timely notice of their proposal in writing to the corporate secretary. To be timely, a shareholder’s notice must be received by the corporate secretary not later than 90 days prior to the Company’s annual meeting (unless the Company states a different date for such notice in the most recent proxy materials distributed to shareholders) or, if the Company’s annual meeting is to be held on a date other than the third Wednesday of April in the applicable year, not later than the tenth day following the first public disclosure of the date of such meeting. Any notice from a shareholder requesting the nomination of a person to serve as a director must include:

•	the name and address of the record holder and the beneficial owner, if any, on whose behalf the notice is given;

•	the class and number of shares of the corporation which are owned of record and beneficially by such record shareholder and such beneficial owner; and

•	a representation that the shareholder is a beneficial owner of stock of the corporation entitled to vote at such meeting and intends to be present at the meeting in person or by proxy to make such nomination or proposal.

In addition, each notice of nomination for the election of a director from a shareholder also shall set forth:

•	the name and address of the person to be nominated;

•	a description of all arrangements or understandings between the shareholder and the nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder;

•	such other information regarding the nominee as would be required to be included in proxy materials filed under applicable rules of the Securities and Exchange Commission had the nominee been nominated by the Board of Directors; and

•	the written consent of the nominee to serve as a director of the corporation if so elected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2006, at the Company’s Annual Meeting of Shareholders, the following individuals were unanimously approved to renew their terms as directors of the Company: Robert Cizik, Chairman; Walter W. Turner; Clayton A. Sweeney; David M. Hillenbrand; and Christian L. Oberbeck. Additionally, at the same meeting Ernst & Young were retained as independent auditors of Koppers for fiscal year 2006.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Holdings Inc. (Registrant)

Date: May 11, 2006	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)