Form 10-Q
period 2006-06-30
Koppers Holdings Inc.
filed 2006-08-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common Stock, par value $0.01 per share, outstanding at July 26, 2006 amounted to 20,643,171 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Koppers Holdings Inc.

Consolidated Statement of Operations

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net sales	$297.9	$266.3	$562.5	$498.3
Operating expenses:
Cost of sales	251.3	219.7	473.0	413.5
Depreciation and amortization	8.2	8.2	16.0	16.2
Selling, general and administrative	16.7	17.3	35.8	32.7

Total operating expenses	276.2	245.2	524.8	462.4

Operating profit	21.7	21.1	37.7	35.9
Other income	0.6	0.2	0.8	0.6

Income before interest expense, income taxes and minority interest	22.3	21.3	38.5	36.5
Interest expense	11.6	12.8	38.5	25.3

Income before income taxes and minority interest	10.7	8.5	—	11.2
Income taxes	4.9	4.6	—	5.8
Minority interest	0.8	(0.3)	1.0	0.6

Net income (loss)	$5.0	$4.2	$(1.0)	$4.8

Earnings (loss) per common share:
Basic	$0.24	$1.49	$(0.06)	$1.64
Diluted	$0.24	$0.35	$(0.06)	$0.39

Weighted average shares outstanding (in thousands):
Basic	20,654	2,860	17,622	2,927

Diluted	20,821	12,306	17,622	12,376

Dividends declared per common share	$0.17	—	$0.96	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23.9	$26.1
Accounts receivable less allowance for doubtful accounts of $0.7 in 2006 and $0.7 in 2005	145.4	118.7
Inventories:
Raw materials	77.0	73.7
Work in process	5.2	3.4
Finished goods	77.5	61.8
LIFO reserve	(20.0)	(18.9)

Total inventories	139.7	120.0
Deferred income tax benefits	18.4	18.4
Other current assets	8.1	7.7

Total current assets	335.5	290.9
Equity in non-consolidated investments	3.1	3.0
Property, plant and equipment	525.3	512.1
Less: accumulated depreciation	(373.8)	(359.7)

Net property, plant and equipment	151.5	152.4
Goodwill	62.0	35.7
Deferred income tax benefits	40.6	38.7
Other noncurrent assets	32.3	31.1

Total assets	$625.0	$551.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101.4	$77.5
Dividends payable	3.5	—
Accrued liabilities	61.6	71.2
Short-term debt and current portion of long-term debt	29.3	10.5

Total current liabilities	195.8	159.2
Long-term debt	445.8	508.9
Other long-term liabilities	78.4	78.4

Total liabilities	720.0	746.5
Minority interest	13.0	12.0
Stockholders’ deficit:
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; 0 shares issued in 2006 and 2,288,481 shares issued in 2005	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized, 20,736,523 shares issued in 2006 and 2,945,293 shares issued in 2005	0.2	—
Capital in excess of par value	121.6	10.4
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained deficit	(215.6)	(200.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	7.5	5.3
Minimum pension liability, net of tax	(20.1)	(20.1)

Total accumulated other comprehensive loss	(12.6)	(14.8)
Treasury stock, at cost, 93,352 shares in 2006 and 22,331 shares in 2005	(1.0)	(1.0)

Total stockholders’ deficit	(108.0)	(206.7)

Total liabilities and stockholders’ deficit	$625.0	$551.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash provided by (used in) operating activities	$(4.4)	$13.6
Cash provided by (used in) investing activities:
Capital expenditures	(9.4)	(8.3)
Acquisitions	(40.0)	(5.8)
Net cash proceeds from divestitures and asset sales	2.1	0.2

Net cash used in investing activities	(47.3)	(13.9)
Cash provided by (used in) financing activities:
Borrowings from revolving credit facilities	147.5	134.0
Repayments of revolving credit facilities	(140.3)	(139.7)
Borrowings from long-term debt	53.1	6.6
Repayments of long-term debt	(111.9)	(3.8)
Dividends paid	(10.3)	—
Payment of deferred financing costs	(0.8)	—
Issuance of common stock	121.8	—
Repurchases of common stock	—	(0.3)
Stock issuance costs	(9.4)	—

Net cash provided by (used in) financing activities	49.7	(3.2)
Effect of exchange rate changes on cash	(0.2)	(0.5)

Net decrease in cash	(2.2)	(4.0)
Cash and cash equivalents at beginning of year	26.1	41.8

Cash and cash equivalents at end of period	$23.9	$37.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2005 has been summarized from the audited fiscal year 2005 balance sheet.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its 2005 Annual Report on Form 10-K.

(2)    Recently Issued Accounting Guidance

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that will result from the adoption of FIN 48.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s financial statements.

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

(3)    Initial Public Offering and Redemption of Senior Secured Notes

The Company completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold by the Company’s shareholders in connection with the IPO and the related over-allotment option. The Company received approximately $111.4 million of net proceeds (after $10.4 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

(4)    Dividends

On May 3, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, which was paid on July 5, 2006 to holders of record as of May 31, 2006.

On July 27, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share to be paid on October 2, 2006 to holders of record as of September 1, 2006.

(5)    Plant Closures

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.1 million of severance charges in the second quarter of 2006 related to the termination of 17 employees. Previously, the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

(6)    Business Combination

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases and a non-compete agreement. The Company intends to integrate the additional tar distillation production at its existing facilities in the U.S. Results of

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

operations for the three and six months ended June 30, 2006, included the business acquired from Reilly from the date of acquisition. Net sales from the date of acquisition to June 30, 2006 totaled $14.9 million.

The aggregate purchase price was $45.2 million which was primarily funded by a $40.0 million term loan with an existing bank group, cash and a current payable to Reilly for working capital adjustments. The aggregate purchase price consists of $0.1 million of transaction costs. The following table is a summary of the allocated purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals were obtained to determine the fair value of the identifiable intangible assets subject to amortization. Refinements to the allocated purchase price are expected to be made as additional information becomes available, primarily relating to working capital adjustments related to inventory quantities as of the acquisition date.

	Allocated Purchase Price
	(In millions)
Acquired assets:
Inventory		$12.1
Property, plant and equipment		3.5
Identifiable intangible assets subject to amortization:
Customer contracts (10-year useful life)	$6.9
Non-compete agreement (3-year useful life)	0.2	7.1

Goodwill		25.8

Total assets acquired		48.5

Acquired liabilities:
Asset retirement obligations		3.3

Net assets acquired		$45.2

Asset retirement obligations are associated with cleaning costs for leased and owned rail cars and the removal and disposal of residue from storage tanks located on leased property. The $25.8 million of goodwill was assigned to the Carbon Materials & Chemicals segment. The total amount of purchase price allocated to goodwill, customer contracts and the non-compete agreement is expected to be deductible for tax purposes over a 15-year period.

(7)    Business Disposition

On June 22, 2006, the Company sold its specialty track products business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. This business was a component of the Railroad & Utility Products segment. The Company recorded a loss on disposal, before tax, of $1.5 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the six months ended June 30, 2006 and June 30, 2005 were $3.2 million and $3.8 million, respectively. Operating profit for the six months ended June 30, 2006 and June 30, 2005 was ($0.5) million and ($0.3) million, respectively.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(8)    Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2006 and 2005 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net income (loss)	$5.0	$4.2	$(1.0)	$4.8
Other comprehensive income (loss):
Unrealized currency translation income (loss)	2.8	(2.7)	2.2	(4.9)

Total comprehensive income (loss)	$7.8	$1.5	$1.2	$(0.1)

(9)    Preferred Stock and Earnings Per Common Share

Senior Convertible Preferred Stock

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to 3.9799 times the dividend rate on common stock, and had a liquidation preference equal to par value ($.01 per share). The preferred stock was convertible into common stock at any time. The holders of the preferred stock voted as a separate series from all other classes of stock, and were entitled to elect a majority of the board of directors of the Company. In January 2006 the preferred stock was converted into shares of common stock on a 3.9799-for-one basis in connection with the Company’s initial public offering and no shares of preferred stock are currently outstanding.

Earnings Per Common Share

Prior to the initial public offering, earnings per common share were based on the distributed and undistributed net income (loss) to common stockholders in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128. In accordance with its terms, the senior convertible preferred stock did not participate in undistributed net losses. Accordingly, all undistributed net losses were allocated to the Company’s common shareholders for purposes of calculating earnings per share. Diluted earnings per common share assumed that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend requirements and outstanding common shares adjusted accordingly. It also assumed that outstanding common shares were increased by shares issuable upon vesting of restricted stock and exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The restricted stock was not included in the computation of diluted earnings per share for the six months ended June 30, 2006 since it would have resulted in an antidilutive effect.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except share amounts, in thousands, and per share amounts)
Numerators for basic and diluted:
Net income (loss)	$5.0	$4.2	$(1.0)	$4.8
Denominators for basic earnings per common share:
Weighted-average common shares outstanding	20,654	2,860	17,622	2,927
Effect of dilutive securities:
Convertible preferred stock	—	9,108	—	9,108
Restricted stock	167	338	—	341

Dilutive potential common shares	167	9,446	—	9,449

Denominators for diluted earnings per common share	20,821	12,306	17,622	12,376
Income (loss) per common share:
Basic earnings (loss) per common share	$0.24	$1.49	$(0.06)	$1.64

Diluted earnings (loss) per common share	$0.24	$0.35	$(0.06)	$0.39

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(10)    Segment Information

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$183.8	$156.5	$339.0	$301.4
Railroad & Utility Products	114.1	109.8	223.5	196.9

Total	$297.9	$266.3	$562.5	$498.3
Intersegment sales:
Total	$11.5	$11.1	$21.8	$19.8
Percentage of net sales:
Carbon Materials & Chemicals	61.7%	58.7%	60.3%	60.5%
Railroad & Utility Products	38.3%	41.3%	39.7%	39.5%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	14.7%	15.6%	14.7%	15.4%
Railroad & Utility Products	10.1%	12.8%	10.6%	11.2%

Total	12.9%	14.4%	13.1%	13.8%
Operating profit:
Carbon Materials & Chemicals	$16.1	$12.4	$26.8	$23.4
Railroad & Utility Products	5.8	8.8	11.0	12.4
All Other	(0.2)	(0.1)	(0.1)	0.1

Total	$21.7	$21.1	$37.7	$35.9

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments for the periods indicated:

	June 30, 2006	December 31, 2005
	(In millions)
Segment assets:
Carbon Materials & Chemicals	$408.8	$342.1
Railroad & Utility Products	146.9	142.2
All Other	69.3	67.5

	$625.0	$551.8
Goodwill:
Carbon Materials & Chemicals	$60.1	$33.8
Railroad & Utility Products	1.9	1.9

	$62.0	$35.7

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(11)    Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2006 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
	(In millions)
Balance at December 31, 2005	$33.8	$1.9	$35.7
Goodwill from acquisition	25.8	—	25.8
Currency translation	0.5	—	0.5

Balance at June 30, 2006	$60.1	$1.9	$62.0

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)			(In millions)
Customer contracts (5-10 year useful life)	$10.4	$2.0	$8.4	$3.3	$1.1	$2.2
Non compete agreements (3 year useful life)	1.5	0.6	0.9	1.4	0.3	1.1

Total	$11.9	$2.6	$9.3	$4.7	$1.4	$3.3

Total amortization expense related to these identifiable intangible assets was $0.6 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Total amortization expense was $1.1 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, estimated future amortization expense of identifiable intangible assets is $1.4 million for the remaining six months of 2006. Estimated amortization expense for the proceeding five years is summarized below:

Estimated annual amortization
(In millions)
2007	$1.6
2008	1.0
2009	0.9
2010	0.7
2011	0.7

(12)    Pensions and Other Postretirement Benefits

The Company sponsors several pension plans that cover substantially all employees. Additionally, the Company provides postretirement health care benefits to a portion of its U.S. workforce. The

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.3	$1.3	$2.7	$2.7
Interest cost	2.5	3.0	5.0	5.9
Expected return on plan assets	(2.7)	(3.0)	(5.3)	(5.9)
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of actuarial losses	0.6	0.7	1.3	1.4
Amortization of transition asset	(0.1)	(0.2)	(0.2)	(0.5)

Net periodic benefit cost	$1.7	$1.9	$3.7	$3.7

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.3	0.5	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial losses	0.1	—	0.1	0.1

Net periodic benefit cost	$0.3	$0.3	$0.6	$0.6

(13)    Debt

Debt at June 30, 2006 and December 31, 2005 was as follows:

	Interest Rates %	Maturity	June 30, 2006	December 31, 2005
			(In millions)
Koppers Inc. revolving credit facility	Variable	2009	$42.0	$35.0
Koppers Australia revolving credit facilities	Variable	2006	5.9	5.7
Koppers Inc. term loans	Variable	2009	58.0	9.5
Koppers Australia term loans	Variable	2007-2009	4.1	1.6
Koppers Europe term loan	5 3/4	2010	—	7.7
Senior Secured Notes	9 7/8	2013	218.3	320.0
Senior Discount Notes	9 7/8	2014	146.8	139.9

Total			475.1	519.4
Less short term debt and current maturities of long-term debt			29.3	10.5

Long-term debt			$445.8	$508.9

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Senior Secured Notes due 2013

As disclosed in Note 3, the Company used proceeds from its initial public offering to redeem $101.7 million principal amount of the Senior Secured Notes in March 2006.

Senior Secured Credit Facility

The Koppers Inc. credit agreement was amended in connection with the Company’s initial public offering in February 2006 and was subsequently amended in April 2006 in connection with the acquisition of certain assets of the carbon materials business of Reilly. The credit agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $59.0 million. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2006, the Company had $68.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2006, $18.7 million of commitments were utilized by outstanding letters of credit ($4.4 million of which does not reduce revolver availability). In addition, as of June 30, 2006, the Company had outstanding term loans of $58.0 million under the credit facility.

(14)    Product Warranty Liabilities

The Company accrues for product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table provides the activity in these reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Warranty liabilities beginning of period	$8.1	$6.4	$8.1	$6.2
Deferred revenue for sales of extended warranties	0.3	0.4	0.6	0.6
Revenue earned	(0.3)	(0.2)	(0.6)	(0.2)

Warranty liabilities end of period	$8.1	$6.6	$8.1	$6.6

(15)    Contingent Liabilities and Commitments

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Government Investigations.    In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”), TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a joint aggregate penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Act”). On April 6, 2006, the New Zealand High Court, among other things, approved the recommended penalties of approximately $2.5 million plus costs of $0.1 million with respect to KANZ and KAI for breaches of the Act and granted leave to the NZCC to discontinue all proceedings against Koppers Australia. The penalty and other costs of $2.6 million were paid on May 16, 2006 and the NZCC has discontinued the proceedings against Koppers Australia. Except as set forth above, no other claims (civil or governmental) related to competitive practices in New Zealand have been filed against the Company or its subsidiaries including KANZ and KAI. A number of customers have indicated they may file civil claims against KANZ or KAI. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s, (the “ACCC”), policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. No civil claims related to competitive practices in Australia have been filed against the Company or its subsidiaries. Such civil claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Limited, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    In October 2002, Koppers Timber Preservation Pty Ltd, a subsidiary of Koppers Australia, was named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century Production Pty Ltd related to the sale of approximately 127,000 vineyard trellis posts. The complaint claimed that certain posts were defective. Plaintiff also filed a lawsuit and Koppers Australia filed a third party claim against the constructor of the vineyard trellises, which is still pending. Koppers Australia has settled with plaintiff and has withdrawn its third party claim against the constructor of the trellises, but Koppers Australia must reimburse the trellis constructor for certain court costs. A provision of approximately $0.9 million has been made for this matter, of which $0.4 million was paid in the second quarter of 2005.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. The first of these cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against Koppers Inc. and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas. There are currently 54 plaintiffs in these cases who are making claims against the Company. The complaints applicable to 36 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints filed by two of the plaintiffs seek damages not to exceed $10.0 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. The cases are in the early stages of discovery and the Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. has also been served with complaints in eight cases involving 14 plaintiffs who allege exposure to benzene and benzene containing products, including oils and solvents sold by Koppers Inc. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville.    In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area (allegedly numbering in excess of 2,500) suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages in excess of the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. Discovery is proceeding in the cases. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Grenada—All Cases.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see Grenada—State Court Cases below) and in federal court in Mississippi (see Grenada—Federal Court Cases below)

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Grenada—Federal Court Cases below), the Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to the Company. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Grenada—Federal Court Cases.

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20% of $845,000 against Koppers Inc. for compensatory damages and zero for punitive damages. The Company accrued its portion of the verdict, $0.2 million, in the first quarter of 2006. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. Koppers Inc. has appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The remaining 11 trials have been stayed pending the appeal by Koppers Inc. of the judgment entered in the first case.

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

Grenada—State Court Cases.    In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting the defendants’ motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County and discovery in their cases is proceeding. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Legal Reserves Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Beginning balance	$3.0	$0.8	$3.1	$0.8
Expense	—	1.9	0.2	1.9
Cash expenditures	(2.6)	(0.4)	(2.6)	(0.4)
Currency translation	0.3	—	—	—

Ending balance	$0.7	$2.3	$0.7	$2.3

Expense for 2006 consists of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

Environmental and Other Litigation Matters

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988, (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first three payments of $2.0 million each were made in July 2006, 2005 and 2004, respectively. The final payment of $1.0 million is due to be paid by the Company to Beazer East on July 1, 2007. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; and the Florence, South Carolina wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act, (“RCRA”)), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Other Environmental Matters

Domestic Environmental Matters.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The Company has provided a reserve of $0.1 million for its portion of estimated site investigation costs.

In October 1996, the Company received a Clean Water Act (CWA) information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that the Company violated various provisions of the CWA. The Company subsequently entered into a Consent Decree and agreed, among other things, to a $2.9 million settlement, payable in three annual installments which was paid in full by April 2005. In 2005 the Company filed to terminate the Consent Decree at which time the EPA informed the Company that it will seek civil penalties for any CWA violations from 2001 to 2005 concurrent with the termination of the Consent Decree. The Company reserved $0.2 million for this matter in the second quarter of 2006.

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities, of which five are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

During an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA, which resulted in a complaint against the Company by the EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter. Sentencing occurred in December 2002 and fines and penalties totaling $3.0 million were paid by January 2005. While the plea agreement has terminated, the compliance agreement remains in place. A failure on the Company’s part to comply with the terms of the compliance agreement could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

Australasian Environmental Matters.    Contamination has been detected at certain of the Company’s Australasian facilities. These sites include, among others, the tar distillation facility in Mayfield, New South Wales, Australia and certain property adjacent to such facility and the wood protection chemicals facility in Trentham, Victoria, Australia. Total reserves include $1.6 million for estimated remediation and waste disposal costs at the Australasian sites.

Environmental Reserves Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Beginning balance	$3.6	$4.1	$3.8	$4.7
Expense	0.5	0.8	0.8	0.8
Reversal of reserves	—	(0.3)	—	(0.3)
Cash expenditures including fines and penalties	(0.2)	(0.9)	(0.6)	(1.5)
Currency translation	0.3	(0.2)	0.2	(0.2)

Ending balance	$4.2	$3.5	$4.2	$3.5

Expense for 2006 was for estimated waste disposal costs at two facilities and a site investigation at one facility in Australia and an accrual of a CWA civil penalty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Koppers’ actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information.”

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

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through the Company’s Carbon Materials & Chemicals business (60% of 2006 net sales), Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business (40% of 2006 net sales), Koppers is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Trend Overview.    The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher energy prices; (ii) competitive conditions in global carbon pitch markets, particularly the European carbon pitch markets; and (iii) low margins in the utility pole business.

Raw material prices have increased over the past several years, including the Company’s primary feedstocks: coal tar, coal and lumber. Many of the Company’s sales contracts include provisions which allow for price increases based on increases in the price of raw materials, which has allowed Koppers to generally maintain profit margins in its core businesses. The Company believes that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. Koppers expects to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; the Company will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Denmark and the United Kingdom; in the event this trend reverses, net sales could decline significantly if volumes do not increase.

Impact of Reilly Acquisition.    The Company anticipates additional revenues of $70-$80 million on an annualized basis as the result of the purchase of certain assets of the coal tar business of Reilly Industries, Inc. on April 28, 2006. As the increased production is integrated into existing facilities, savings are expected to be realized on capacity utilization. Integration began in the second quarter and should be completed by the end of 2006.

Coal Tar Supply

Due to a shortfall in anticipated coal tar raw materials in North America caused by a combination of factors including an extended strike as well as reduced coke production at two suppliers, Koppers has issued force majeure letters to its North American carbon materials customers. Management is taking steps to increase the sourcing of coal tar raw materials through its global procurement network as well as exploring alternate petroleum-based products that can be added to coal tar to extend production quantities. At this time it is too early to predict the impact of this raw materials shortfall on the Company’s profitability; however, management believes that this issue is temporary since it believes that the combination of resumed coke production, increased imports and alternative petroleum-based raw material products will ultimately enable the Company to meet customer demand.

Results of Operations

Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005.

Net Sales.    Net sales for the three months ended June 30, 2006 increased from $266.3 million to $297.9 million due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased from $156.5 million to $183.8 million, or 17%, as a result of $14.9 million of net sales from the Reilly acquisition, and also due to pricing increases for carbon pitch, carbon black feedstock, and naphthalene of $5.8 million, or 12%, $3.3 million, or 64%, and $2.4 million, or 32%, respectively. Additionally, sales increased due to volume and pricing increases for phthalic anhydride of $1.3 million, or 6%, and $2.4 million, or 12%, respectively, and increases in carbon black volumes and pricing of $1.5 million, or 24%, and $1.7 million, or 22%, respectively. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. These increases were partially offset by lower carbon pitch volumes of $6.2 million, or 16%, and lower naphthalene volumes of $2.3 million, or 31%. Carbon pitch volumes in the U.S. were lower by $3.5 million, or 16%, due to product mix changes and reduced coal tar supplies due to an extended strike by a supplier as well as planned coke oven maintenance. Carbon pitch volumes in Australasia were lower by $2.0 million, or 25%, due to increased usage of China’s production as raw material for Australian operations, as well as the timing of shipments of finished products in Australia. Naphthalene volumes were lower due to lower production volumes. Net sales for Railroad & Utility Products increased from $109.8 million to $114.1 million, or 4%, compared to the prior year due primarily to increases in prices for railroad crossties of $1.5 million, or 3%. Management believes that second quarter 2006 volumes were negatively impacted by the acceleration of untreated crosstie sales into the first quarter of 2006 as the result of favorable weather conditions. Additionally, prices for distribution poles increased $4.8 million, or 34%, partially offset by decreases in volumes for distribution poles of $4.2 million, or 29%, as a result of targeting higher margin business.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization was $38.4 million, the same as in the prior year quarter. As a percent of net sales, gross profit after depreciation and amortization decreased in total as both segments reported lower margins than in the prior year quarter. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $27.0 million from $24.5 million in the prior year quarter. Gross margin for Carbon Materials & Chemicals decreased due primarily to higher raw material costs which were not recovered in selling prices, partially offset by higher margins for phthalic anhydride due to higher volumes and pricing as noted above. Additionally, margins were diluted due to integration costs related to the acquisition of certain assets of Reilly Industries, Inc. Gross margin for 2005 was negatively impacted by a $1.9 million charge for the NZCC penalty and $0.8 million of additional environmental reserves for Australasian operations. Gross profit after depreciation and amortization for Railroad & Utility Products decreased to $11.4 million from $14.1 million in the prior year quarter. Gross margin for Railroad & Utility Products decreased due primarily to a charge of $1.5 million related to the disposition of the Company’s specialty trackwork facility in Alorton, Illinois (“Alorton”), and higher raw material costs. Additionally, margins for the second quarter of 2006 were negatively impacted due to a 10% increase in volumes for low-margin untreated crossties in the U.S. and a decrease of 10% in volumes for higher-margin treated crossties in the U.S. as compared to the prior year quarter.

Depreciation and Amortization.    Depreciation and amortization for the three months ended June 30, 2006 was the same as the prior year quarter, as lower depreciation as a result of the closure and impairment of the Montgomery, Alabama and Superior, Wisconsin facilities, respectively, offset an increase in depreciation and amortization from the acquisition of certain assets of Reilly Industries, Inc.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased due to lower legal expenses in Australasia and generally flat overhead expenses compared to the prior year quarter despite a significant increase in sales in 2006.

Interest expense.    Interest expense decreased due primarily to the completion of the Company’s initial public offering in February 2006 and the related use of the proceeds to redeem $101.7 million of the Senior Secured Notes.

Income Taxes.    The Company’s effective income tax rate for the quarter ended June 30, 2006 was lower than the prior year quarter due primarily to the effect of a non-deductible penalty in New Zealand for the quarter ended June 30, 2005.

Net Income.    Net income for 2006 compared to the same period last year increased due to a reduction in interest expense and increases in volumes and pricing for phthalic anhydride and improved pricing for distribution poles, as well as the impact of the NZCC penalty and environmental charges in 2005 as noted above. The effect of these increases more than offset the loss on the sale of the Alorton facility and higher raw materials costs.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005.

Net Sales.    Net sales for the six months ended June 30, 2006 increased from $498.3 million to $562.5 million due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased from $301.4 million to $339.0 million due to $14.9 million of sales from the Reilly acquisition and, excluding the effect of the Reilly sales, pricing increases for carbon pitch, carbon black feedstock, and naphthalene of $10.2 million, or 11%, $7.3 million, or 69%, and $3.1 million, or 21%, respectively. Additionally, sales increased due to volume and pricing increases for phthalic anhydride of $2.4 million, or 6%, and $3.3 million, or 8%, respectively, and pricing and volume increases for carbon black of $2.4 million, or 18%, and $2.9 million, or 19%, respectively. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. Additionally, sales from the Lambson acquisition which occurred in April 2005 were $8.1 million compared to $3.2 million for the prior year period. These increases were partially offset by lower volumes for carbon pitch and naphthalene of $3.2 million, or 8%, and $4.9 million, or 30%, respectively. Carbon pitch volumes were lower due to reductions in the U.S. and China, and naphthalene volumes were lower due primarily to a temporary shutdown at the Company’s plant in China as a result of a fire. Net sales for Railroad & Utility Products increased from $196.9 million to $223.5 million due primarily to increases in volumes and prices for railroad crossties of

$11.4 million, or 17%, and $3.3 million, or 4%, respectively. Volumes increased as a result of increased maintenance programs by the railroads and mild weather conditions in the first quarter of 2006, which allowed for the procurement of an unusually high volume of untreated crossties for that quarter. Prices increased primarily as a result of higher raw material costs. Additionally, prices for distribution poles increased $7.0 million, or 27%, partially offset by volume reductions of $4.0 million, or 15%, as a result of targeting higher margin business.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $73.5 million from $68.6 million in the prior year period. As a percent of net sales, gross profit after depreciation and amortization decreased in total as both segments reported lower margins compared to the prior year. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $50.0 million from $46.4 million in the prior year period. Gross margin for Carbon Materials & Chemicals decreased due primarily to lower volumes for carbon pitch and naphthalene due to the plant fire in China, and higher raw material prices which were not recovered in selling prices, partially offset by higher margins for phthalic anhydride due to higher volumes and pricing as noted above. Additionally, margins were diluted due to integration costs related to the acquisition of certain assets of Reilly Industries, Inc. Gross margin for 2005 was negatively impacted by a $1.9 million charge for the NZCC penalty and $0.8 million of additional environmental reserves for Australasian operations. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $23.6 million from $22.1 million in the prior year period. Gross margin for Railroad & Utility Products decreased due primarily to a charge of $1.5 million related to the disposition of the Alorton facility, partially offset by an increase in volumes for railroad crossties and the increase in prices for distribution poles noted above. Additionally, margins for the six months ended June 30, 2006 were negatively impacted due to a 27% increase in volumes for low-margin untreated crossties as compared to the prior year.

Depreciation and Amortization.    Depreciation and amortization for the six months ended June 30, 2006 decreased compared to the prior year as lower depreciation as a result of the closure and impairment of the Montgomery, Alabama and Superior, Wisconsin facilities, respectively, more than offset an increase in depreciation and amortization from the Reilly and Lambson acquisitions.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased as the termination of the Saratoga Partners III, LP advisory services contract for $3.0 million in 2006 was offset by generally flat overhead expenses compared to the prior year despite a significant increase in sales in 2006.

Interest expense.    Interest expense increased due primarily to a call premium of $10.1 million that the Company paid to redeem $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and write offs of $3.2 million of deferred financing costs in the first quarter of 2006 as a result of the completion of the Company’s initial public offering and the related use of the proceeds to redeem a portion of the Senior Secured Notes. The effect of these items was partially offset by lower interest expense on the Senior Secured Notes in the second quarter of 2006 as a result of the redemption.

Income Taxes.    The Company’s effective income tax rate for the six months ended June 30, 2006 is not comparable to the prior year period as a result of having no pretax income for the six months ended June 30, 2006. The effective tax rate for the prior year period is due primarily to the effect of the composition of earnings among U.S. and foreign operations and the unfavorable effect of a non-deductible penalty in New Zealand for the six months ended June 30, 2005.

Net Income.    Net income for 2006 compared to the same period last year decreased as $17.4 million of costs related to the Company’s initial public offering, along with a pretax loss of $1.5 million on the sale of the Alorton facility, more than offset higher profits from increases in volumes and pricing for phthalic anhydride, an increase in volumes for railroad crossties, improved pricing for distribution poles, and the impact of the NZCC penalty and environmental costs in the prior year as noted above.

Carbon Materials & Chemicals Geographic Review

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales (in millions):
North America	$90.8	$74.4	$163.4	$143.5
Australasia including China	46.3	42.5	88.6	85.9
Europe	46.7	39.6	87.0	72.0

Total	$183.8	$156.5	$339.0	$301.4

Sales as percentage of total net sales:
North America	49.4%	47.5%	48.2%	47.6%
Australasia including China	25.2%	27.2%	26.1%	28.5%
Europe	25.4%	25.3%	25.7%	23.9%

Total	100.0%	100.0%	100.0%	100.0%

Operating margin:
North America	9.3%	11.3%	7.3%	8.7%
Australasia including China	11.2%	4.2%	10.6%	8.8%
Europe	5.1%	5.6%	6.2%	4.6%

Total	8.7%	7.9%	7.9%	7.8%

Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005.

Net Sales.    North American sales increased by 22% due primarily to $14.9 million in sales from the Reilly acquisition. In addition, price increases (driven in part by higher raw material costs) of $3.6 million for carbon pitch and phthalic anhydride, and volume increases of $1.4 million for phthalic anhydride were partially offset by volume reductions for carbon pitch and naphthalene of $4.3 million. Carbon pitch volumes were lower due to product mix changes and reduced coal tar supplies due to an extended strike by a supplier as well as planned coke oven maintenance. Australasian sales increased by 9% due primarily to $4.1 million for price increases for carbon pitch, carbon black feedstock and naphthalene, and volume and pricing increases of $1.5 million and $1.7 million, respectively, for carbon black. These increases were partially offset by volume decreases of $2.5 million for carbon pitch and naphthalene. The price increases for carbon pitch and carbon black were due primarily to higher raw material costs, and the higher volumes for carbon black were due to higher export sales. Carbon pitch volumes were lower due to increased usage of China’s production as raw material for Australian operations, as well as the timing of shipments of finished products in Australia. Naphthalene volumes were lower due to lower production volumes. European sales increased by 18% due primarily to price increases of $6.1 million for carbon pitch, carbon black feedstock and naphthalene.

Operating Margin.    North American operating margin decreased due primarily to higher raw material costs and integration costs related to the Reilly acquisition. Operating margin for Australasia increased due to $2.7 million of legal and environmental expenses incurred in the second quarter of 2005. Operating margin for Europe was lower than the prior year due primarily to higher raw material costs.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005.

Net Sales.    North American sales increased by 14% due primarily to $14.9 million in sales from the Reilly acquisition. In addition, price increases (driven in part by higher raw material costs) of $5.5 million for carbon pitch and phthalic anhydride, and volume increases of $4.7 million for phthalic anhydride and furnace coke were partially offset by $4.0 million of volume decreases for carbon pitch and naphthalene.

Australasian sales increased by 3% due primarily to $5.8 million of price increases for carbon pitch, carbon black feedstock and naphthalene, as well as volume and pricing increases for carbon black of $2.4 million and $2.9 million, respectively, which were partially offset by volume decreases of $3.9 million for carbon pitch and naphthalene. The volume decreases were primarily the result of the plant fire in China in the first quarter which resulted in the suspension of operations for approximately three weeks, while the price increases for carbon pitch and naphthalene were due primarily to higher raw material costs. European sales increased by 21% due primarily to an incremental $4.9 million of sales from the April 2005 Lambson acquisition, along with price increases of $12.4 million for carbon pitch, carbon black feedstock and naphthalene. These increases were partially offset by volume decreases of $1.6 million for naphthalene.

Operating Margin.    North American operating margin decreased due primarily to higher raw material costs, integration costs related to the Reilly acquisition, and $1.5 million of allocated costs for the buyout of the Saratoga advisory services contract in the first quarter of 2006, which more than offset higher margins from phthalic anhydride. Operating margin for Australasia increased as lower legal and environmental costs more than offset the impact of the plant fire in China. Operating margin for Europe was higher than the prior year due primarily to higher contract carbon pitch prices in Denmark.

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

On November 18, 2004, Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014, (the “Senior Discount Notes”). Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Senior Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Senior Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. The Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indenture governing the Senior Discount Notes.

Koppers Inc. is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with the Company’s initial public offering in February 2006 and again in April 2006 in connection with the asset purchase from Reilly Industries, Inc. The credit agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $59.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien against substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivable and inventory as well as the attainment of certain financial ratios and covenants.

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at June 30, 2006 was 1.36 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at June 30, 2006 was 3.01 to 1.0.

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

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2006, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $113.1 million. As of June 30, 2006, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $107.7 million.

The Company’s needs for cash in the next twelve months relate primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, the Company would be required to raise additional funds.

As of June 30, 2006 the Company had $23.9 million of cash and cash equivalents and $68.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2006, $18.7 million of commitments were utilized by outstanding standby letters of credit ($4.4 million of which relates to Australia and does not reduce revolver availability). In addition, as of June 30, 2006, Koppers Inc. had outstanding term loans of $58.0 million under the credit facility.

On May 3, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, which was paid on July 5, 2006 to shareholders of record as of May 31, 2006.

On July 27, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, payable on October 2, 2006 to shareholders of record as of September 1, 2006.

Net cash provided by operating activities for the six months ended June 30, 2006 decreased compared to the prior year quarter due primarily to the payment of a call premium of $10.1 million for the redemption of $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, $3.0 million for the buyout of the Saratoga advisory services agreement, and $2.6 million for the NZCC settlement. Additionally, the increase in working capital in the first six months of 2006 was $11.6 million higher than in the comparable period in 2005 due primarily to higher receivables and inventory, reflecting higher sales and higher raw material costs, respectively.

Net cash used in investing activities for the six months ended June 30, 2006 increased primarily as a result of the Reilly acquisition, capital expenditures related to the Lambson acquisition in the United Kingdom, and the carbon black facility expansion in Australia.

Planned expansion at the Company’s carbon black facility in Australia is expected to result in capital expenditures of $8 to 10 million in 2006. Additionally, capital expenditures may be incurred in the future due to growth opportunities in existing markets in China. Capital expenditures in 2006 are expected to total approximately $34.5 million, including the carbon black facility expansion but excluding acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2006 was related to proceeds from the issuance of stock in the Company’s initial public offering of $121.8 million, used for the redemption of $101.7 million of the Senior Secured Notes due 2013, the payment of a related call premium of $10.1 million, and the payment of $9.4 million of stock issuance expenses related to the offering. Also, a $40 million term loan was used to purchase certain assets from the Reilly carbon materials business. Additionally, borrowings of $10.0 million from the increase in Koppers Inc.’s term loan under its senior secured credit facility in February 2006 and $7.0 million of revolver borrowings were used to provide for $10.3 million of dividends, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services contract. Net cash used in financing activities in the six months ended June 30, 2005 related to the repayment of $5.7 million of revolving credit, $3.8 million of term loan repayments, and $6.6 million of term debt borrowings for the Lambson acquisition.

Legal Matters

The information set forth in Note 15 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Other Financial Matters

Plant Closures/Dispositions

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.1 million of severance charges in the second quarter of 2006 related to the termination of approximately 17 employees. The Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

On June 22, 2006, the Company sold its specialty trackwork business and related assets located in Alorton, Illinois for cash of $1.9 million. This business was a component of the Railroad & Utility Products segment. The Company recorded a loss on disposal, before tax, of $1.5 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the six months ended June 30, 2006 and June 30, 2005 were $3.2 million and 3.8 million, respectively. Operating profit for the six months ended June 30, 2006 and June 30, 2005 was ($0.5) million and ($0.3) million, respectively.

Acquisitions

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business for an aggregate purchase price of $45.2 million. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, railcar leases and a non-compete agreement. The Company is integrating the additional tar distillation production at its existing facilities in the U.S. Results of operations for the three and six months ended June 30, 2006 include the Reilly assets from the date of acquisition. Net sales related to the Reilly acquisition for both the three and six months ended June 30, 2006 amounted to $14.9 million.

Interest Rate Swap

In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the three and six months ended June 30, 2006 was to increase interest expense by approximately $69,000 and $86,000, respectively. The fair value of the swap agreement at June 30, 2006 was a liability of approximately $4.0 million.

Recently Issued Accounting Guidance

The information set forth in Note 2 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Environmental and Other Matters

The information set forth in Note 15 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 15 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As further discussed in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s operations depend on an adequate supply of quality raw materials being available on a timely basis. The Company is currently experiencing a shortage of coal tar. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tar Supply Reduction.” If this shortage continues for a long period of time, it may impact the Company’s profitability in the long run.

Except as discussed above, there have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2006:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	6,965	$7.29	6,965	6,248
May 1 - May 31	6,248	$7.04	6,248	—
June 1 - June 30	—	—	—	—

(1)	Prior to the consummation of the Company’s initial public offering in February 2006, the Company was a party to a stockholders’ agreement with certain of its management investors and Saratoga Partners III, L.P. Prior to February 27, 2004, the stockholders’ agreement required the Company to redeem shares upon a management investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the stockholders’ agreement was amended to make the redemption of common stock from such management investors at the Company’s option after the effective date of the amendment. From that date, when the Company would elect to repurchase shares from management investors, the Company would in some cases repurchase such shares over a period of time after the date of the Company’s agreement to repurchase such shares. As a result, as of December 31, 2005, approximately 87,717 shares of the Company’s common stock owned by management investors were subject to such redemption obligation. The stockholders’ agreement was amended upon the completion of the Company’s initial public offering to delete any redemption provisions, but any existing agreements to repurchase shares over time with a former management investor were not terminated. All of the common shares repurchased by Koppers Holdings during the first six months of 2006 were repurchased in private transactions as a result of its obligations under the stockholders’ agreement and related arrangements with management investors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Holdings Inc. (Registrant)

Date: August 4, 2006	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)