Form 10-Q
period 2006-09-30
Koppers Holdings Inc.
filed 2006-11-06
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common Stock, par value $0.01 per share, outstanding at October 31, 2006 amounted to 20,726,823 shares.

PART I—FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS

Koppers Holdings Inc.

Consolidated Statement of Operations

(In millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net sales	$314.4	$269.6	$876.9	$767.9
Operating expenses:
Cost of sales	258.1	222.5	731.1	636.0
Depreciation and amortization	8.3	8.4	24.3	24.6
Selling, general and administrative expenses	15.9	16.7	51.7	49.4

Total operating expenses	282.3	247.6	807.1	710.0

Operating profit	32.1	22.0	69.8	57.9
Other income	0.2	0.1	1.0	0.7

Income before interest expense, income taxes and minority interest	32.3	22.1	70.8	58.6
Interest expense	11.7	12.9	50.2	38.2

Income before income taxes and minority interest	20.6	9.2	20.6	20.4
Income taxes	7.1	3.7	7.1	9.5
Minority interest	1.1	0.9	2.1	1.5

Net income	12.4	4.6	11.4	9.4
Dividends on preferred stock	—	(26.7)	—	(26.7)

Net income (loss) applicable to common stock	$12.4	$(22.1)	$11.4	$(17.3)

Earnings per common share:
Basic	$0.60	$(7.78)	$0.61	$(5.99)
Diluted	$0.59	$(7.78)	$0.57	$(5.99)

Weighted average shares outstanding (in thousands):
Basic	20,672	2,851	18,650	2,901
Diluted	20,800	2,851	19,806	2,901

Dividends declared per common share	$0.17	$2.93	$1.13	$2.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(In millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28.9	$26.1
Accounts receivable less allowance for doubtful accounts of $0.7 in 2006 and $0.7 in 2005	153.7	118.7
Inventories	139.0	120.0
Deferred income tax benefits	18.4	18.4
Other current assets	6.2	7.7

Total current assets	346.2	290.9
Equity in non-consolidated investments	2.9	3.0
Property, plant and equipment	536.5	512.1
Accumulated depreciation	(382.2)	(359.7)

Net property, plant and equipment	154.3	152.4
Goodwill	62.2	35.7
Deferred income tax benefits	40.3	38.7
Other noncurrent assets	31.0	31.1

Total assets	$636.9	$551.8

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$95.9	$77.5
Dividends payable	3.5	—
Accrued liabilities	78.4	71.2
Short-term debt and current portion of long-term debt	20.1	10.5

Total current liabilities	197.9	159.2
Long-term debt	451.7	508.9
Other long-term liabilities	73.0	78.4

Total liabilities	722.6	746.5
Minority interest	11.7	12.0
Stockholders’ deficit:
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; 0 shares issued in 2006 and 2,288,481 shares issued in 2005	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized, 20,846,981 shares issued in 2006 and 2,945,293 shares issued in 2005	0.2	—
Capital in excess of par value	121.8	10.4
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained deficit	(206.7)	(200.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	9.4	5.3
Minimum pension liability, net of tax	(20.1)	(20.1)

Total accumulated other comprehensive loss	(10.7)	(14.8)
Treasury stock, at cost, 120,158 shares in 2006 and 22,331 shares in 2005	(1.4)	(1.0)

Total stockholders’ deficit	(97.4)	(206.7)

Total liabilities and stockholders’ deficit	$636.9	$551.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash provided by operating activities	$25.3	$42.9
Cash provided by (used in) investing activities:
Capital expenditures	(18.6)	(13.6)
Acquisitions	(45.1)	(5.8)
Net cash proceeds from divestitures and asset sales	2.3	0.8

Net cash used in investing activities	(61.4)	(18.6)
Cash provided by (used in) financing activities:
Borrowings from revolving credit facilities	211.0	274.1
Repayments of revolving credit facilities	(207.3)	(280.6)
Borrowings from long-term debt	53.0	17.8
Repayments of long-term debt	(115.3)	(4.1)
Dividends paid	(13.8)	(34.7)
Payment of deferred financing costs	(0.7)	(1.2)
Issuance of common stock	121.8	0.3
Repurchases of common stock	—	(0.4)
Stock issuance costs	(9.6)	—

Net cash provided by (used in) financing activities	39.1	(28.8)
Effect of exchange rate changes on cash	(0.2)	(0.8)

Net increase (decrease) in cash	2.8	(5.3)
Cash and cash equivalents at beginning of year	26.1	41.8

Cash and cash equivalents at end of period	$28.9	$36.5

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

(2)    Recently Issued Accounting Guidance

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. SFAS 158 does not change the amount of net periodic benefit expense otherwise included in net income under existing accounting standards. SFAS 158 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that will result from the adoption of SFAS 158.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that will result from the adoption of SFAS 157.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company was required to adopt the new standard in the fiscal year beginning after December 15, 2005. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial statements.

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

(3)    Initial Public Offering and Redemption of Senior Secured Notes

The Company completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold by the Company’s shareholders in connection with the IPO and the related over-allotment option. The Company received approximately $111.2 million of net proceeds (after $10.6 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

(4)    Dividends

On July 27, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share which was paid on October 2, 2006 to holders of record as of September 1, 2006.

On November 2, 2006, the Company’s board of directors declared a quarterly dividend of $0.17 per common share, payable on January 2, 2007 to shareholders of record as of November 30, 2006.

(5)    Plant Closures

On April 19, 2006 the Company announced the cessation of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.2 million of severance charges in 2006 related to the termination of approximately 20 employees. Previously, the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

(6)    Business Combination

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases and a non-compete agreement. The Company is integrating the additional tar distillation production at its existing facilities in the U.S. Results of operations for the three and nine months ended September 30, 2006, included the business acquired from Reilly from the date of acquisition. Net sales from the date of acquisition to September 30, 2006 totaled $36.1 million.

The aggregate purchase price was $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group, cash and a current payable to Reilly for working capital adjustments. The aggregate purchase price includes $0.1 million of transaction costs. The following table is a summary of the allocated purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals were obtained to determine the fair value of the identifiable intangible assets subject to amortization. Refinements to the allocated purchase price are expected to be made as additional information becomes available.

	Allocated Purchase Price
	(In millions)
Acquired assets:
Inventory		$12.0
Property, plant and equipment		3.5
Identifiable intangible assets subject to amortization:
Customer contracts (10-year useful life)	$6.9
Non-compete agreement (3-year useful life)	0.2	7.1

Goodwill		25.8

Total assets acquired		48.4

Acquired liabilities:
Asset retirement obligations		3.3

Net assets acquired		$45.1

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(7)    Business Disposition

On June 22, 2006, the Company sold its specialty track products business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. This business was a component of the Railroad & Utility Products segment. The Company recorded a loss on disposal, before tax, of $1.6 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the nine months ended September 30, 2006 and September 30, 2005 were $3.2 million and $5.8 million, respectively. Operating loss for the nine months ended September 30, 2006 and September 30, 2005 was ($0.5) million and ($0.2) million, respectively. Sales and operating profit for the three months ended September 30, 2005 were $2.0 million and $0.1 million, respectively.

(8)    Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net income	$12.4	$4.6	$11.4	$9.4
Other comprehensive income (loss):
Unrealized currency translation income (loss)	1.8	(0.2)	4.1	(5.1)

Total comprehensive income	$14.2	$4.4	$15.5	$4.3

(9)    Preferred Stock and Earnings Per Common Share

Senior Convertible Preferred Stock

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to 3.9799 times the dividend rate on common stock, and had a liquidation preference equal to par value ($0.01 per share). The preferred stock was convertible into common stock at any time. The holders of the preferred stock voted as a separate series from all other classes of stock, and were entitled to elect a majority of the board of directors of the Company. In January 2006 the preferred stock was converted into shares of common stock on a 3.9799-for-one basis in connection with the Company’s initial public offering and no shares of preferred stock are currently outstanding.

Earnings Per Common Share

Prior to the conversion of the senior convertible preferred stock into shares of common stock (see above), earnings per common share were based on the distributed and undistributed net income (loss) to common stockholders in accordance with Emerging Issues Task Force No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128. In accordance with its terms, the senior convertible preferred stock did not participate in undistributed net losses. Accordingly, all undistributed net losses were allocated to the Company’s common shareholders for purposes of calculating earnings per share. Diluted earnings per common share assumed that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

requirements and outstanding common shares adjusted accordingly. It also assumed that outstanding common shares were increased by shares issuable upon vesting of restricted stock and exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The senior convertible preferred stock and restricted stock was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except share amounts, in thousands, and per share amounts)
Numerators for basic and diluted:
Net income (loss) applicable to common stock	$12.4	$(22.1)	$11.4	$(17.3)
Denominators for basic earnings per common share:
Weighted-average common shares outstanding	20,672	2,851	18,650	2,901
Effect of dilutive securities:
Convertible preferred stock	—	—	1,012	—
Restricted stock	128	—	144	—

Dilutive potential common shares	128	—	1,156	—

Denominators for diluted earnings per common share	20,800	2,851	19,806	2,901
Income (loss) per common share:
Basic earnings (loss) per common share	$0.60	$(7.78)	$0.61	$(5.99)

Diluted earnings (loss) per common share	$0.59	$(7.78)	$0.57	$(5.99)

On August 31, 2006, the Company issued 107,457 common shares to certain employees, gross of 26,806 common shares withheld for statutory tax withholding, in accordance with the vesting schedule of its Restricted Stock Unit Plan. As of September 30, 2006, there are 214,915 non-vested restricted stock units which will vest in equal amounts in 2007 and 2008. Compensation expense related to the vesting of restricted stock units totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(10)    Segment Information

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$203.6	$162.0	$542.6	$463.4
Railroad & Utility Products	110.8	107.6	334.3	304.5

Total	$314.4	$269.6	$876.9	$767.9
Intersegment sales:
Total	$15.0	$9.4	$36.8	$29.2
Percentage of net sales:
Carbon Materials & Chemicals	64.8%	60.1%	61.9%	60.3%
Railroad & Utility Products	35.2%	39.9%	38.1%	39.7%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (including depreciation and amortization):
Carbon Materials & Chemicals	16.6%	15.7%	15.4%	15.5%
Railroad & Utility Products	12.9%	12.3%	11.3%	11.6%

Total	15.3%	14.4%	13.9%	14.0%
Operating profit:
Carbon Materials & Chemicals	$22.9	$14.7	$49.7	$38.1
Railroad & Utility Products	9.4	7.4	20.4	19.8
All Other	(0.2)	(0.1)	(0.3)	—

Total	$32.1	$22.0	$69.8	$57.9

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments for the periods indicated:

	September 30, 2006	December 31, 2005
	(In millions)
Segment assets:
Carbon Materials & Chemicals	$421.2	$342.1
Railroad & Utility Products	147.1	142.2
All Other	68.6	67.5

Total	$636.9	$551.8
Goodwill:
Carbon Materials & Chemicals	$60.3	$33.8
Railroad & Utility Products	1.9	1.9

Total	$62.2	$35.7

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(11)    Income Taxes

Income taxes as a percentage of pretax income is 34.5 percent and 46.6 percent for the nine months ended September 30, 2006 and 2005, respectively, The income tax provision for the first nine months of 2006 reflects an estimated effective tax rate, exclusive of discrete items, of 34.5 percent as compared to an estimated effective tax rate, exclusive of discrete items, of 40.9 percent for the first nine months of 2005. The effective tax rate for the first nine months of 2006 differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-10.9 percent) offset by taxes on foreign earnings (+8.0 percent) and other permanent items (+2.4 percent). With respect to the first nine months of 2005, the effective tax rate differs from the federal statutory rate due to taxes on foreign earnings (+3.8 percent) and other permanent items (+2.1 percent). The first nine months of 2005 included a discrete tax item of $1.2 million related to a non-deductible penalty imposed by the New Zealand Commerce Commission (see Note 17).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, mix of earnings by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2006 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

(12)    Inventories

Net inventories as of September 30, 2006 and December 31, 2005 are summarized in the table below:

	September 30, 2006	December 31, 2005
	(In millions)
Raw materials	$82.0	$73.7
Work in process	3.6	3.4
Finished goods	74.3	61.8

	$159.9	$138.9
Less revaluation to LIFO	(20.9)	(18.9)

Total	$139.0	$120.0

(13)    Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2006 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
	(In millions)
Balance at December 31, 2005	$33.8	$1.9	$35.7
Goodwill from acquisition	25.8	—	25.8
Currency translation	0.7	—	0.7

Balance at September 30, 2006	$60.3	$1.9	$62.2

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)			(In millions)
Customer contracts	$10.4	$2.6	$7.8	$3.3	$1.1	$2.2
Non compete agreements	1.5	0.7	0.8	1.4	0.3	1.1

Total	$11.9	$3.3	$8.6	$4.7	$1.4	$3.3

The customer contracts have estimated useful lives of 5 to 10 years and the non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively. Total amortization expense was $1.9 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, estimated future amortization expense of identifiable intangible assets is $0.7 million for the remaining three months of 2006. Estimated amortization expense for the proceeding five years is summarized below:

Estimated annual amortization
(In millions)
2007	$1.6
2008	1.0
2009	0.9
2010	0.7
2011	0.7

(14)    Pensions and Other Postretirement Benefits

The Company sponsors several pension plans that cover substantially all employees. Additionally, the Company provides postretirement health care benefits to a portion of its U.S. workforce. The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.1	$1.2	$3.8	$3.7
Interest cost	2.5	2.3	7.5	7.3
Expected return on plan assets	(2.7)	(2.3)	(8.0)	(7.3)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial losses	0.6	0.5	1.9	1.7
Amortization of transition asset	—	(0.1)	(0.2)	(0.3)

Net periodic benefit cost	$1.6	$1.7	$5.3	$5.4

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$—	$0.1	$0.2	$0.2
Interest cost	0.2	0.3	0.7	0.8
Amortization of prior service cost	—	(0.1)	(0.2)	(0.2)
Amortization of actuarial losses	—	—	0.1	0.1

Net periodic benefit cost	$0.2	$0.3	$0.8	$0.9

Salaried Employees Defined Benefit Pension Plans

On November 2, 2006, the Company’s board of directors approved a freeze of the Company’s qualified and corresponding non-qualified defined benefit plans for salaried employees. Effective December 31, 2006, salaried employees will no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit plans for benefit purposes. In lieu of the reduction in benefits under the qualified defined benefit plan, the Company will provide, based on age and years of service, a uniform employer contribution of at least 3 percent and up to a maximum of 9 percent of salary to the salaried employee’s defined contribution plan. The Company will also continue to match contributions by salaried employees at an amount equal to 50 percent of the first 6 percent of compensation contributed by the employee.

The estimated net impact of these retirement plan changes is not expected to have a material impact on future benefit plan expense or future benefit plan funding. Pending final actuarial calculations on the impact of the plan freezes and other considerations regarding the structure of potential successor pension plans, the estimated curtailment loss to be recognized in the fourth quarter of 2006 could be as high as $1.7 million.

(15)    Debt

Debt at September 30, 2006 and December 31, 2005 was as follows:

	Interest Rates %	Maturity	September 30, 2006	December 31, 2005
			(In millions)
Koppers Inc. revolving credit facility	Variable	2009	$38.7	$35.0
Koppers Australia revolving credit facilities	Variable	2006	5.8	5.7
Koppers Inc. term loans	Variable	2009	55.0	9.5
Koppers Australia term loans	Variable	2007-2010	3.7	1.6
Koppers Europe term loan	5 3/4	2010	—	7.7
Senior Secured Notes	9 7/8	2013	218.3	320.0
Senior Discount Notes	9 7/8	2014	150.3	139.9

Total			471.8	519.4
Less short term debt and current maturities of long-term debt			20.1	10.5

Long-term debt			$451.7	$508.9

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

As of September 30, 2006, the Company had $49.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2006, $19.7 million of commitments were utilized by outstanding letters of credit. In addition, as of September 30, 2006, the Company had outstanding term loans of $55.0 million under the credit facility.

(16)    Product Warranty Liabilities

The Company accrues for product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table provides the activity in these reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Warranty liabilities beginning of period	$8.1	$6.6	$8.1	$6.2
Deferred revenue for sales of extended warranties	0.4	0.2	1.0	0.9
Revenue earned	(0.3)	(0.2)	(0.9)	(0.5)

Warranty liabilities end of period	$8.2	$6.6	$8.2	$6.6

(17)    Contingent Liabilities and Commitments

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Government Investigations.    In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”) and a number of other corporate and individual defendants. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Limited, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”) which was subsequently approved by the New Zealand High Court on April 6, 2006. The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that the NZCC will assess penalties against KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Act”). Total accruals in 2006 and 2005 for the penalties, costs and proposed settlements of other certain contingent liabilities totaled $2.8 million of which $2.4 was paid in the second quarter of 2006. Except as set forth above, no other claims (civil or governmental) related to competitive practices in New Zealand have been filed against the Company or its subsidiaries including KANZ and KAI. It is possible that customers and/or a competitor could file civil claims against KANZ and KAI. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. No civil claims related to competitive practices in Australia have been filed against the Company or its subsidiaries. Such civil claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. The first of these

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against Koppers Inc. and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas. There are currently 55 plaintiffs in these cases who are making claims against the Company. The complaints applicable to 37 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 18 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints filed by two of the plaintiffs seek damages not to exceed $10.0 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. has also been served with complaints in 10 cases involving 22 plaintiffs who allege exposure to benzene and benzene containing products, including oils and solvents sold by Koppers Inc. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases.    In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company (the “BNSF”), Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages in excess of the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. In October 2006, the court ordered each of the 602 individual plaintiffs to sever his or her claims and file a separate lawsuit within 30 days. Those who sever their claims and pay the filing fees may seek to transfer their claims to any court with original jurisdiction. The court also ordered that all claims not severed within 30 days be dismissed without prejudice.

In September 2006 and October 2006, the Company was served with two other cases involving similar allegations relating to the Somerville, Texas plant. These cases were filed in state court in Burleson County, Texas. The BNSF has also been named as a defendant in both cases. The September 2006 case presently has 22 plaintiffs (three of whom have claims only against the BNSF) and the October 2006 case has two plaintiffs who seek to recover special, exemplary and actual damages.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

All of these cases are in the pleadings stage and the Company has not yet been required to respond to discovery. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada—All Cases.    Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see Grenada—State Court Cases below) and in federal court in Mississippi (see Grenada—Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Grenada—Federal Court Cases below), the Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others.”

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20% of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. The Company accrued its portion of the verdict in the first quarter of 2006. Koppers Inc. has appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit.

The briefing schedule for the appeal has not yet been set. The remaining 11 trials have been stayed pending the appeal by Koppers Inc. of the judgment entered in the first case.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. Discovery in this case has been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

Grenada—State Court Cases.    In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that all pending state court cases filed in counties other than Grenada County be transferred to Grenada County before they may be pursued. Plaintiffs’ counsel has transferred five such cases to Grenada County, but has not transferred the remaining cases. Until such cases are transferred, discovery in such cases is stayed.

With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with seven new plaintiffs) have filed their individual complaints in Grenada County and discovery in their cases is proceeding. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Legal Reserves Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Beginning balance	$0.7	$2.3	$3.1	$0.8
Expense	0.6	1.1	0.8	3.0
Cash expenditures	—	—	(2.6)	(0.4)
Currency translation	(0.1)	—	(0.1)	—

Ending balance	$1.2	$3.4	$1.2	$3.4

Expense for 2006 primarily consists of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites currently owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Liability Act of 1980, as amended, (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act, (“RCRA”)), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Other Environmental Matters

Domestic Environmental Matters.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The preliminary results of the site investigation are expected to be available in the fourth quarter of 2006 and will be subject to further analysis and assessment by the Company, Beazer East and the IEPA.

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

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities, of which four are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

For the above matters, the Company has reserved $1.4 million of which $0.8 was reserved in the third quarter of 2006 and $1.0 million was reserved in 2006. The Company believes this is a reasonable approximation of the probable settlements with the various environmental authorities or its portion of costs to conduct site investigation work.

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

Australasian Environmental Matters.    Soil and groundwater contamination has been detected at certain of the Company’s Australasian facilities. At the Company’s tar distillation facility in New Castle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. The Company and the owner of the property are performing investigation work on remediation methods and expect to share in the cost of such remediation. Other environmental matters include the disposal of waste materials identified at the Company’s wood protection chemicals operations in Trentham, Victoria, Australia and New Zealand and soil remediation and a site investigation of groundwater at the wood products facility in Hume, Australia. Total reserves at September 30, 2006 include $2.1 million for these Australasian sites, of which $0.6 million was reserved in the third quarter of 2006 and $1.0 million was reserved in 2006.

Environmental Reserves Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Beginning balance	$4.2	$3.5	$3.8	$4.7
Expense	1.6	0.2	2.4	1.0
Reversal of reserves	—	—	—	(0.3)
Cash expenditures including fines and penalties	(0.3)	—	(0.9)	(1.5)
Currency translation	0.2	—	0.4	(0.2)

Ending balance	$5.7	$3.7	$5.7	$3.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through the Company’s Carbon Materials & Chemicals business (62% of 2006 net sales), Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business (38% of 2006 net sales), Koppers is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

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

Coal Tar Supply

Due to a shortfall in anticipated coal tar raw materials in North America caused by a combination of factors including an extended strike as well as reduced coke production at two suppliers, Koppers has issued force majeure letters to its North American carbon materials customers. Management is taking steps to increase the sourcing of coal tar raw materials through its global procurement network as well as exploring alternate petroleum-based products that can be added to coal tar to extend production quantities. At this time it is too early to predict the impact of this raw materials shortfall on the Company’s profitability; however, management believes that this condition is temporary since it believes that the combination of resumed coke production, increased imports and alternative petroleum-based raw material products should enable the Company to declare the end of force majeure by December 31, 2006.

Seasonality; Effects of Weather.    The Company’s quarterly operating results fluctuate due to a variety of factors that are outside its control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of the Company’s products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results. Historically, the Company’s operating results have on average been significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. The Company expects this seasonality trend to continue in future periods.

Results of Operations

Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005.

Net Sales.    Net sales for the three months ended September 30, 2006 increased from $269.6 million to $314.4 million, or 17%, due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased from $162.0 million to $203.6 million, or 26%, as a result of $21.2 million of net sales from the Reilly acquisition, and, excluding the effect of the Reilly sales, pricing increases for carbon pitch, carbon black feedstock, carbon black, phthalic anhydride and naphthalene of $6.3 million, or 13%, $2.2 million, or 24%, $2.3 million, or 29%, $7.9 million, or 34%, and $3.9 million, or 55%, respectively. Additionally, sales increased $3.3 million due to higher freight costs in the U.S. and $2.8 million due to foreign exchange rates. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. These increases were partially offset by lower carbon pitch volumes of $8.1 million, or 18%, and lower phthalic anhydride volumes of $2.7 million, or 11%. Carbon pitch volumes in the U.S. were lower by $5.7 million, or 24%, due to product mix changes and reduced coal tar supplies due to an extended strike by a supplier as well as reduced coke production at two suppliers. Carbon pitch volumes in Europe were lower by $2.1 million, or 18%, due to reduced shipments from Denmark primarily due to timing. Phthalic anhydride volumes were lower due to lower production volumes and lower demand. Net sales for Railroad & Utility Products increased from $107.6 million to $110.8 million, or 3%, compared to the prior year due primarily to increases in prices for railroad crossties and treating services of $1.5 million, or 3%, and $3.1 million, or 20%, respectively, partially offset by lower volumes of crossties of $2.4 million, or 3%.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization was $48.0 million compared to $38.7 million in the prior year quarter. As a percent of net sales, gross profit after depreciation and amortization increased from 14.4% to 15.3% as both segments had higher margins. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $33.8 million from $25.4 million in the prior year quarter. Gross margin for Carbon Materials & Chemicals increased from 15.7% to 16.6% due primarily to higher margins for phthalic anhydride and carbon black feedstock due to higher prices as noted above, as well as higher capacity utilization in the U.S. due to the integration of the Reilly Industries, Inc. assets from the acquisition in April 2006. These increases were partially offset by $1.9 million of legal and environmental charges compared to $1.3 million of legal and environmental charges in the prior year quarter, including $0.7 million of NZCC charges (see Note 17 in the Notes to the Condensed Consolidated Financial Statements). Additionally, $0.4 million of profit was realized as a result of insurance reserve reversals based on the most recent actuarial valuation, compared to $1.1 million of reversals in the prior year quarter. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $14.3 million from $13.2 million in the prior year quarter. Gross margin for Railroad & Utility Products increased from 12.3% to 12.9% due primarily to the sale of the Alorton plant in the second quarter of 2006, as well as higher capacity utilization due to the closure of the Montgomery, Alabama and Superior, Wisconsin facilities. $1.0 million of profit was realized as a result of insurance reserve reversals based on the most recent actuarial valuation, compared to $1.7 million of profit realized in the prior year period. Gross margin for 2005 was negatively impacted by $0.5 million of closure costs for the Montgomery, Alabama facility.

Depreciation and Amortization.    Depreciation and amortization for the three months ended September 30, 2006 was slightly lower than the prior year quarter as lower depreciation as a result of the closure and impairment of the Montgomery, Alabama and Superior, Wisconsin facilities, respectively, as well as the sale of the Alorton, Illinois facility more than offset an increase in depreciation and amortization from the acquisition of certain assets of Reilly Industries, Inc. in April 2006.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased to 5.1% from 6.2% due to lower legal expenses of $1.5 million (primarily in Australasia) compared to the prior year quarter.

Interest expense.    Interest expense decreased as the completion of the Company’s initial public offering in February 2006 and the related use of the proceeds to redeem $101.7 million of the Senior Secured Notes more than offset increased interest expense from the loan related to the Reilly acquisition.

Income Taxes.    The Company’s effective income tax rate of 34.5% for the three months ended September 30, 2006 was lower than the rate of 40.2% in the prior year period due primarily to the effect of a benefit recorded in anticipation of non-conventional fuel tax credits in the current year period and a non-deductible penalty in New Zealand in the prior year period, which was partially offset by greater tax expense in China (caused by a partial phase-out of a tax holiday there) in the current year period and greater U.S. tax expense on a larger amount of repatriated earnings in the current year period.

Net Income.    Net income for 2006 compared to the same period last year increased due to higher prices for phthalic anhydride and carbon black feedstock as a result of higher oil prices; an increase in capacity utilization in the U.S. Carbon Materials & Chemicals business due to the integration of the Reilly Industries, Inc. production into the Company’s existing facilities; lower overhead due a reduction in legal expenses in Australasia; and a lower tax rate due primarily to a benefit recorded in anticipation of non-conventional fuel tax credits as noted above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

Net Sales.    Net sales for the nine months ended September 30, 2006 increased from $767.9 million to $876.9 million, or 14%, due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased from $463.4 million to $542.6 million due to $36.1 million of sales from the Reilly acquisition and, excluding the effect of the Reilly sales, pricing increases for carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride of $16.5 million, or 12%, $9.5 million, or 49%, $7.0 million, or 32%, and $11.1 million, or 18%, respectively. Additionally, sales increased due to volume and pricing increases for carbon black of $2.2 million, or 10%, and $5.2 million, or 22%, respectively. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. Additionally, sales from the Lambson acquisition which occurred in April 2005 were $13.2 million compared to $7.8 million for the prior year period, and freight costs for the U.S. business increased by $6.5 million over the prior year quarter, due primarily to the force majeure contract declaration as a result of coal tar and carbon pitch shortages. These increases were partially offset by lower volumes for carbon pitch and naphthalene of $11.3 million, or 11%, and $6.1 million, or 26%, respectively, and $3.0 million due to lower foreign exchange rates, primarily in Australia. Carbon pitch volumes were lower due to reductions in the U.S. and China, and naphthalene volumes were lower due primarily to lower tar distillation volumes. Net sales for Railroad & Utility Products increased from $304.5 million to $334.3 million due primarily to increases in volumes and prices for railroad crossties of $8.9 million, or 9%, and $4.8 million, or 4%, respectively, coupled with increases for treating services volumes and prices of $2.4 million, or 6%, and $3.1 million, or 8%. Volumes increased as a result of increased maintenance programs by the railroads and mild weather conditions in the first quarter of 2006, which allowed for the procurement of an unusually high volume of untreated crossties for that quarter. Prices increased primarily as a result of higher raw material costs. Additionally, prices for distribution poles increased $7.1 million, or 17%, partially offset by volume reductions of $4.2 million, or 10%, as a result of targeting higher margin business.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $121.5 million from $107.3 million in the prior year period. As a percent of net sales, gross profit after depreciation and amortization decreased to 13.9% from 14.0%. Gross margin decreased to 15.4% from 15.5% for Carbon Materials & Chemicals and decreased to 11.3% from 11.6% for Railroad & Utility Products. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $83.8 million from $71.8 million in the prior year period. Gross margin for Carbon Materials & Chemicals was positively impacted by higher margins for phthalic anhydride due to higher pricing as noted above, as well as higher capacity utilization in the U.S. due to the integration of the Reilly Industries, Inc. assets from the acquisition in April 2006. Gross margin for 2006 was negatively impacted by $2.4 million of environmental expense related to various locations compared to $1.0 million in the prior year period (see Note 17 in the Notes to the Condensed Consolidated Financial Statements). Gross margin for 2005 was negatively impacted by a $2.6 million charge for the NZCC penalty. Gross margin for 2005 was positively impacted by $1.1 million of insurance reserve reversals compared to $0.4 million of insurance reserve reversals in 2006. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $37.9 million from $35.3 million in the prior year period. Gross margin for Railroad & Utility Products decreased due primarily to a charge of $1.6 million related to the disposition of the Alorton facility, partially offset by an increase in volumes and prices for railroad crossties and treating services, and the increase in prices for distribution poles noted above. Additionally, margins for the nine months ended September 30, 2006 were negatively impacted by product mix due to an 18% increase in volumes for lower margin untreated crossties coupled with a 7% decrease in higher margin treated crossties as compared to the prior year. Also, $1.0 million of profit was realized as a result of insurance reserve reversals compared to $1.7 million of profit realized in the prior year period for insurance reserve reversals.

Depreciation and Amortization.    Depreciation and amortization for the nine months ended September 30, 2006 decreased slightly compared to the prior year as lower depreciation as a result of the closure and impairment of the Montgomery, Alabama and Superior, Wisconsin facilities, respectively, coupled with the sale of the Alorton facility, more than offset an increase in depreciation and amortization from the Reilly and Lambson acquisitions.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased to 5.9% from 6.4% as the termination of the Saratoga Partners III, LP advisory services contract for $3.0 million in 2006 was offset by lower legal expenses in Australia and generally flat overhead expenses compared to the prior year despite a significant increase in sales in 2006.

Interest expense.    Interest expense increased due primarily to a call premium of $10.1 million that the Company paid to redeem $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and write offs of $3.2 million of deferred financing costs in the first quarter of 2006 as a result of the completion of the Company’s initial public offering and the related use of the proceeds to redeem a portion of the Senior Secured Notes. The effect of these items was partially offset by lower interest expense on the Senior Secured Notes as a result of the redemption.

Income Taxes.    The income tax provision for the first nine months of 2006 reflects an estimated effective tax rate, exclusive of discrete items, of 34.5% as compared to an estimated effective tax rate, exclusive of discrete items, of 40.9% for the first nine months of 2005. The effective tax rate for the first nine months of 2006 differs from the U.S. federal statutory rate of 35.0% due to the recognition of non-conventional fuel tax credits (-10.9%) offset by taxes on foreign earnings (+8.0%) and other permanent items (+2.4%). With respect to the first nine months of 2005, the effective tax rate differs from the federal statutory rate due primarily to taxes on foreign earnings (+3.8%) and other permanent items (+2.1%). The first nine months of 2005 included a discrete tax item of $1.2 million related to a non-deductible penalty imposed by the New Zealand Commerce Commission (see Note 17 of the Notes to Condensed Consolidated Financial Statements).

Net Income.    Net income for 2006 compared to the same period last year increased as $17.4 million of costs related to the Company’s initial public offering, along with a pretax loss of $1.6 million on the sale of the Alorton facility, were more than offset by higher profits from increases in pricing for phthalic anhydride, higher capacity utilization in the U.S. due to the integration of the Reilly Industries, Inc., an increase in volumes and prices for railroad crossties and treating services, improved pricing for distribution poles, a benefit recorded in anticipation of non-conventional fuel tax credits as noted above, and the impact of the NZCC penalty and environmental costs in the prior year as noted above.

Carbon Materials & Chemicals Geographic Review

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales (in millions):
North America	$99.6	$78.0	$263.0	$221.5
Australasia including China	55.8	44.3	144.4	130.2
Europe	48.2	39.7	135.2	111.7

Total	$203.6	$162.0	$542.6	$463.4

Sales as percentage of total net sales:
North America	48.9%	48.2%	48.5%	47.8%
Australasia including China	27.4%	27.3%	26.6%	28.1%
Europe	23.7%	24.5%	24.9%	24.1%

Total	100.0%	100.0%	100.0%	100.0%

Operating margin:
North America	16.2%	10.8%	10.7%	9.4%
Australasia including China	8.7%	10.2%	9.9%	9.3%
Europe	4.8%	4.5%	5.7%	4.6%

Total	11.2%	9.1%	9.2%	8.2%

Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005.

Net Sales.    North American sales increased by 28% due primarily to $21.2 million in sales from the Reilly acquisition. In addition, price increases (driven in part by higher raw material costs) of $10.0 million for carbon pitch and phthalic anhydride were partially offset by volume reductions for carbon pitch and phthalic anhydride of $8.3 million. Carbon pitch volumes were lower due to product mix changes and reduced coal tar supplies due to an extended strike by a supplier as well as reduced coke production at two suppliers. Australasian sales increased by 26% due primarily to $7.2 million for price increases for carbon pitch, naphthalene, carbon black feedstock and carbon black. The price increases for carbon pitch and carbon black were due primarily to higher raw material costs, and the higher volumes for carbon black were due to higher export sales. European sales increased by 21% due primarily to price increases of $6.8 million for carbon pitch, carbon black feedstock, benzole and naphthalene, partially offset by a $2.1 million reduction in carbon pitch volumes.

Operating Margin.    North American operating margin increased due primarily to higher prices for phthalic anhydride and higher capacity utilization in the U.S. due to the integration of the Reilly Industries, Inc. assets from the acquisition in April 2006, which more than offset $0.8 million of environmental charges as well as the net decrease in profit from insurance reserve reversals of $0.7 compared to 2005. Operating margin for Australasia decreased due to higher raw material costs, $0.7 million of charges related to the NZCC anti-trust penalty, and $0.6 million of environmental expenses incurred in the third quarter of 2006. Operating margin for Europe was higher than the prior year due primarily to higher prices for carbon black feedstock and naphthalene.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

Net Sales.    North American sales increased by 19% due primarily to $36.1 million in sales from the Reilly acquisition. In addition, price increases (driven in part by higher raw material costs) of $15.5 million for carbon pitch and phthalic anhydride, and higher freight costs of $6.5 million were partially offset by $9.7 million of volume decreases for carbon pitch and naphthalene. Australasian sales increased by 11% due primarily to $10.7 million of price increases for carbon pitch, carbon black feedstock and naphthalene, as well as volume and pricing increases for carbon black of $2.2 million and $5.2 million, respectively, which were partially offset by volume decreases of $4.6 million for carbon pitch and naphthalene. The volume decreases were primarily the result of the plant fire in China in the first quarter which resulted in the suspension of operations for approximately three weeks, while the price increases for carbon pitch and naphthalene were due primarily to higher raw material costs. European sales increased by 21% due primarily to an incremental $5.5 million of sales from the April 2005 Lambson acquisition, along with price increases of $17.6 million for carbon pitch, carbon black feedstock and naphthalene. These increases were partially offset by volume decreases of $3.0 million for naphthalene and carbon black feedstock.

Operating Margin.    North American operating margin increased due primarily to higher phthalic anhydride prices, higher capacity utilization in the U.S. due to the integration of the Reilly Industries, Inc. assets from the acquisition in April 2006, which were partially offset by $1.5 million of allocated costs for the buyout of the Saratoga advisory services contract, $0.7 million of additional insurance expense related to reserve reversals, and $0.9 million of environmental charges in 2006. Operating margin for Australasia increased as lower legal costs and higher prices for carbon black more than offset higher raw material costs and the impact of the plant fire in China. Additionally, 2005 margins were negatively impacted by $2.6 million of charges related to the NZCC penalty. Operating margin for Europe was higher than the prior year due primarily to higher prices for carbon black feedstock and higher carbon pitch prices in Denmark.

Liquidity and Capital Resources

Initial Public Offering

The Company completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Prior to the initial public offering, 2,288,481 shares of preferred stock were converted into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold in connection with the initial public offering and the related over-allotment option. The Company received approximately $111.2 million of net proceeds (after $10.6 million of expenses) from the issuance and sale of 8,700,000 of its common shares, which proceeds were used to redeem $101.7 million principal amount of the Koppers Inc. Senior Secured Notes on March 9, 2006, and pay a related a call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

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

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at September 30, 2006 was 1.45 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at September 30, 2006 was 2.58 to 1.0.

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

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2006, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $118.8 million. As of September 30, 2006, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $112.9 million.

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

As of September 30, 2006 the Company had $28.9 million of cash and cash equivalents and $49.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2006, $19.7 million of commitments were utilized by outstanding standby letters of credit. In addition, as of September 30, 2006, Koppers Inc. had outstanding term loans of $55.0 million under the credit facility.

On July 27, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, paid on October 2, 2006 to shareholders of record as of September 1, 2006.

On November 2, 2006 the Company’s board of directors declared a quarterly dividend of $0.17 per common share, payable on January 2, 2007 to shareholders of record as of November 30, 2006.

Net cash provided by operating activities for the nine months ended September 30, 2006 decreased compared to the prior year quarter due primarily to the payment of a call premium of $10.1 million for the redemption of $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, $3.0 million for the buyout of the Saratoga advisory services agreement, and $2.6 million for the NZCC settlement. Additionally, the increase in working capital in the first nine months of 2006 was $19.4 million higher than in the comparable period in 2005 due primarily to higher receivables and inventory, impacted by the Reilly acquisition as well as higher sales and higher raw material costs.

Net cash used in investing activities for the nine months ended September 30, 2006 increased primarily as a result of the Reilly acquisition, capital expenditures related to the Lambson acquisition in the United Kingdom, and the carbon black facility expansion in Australia.

Planned expansion at the Company’s carbon black facility in Australia is expected to result in capital expenditures of $8 to $10 million in 2006. Additionally, capital expenditures may be incurred in the future due to growth opportunities in existing markets in China. Capital expenditures in 2006 are expected to total approximately $34 million, including the carbon black facility expansion but excluding acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2006 was related to proceeds from the issuance of stock in the Company’s initial public offering of $121.8 million, used for the redemption of $101.7 million of the Senior Secured Notes due 2013, the payment of a related call premium of $10.1 million, and the payment of $9.6 million of stock issuance expenses related to the offering. Also, a $40 million term loan was used to purchase certain assets from the Reilly carbon materials business. Additionally, borrowings of $10.0 million from the increase in Koppers Inc.’s term loan under its senior secured credit facility in February 2006 and $3.7 million of revolver borrowings were used to provide for $13.8 million of dividends, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services contract. Net cash used in financing activities in 2005 was related to the payment of a $35 million dividend, and for debt repayments on the revolving credit facility and term loan, offset by new borrowing in the United Kingdom for the acquisition of Lambson.

Legal Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Other Matters

Pipeline Failure at Monessen Plant

On October 20, 2006 the Company’s coke plant in Monessen, Pennsylvania experienced a pipeline failure which interrupted operations. Repairs were completed and the plant became fully operational on October 30, 2006. The impact on fourth quarter pre-tax earnings is expected to be approximately $600,000-$800,000.

Salaried Employees Defined Benefit Pension Plans

On November 2, 2006, the Company’s board of directors approved a freeze of the Company’s qualified and corresponding non-qualified defined benefit plans for salaried employees. Effective December 31, 2006, salaried employees will no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit plans for benefit purposes. In lieu of the reduction in benefits under the qualified defined benefit plan, the Company will provide, based on age and years of service, a uniform employer contribution of at least 3 percent and up to a maximum of 9 percent of salary to the salaried employee’s defined contribution plan. The Company will also continue to match contributions by salaried employees at an amount equal to 50 percent of the first 6 percent of compensation contributed by the employee.

The estimated net impact of these retirement plan changes is not expected to have a material impact on future benefit plan expense or future benefit plan funding. Pending final actuarial calculations on the impact of the plan freezes and other considerations regarding the structure of potential successor pension plans, the estimated curtailment loss to be recognized in the fourth quarter of 2006 could be as high as $1.7 million.

Plant Closures/Dispositions

On April 19, 2006 the Company announced the cessation of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.2 million of severance charges in 2006 related to the termination of approximately 20 employees. The Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

On June 22, 2006, the Company sold its specialty trackwork business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. This business was a component of the Railroad & Utility Products segment. The Company recorded a loss on disposal, before tax, of $1.6 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the nine months ended September 30, 2006 and 2005 were $3.2 million and $5.8 million, respectively.

Operating profit for the nine months ended September 30, 2006 and 2005 was ($0.5) million and ($0.2) million, respectively. Sales and operating profit for the three months ended September 30, 2005 were $2.0 million and $0.1 million, respectively.

Acquisitions

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business for an aggregate purchase price of $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group, cash and a current payable to Reilly for working capital adjustments. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, railcar leases and a non-compete agreement. The Company is integrating the additional tar distillation production at its existing facilities in the U.S. Results of operations for the three and nine months ended September 30, 2006 include the Reilly assets from the date of acquisition. Net sales related to the Reilly acquisition for the three and nine months ended September 30, 2006 amounted to $21.2 million and $36.1 million, respectively.

Interest Rate Swap

In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the three and nine months ended September 30, 2006 was to increase interest expense by approximately $0.1 million and $0.2 million, respectively. The fair value of the swap agreement at September 30, 2006 was a liability of approximately $2.5 million.

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

Environmental and Other Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	On August 16, 2004, the Company granted 537,287 restricted stock units to key employees under the Company's 2004 Restricted Stock Unit Plan. These units vest ratably through November 2008. On August 31, 2006, in connection with the vesting of a portion of these restricted stock units, the Company issued to these key employees an aggregate of 107,457 shares of common stock, net of 26,806 shares of common stock withheld for taxes in accordance with the terms of the 2004 Restricted Stock Unit Plan. These transactions were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

b)	The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2006:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	26,806	$16.95	26,806	—	(1)
September 1 - September 30	—	—	—	—

(1)	Under the terms of the Company's 2004 Restricted Stock Unit Plan, restricted stock units granted in 2004 vest ratably each year through 2008. Upon the vesting of a portion of these restricted stock units, each employee who holds these restricted stock units has the right to cause the Company to withhold shares of the Company's common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company's common stock to such employee.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Holdings Inc.
(Registrant)

Date: November 6, 2006	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)