Form 10-K
period 2006-12-31
Koppers Holdings Inc.
filed 2007-02-22
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-32737

KOPPERS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State of incorporation)	(IRS Employer Identification No.)

436 Seventh Avenue Pittsburgh, Pennsylvania 15219	(412) 227-2001
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2006 was $267.7 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc. and certain significant shareholders).

As of January 31, 2007, 20,729,823 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Koppers’ communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt of equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

•	general economic and business conditions;

•	demand for the Company’s goods and services;

•	competitive conditions in the industries in which Koppers operates;

•	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations of our debt covenants;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including foreign currency rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials, including coal tar and timber;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;

•	potential impairment of our goodwill and/or long-lived assets;

•	parties who are obligated to indemnify us for legal and environmental liabilities fail to perform under their legal obligations; and

•	unfavorable resolution of litigation against us.

PART I

ITEM 1.	BUSINESS

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

We are a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, including 33 manufacturing facilities located in North America, Australasia, China, Europe and South Africa. For the twelve months ended December 31, 2006, we generated net sales of $1,159.5 million and net income of $15.2 million.

We operate two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (63% of 2006 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (37% of 2006 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include utility poles for the electric and telephone utility industries.

Our operations are, to a substantial extent, vertically integrated and employ a variety of processes, as illustrated in the following flow diagram:

We were formed in November 2004 by Saratoga Partners III, L.P. and its affiliates and certain of our employees and members of our board of directors as a holding company for Koppers Inc. in a transaction in which all of the capital stock of Koppers Inc. was converted into shares of common and preferred stock of Koppers Holdings and Koppers Inc. became a wholly owned subsidiary of Koppers Holdings. Koppers Holdings does not have any operations independent of Koppers Inc., except as to administrative matters and except that Koppers Holdings is the sole obligor on its 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). Koppers Inc. was formed in 1988 to facilitate the acquisition of certain assets of the company now known as Beazer East, Inc. Our principal shareholders are Saratoga Partners III, L.P. and its affiliates (“Saratoga”), a New York based investment firm managed by Saratoga Management Company LLC. On February 6, 2006 we completed an initial public offering in which we issued and sold 8,700,000 shares and Saratoga sold 2,800,000 of its existing shares (after converting their preferred shares into common shares on a 3.9799 for one basis) at an initial selling price to shareholders of $14.00 per share. We used the majority of the proceeds to redeem $101.7 million of the Koppers Inc. Senior Secured Notes due 2013 (the “Senior Secured Notes”). In December 2006 Saratoga sold an additional 2,012,500 of its shares in Koppers in a block trade, thereby reducing its ownership share in Koppers to approximately 19%.

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

We believe that demand for aluminum and railroad track maintenance substantially drive growth in our two principal businesses. Through our leading market positions and global presence, we believe we are uniquely well-positioned to capitalize on favorable trends within our end-markets. According to the King Report, worldwide aluminum production increased 6.1% to 33.9 million metric tons in 2006 and was expected to grow by 6.5% in 2007 and 3.4% in 2008. Carbon pitch requirements for the aluminum industry were 3.2 million metric tons in 2006 and are expected to grow as a function of growth in aluminum production.

The railroad crosstie business is benefiting and will likely continue to benefit from positive general economic conditions in the railroad industry and from expected increases in spending on both new track and existing track maintenance. The Railway Tie Association (“RTA”) estimates that approximately 16.0 million wood crossties for Class 1 railroads were purchased in the United States and Canada in 2006 and approximately 16.3 million wood crossties are projected to be purchased in 2007.

Carbon Materials & Chemicals

Our Carbon Materials & Chemicals business manufactures six principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote, used in the treatment of wood or as a feedstock in the production of carbon black; (d) carbon black, used in the manufacture of rubber tires; (e) naphthalene, used primarily as a surfactant in the production of concrete; and (f) furnace coke, used in steel and iron production. Carbon pitch, phthalic anhydride, creosote and naphthalene are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals business’ profitability is impacted by the cost of purchasing coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote, and naphthalene. We have three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to our customers with a consistent supply of high-quality products. For 2006, 2005 and 2004, respectively, principal products comprised the following percentages of net sales for Carbon Materials & Chemicals (excluding intercompany sales): (i) carbon pitch, 37%, 33% and 36%; (ii) phthalic anhydride, 13%, 14% and 14%; (iii) creosote (including carbon black feedstock), 9%, 7% and 7%; (iv) carbon black, 5%, 5% and 5%; (v) naphthalene, 5%, 5% and 5%; and (vi) furnace coke, 8%, 10% and 9%.

We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. Our eight coal tar distillation facilities- four of which have port access- and five carbon pitch terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of U.S. coke capacity, we have secured coal tar supply through long-term contracts. We also entered into a joint venture agreement in December 2006 to construct a second coal tar distillation facility in China in order to access the carbon pitch that will be generated by the joint venture (See “Business-Acquisitions/Joint Ventures”).

Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%).

Our Carbon Materials & Chemicals business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our global marketing officer in the United States. We maintain inventories at our plant locations and do not factor our inventories or receivables to third parties.

Carbon Pitch

On a global basis, we produce carbon pitch through the tar distillation process. Sales terms are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders which are coordinated through our global marketing group at corporate headquarters.

Over 75% of our carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to five years, many with provisions for periodic pricing reviews. Demand for carbon pitch generally fluctuates with production of primary aluminum. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes used in the aluminum production process.

We believe we are the largest producer of carbon pitch for the aluminum industry. Competitive factors in the carbon pitch market include price, quality, service, and security of supply. We believe we have a competitive advantage based on our global presence and long-term raw material supply contracts.

Chemical Oils

Chemical oils are further processed to produce naphthalene. In Australia, China and Europe, naphthalene is sold into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs.

In the United States, we use naphthalene as a feedstock in the manufacture of phthalic anhydride. We manufacture phthalic anhydride using both naphthalene and externally-sourced orthoxylene, which is a petroleum derivative. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. Sales terms for phthalic anhydride are negotiated by a centralized sales department in the United States and are generally evidenced by long-term sales contracts and purchase orders.

On a global basis, naphthalene and orthoxylene are both used as feedstock for the production of phthalic anhydride. However, we are the only North American phthalic anhydride producer capable of utilizing both orthoxylene and naphthalene for this production. Our ability to utilize naphthalene as a by-product of coal tar distillation gives us a stable supply of feedstock. We believe that our ability to utilize our internally produced naphthalene gives us a lower-cost feedstock for the production of phthalic anhydride because historically our cost to produce naphthalene has been lower than our cost to purchase orthoxylene. We have two primary competitors in the North American phthalic anhydride merchant market.

Creosote

We produce creosote as a co-product of the tar distillation process. Sales terms for external creosote sales are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders.

In the United States, creosote is used as a commercial wood treatment to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad & Utility Products business. In Australia, China and Europe, creosote is sold into the carbon black market for use as a feedstock in the production of carbon black. In Australia, the majority of creosote generated at our tar distillation facility is sold to our carbon black facility. In Europe and China creosote is sold to wood treaters as well as various carbon black producers.

Globally, approximately 47% of our total creosote production was sold internally in 2006. Our wood treating plants in the United States and our carbon black facility in Australia purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in these markets that is integrated in this fashion. The remainder of our creosote is sold to railroads, other wood treaters and carbon black manufacturers. We have several competitors in the creosote market.

Other Products

Carbon Black. We manufacture carbon black at our plant in Australia using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. During 2006 we initiated a capital project to expand our capacity at our carbon black facility by approximately 40%; the additional capacity is expected to come online in the first quarter of 2007. Coal tar based carbon black is used in the manufacture of rubber tires as well as other specialty applications.

Furnace Coke. We produce furnace coke at one plant in the United States using coal as the primary raw material. Sales terms are negotiated by a centralized sales department in the United States, and all coke is currently sold to one customer under a three-year sales contract which expires December 31, 2009. The contract also has certain renewal provisions beyond the three year term.

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

Tax Relief and Health Care Act of 2006. In December 2006, the Tax Relief and Health Care Act of 2006 was signed into law. While the legislation extends (and in some cases expands) several business-favorable provisions that had expired at the end of 2005, it includes a particular provision that affects our ability to claim non-conventional fuel tax credits. Prior to this new legislation, our ability to claim non-conventional fuel tax credits as a result of the production and sale of coke at our Monessen facility was limited by a phase-out provision that reduced or eliminated the non-conventional fuel tax credit if the reference price of oil was within (or exceeded) a phase-out range. The application of the phase-out provision, however, was revised to no longer apply to facilities producing coke or coke gas otherwise eligible for the credit by the Tax Relief and Health Care Act of 2006. This revision applied to coke or coke gas produced and sold after December 31, 2005, allowing us to earn tax credits for the entire 2006 year without having the credits be subject to the phase-out.

Timber Preservation Chemicals. We are also a 51% owner of a timber preservation chemicals business that operates throughout Australia, New Zealand, Southeast Asia and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building and construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are copper chrome arsenates, light organic solvent preservatives, copper co-biocides, sapstain control products and creosote.

Roofing Pitch and Refined Tars. Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively. Koppers Inc. sells roofing warranties to certain customers for its built-up roofing systems which are installed by third party contractors, approved by Koppers Inc., who use its roofing products.

Benzole. Benzole is produced in the United Kingdom and at our Monessen facility and is used in the production of benzene, toluene and xylene.

We have several global competitors in the carbon pitch market, primarily in Europe and Asia.

Coal tar is purchased from a number of outside sources as well as from our Monessen facility. Primary suppliers are United States Steel Corporation, Mittal Steel USA, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group PLC and Mountain States Carbon.

Management believes that our ability to source coal tar and carbon pitch from overseas markets through our foreign operations, as well as our research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks. However, we may experience shortages of coal tar due to unforeseen circumstances. For example, we declared force majeure in July 2006 with respect to certain North American customer contracts as a result of an extended strike and reduced coke production at certain suppliers, which resulted in a shortage of raw materials needed to fulfill customer commitments. We subsequently declared an end to the force majeure declaration in December 2006.

Seasonality

Demand for certain products such as roofing pitch and refined tars may decline during winter months due to weather conditions. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Acquisitions/Joint Ventures

Reilly Acquisition. On April 28, 2006 we acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases and a non-compete agreement. We have integrated the additional tar distillation production at our existing facilities in the U.S. Net sales from the date of acquisition to December 31, 2006 totaled $55.8 million.

Lambson Acquisition. In the second quarter of 2005, our subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson”). Net sales for the years ended December 31, 2006 and 2005 amounted to $18.0 million and $11.2 million, respectively.

China Joint Venture. In December 2006, we entered into a joint venture agreement with two Chinese companies to construct a tar distillation facility in the Hebei Province near the Jingtang Port. The plant will be capable of distilling approximately 300,000 metric tons of tar into various products including carbon pitch, carbon black feedstock oils, and naphthalene. We will own a 30% interest in the facility and will partner with Kailuan Clean Coal Company, Ltd and Tangshan Iron & Steel Group Company, Limited. Tangshan Iron & Steel is our joint venture partner for our existing Chinese tar distillation facility, Koppers (China) Carbon & Chemical Co., Ltd. The plant will be located near Kailuan’s coke batteries, which will provide coal tar to the plant for use as a raw material. The plant will also be located near our other joint venture in Tangshan, which includes a port facility to provide export capabilities. We will be responsible for export sales of carbon pitch, naphthalene and carbon black feedstock oils from the facility. We expect to use carbon pitch produced at this facility to help us meet expanding global aluminum industry demands. Carbon black feedstock oils and naphthalene are expected to be sold primarily into the local Chinese carbon black and superplasticizer markets, respectively. Other related coal tar products will be sold locally as well. The startup of the new plant is planned for 2008.

Railroad & Utility Products

We market commercial wood treatment products primarily to the railroad and public utility markets in the United States and Australasia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. For the year ended December 31, 2006, sales of railroad products and services represented approximately 81% of the Railroad & Utility Products business’ net sales. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products business operates 16 wood treating plants, one co-generation facility and pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants typically abut railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

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

The Railroad & Utility Products business’ largest customer base is the Class 1 railroad market, which buys approximately 84% of all crossties produced in the United States and Canada. We have also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 21 million replacement crossties purchased during 2006, representing an estimated $700 million in sales. We currently have contracts with six of the seven North American Class 1 railroads and have enjoyed long-standing relationships with this important customer base. These relationships have been further strengthened recently due to our ability to absorb additional treating volumes into our existing infrastructure, with such additional volumes resulting from the exit of a major competitor from the wood treating business. We intend to focus on integrating this additional treating volume while capitalizing on our relationships with railroads by offering an expanded list of complementary product offerings that the railroads may be interested in outsourcing.

We believe we are the largest supplier of railroad crossties in North America. Competitive factors in the railroad crosstie market include price, quality, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers.

Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the country. During recessions, the railroads have typically deferred track maintenance until economic conditions improve. Recently, the Class 1 railroads have increased their spending on track maintenance, which has caused an increase in demand for railroad crossties. Management believes this increase in demand will continue for the near term.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 65% of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

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

Our sales to the railroad industry are coordinated through our office in Pittsburgh, Pennsylvania, and are primarily from long-term contracts from one to seven years on a requirements basis. There are several principal regional competitors in this North American market.

We believe that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, we acquired a 50% partnership interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2006, an estimated 1.4 million concrete crossties, or 8% of total tie insertions, were installed by Class 1 railroads. We believe that concrete crossties will continue to command approximately this level of market share. While the cost of material and installation of a concrete crosstie is much higher than that of a wood crosstie, the average lives of wood and concrete crossties are similar.

Seasonality

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

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

In the United States the market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically, with over 200 investor-owned electric and telephone utilities and 2,900 smaller municipal utilities and rural electric associations. Approximately 2.25 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years we have seen our utility pole volumes decrease due to industry deregulation, its impact on maintenance programs, and overcapacity in the pole treating business. We expect demand for utility poles to remain at low levels. In Australia, in addition to utility poles, we market smaller poles to the agricultural, landscape and vineyard markets.

During 2006, sales of pole products accounted for approximately 19% of Railroad & Utility Products’ net sales. We have nine principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium-size plants and serving local markets.

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

Research and Development

As of December 31, 2006, we had 12 full-time employees engaged in research and development and technical service activities. Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. We believe the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2006, 2005 and 2004 were $2.5 million, $2.8 million and $2.2 million, respectively.

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

Backlog

Generally, Koppers does not manufacture its products against a backlog of orders. Inventory and production levels are typically driven by expectations of future demand based on contractual obligations.

Segment Information

Reference is made to Note 9, “Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including political and economic conditions in international markets and fluctuations in foreign exchange rates. While a significant majority of our sales and income is generated by operations in the United States, Canada, the United Kingdom, Scandinavia and Australia, our remaining sales and income are generated from operations in developing regions, such as Asia.

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent. We have incurred and could incur in the future significant costs as the result of our failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations.

We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2006 and 2005 were approximately $5.6 million and $3.8 million, respectively, which include provisions primarily for environmental fines and soil remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $3.3 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $10.5 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $11 million for 2007. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations. See Note 19 of the Notes to Consolidated Financial Statements, “Environmental and Other Litigation Matters.”

Employees and Employee Relations

As of December 31, 2006, we employed 675 salaried employees and 1,308 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	366	630	996
Railroad & Utility Products	229	678	907
Administration	80	—	80

Total Employees	675	1,308	1,983

Of our employees, approximately 67% are represented by 21 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America currently represents more than 500 of our employees at ten of our facilities and, therefore, represents the largest number of our unionized employees. Labor contracts that expire in 2007 cover approximately 12% of our total labor force.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Form 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations-SEC Filings.

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

For the year ended December 31, 2006, our top ten customers accounted for approximately 44% of our net sales. During this period, our two largest customers each accounted for approximately 10% and 8%, respectively, of our total net sales. Additionally, an integrated steel company representing approximately 6% of total net sales is the only customer for our furnace coke, with a contract to take 100% of our coke production through 2009. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability.

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability.

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on utilizing specialized ocean-going transport vessels, several of which we own or lease, to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include:

•

The primary raw material used by our Carbon Materials & Chemicals business is coal tar, a by-product of coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses if we are unable to pass these costs on to our customers.

•

We experienced a shortage of coal tar that caused us to issue force majuere letters to our North American carbon materials customers in July 2006. Although we declared an end of force majuere by December 31, 2006, the events which caused the shortage were beyond our control. We may experience similar shortages of coal tar in the future.

•

In certain circumstances coal tar may also be used as an alternative to fuel. Recent increases in energy prices have resulted in higher coal tar costs which we attempt to pass through to our customers. If these costs cannot be passed through, it could result in margin reductions for our coal tar-based products.

•

The availability and cost of softwood and hardwood lumber are critical elements in our production of pole products and railroad crossties, respectively. The supply of trees of acceptable size for the production of utility poles has decreased in recent years in relation to the demand, and we have been required to pay a higher price for these materials. Historically, the supply and cost of hardwood for railroad crossties have also been subject to availability and price pressures. We may not be able to source wood raw materials at economical prices in the future.

•

Metallurgical coal is the primary raw material used in the production of coke. An increase in the price of metallurgical coal, or a prolonged interruption in its supply, could increase our operating expenses.

•

Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship to our cost to produce naphthalene; however, during periods of excess supplies of phthalic anhydride, margins may be reduced despite high levels for orthoxylene prices.

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

Our products are used for a variety of applications by our customers. Changes in our customers’ products or processes may enable our customers to reduce consumption of the products we produce or make our products unnecessary. Customers may also find alternative materials or processes that no longer require our products. For example, in 2000 our largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. The potential development and implementation of this new technology could seriously impair our ability to profitably market carbon pitch and related co-products. A substantial portion of our carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to five years. If a new technology were developed that replaced the need for carbon pitch in the production of carbon anodes, it is possible that these contracts would not be renewed in the future.

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2006 and December 31, 2005 were approximately $5.6 million and $3.8 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $3.3 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $10.5 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $11.0 million for 2007. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties.

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional cleanup obligations with respect to our sites or third party sites, may result in significant additional costs, and potentially significant expenditures could be required in order to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. We also are involved in various litigation and proceedings relating to environmental matters and toxic tort claims which are described in detail in Note 19 of the consolidated financial statements.

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of Koppers Inc. in 1988, subject to certain limitations, Beazer East assumed the liability for and indemnified us against (among other things) certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and third-party claims arising from such contamination (the “Indemnity”). Beazer East and Beazer Limited may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. In addition, the government and other third parties also have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first three payments of $2.0 million each were made in July 2004, July 2005 and July 2006. Qualified expenditures under the Indemnity are not subject to a monetary limit.

The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East are currently in discussions that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

We have operations in the United States, Australasia, China, Europe and South Africa, and sell our products in many foreign countries. For the year ended December 31, 2006, net sales from our products sold by Koppers Europe ApS and Koppers Australia Pty Ltd. (“Koppers Australia”) accounted for approximately 35% of our total net sales. Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations.

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

In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“KAI”), Koppers Australia and a number of other corporate and individual defendants. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Limited, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (our indirect subsidiary) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

In February 2006, the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”) which was subsequently approved by the New Zealand High Court on April 6, 2006. The Cooperation Agreement provided, among other things, that KANZ, KAI and Koppers Australia cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provided that the NZCC discontinue all proceedings against Koppers Australia and that the NZCC assess penalties against KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Commerce Act”). Total accruals in 2006 and 2005 for the penalties, costs and proposed settlements of other certain contingent liabilities totaled $3.0 million of which $2.6 million was paid in the second quarter of 2006. As ordered by the High Court, the NZCC has discontinued all proceedings against Koppers Australia.

In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including KANZ, KAI, Koppers Australia and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the Commerce Act. Timtech is seeking damages against all defendants in the amount of $3.3 million plus exemplary damages and pre-judgment interest in an unspecified amount. We have not provided a reserve for this lawsuit because, at this time, we cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated. Although the case will be vigorously defended, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations. It is possible that other civil claims could be filed against us. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. No civil claims related to competitive practices in Australia have been filed against us.

Litigation against us could be costly and time consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse affect on us.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face product liability, toxic tort and other claims relating to incidents involving the handling, storage and use of and exposure to our products.

For example, we are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals, including certain cases in state and federal court relating to our Grenada, Mississippi facility. In April 2006, in the first Grenada case to be tried, a jury returned a verdict against us of 20% of $845,000, which was subsequently reduced to 20% of $785,000, for compensatory damages and no liability for punitive damages. We have appealed the judgment but the appellate court has not yet ruled on our appeal. Although we intend to vigorously defend the remaining Grenada and other similar claims against us, an unfavorable verdict or other resolution of these or any future claims against us could have a material affect on our business, financial condition, cash flows and results of operations. A further description of the material claims against us are included in Note 19 of the consolidated financial statements.

We are indemnified for certain product liability exposures under the Indemnity with Beazer East related to products sold prior to the Acquisition. Beazer East and Beazer Limited, pursuant to the Guarantee, may not continue to meet their obligations. In addition, Beazer East could choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder.

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheets with respect to such matters, which could result in us having significant additional negative net worth.

In addition to the above, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. Litigation could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

Labor disputes could disrupt our operations and divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

Of our employees, approximately 67% are represented by 21 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America currently represents approximately 500 of our employees at ten of our facilities and, therefore, represents the largest number of our unionized employees. Labor contracts that expire in 2007 cover approximately 12% of our total workforce. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our pension obligations are currently underfunded. We expect to make significant cash payments to our pension plans, which will reduce the cash available for our business.

As of December 31, 2006, our projected benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $34.5 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to be lower than anticipated. During the year ended December 31, 2006 and the year ended December 31, 2005, we contributed $13.3 million and $11.3 million, respectively, to our pension plans. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

We have a substantial amount of indebtedness, which could harm our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and pay dividends.

As of December 31, 2006, we and our subsidiaries had approximately $475.9 million of indebtedness (excluding trade payables and intercompany indebtedness), consisting primarily of our Senior Discount Notes, Koppers Inc.’s Senior Secured Notes and $96.5 million of indebtedness under our senior secured credit facility.

The degree to which we are leveraged could have important consequences, including:

•

our ability to satisfy our obligations under our debt could be affected and any failure to comply with the requirements, including financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing such indebtedness;

•

a substantial portion of our cash flow from operations will be required to make interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general; and

•	our ability to pay dividends to our shareholders may be impaired.

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

As of December 31, 2006, we had negative net worth of approximately $92.4 million, resulting primarily from the use of borrowings to fund dividends. Our negative net worth may make it difficult for us to obtain credit from suppliers, vendors and other parties. In addition, some of our suppliers and vendors may require us to prepay for services or products or may impose less advantageous terms on timing of payment. Our ability to enter into hedging transactions may also be limited by our negative net worth. As a result, we may require additional working capital, which may negatively affect our cash flow and liquidity.

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

Our success is dependent on the management, experience and leadership skills of our senior management team. Our senior management team has an average of 25 years of industry experience. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed.

RISKS RELATING TO OUR COMMON STOCK

Our stock price may be extremely volatile.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of common stock by us, members of our management team or a significant shareholder; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the aluminum or railroad industry generally.

Prior to the initial public offering which closed on February 6, 2006, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will continue to support an active trading market on the New York Stock Exchange (the “NYSE”) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

Future sales, or the perception of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.

As of January 31, 2007, there were 20,729,823 shares of our common stock outstanding. Future sales, or the perception or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In addition, we may issue shares of our common stock or other securities in public or private offerings as part of our efforts to raise additional capital. In the event any such acquisition, investment or offering is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership in us.

You may not receive dividends because our board of directors could, in its discretion, depart from or change our dividend policy at any time, because of restrictions in our debt agreements, because of our negative net worth or because of restrictions imposed by Pennsylvania law.

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke the dividend policy or discontinue entirely the payment of dividends. Our board of directors could depart from or change our dividend policy, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return or if we failed to be profitable. In addition, if we do not pay dividends, for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline. The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s senior secured credit facility. Our ability to pay dividends is limited by the indentures governing our and Koppers Inc.’s outstanding notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

Our largest shareholder may be able to influence our ongoing operations, corporate transactions and other matters and its interests may conflict with or differ from your interests as a shareholder.

Saratoga Partners III, L.P. and Saratoga Partners III C.V. owns approximately 18.8% of our common stock. As a result, Saratoga Partners III, L.P. and Saratoga Partners III C.V. may be able to influence the outcome on virtually all matters submitted to a vote of our shareholders, including the election of directors. So long as Saratoga Partners III, L.P. and Saratoga Partners III C.V. continue to own a significant portion of the outstanding shares of our common stock, they may be able to influence the election of our directors, subject to compliance with applicable NYSE requirements, our decisions, policies, management and affairs and corporate actions requiring shareholder approval, including the approval of transactions involving a change in control. The interests of Saratoga Partners III, L.P. and Saratoga Partners III C.V. may not coincide with the interests of our other shareholders. In particular, Saratoga Partners III, L.P. and Saratoga Partners III C.V. are in the business of making investments in companies and they may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Saratoga Partners III, L.P. and Saratoga Partners III C.V. may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are organized, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Articles of Incorporation and Bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Amended and Restated Articles of Incorporation, or our Articles of Incorporation, authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. Additional provisions that could make it more difficult for shareholders to effect certain corporate actions include:

•	Our board of directors will be classified into three classes beginning in 2007. Each director will serve a three-year term and will stand for re-election once every three years.

•

Our shareholders will be able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.

•

Under Pennsylvania law, cumulative voting rights are available to the holders of our common stock if our Articles of Incorporation have not negated cumulative voting. Our Articles of Incorporation provide that our shareholders do not have the right to cumulative votes in the election of directors.

•

Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. It also provides that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.

•

Our Bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.

These provisions may discourage acquisition proposals and may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting stock or may delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal fixed assets consist of our production, treatment, and storage facilities and our transportation and plant vehicles. Our production facilities consist of 17 Carbon Materials & Chemicals facilities and 16 Railroad & Utility Products facilities. As of December 31, 2006, the net book value of vehicles, machinery and equipment represented approximately 21% of our total assets, as reflected in our consolidated balance sheet. The following chart sets forth information regarding our production facilities:

Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Wood Preservation Chemicals	Auckland, New Zealand	1	Leased
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch, Creosote, Naphthalene	Pt. Clarence, United Kingdom	120	Owned
Wood Preservation Chemicals	Lautoka, Fiji	1	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Carbon Pitch	Longview, Washington	1	Leased
Carbon Pitch	Mayfield, New South Wales, Australia	26	Owned
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Wood Preservation Chemicals	Penang, Malaysia	3	Leased
Carbon Pitch	Portland, Oregon	6	Leased
Carbon Pitch	Scunthorpe, United Kingdom	27	Owned
Wood Preservation Chemicals	Port Shepstone, South Africa	1	Leased
Carbon Pitch	Tangshan, China	9	Leased
Carbon Pitch, Phthalic Anhydride	Stickney, Illinois	38	Owned
Wood Preservation Chemicals	Trentham, Victoria, Australia	24	Owned

Railroad & Utility Products
Utility Poles, Railroad Crossties	Bunbury, Western Australia, Australia	41	26 Owned, 15 Leased
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned
Utility Poles	Longford, Tasmania	17	Owned
Railroad Crossties	N. Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Muncy, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	77	Leased
Utility Poles	Thornton, New South Wales, Australia	15	Owned

Our corporate offices are located in approximately 60,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. with the lease term expiring on December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 19 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 6, 2006, we completed an initial public offering in which we sold 8,700,000 newly issued shares and our former majority equity owner, Saratoga Partners, sold 2,800,000 shares of common stock at the gross offering price of $14.00 per share. Prior to the completion of the initial public offering, our common stock was split on a 3.9799-for-one basis, and the preferred stock held by Saratoga was converted into common stock on a 3.9799-for-one basis.

Our common shares are listed and traded on the NYSE under the symbol “KOP”. Prior to the initial public offering, there was no established trading market for our common stock.

The number of registered holders of Koppers common shares at January 31, 2007 was 92.

See Note 21 to the consolidated financial statements below for information concerning dividends and high and low market prices of our common shares during the past two years.

Dividend Policy

Our board of directors adopted a dividend policy, which reflects its judgment that our stockholders would be better served if we distributed to them, as quarterly dividends payable at the discretion of our board of directors, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, taxes and certain other costs. On an annual basis we expect to pay dividends with cash flow from operations, but, due to seasonal or other temporary fluctuations in cash flow, we may from time to time use temporary short-term borrowings to pay quarterly dividends.

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

Koppers Inc.’s credit agreement prohibits it from making dividend payments to us unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s senior secured notes, (2) no event of default or potential default has occurred or is continuing under the credit agreement and (3) Koppers Inc. has at least $15.0 million of undrawn availability under the credit agreement.

The indentures governing our senior discount notes and Koppers Inc.’s senior secured notes also restrict our ability to pay dividends. Our ability to pay dividends and to make other restricted payments, such as repurchasing of any of our capital stock, repurchasing, redeeming or defeasing any of our obligations that are subordinate to the senior secured notes and the senior discount notes or making any investment (subject to certain exceptions), is governed by a formula based on 50% of our consolidated net income. In addition, as a condition to making such payments based on such formula, we must have an EBITDA (as defined in the indentures) to consolidated interest expense ratio of at least 2.0 to 1.0. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s senior secured notes permits an aggregate of $7.5 million, and the indenture governing our senior discount notes permits an aggregate of $12.5 million, of such payments to be made whether or not there is availability under the formula or conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture. At December 31, 2006, we had $121.9 million of capacity pursuant to the general formula for the restricted payments covenant under the senior discount notes indenture, which we refer to as the buildup amount, and $115.6 million of capacity pursuant to the buildup amount under the senior secured notes indenture. The buildup amount will increase or decrease depending upon, among other things, our cumulative consolidated net income, the net proceeds of the sale of capital stock and the amount of restricted payments we may make from time to time, including, among other things, the payment of cash dividends. In addition, after November 15, 2009, we will be required to pay cash interest on our senior discount notes, which will decrease our cash available to pay dividends.

Our ability to pay dividends is also restricted by Pennsylvania law. Under Pennsylvania law, a corporation has the power, subject to restrictions in its bylaws, to pay dividends or make other distributions to its shareholders unless, after giving effect thereto, (1) the corporation would not be able to pay its debts as they become due in the usual course of business or (2) the corporation’s assets would be less than the sum of its total liabilities plus (unless otherwise provided in its articles) the amount that would be needed upon the dissolution of the corporation to satisfy the preferential rights, if any, of the shareholders having superior preferential rights to the shareholders receiving the distribution. In determining whether a particular level of dividends is permitted under Pennsylvania law, the board of directors may base its conclusion on one or more of the following: the book values of the assets and liabilities of the company as reflected on its books and records; a valuation that takes into consideration unrealized appreciation, depreciation or other changes in value of the assets and liabilities of the company; the current value of the assets and liabilities of the company either valued separately or valued in segments or as an entirety as a going concern; or any other method that is reasonable in the circumstances. Our bylaws and articles contain no restrictions regarding dividends.

Equity Compensation Plans

Information related to equity compensation plans is incorporated by reference from our 2007 Proxy Statement.

Stockholders’ Agreement

Prior to the consummation of our initial public offering in February 2006, we were a party to a stockholders’ agreement. The stockholders’ agreement was amended upon the closing of our initial public offering to include only those provisions relating to registration rights. Pursuant to the amended stockholders’ agreement and subject to certain limitations, (i) Saratoga has the right to demand that we register its shares of our common stock in a public offering and (ii) Saratoga and the management investors have piggy-back registration rights through which they can require us to include their shares in any registered offering of common stock that we make.

The stockholders’ agreement was again amended on December 31, 2006 to clarify our and Saratoga’s rights and obligations relating to the registration rights granted under the agreement. Specifically, the amendment provides that we will use commercially reasonable efforts to take certain actions in order for Saratoga to sell part or all of its shares in an underwritten, public offering pursuant to our effective registration statement on Form S-3. Saratoga agreed not to sell its shares in an underwritten, public offering pursuant to the registration statement more than one time in each fiscal quarter while the Form S-3 is effective. Saratoga also agreed to pay on our behalf any and all costs, expenses and fees that we incur in connection with any underwritten, public offering of its shares under the registration statement.

Issuer Purchases of Equity Securities

There were no repurchases of common stock by us during the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2006. The selected historical consolidated financial data for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
(Dollars in millions, except share and per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$1,159.5	$1,030.2	$952.5	$842.9	$776.5
Depreciation and amortization	33.4	32.3	32.9	33.7	28.7
Operating profit	84.7	74.0	64.4	19.1	44.3
Interest expense	61.9	52.3	38.5	37.7	22.9
Net income (loss) before cumulative effect of accounting change	15.2	9.9	9.6	(19.0)	16.5
Cumulative effect of change in accounting principle (1)	—	—	—	(18.1)	—
Net income (loss) (2)	15.2	9.9	9.6	(37.1)	16.5
Net income (loss) applicable to common shares	15.2	(19.1)	(67.9)	(90.8)	5.5
Earnings (Loss) Per Common Share Data: (3) (4)
Basic	$0.79	$(6.58)	$(23.15)	$(25.94)	$1.20
Diluted	0.75	(6.58)	(23.15)	(25.94)	1.19
Weighted average common shares outstanding (in thousands): (4)
Basic	19,190	2,907	2,932	3,500	4,595
Diluted	20,104	2,907	2,932	3,500	13,876
Balance Sheet Data:
Total assets	$649.4	$551.8	$583.6	$514.0	$463.8
Total debt	475.9	517.2	512.8	340.7	261.7
Other Data:
Capital expenditures	$28.5	$23.0	$21.2	$19.3	$19.7
Cash dividends declared per common share (4)	$1.30	$3.19	$8.51	$5.89	$0.72
Cash dividends declared per preferred share	—	12.68	33.85	23.46	2.85

(1)	Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, we had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Basic and diluted earnings per share related to the change in accounting principle was $5.17 per common share.
(2)	In connection with our initial public offering in February 2006, costs totaling $17.4 were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).
(3)	Earnings per share are calculated in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, after giving effect to the 3.9799-for-one stock split.
(4)	Cash dividends declared per common share, earnings per common share and weighted average common shares outstanding give effect to a 3.9799-for-one stock split in January 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (63% of 2006 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (37% of 2006 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

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

Raw material prices have increased over the past several years, including our primary feedstocks: coal tar, coal and lumber. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs, such as those occurring during 2006, have resulted in margin dilution because only the increased cost is passed on to the customer. We believe that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. We expect to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; we will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Denmark and the United Kingdom; in the event this trend reverses, net sales could decline if volumes do not increase.

Coal Tar Supply

Management believes that our ability to source coal tar and carbon pitch from overseas markets through our foreign operations, as well as our research of petroleum feedstocks, will assist in securing an adequate supply of carbon pitch feedstocks. However, we may experience shortages of coal tar from time to time due to unforeseen circumstances. For example, we declared force majeure in July 2006 with respect to certain North American customer contracts as a result of an extended strike and reduced coke production at certain suppliers that resulted in a shortage of raw materials needed to fulfill customer commitments. We subsequently declared an end to the force majeure declaration in December 2006.

Seasonality; Effects of Weather. Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that we may experience material fluctuations in quarterly operating results. Historically, our operating results have on average been significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. We expect this seasonality trend to continue in future periods.

Results of Operations

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our businesses for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Net sales (in millions):
Carbon Materials & Chemicals	$725.9	$613.6	$553.4
Railroad & Utility Products	433.6	416.6	399.1

Total	$1,159.5	$1,030.2	$952.5

Segment sales as percentage of total net sales:
Carbon Materials & Chemicals	62.6%	59.6%	58.1%
Railroad & Utility Products	37.4%	40.4%	41.9%

Total	100.0%	100.0%	100.0%

Gross margin by segment (after depreciation and amortization):
Carbon Materials & Chemicals	15.0%	15.1%	15.1%
Railroad & Utility Products	11.0%	11.4%	9.3%

Total	13.5%	13.6%	12.7%

Operating margin by segment:
Carbon Materials & Chemicals	8.5%	7.8%	8.1%
Railroad & Utility Products	5.5%	6.3%	4.9%

Total	7.3%	7.2%	6.8%

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

Net Sales. Net sales for the year ended December 31, 2006 increased from $1,030.2 million to $1,159.5 million, or 12.6%, due primarily to higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased from $613.6 million to $725.9 million, or 18%, due primarily to $55.8 million of net sales from the Reilly acquisition as well as pricing increases for carbon pitch of $23.1 million, or 12%, phthalic anhydride of $12.1 million, or 14%, naphthalene of $11.1 million, or 38%, and carbon black feedstock of $8.6 million, or 29%. These increases were partially offset by lower carbon pitch volumes of $6.4 million, or 7%, and lower naphthalene volumes of $6.9 million, or 23%. The price increase for carbon pitch was due primarily to higher raw material costs, and the phthalic anhydride and carbon black feedstock prices were favorably impacted by higher oil prices. The price increase for phthalic anhydride was due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in our domestic operations by the use of internally produced naphthalene. Additionally, the impact of foreign exchange rates increased sales by $4.5 million, freight costs in the U.S. increased by $3.3 million (due primarily to the force majeure declaration in 2006), and the increase in sales from a full year of the Lambson acquisition amounted to $6.8 million. Net sales for Railroad & Utility Products increased from $416.6 million to $433.6 million, or 4%, due primarily to increases in volumes and prices for railroad crossties of $4.9 million, or 4%, and $5.0 million, or 3%, respectively. Additionally, volumes and prices for crosstie treating services increased by $3.2 million, or 6%, and $5.0 million, or 10%, respectively. Lower volumes for utility distribution poles of $7.8 million, or 14%, were largely offset by increased prices of $7.9 million, or 14%. The increase in prices for railroad crossties was due primarily to higher raw material prices, the increase in volumes for crossties and crosstie treating services was due to the exit from the business of a major competitor, and the reduction in volumes for utility poles was the result of targeting higher margin business.

Gross Margin after Depreciation and Amortization. Gross profit after depreciation and amortization increased from $140.4 million to $156.3 million. As a percent of net sales, gross profit after depreciation and amortization decreased in total as a result of lower margins in both segments. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased from $92.5 million to $108.6 million. Gross margin for Carbon Materials & Chemicals decreased from 15.1% to 15.0% as the price increases for carbon pitch, phthalic anhydride, and carbon black feedstock, that were due primarily to higher raw material costs, had a dilutive effect on gross margins as a result of certain contract provisions that provide for passing through the higher raw materials costs to the customers. Margins in 2006 compared to 2005 were also negatively impacted as insurance reserve reversals that resulted from favorable loss trends in our most recent actuarial valuation were $0.4 million compared to $1.1 million of reversals in 2005. Additionally, $2.4 million of charges were incurred in 2006 for various legal and environmental matters compared to $3.8 million of charges in 2005 that included $2.6 million of charges related to the anti-trust investigation in New Zealand and $0.7 million of additional environmental reserves for clean up costs associated with contamination in Australia in 2005. Gross profit after depreciation and amortization for Railroad & Utility Products increased from $47.6 million to $47.9 million. Gross margin for Railroad & Utility Products decreased from 11.4% to 11.0% due to $1.6 million of various legal and environmental matters in 2006 and a loss on sale amounting to $1.6 million related to the Alorton facility, as compared to $1.4 million of impairment, accelerated depreciation, and severance charges related to the closure of the Montgomery, Alabama facility and the impairment of the Superior, Wisconsin facility in 2005. Additionally, 2006 margins were negatively impacted by $1.0 million of insurance reserve reversals which resulted from favorable loss trends in our most recent actuarial valuation compared to $1.7 million of insurance reserve reversals in the prior year.

Depreciation and Amortization. Depreciation and amortization for 2006 increased compared to the prior year due primarily to additional amortization as a result of the Reilly acquisition.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales decreased from 6.4% to 6.2% due primarily to higher sales in 2006 and a $0.7 million reduction in legal and consulting expenses in 2006 as a result of the New Zealand anti-trust investigation in the prior year, which more than offset $3.0 million for the buyout of the Saratoga advisory services contract and $2.8 million of additional charges related to a pension curtailment and a deferred compensation plan in 2006. See “Legal Matters” below.

Interest Expense. Interest expense increased $9.6 million due primarily to $14.4 million of call premiums, write-off of deferred financing costs and consent fees related to our initial public offering in February 2006, which more than offset a reduction in interest expense related to the repayment of $101.7 of the Senior Secured Notes from the proceeds of the initial public offering.

Income Taxes. Our effective income tax rate decreased due primarily to the effect of a benefit recorded for non-conventional fuel tax credits in the current year period and a non-deductible penalty in New Zealand in the prior year period, which was partially offset by greater tax expense in China (caused by a partial phase-out of a tax holiday there) in the current year period and greater U.S. tax expense on a larger amount of repatriated earnings in the current year period.

Net Income. Net income for 2006 increased due primarily to increases in pricing for phthalic anhydride and carbon black feedstock as a result of higher oil prices, profit from synergies realized from the Reilly transaction, and a lower effective tax rate due to the recognition of non-conventional fuel tax credits. This more than offset $14.4 million of additional interest expense resulting from our initial public offering, $3.0 million for the buyout of the Saratoga advisory services contract, $3.9 million of various legal and environmental charges, and a loss on the sale of the Alorton facility of $1.6 million. Additionally, net income in the prior year was negatively impacted by $2.6 million of charges related to the anti-trust investigation in New Zealand, $6.1 million of additional legal and consulting expenses due primarily to the New Zealand investigation and the Grenada litigation, $1.4 million of impairment, restructuring and related charges in the U.S. Railroad & Utility business, and $0.7 million of additional environmental reserves for clean up costs associated with contamination in Australia.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004.

Net Sales. Net sales for the year ended December 31, 2005 were higher than 2004 due primarily to higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due primarily to pricing increases for phthalic anhydride of $15.9 million, or 26%, furnace coke of $11.8 million, or 24%, and carbon black feedstock of $7.1 million, or 39%, and volume increases for carbon pitch of $3.4 million, or 1%, naphthalene of $3.2 million, or 11%, and carbon black feedstock of $2.7 million, or 14%, partially offset by lower phthalic anhydride volumes of $3.7 million, or 6%, due to European capacity rationalization. The price increase for furnace coke was due primarily to higher raw material costs, and the carbon black feedstock price was favorably impacted by higher oil prices. The price increase for phthalic anhydride was due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in our domestic operations by the use of internally produced naphthalene. Additionally, the impact of foreign exchange rates increased sales by $1.8 million, and sales from the Lambson acquisition amounted to $11.2 million. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a $5.5 million or 10% increase in prices for railroad crossties and a $10.1 million, or 11% increase in volumes for treated crossties, plus an increase in volumes for crosstie treating services of $4.9 million, or 11%, which more than offset a $6.5 million or 11% reduction in volumes for distribution utility poles. The increase in prices for railroad crossties was due to rising raw material prices as a result of higher demand for housing lumber, the increase in volumes for crossties and crosstie treating services was due to the exit from the business of a major competitor, and the reduction in volumes for utility poles is the result of targeting higher margin business.

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

Depreciation and Amortization. Depreciation and amortization for 2005 decreased compared to the prior year as $1.4 million of depreciation and amortization for the Lambson acquisition was more than offset by the effect of certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales increased from 6.0% to 6.4% due to $6.3 million of increased legal and consulting expenses, primarily as a result of the New Zealand anti-trust investigation and the Grenada litigation (see “Legal Matters”) and costs related to Sarbanes-Oxley Act compliance.

Interest Expense. Interest expense increased due to higher average debt levels primarily as a result of the issuance of the Senior Discount Notes in November 2004 and increased borrowings to pay dividends.

Income Taxes. Our effective income tax rate decreased due primarily to the effect of the composition of earnings among U.S. and foreign operations (as a result of the earnings of U.S. operations increasing relative to foreign earnings other than China, in which we benefited from a tax holiday). This was partially offset by the non-deductibility of the proposed NZCC penalty . The permanent unfavorable tax impact of the penalty for the year ended December 31, 2005 was $1.2 million. Additionally, the unfavorable effect of deferred tax on foreign earnings not permanently reinvested abroad was offset by a release of a portion of a valuation allowance related to certain state net operating loss carryforwards.

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

Carbon Materials & Chemicals Geographic Review

	Year ended December 31,
	2006	2005	2004
Net sales (in millions):
North America	$347.7	$292.9	$256.9
Australasia including China	198.1	175.8	168.6
Europe	180.1	144.9	127.9

Total	$725.9	$613.6	$553.4

Sales as percentage of total net sales:
North America	47.9%	47.7%	46.4%
Australasia including China	27.3%	28.7%	30.5%
Europe	24.8%	23.6%	23.1%

Total	100.0%	100.0%	100.0%

Operating margin:
North America	9.0%	7.7%	5.5%
Australasia including China	9.8%	10.3%	13.9%
Europe	5.9%	5.2%	5.6%

Total	8.5%	7.8%	8.1%

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

Net Sales. North American sales increased by 19% due primarily to $55.8 million of sales from the Reilly acquisition, $3.3 million of higher freight costs, and price increases (driven primarily by higher raw material costs) of $18.3 million for carbon pitch and phthalic anhydride, partially offset by volume reductions of $21.0 million for carbon pitch, refined tar, naphthalene, and roofing products. Australasian sales increased by 13% due primarily to $21.0 million of price increases for carbon pitch, carbon black, carbon black feedstock, and naphthalene. European sales increased by 24% due primarily to $6.8 million of increased sales from a full year of the Lambson acquisition, $4.2 million of favorable foreign exchange rate impact, and $21.9 million of price increases for carbon pitch, carbon black feedstock and naphthalene.

Operating Margin. North American operating margin increased due primarily to higher prices for phthalic anhydride and the synergies realized from the Reilly acquisition, which more than offset $1.5 million of allocated expense for the buyout of the Saratoga advisory services contract, $0.6 million of legal and environmental charges and the impact of a pipeline failure at our Monessen facility. Operating margins for 2005 were impacted by $1.1 million of insurance reserve reversals which resulted from favorable loss trends in our most recent actuarial valuation compared to $0.4 million in the current year and $0.8 million of income realized due to last-in, first-out (“LIFO”) inventory decrements in 2005. Operating margin for Australasia decreased due to $1.2 million of legal and environmental charges, significantly higher raw material costs, and lower volumes of naphthalene and wood chemicals. Prior year operating margins were negatively impacted by $4.9 million of penalties and legal expenses related to the anti-trust investigation in New Zealand and $0.7 million of additional environmental reserves for cleanup costs associated with contamination in Australia. Operating margin for Europe was higher than the prior year period due primarily to higher prices for carbon black feedstock and naphthalene, which more than offset $0.6 million of legal and environmental charges in 2006.

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

Liquidity and Capital Resources

Initial Public Offering

We completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Prior to the initial public offering, 2,288,481 shares of preferred stock were converted into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 shares were sold by Saratoga in connection with the initial public offering and the related over-allotment option. We received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares of our common stock, which proceeds were used to redeem $101.7 million principal amount of the Koppers Inc. Senior Secured Notes on March 9, 2006, and pay a related call premium of $10.1 million. We wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. We also incurred $3.0 million for the termination of the advisory services contract we had with Saratoga, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

On November 18, 2004, We issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of Senior Discount Notes. We have no direct operations and no significant assets other than the stock of Koppers Inc. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Senior Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Senior Discount Notes are effectively subordinated to our existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of our subsidiaries. The Senior Discount Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the indenture governing the Senior Discount Notes.

Koppers Inc. is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with our initial public offering in February 2006 and again in April 2006 in connection with the Reilly transaction. The credit agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $59.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien against substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios and covenants.

The covenants that affect availability of the revolving credit facility and that may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at December 31, 2006 was 1.43 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at December 31, 2006 was 2.59 to 1.0.

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

We depend on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet our financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to us. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of December 31, 2006 and 2005, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $121.9 million and $14.6 million, respectively. As of December 31, 2006 and 2005, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $115.6 million and $8.1 million, respectively. We declared the following dividends during 2006 and 2007:

On February 7, 2007 our board of directors declared a quarterly dividend of $0.17 per common share, payable on April 2, 2007 to shareholders of record as of February 28, 2007.

On November 2, 2006 our board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, paid on January 2, 2007 to shareholders of record as of November 30, 2006.

On July 27, 2006 our board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, paid on October 2, 2006 to shareholders of record as of September 1, 2006.

On May 3, 2006 our board of directors declared a quarterly dividend of $0.17 per common share, totaling approximately $3.5 million, paid on July 5, 2006 to shareholders of record as of May 31, 2006.

On February 13, 2006 our board of directors declared a dividend totaling $8.2 million ($0.69 per share to common and $2.75 per share to preferred on a pre-conversion basis) on January 13, 2006 to holders of record as of January 26, 2006 which was paid on or about February 13, 2006. The payment of the dividend was contingent upon the consummation of the initial public offering.

On February 15, 2006 our board of directors declared an initial quarterly dividend of $0.10 per common share, paid on April 17, 2006 to holders of record as of March 31, 2006. The dividend, totaling approximately $2.1 million, represented a portion of our regular quarterly dividend of $0.17 per common share based on the closing of our initial public offering on February 6, 2006.

Our needs for cash in the next twelve months relate primarily to contractual obligations that include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. Management believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

As of December 31, 2006 we had $24.4 million of cash and cash equivalents and $61.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2006, $20.3 million of commitments were utilized by outstanding standby letters of credit ($1.0 million of which relate to Koppers Europe and do not reduce revolver availability). In addition, as of December 31, 2006, Koppers Inc. had outstanding term loans of $52.0 million under the credit facility.

Net cash provided by operating activities for the year ended December 31, 2006 decreased compared to the prior year due primarily to the payment of a call premium of $10.1 million for the redemption of $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, $3.0 million for the buyout of the advisory services agreement with Saratoga, and $2.6 million for the NZCC settlement. Additionally, the increase in working capital in 2006 was $31.3 million compared to a decrease in working capital of $5.0 million in 2005, due primarily to higher receivables and inventory, impacted by the Reilly acquisition as well as higher sales and higher raw material costs. Net cash provided by operating activities for the year ended December 31, 2005 increased compared to the prior year due primarily to higher non-cash interest expense and a decrease in working capital in 2005 of $5.0 million compared to an increase in working capital in 2004 of $17.6 million.

Net cash used in investing activities for the year ended December 31, 2006 increased primarily as a result of the Reilly acquisition, capital expenditures related to the Lambson acquisition in the United Kingdom, and the carbon black facility expansion in Australia. Net cash used in investing activities for the year ended December 31, 2005 increased from 2004 primarily as a result of the acquisition in the United Kingdom described herein and related capital expenditures.

Completion of the expansion at our carbon black facility in Australia is expected to result in additional capital expenditures of approximately $2 million in 2007. Additionally, capital expenditures will be incurred in 2007 related to the new joint venture in China (see “Other Matters” below). Capital expenditures in 2007 are expected to total approximately $32 million, including the carbon black facility expansion and the joint venture in China.

Net cash provided by financing activities for the year ended December 31, 2006 was related to proceeds from the issuance of stock in our initial public offering of $121.8 million, used for the redemption of $101.7 million of the Senior Secured Notes due 2013, the payment of a related call premium of $10.1 million, and the payment of $9.6 million of stock issuance expenses related to the offering. Also, a $40 million term loan was used to purchase certain assets from the Reilly carbon materials business. Additionally, borrowings of $10.0 million from the increase in Koppers Inc.’s term loan under its senior secured credit facility in February 2006 and $10.8 million of revolver borrowings were used to provide for $17.3 million of dividends, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services contract. Net cash used in financing activities for the year ended December 31, 2005 was related to the payment of $37.7 million in dividends and debt repayments on the revolving credit facility and the China and Monessen term loans, offset by new borrowing in the United Kingdom for the acquisition of Lambson.

Legal and Environmental Matters

The nature of our operations expose us to the risk of liability with respect to environmental cleanup or other matters, including those related to the disposal of hazardous materials. We are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. These matters are more thoroughly described in our discussion of environmental and legal matters in the Notes to our Consolidated Financial Statements. While we do not expect that current litigation will have a material impact on our results of operations, ultimate costs of cleanup or settlement could vary significantly from our estimates.

Other Matters

Tax Relief and Health Care Act of 2006

We earn non-conventional fuel tax credits as a result of the production and sale of coke and coke gas at our facility in Monessen, Pennsylvania. Until December 2006, federal tax law contained a phase-out provision that reduced or eliminated the non-conventional fuel tax credit if the reference price of oil was within (or exceeded) a phase-out range. The application of the phase-out provision, however, was revised to no longer apply to facilities producing coke or coke gas otherwise eligible for the credit by the Tax Relief and Health Care Act of 2006, which was passed by Congress and signed into law by the President in December 2006. This revision applied to coke or coke gas produced and sold after December 31, 2005, allowing us to earn tax credits for the entire 2006 year without having the credits be subject to the phase-out. We recognized $5.2 million of non-conventional fuel tax credits in 2006.

Under current tax law, the non-conventional fuel tax credit is now part of the general business credit. As such, to the extent the credits are not used in the tax year they are generated, the credits may be carried back one year and carried forward 20 years. The non-conventional fuel tax credit provisions of the Internal Revenue Code applicable to products produced at our coke facility expire at the end of 2009.

Pipeline Failure at Monessen Plant

On October 20, 2006 our coke plant in Monessen, Pennsylvania experienced a pipeline failure that interrupted operations. Repairs were completed and the plant became fully operational on October 30, 2006. The impact on fourth quarter pre-tax earnings was approximately $0.6 million.

Salaried Employees Defined Benefit Pension Plans

On November 2, 2006, our board of directors approved a freeze of our domestic qualified and corresponding non-qualified defined benefit plans for salaried employees. Effective December 31, 2006, salaried employees no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit plans for benefit purposes. In lieu of the reduction in benefits under the qualified defined benefit plan, we will provide, based on age and years of service, a uniform employer contribution of at least 3 percent and up to a maximum of 9 percent of salary to the salaried employee’s defined contribution plan. We will also continue to match contributions by salaried employees at an amount equal to 50 percent of the first 6 percent of compensation contributed by the employee.

The estimated net impact of these retirement plan changes is not expected to have a material impact on future benefit plan expense or future benefit plan funding. During 2006, we recorded a charge for a pension curtailment of $1.7 million and additional charges related to a deferred compensation plan.

Plant Closures/Dispositions

In June 2006, we sold our specialty track products business and related assets located at our facility in Alorton, Illinois for cash of $1.9 million. This business was a component of the Railroad & Utility Products segment. We recorded a loss on disposal, before tax, of $1.6 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the years ended December 31, 2006 and December 31, 2005 were $3.2 million and $8.1 million, respectively. Operating profit (loss) for the year ended December 31, 2006 and December 31, 2005 was ($0.6) million and $0.2 million, respectively.

In April 2006 we announced the cessation of operations at our wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for us because the majority of the sales and production will be transferred to two of our other existing wood treating facilities. We accrued $0.2 million of severance charges in 2006 related to the termination of approximately 20 employees. Previously, we incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

During 2005 we incurred charges of $0.8 million related to the closure of our wood treating facility in Montgomery, Alabama in September 2005. Of this amount, $0.3 million was for impairment, $0.3 million was for accelerated depreciation of fixed assets and $0.2 million was for severance charges. Additional costs related to the closure of the Montgomery facility totaled $0.9 million in 2006.

We have also closed other facilities in recent years, including our wood products plant in Hume, Australia in 2005. In the course of preparing the underlying land for sale during 2006, soil and groundwater contamination was discovered while performing environmental assessments. For 2006, total environmental charges were $1.2 million related to the Hume property.

All plant closures and business dispositions relate to our Railroad & Utility Products segment.

Acquisitions

Reilly Acquisition

On April 28, 2006 we acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases and a non-compete agreement. We have integrated the additional tar distillation production at our existing facilities in the U.S. Results of operations for the year ended December 31, 2006, included the business acquired from Reilly from the date of acquisition. Net sales from the date of acquisition to December 31, 2006 totaled $55.8 million.

The aggregate purchase price was $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group, cash and a current payable to Reilly for working capital adjustments. The aggregate purchase price includes $0.2 million of transaction costs.

Lambson Acquisition

In the second quarter of 2005, our subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson”). The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business for two years subsequent to the acquisition.

Operating results are included in the statement of operations from the acquisition date forward. Net sales for the year ended December 31, 2005 amounted to $11.2 million.

China Joint Venture

In December 2006, we entered into a joint venture agreement with two Chinese companies to construct a tar distillation facility in the Hebei Province near the Jingtang Port. The plant will be capable of distilling approximately 300,000 metric tons of tar into various products including carbon pitch, carbon black feedstock oils, and naphthalene. We will own a 30% interest in the facility and will partner with Kailuan Clean Coal Company, Ltd and Tangshan Iron & Steel Group Company, Limited. Tangshan Iron & Steel is our joint venture partner for our existing Chinese tar distillation facility, Koppers (China) Carbon & Chemical Co., Ltd.

The plant will be located near Kailuan’s coke batteries, which will provide coal tar to the plant for use as a raw material. The plant will also be located near our other joint venture in Tangshan, which includes a port facility to provide export capabilities. We will be responsible for export sales of carbon pitch, naphthalene and carbon black oils from the facility. We expect to use carbon pitch produced at this facility to help us meet expanding global aluminum industry demands. Carbon black feedstock oils and naphthalene are expected to be sold primarily into the local Chinese carbon black and superplasticizer markets, respectively. Other related coal tar products will be sold locally as well. Our contribution to the joint venture is expected to be approximately $5 million. The startup of the new plant is planned to be in 2008.

Interest Rate Swap

In January 2004 Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the years ended December 31, 2006, 2005 and 2004 was to increase (decrease) interest expense by $0.3 million, ($0.5) million, and ($1.3) million, respectively. The fair value of the swap agreement at December 31, 2006 was a liability of approximately $2.4 million.

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2006, 2005 and 2004 exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $10.3 million, ($8.3) million and $5.6 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(0.8) million, $0.3 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Recently Issued Accounting Guidance

The information related to recently issued accounting guidance set forth in Note 3 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2006. The table is based upon available information and certain assumptions we believe are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Long-Term Debt (including swap)	$527.4	$19.6	$86.1	$0.4	$421.3
Interest on Debt	260.8	29.0	52.0	83.4	96.4
Operating Leases	75.0	21.1	32.8	17.6	3.5
Beazer Indemnity Extension	1.0	1.0	—	—	—
Pension Funding (1)	8.4	8.4	—	—	—
Purchase Commitments (2)	720.6	231.4	318.6	165.3	5.3

Total Contractual Cash Obligations	$1,593.2	$310.5	$489.5	$266.7	$526.5

(1)	Based on projected contribution requirements; our U.S. salaried pension plan was frozen as of December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Matters.”
(2)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result we generally expect to be able to hedge the purchases with sales at those future prices.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2006. The table is based upon available information and certain assumptions we believe are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Lines of Credit (Unused)	$66.5	$61.2	$—	$—	$5.3
Standby Letters of Credit	20.3	20.3	—	—	—

Total Other Commercial Commitments	$86.8	$81.5	$—	$—	$5.3

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

Inventories. In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the LIFO basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 51% and 46% of the FIFO inventory value at December 31, 2006 and 2005, respectively.

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

Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in our management’s judgment in applying them to the analysis of goodwill impairment. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

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

Deferred Tax Assets. At December 31, 2006 our balance sheet included $60.7 million of deferred tax assets. We have determined that a valuation allowance of $7.0 million are required for these deferred tax assets, based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

Pension and Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided far into the future and allocating that cost over the time period each employee works. This calculation requires extensive use of assumptions regarding inflation, investment returns, mortality, medical costs, employee turnover and discount rates. In determining the expected return on plan assets assumptions, we evaluate long-term actual return information, the mix of investments that comprise plan assets and estimates of future investment returns. In selecting rates for current and long-term health care assumptions, we take into consideration a number of factors including our actual health care cost increases, the design of our benefit programs, the characteristics of our active and retiree populations and expectations of inflation rates. Because these items require our management’s judgment, the related liabilities currently recorded by us could be lower or higher than amounts ultimately required to be paid.

Legal Matters. We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Because such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2006 and 2005. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As described in Note 2 of our Notes to Consolidated Financial Statements, we have both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004, we also entered into an interest rate swap arrangement with respect to notional $50.0 million of the Senior Secured Notes. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”). The fair market value of the interest rate swap was a liability of $2.4 million at December 31, 2006.

At December 31, 2006 we had $322.2 million of fixed rate debt and $156.0 million of variable rate debt, and at December 31, 2005, we had $409.9 million of fixed rate debt and $109.5 million of variable rate debt (for both years including the swap). Our ratio of variable rate debt at December 31, 2006, including the interest rate swap referred to above, was approximately 33%, reflecting an increase in the ratio from 21% in the previous period due to the decrease in fixed rate Senior Secured Notes. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2006 and 2005 would have increased the unrealized fair market value of the fixed rate debt by approximately $19.3 million and $24.6 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.6 million, holding other variables constant. With respect to the interest rate swap, a ten percent decrease in interest rates at December 31, 2006 would have decreased the unrealized fair market value of the interest rate swap by approximately $1.3 million to a liability of $1.1 million. A ten percent increase in interest rates at December 31, 2006 would have increased the unrealized fair market value of the interest rate swap by approximately $1.3 million to a liability of $3.7 million.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2006 and 2005, would be reductions of approximately $1.7 million and $1.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Koppers Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2006. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their report which appears on page 44.

February 14, 2007

/s/ WALTER W. TURNER
Walter W. Turner
President and Chief Executive Officer

/s/ BRIAN H. MCCURRIE
Brian H. McCurrie
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective December 31, 2006, Koppers Holdings Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 8, that Koppers Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Koppers Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 14, 2007

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except share and per share amounts)	2006	2005	2004
Net sales	$1,159.5	$1,030.2	$952.5
Operating expenses:
Cost of sales (excluding items below)	969.8	857.5	798.4
Depreciation and amortization	33.4	32.3	32.9
Selling, general and administrative expenses	71.6	66.4	56.8

Total operating expenses	1,074.8	956.2	888.1
Operating profit	84.7	74.0	64.4
Equity in earnings of affiliates	0.5	0.4	0.3
Other income	0.4	0.5	0.1

Income before interest expense, income taxes and minority interest	85.6	74.9	64.8
Interest expense	61.9	52.3	38.5

Income before income taxes and minority interest	23.7	22.6	26.3
Income taxes	6.0	10.6	13.3
Minority interest	2.5	2.1	3.4

Net income	15.2	9.9	9.6
Dividends on preferred stock	—	(29.0)	(77.5)

Net income (loss) applicable to common shares	$15.2	$(19.1)	$(67.9)

Earnings per common share:
Basic	$0.79	$(6.58)	$(23.15)
Diluted	0.75	(6.58)	(23.15)
Weighted average common shares outstanding (in thousands):
Basic	19,190	2,907	2,932
Diluted	20,104	2,907	2,932
Dividends declared per common share	$1.30	$3.19	$8.51

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Net income	$15.2	$9.9	$9.6
Other comprehensive income (loss):
Change in currency translation adjustment	10.3	(8.3)	5.6
Change in minimum pension liability, net of tax (a)	5.0	(2.5)	(3.1)

Other comprehensive income (loss), net of tax	15.3	(10.8)	2.5

Comprehensive income (loss)	$30.5	$(0.9)	$12.1

(a)	Related income tax expense (benefit) of $3.3 in 2006, $(1.7) in 2005 and $(1.5) in 2004.

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(Dollars in millions, except share and per share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$24.4	$26.1
Accounts receivable, net	142.1	118.7
Inventories	156.4	120.0
Deferred tax benefit	15.1	18.4
Other current assets	11.5	7.7

Total current assets	349.5	290.9
Equity in non-consolidated investments	2.7	3.0
Property, plant and equipment, net	159.3	152.4
Goodwill	62.6	35.7
Deferred tax benefit	45.6	38.7
Other assets	29.7	31.1

Total assets	$649.4	$551.8

Liabilities
Current liabilities:
Accounts payable	$100.5	$77.5
Accrued liabilities	63.6	71.2
Dividends payable	3.5	—
Short-term debt and current portion of long-term debt	19.6	10.5

Total current liabilities	187.2	159.2
Long-term debt	456.3	506.7
Accrued postretirement benefits	50.4	41.8
Other long-term liabilities	35.7	38.8

Total liabilities	729.6	746.5
Commitments and contingent liabilities (Note 19)
Minority interest	12.2	12.0
Stockholders’ Deficit
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; 0 and 2,288,481 shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 20,849,981 and 2,945,293 shares issued	0.2	—
Additional paid-in capital	122.4	10.4
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained deficit	(206.5)	(200.7)
Accumulated other comprehensive loss	(6.5)	(14.8)
Treasury stock, at cost; 120,158 and 22,331 shares	(1.4)	(1.0)

Total stockholders’ deficit	(92.4)	(206.7)

Total liabilities and stockholders’ deficit	$649.4	$551.8

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Cash provided by (used in) operating activities:
Net income (loss)	$15.2	$9.9	$9.6
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	33.4	32.3	32.9
Deferred income taxes	(2.9)	4.2	5.1
Write-offs of deferred financing costs	3.2	—	—
Equity income of affiliated companies, net of dividends received	0.3	(0.1)	0.2
Restructuring and impairment	—	—	(0.6)
Change in reserves	(7.8)	(10.7)	(14.1)
Non-cash interest expense	16.3	15.3	1.5
Other	5.2	2.2	1.5
(Increase) decrease in working capital:
Accounts receivable	(18.1)	(9.4)	(8.0)
Inventories	(21.7)	9.8	(12.2)
Accounts payable	18.5	5.0	4.9
Accrued liabilities and other working capital	(10.0)	(0.4)	(2.3)

Net cash provided by operating activities	31.6	58.1	18.5
Cash provided by (used in) investing activities:
Capital expenditures	(28.5)	(23.0)	(21.2)
Acquisitions	(45.1)	(5.8)	—
Net cash proceeds from divestitures and asset sales	2.4	0.5	0.8

Net cash used in investing activities	(71.2)	(28.3)	(20.4)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	286.4	307.0	275.2
Repayments of revolving credit	(275.6)	(325.1)	(225.3)
Borrowings on long-term debt	53.1	20.1	125.5
Repayments on long-term debt	(120.2)	(7.1)	(8.0)
Issuances of Common Stock	121.8	0.3	0.6
Common Stock issuance costs	(9.6)	—	—
Repurchases of Common Stock	—	(0.3)	(0.9)
Excess tax benefit from employee stock plans	0.4	0.1	—
Payment of deferred financing costs	(1.0)	(2.0)	(5.6)
Dividends paid	(17.3)	(37.7)	(127.9)

Net cash provided by (used in) financing activities	38.0	(44.7)	33.6
Effect of exchange rates on cash	(0.1)	(0.8)	0.5

Net increase (decrease) in cash and cash equivalents	(1.7)	(15.7)	32.2
Cash and cash equivalents at beginning of year	26.1	41.8	9.6

Cash and cash equivalents at end of year	$24.4	$26.1	$41.8

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$43.7	$37.7	$32.8
Income taxes	8.4	7.7	10.1
Noncash investing and financing activities:
Common Stock issued for employee stock plans	$0.5	$0.4	$0.8
Acquisitions – liabilities assumed	3.3	0.6	—

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Senior Convertible Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning of year	$—	$—	$—
Initial public offering	0.2	—	—

Balance at end of year	$0.2	$—	$—

Additional paid-in capital
Balance at beginning of year	$10.4	$10.7	$15.8
Initial public offering	111.1	—	—
Employee stock plans	0.9	—	2.8
Treasury stock retired and cancelled	—	(0.3)	(19.1)
Common Stock subject to redemption	—	—	11.2

Balance at end of year	$122.4	$10.4	$10.7

Receivable from Director
Balance at beginning and end of year	$(0.6)	$(0.6)	$(0.6)

Retained deficit
Balance at beginning of year	$(200.7)	$(172.9)	$(53.7)
Net income	15.2	9.9	9.6
Common Stock dividends	(21.0)	(8.7)	(25.4)
Preferred Stock dividends	—	(29.0)	(77.5)
Treasury stock retired and cancelled	—	—	(25.9)

Balance at end of year	$(206.5)	$(200.7)	$(172.9)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	$5.3	$13.6	$8.0
Change in currency translation adjustment	10.3	(8.3)	5.6

Balance at end of year	15.6	5.3	13.6
Additional minimum pension liability:
Balance at beginning of year	(20.1)	(17.6)	(14.5)
Change in pension liability, net of tax	5.0	(2.5)	(3.1)
Adoption of SFAS No. 158, net of tax of $12.6	15.1	—	—

Balance at end of year	—	(20.1)	(17.6)
Unrecognized pension transition asset:
Balance at beginning of year	—	—	—
Adoption of SFAS No. 158, net of tax of $0.7	1.7	—	—

Balance at end of year	1.7	—	—
Unrecognized pension prior service cost:
Balance at beginning of year	—	—	—
Adoption of SFAS No. 158, net of tax of $0.3	0.4	—	—

Balance at end of year	0.4	—	—
Unrecognized pension net loss:
Balance at beginning of year	—	—	—
Adoption of SFAS No. 158, net of tax of $13.6	(24.2)	—	—

Balance at end of year	(24.2)	—	—

Total balance at end of year	$(6.5)	$(14.8)	$(4.0)

Treasury stock
Balance at beginning of year	$(1.0)	$(1.3)	$(44.1)
Purchases	(0.4)	(0.8)	(3.0)
Employee stock plans	—	0.4	0.8
Retired and cancelled	—	0.7	45.0

Balance at end of year	$(1.4)	$(1.0)	$(1.3)

Total stockholders deficit – end of year	$(92.4)	$(206.7)	$(168.1)

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent Company of Koppers Inc. – On November 12, 2004, Koppers Holdings Inc. (formerly known as KI Holdings Inc.) was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of Koppers Holdings. In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Inc., formerly known as Koppers Industries, Inc., and its subsidiaries on a consolidated basis for periods up until November 18, 2004 and Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis for periods from and including November 18, 2004, when Koppers Holdings became the parent of Koppers Inc.. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. as of December 31, 2006. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Koppers Holdings’ Senior Discount Notes due 2014. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Koppers Inc.’s Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. As of December 31, 2006 and 2005, dividends available to be declared based on covenant restrictions amounted to $121.9 million and $14.6 million, respectively.

Business Description – The Company is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber, and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote and other wood treatment chemicals, carbon black (and carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride (“PAA”) is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote and wood treatment chemicals are used in the protection of timber products against insects, fungal decay and weathering. Carbon black (and carbon black feedstock) is used in the production of rubber tires. Furnace coke is used in the production of steel.

The Company’s Railroad & Utility Products segment provides various products and services to railroads, including crossties (both wood and concrete), track panels and switch pre-assemblies and disposal services. The segment also supplies treated wood poles to electric and telephone utilities and provides products to, and performs various wood treating services for construction and other commercial applications.

Initial Public Offering – The Company completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold by the Company’s shareholders in connection with the IPO and the related over-allotment option. The Company received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

2. Summary of Significant Accounting Policies

Principles of consolidation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated. The Company’s investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations.

Use of estimates – Accounting principles generally accepted in the U.S. require management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies on the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from these estimates.

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are generally translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(0.8) million, $0.3 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue recognition – The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, revenue is recognized at the point of destination. Shipping and handling costs are included as a component of cost of sales.

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of SEC Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2006, 2005 and 2004 amounted to $113.0 million, $100.9 million and $103.0 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.5 million in 2006, $2.8 million in 2005 and $2.2 million in 2004.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less.

Accounts receivable – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.3 million and $0.7 million as of December 31, 2006 and 2005, respectively.

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding furnace coke and miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 51% and 46% of the FIFO inventory value at December 31, 2006 and 2005, respectively.

Property, plant & equipment – Property, plant and equipment are recorded at purchased cost and include improvements which significantly increase capacities or extend useful lives of existing plant and equipment. Depreciation expense is calculated by applying the straight-line method over estimated useful lives. Estimated useful lives for buildings generally range from 10 to 20 years and depreciable lives for machinery and equipment generally range from 3 to 10 years. Net gains and losses related to asset disposals are recognized in earnings in the period in which the disposal occurs. Routine repairs, replacements and maintenance are expensed as incurred.

The Company periodically evaluates whether current facts and circumstances indicate that the carrying value of its depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices.

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2006 and 2005 and determined there was no impairment of goodwill.

Identifiable intangible assets, other than goodwill, are recorded at cost. Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives.

Deferred income taxes – Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in earnings in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations.

Insurance – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2006 and 2005, the Company reversed $1.5 million and $2.8 million, respectively, of insurance loss reserves as a result of favorable loss trends related to self-insured claims. Such reversals increased operating profit in both periods. Insurance loss reserves accrued at December 31, 2006 and 2005 totaled $11.9 million and $11.7 million, respectively.

Derivative financial instruments – The Company uses forward exchange contracts to hedge exposure to currency exchange rate changes on transactions and other commitments denominated in a foreign currency. Contracts are generally written on a short-term basis and are not held for trading or speculative purposes. The Company recognizes the fair value of the forward contracts as an asset or liability at each reporting date. Because the Company has not elected to designate the forward exchange contracts for hedge accounting treatment, changes in the fair value of the forward exchange contracts are recognized immediately in earnings.

During 2004, the Company entered into an interest rate swap agreement to convert the fixed rate on a portion ($50.0 million) of the Senior Secured Notes to a floating rate based on six-month LIBOR rates plus a specified spread. The swap agreement matures in October 2013 and requires semiannual cash settlements of interest paid or received. The differential between the interest paid or interest received from semi-annual settlements are recorded as an adjustment to interest expense. The effect of the swap for the year ended December 31, 2006 was an increase in interest expense of approximately $0.3 million and for the year ended December 31, 2005 was a reduction in interest expense of approximately $0.5 million. The swap hedges the Company’s exposure related to changes in interest rates on the fair value of the Company’s fixed rate debt. The swap is accounted for as a fair value hedge and has been determined to have no ineffectiveness as the critical terms of the swap are aligned with the hedged item. Any changes in the fair value of the swap are offset by an equal and opposite change in the fair value of the hedged item, therefore there is no net impact on reported earnings. Accordingly, the principal amount of the Senior Secured Notes subject to the interest rate swap is adjusted to fair value. The fair value of the swap agreement at December 31, 2006 and 2005 was a liability of $2.4 million and $2.2 million, respectively, which is recorded in other long-term liabilities in the balance sheet.

Asset retirement obligations – Asset retirement obligations are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset when sufficient information is available to estimate fair value. The capitalized costs are subsequently charged to depreciation expense over the estimated useful life of the related long-lived asset. The fair value of the obligation is determined by calculating the discounted value of expected future cash flows and accretion expense is recorded each month to ultimately increase this obligation to full value.

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges.

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2006 and 2005:

(Dollars in millions)	2006	2005
Asset retirement obligation at beginning of year	$22.3	$28.1
Accretion expense	1.7	1.6
Revision in estimated cash flows	0.3	(1.9)
Expenses incurred	(7.6)	(5.5)
Acquisition	3.3	—

Asset retirement obligation at end of year	$20.0	$22.3

Litigation & contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Environmental liabilities – The Company accrues for remediation costs and penalties when the responsibility to remediate is probable and the amount of related cost is reasonably estimable. If only a range of potential liability can be estimated and no amount within the range is more probable than another, the accrual is recorded at the low end of that range. Remediation liabilities are discounted if the amount and timing of the cash disbursements are readily determinable.

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The changes in the deferred revenue for the three years ended December 31, 2006 are as follows:

(Dollars in millions)	2006	2005	2004
Deferred revenue at beginning of year	$8.1	$6.2	$5.7
Deferred revenue for sales of extended warranties – current year	1.5	2.5	1.1
Revenue earned	(1.2)	(0.6)	(0.6)

Deferred revenue at end of year	$8.4	$8.1	$6.2

Stock-based Compensation – The Company has sponsored various stock-based employee compensation plans which are described more fully in Note 7. Through December 31, 2005, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the impact on earnings and earnings per share if the Company had accounted for all outstanding option grants according to the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2005	2004
Net income as reported	$9.9	$9.6
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	0.1	0.1

Pro forma net income	$9.8	$9.5

Net loss per common share:
As reported:
Basic	$(6.58)	$(23.15)
Diluted	(6.58)	(23.15)
Pro forma reflecting SFAS No. 123:
Basic	$(6.61)	$(23.19)
Diluted	(6.61)	(23.19)

The fair value for options granted in 2002 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0 per cent; dividend yield of 5.0 per cent; volatility factor of 22 per cent; and an expected option life of 5 years.

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as compensation cost based on the grant date fair value of the award. The Company has elected the modified prospective application for adoption and the prior period financial statements have not been restated. As all stock option awards were fully vested and exercised prior to January 1, 2006, adoption of SFAS No. 123(R) did not have a material impact on the Company.

Reclassifications – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

3. New Accounting Guidance

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. The accounting standard also requires that the postretirement projected benefit obligation measurement date be December 31 for all plans. SFAS 158 does not change the amount of net periodic benefit expense otherwise included in net income under existing accounting standards. The Company adopted the funded status recognition provisions of SFAS 158 effective December 31, 2006 and recorded a charge to accumulated other comprehensive income, a component of stockholders’ deficit, of $7.0 million, net of tax. The Company will adopt the measurement date provisions of SFAS 158 effective January 1, 2007 for its one pension plan with a measurement date other than December 31. The Company expects the adoption of the measurement date provision of SFAS 158 will be an increase to opening retained deficit of approximately $0.1 million.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that will result from the adoption of SFAS 157.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Currently, the Company is in the process of evaluating its tax positions and does not expect that the adoption of FIN 48 will have a significant impact on its statement of operations or balance sheet.

4. Plant Closures and Business Dispositions

In June 2006, the Company sold its specialty track products business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. The Company recorded a loss on disposal, before tax, of $1.6 million which is recorded as a component of cost of sales. Sales contributed by the business unit for the year ended December 31, 2006 and December 31, 2005 were $3.2 million and $8.1 million, respectively. Operating profit (loss), excluding the loss on disposal, for the year ended December 31, 2006 and December 31, 2005 was ($0.6) million and $0.2 million, respectively.

In April 2006 the Company announced the cessation of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production were transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.2 million of severance charges in 2006 related to the termination of approximately 20 employees. Previously, the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

During 2005 the Company incurred charges of $0.8 million related to the closure of the Company’s wood treating facility in Montgomery, Alabama in September 2005. Of this amount, $0.3 million was for impairment, $0.3 million was for accelerated depreciation of fixed assets and $0.2 million was for severance charges. Additional costs related to the closure of the Montgomery facility totaled $0.9 million in 2006.

The Company has also closed other facilities in recent years, including its wood products plant in Hume, Australia in 2005. In the course of preparing the underlying land for sale during 2006, soil and groundwater contamination was discovered while performing environmental assessments. During 2006, total environmental charges related to the Hume property were $1.2 million.

All plant closures and business dispositions listed above relate to the Company’s Railroad & Utility Products segment.

5. Business Combinations

Reilly acquisition

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases, pitch melting assets and a non-compete agreement. The Company has integrated the additional tar distillation production at its existing facilities in the U.S. Results of operations for the year ended December 31, 2006, included the business acquired from Reilly from the date of acquisition. Net sales from the date of acquisition to December 31, 2006 totaled $55.8 million.

The aggregate purchase price was $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group, cash and a payable to Reilly for working capital adjustments. The aggregate purchase price also includes $0.2 million of transaction costs. The following table is a summary of the allocated purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals were obtained to determine the fair value of the identifiable intangible assets subject to amortization.

(Dollars in millions)	Allocated Purchase Price
Acquired assets:
Inventory		$12.0
Property, plant and equipment		4.3
Identifiable intangible assets subject to amortization:
Customer contracts (10-year useful life)	$6.9
Non-compete agreement (3-year useful life)	0.2	7.1

Goodwill		25.0

Total assets acquired		48.4
Acquired liabilities:
Asset retirement obligations		3.3

Net assets acquired		$45.1

Asset retirement obligations are associated with cleaning costs for leased and owned rail cars and the removal and disposal of residue from storage tanks located on leased property. The $25.0 million of goodwill was assigned to the Carbon Materials & Chemicals segment. The total amount of purchase price allocated to goodwill, customer contracts and the non-compete agreement are being amortized for tax purposes over a 15-year period.

Lambson acquisition

In the second quarter of 2005, the Company’s subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson”). The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business for two years subsequent to the acquisition. The purchased assets consist primarily of certain assets related to production (excluding land) totaling $6.3 million and customer contracts and a non-compete agreement totaling $4.9 million. Additionally, approximately $0.6 million of liabilities were assumed. The customer contracts and non-compete agreement are being amortized over a five-year and a three-year period, respectively.

Operating results are included in the statement of operations from the acquisition date forward. Net sales for the year ended December 31, 2005 amounted to $11.2 million.

6. Earnings and Dividends per Common Share

Prior to the conversion of the senior convertible preferred stock into shares of common stock (see Note 1), earnings per common share were based on the distributed and undistributed net income (loss) to common stockholders in accordance with Emerging Issues Task Force No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128. In accordance with its guidance, the senior convertible preferred stock did not participate in undistributed net losses. Accordingly, all undistributed net losses were allocated to the Company’s common shareholders for purposes of calculating earnings per share.

Diluted earnings per common share assumed that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend requirements and outstanding common shares adjusted accordingly. It also assumed that outstanding common shares were increased by shares issuable upon vesting of restricted stock and exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The senior convertible preferred stock and restricted stock was not included in the computation of diluted earnings per share for the years ended December 31, 2005 and 2004 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars in millions, except share amounts, in thousands, and per share amounts)	2006	2005	2004
Numerators for basic and diluted:
Net income (loss) applicable to common shares	$15.2	$(19.1)	$(67.9)
Denominators for basic earnings per common share:
Weighted-average common shares outstanding	19,190	2,907	2,932
Effect of dilutive securities:
Convertible preferred shares	759	—	—
Restricted stock	155	—	—

Dilutive potential common shares	914	—	—

Denominators for diluted earnings per common share	20,104	2,907	2,932

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.79	$(6.58)	$(23.15)
Diluted earnings (loss) per common share	0.75	(6.58)	(23.15)

In 2006, 2005 and 2004 the Company declared dividends of $1.30, $3.19 and $8.51 per share, respectively, to common shareholders. Prior to the conversion of preferred stock into common shares on a 3.9799-for-one basis, the Company declared dividends of $12.68 per share in 2005 and $33.85 per share in 2004 to preferred shareholders.

7. Stock-based Compensation

In December 2005, the Company’s board of directors and shareholders adopted the 2005 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which we refer to collectively as the awards. No stock options or other awards were granted under the LTIP as of December 31, 2006.

In August 2004 Koppers Inc. granted 537,287 restricted stock units to certain officers which vest annually at a rate of 20% per year. The Company also issued 31,889 common shares to certain executive officers which vested immediately. In accordance with SFAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. The fair value of the restricted stock units and issued common shares is the market price of the underlying common stock on the date of grant.

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.4	$0.4	$0.7
Less related income tax benefit	0.1	0.1	0.3

Decrease in net income	$0.3	$0.3	$0.4

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2006	322,372	$3.30
Vested	(107,457)	$3.30

Non-vested at December 31, 2006	214,915	$3.30

At December 31, 2006, total compensation expense not yet recognized for non-vested stock awards is $0.6 million. This amount will be recognized as a charge to income ratably over the following 23 months.

8. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
(Dollars in millions)	2006	2005	2004
Current:
Federal	$0.7	$0.1	$—
State	—	0.1	0.1
Foreign	7.8	6.2	8.1

Total current tax provision	8.5	6.4	8.2
Deferred:
Federal	(2.8)	4.2	3.6
State	0.2	(0.3)	1.7
Foreign	0.1	0.3	(0.2)

Total deferred tax provision (benefit)	(2.5)	4.2	5.1

Total income tax provision	$6.0	$10.6	$13.3

Income before income taxes for 2006, 2005 and 2004 included $26.7 million, $22.4 million and $26.9 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	3.7	4.4
Taxes on foreign income	10.9	7.5	9.2
Non-conventional fuel tax credits	(22.0)	—	—
Non-deductible fines and penalties	1.8	6.0	—
Deferred tax adjustments	(1.2)	3.8	—
Change in tax contingency reserves	—	(2.3)	—
Change in valuation allowance	—	(5.7)	—
Other	(0.9)	(1.0)	2.0

	25.4%	47.0%	50.6%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2006 consolidated retained earnings of the Company included approximately $27.6 million of undistributed earnings from these investments.

Non-conventional Fuel Tax Credits

The Company earns non-conventional fuel tax credits as a result of the production and sale of coke and coke gas at its 95 percent-owned facility in Monessen, Pennsylvania. Until December 2006, federal tax law contained a phase-out provision that reduced or eliminated the non-conventional fuel tax credit if the reference price of oil was within (or exceeded) a phase-out range. The application of the phase-out provision, however, was revised to no longer apply to facilities producing coke or coke gas otherwise eligible for the credit by the Tax Relief and Health Care Act of 2006, which was passed by Congress and signed into law by the President in December 2006. This revision applied to coke or coke gas produced and sold after December 31, 2005, allowing the Company to earn tax credits for the entire 2006 year without having the credits be subject to the phase-out. The Company recognized non-conventional fuel tax credits of $5.2 million in 2006.

Under current tax law, the non-conventional fuel tax credit is now part of the general business credit. As such, to the extent the credits are not used in the tax year they are generated, the credits may be carried back one year and carried forward 20 years. The non-conventional fuel tax credit provisions of the Internal Revenue Code applicable to products produced at our coke facility expire at the end of 2009.

Koppers China Tax Holiday and New Joint Venture

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60% owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50% reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on the Company’s net income for the years ended December 31, 2006, 2005 and 2004 were approximately $0.3 million, $1.0 million and $0.7 million, respectively. Assuming Koppers China remains profitable, the tax holiday will expire on January 1, 2009.

China’s government is expected to approve significant tax reform in 2007. Under this potential new law, China’s dual tax system for domestic enterprises and foreign investment enterprises would be effectively replaced by a unified system. It is expected that transition rules under China’s potential new tax law should permit the Company’s 60% owned joint venture to effectively utilize the tax benefits that remain under its tax holiday through 2008.

In December 2006, the Company entered into a joint venture agreement with two Chinese companies to construct a state-of-the-art tar distillation facility in the Hebei Province near the Jingtang Port. The Company will own a 30% interest in the joint venture, which is expected to be licensed in 2007 and begin production in 2008. It is expected that transition rules included in China’s potential new tax regime may allow the Company’s new joint venture to qualify for tax relief as a foreign investment enterprise.

Taxes Excluded from Net Income

The amount of income tax benefit or (provision) included in comprehensive income but excluded from net income relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $0.1 million in 2006 and to reflect minimum pension liabilities for 2005 and 2004 was $1.7 million and $1.5 million, respectively.

The amount of income tax benefit included in stockholders’ deficit but excluded from net income relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes for 2006 and 2004 was $0.4 million and $0.1 million, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in millions)	2006	2005
Deferred tax assets:
Pension and other postretirement benefits obligations	$17.2	$18.4
Alternative minimum tax credits	13.5	13.5
Reserves, including insurance and deferred revenue	11.8	11.1
Accrued but unpaid interest	10.0	5.0
Asset retirement obligations	6.7	8.2
Excess tax basis on Koppers Australia assets	6.4	7.7
Net operating loss benefit	5.9	14.9
Non-conventional fuel tax credits	4.5	—
Book/tax inventory accounting differences	4.0	3.1
Accrued vacation	3.0	2.2
Capital loss benefit	2.0	2.0
Other	2.3	1.4
Valuation allowance	(7.0)	(7.2)

Total deferred tax assets	80.3	80.3
Deferred tax liabilities:
Tax over book depreciation and amortization	9.5	11.5
Partnership basis difference	6.5	6.9
Other	3.6	4.8

Total deferred tax liabilities	19.6	23.2

Net deferred tax assets	$60.7	$57.1

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $5.0 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no benefit.

The Company has a state net operating loss benefit of $5.9 million, which will expire from 2007 to 2026. The Company also has an alternative minimum tax credit carryforward of approximately $13.5 million that has no expiration date and a non-conventional fuel tax credit of $4.5 million that will expire at the end of 2026.

9. Segment Information

The Company has two reportable operating segments: Carbon Materials & Chemicals and Railroad & Utility Products. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote and other wood treatment chemicals, carbon black (and carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride (“PAA”) is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote and wood treatment chemicals are used in the protection of timber products against insects, fungal decay and weathering. Carbon black (and carbon black feedstock) is used in the production of rubber tires. Furnace coke is used in the production of steel.

The Company’s Railroad & Utility Products segment provides various products and services to railroads, including crossties (both wood and concrete), track panels and switch pre-assemblies and disposal services. The segment also supplies treated wood poles to electric and telephone utilities and provides products to, and performs various wood treating services for construction and other commercial applications.

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other income, interest expense or income taxes. Operating profit also excludes the operating costs of Koppers Holdings Inc., the parent company of

Koppers Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Results of Segment Operations

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Revenues from external customers:
Carbon Materials & Chemicals	$725.9	$613.6	$553.4
Railroad & Utility Products	433.6	416.6	399.1

Total	$1,159.5	$1,030.2	$952.5

Intersegment revenues:
Carbon Materials & Chemicals	$52.7	$38.2	$32.1
Railroad & Utility Products	—	—	—

Total	$52.7	$38.2	$32.1

Depreciation & amortization:
Carbon Materials & Chemicals	$25.6	$23.7	$24.2
Railroad & Utility Products	7.6	8.4	8.4
Corporate	0.2	0.2	0.3

Total	$33.4	$32.3	$32.9

Operating profit:
Carbon Materials & Chemicals	$62.0	$48.1	$44.6
Railroad & Utility Products	23.9	26.3	19.4
Corporate (a)	(1.2)	(0.4)	0.4

Total	$84.7	$74.0	$64.4

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals	$64.5	$21.0	$12.3
Railroad & Utility Products	8.3	7.3	8.7
Corporate	0.8	0.5	0.2

Total	$73.6	$28.8	$21.2

(a)	Operating profit (loss) for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.

Assets and Goodwill by Segment

	December 31,
(Dollars in millions)	2006	2005
Assets:
Carbon Materials & Chemicals	$428.7	$342.1
Railroad & Utility Products	150.3	142.2

Segment assets	579.0	484.3
Deferred taxes	46.3	44.1
Deferred financing costs	11.1	16.1
Deferred charges	5.4	5.8
Other	7.6	1.5

Total	$649.4	$551.8

Goodwill:
Carbon Materials & Chemicals	$60.6	$33.8
Railroad & Utility Products	2.0	1.9

Total	$62.6	$35.7

Revenues and Long-lived Assets by Geographic Area

(Dollars in millions)	Year	Revenue	Long-lived assets
United States	2006	$693.6	$162.4
	2005	647.1	176.9
	2004	603.3
Australasia and Pacific Rim	2006	$217.4	$65.4
	2005	203.0	56.0
	2004	198.4
Europe	2006	$153.8	$26.5
	2005	126.8	28.0
	2004	111.5
Other countries	2006	$94.7	$—
	2005	53.3	—
	2004	39.3

Total	2006	$1,159.5	$254.3
	2005	1,030.2	260.9

	2004	952.5

Revenues from one customer of the Railroad & Utility Products segment represented approximately 10.4% of the Company’s consolidated revenues in 2006.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Carbon Materials & Chemicals:
Carbon pitch	$265.2	$201.7	$199.9
Phthalic anhydride	97.7	86.7	74.8
Creosote and carbon black feedstock	61.7	45.0	36.6
Furnace coke	61.4	60.5	48.0
Carbon black	36.3	27.6	28.0
Naphthalene	32.9	32.0	30.3
Other products	170.7	160.1	135.8

	725.9	613.6	553.4
Railroad & Utility Products:
Railroad crossties	286.9	269.9	247.0
Utility poles	75.0	71.7	70.7
Creosote	25.5	21.8	16.6
Other products	46.2	53.2	64.8

	433.6	416.6	399.1

Total	$1,159.5	$1,030.2	$952.5

10. Inventories

Inventories as of December 31, 2006 and 2005 were as follows:

	December 31,
(Dollars in millions)	2006	2005
Raw materials	$89.4	$73.7
Work in process	6.3	3.4
Finished goods	84.6	61.8

	180.3	138.9
Less revaluation to LIFO	23.9	18.9

Net	$156.4	$120.0

For the year ended December 31, 2005, liquidations of LIFO inventories of the Carbon Materials & Chemicals segment reduced cost of sales and increased operating profit by $0.8 million.

11. Equity Investments

The Company holds a 50% investment in KSA Limited Partnership, a concrete crosstie operation located in Portsmouth, Ohio. Equity in earnings and total dividends received for the three years ended December 31, 2006 were as follows:

(Dollars in millions)	Equity Income	Dividends Received
2006	$0.5	$0.8
2005	0.4	0.3
2004	0.3	0.5

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2006 and 2005 were as follows:

	December 31,
(Dollars in millions)	2006	2005
Land	$6.7	$6.3
Buildings	22.6	22.2
Machinery and equipment	518.2	483.6

	547.5	512.1
Less accumulated depreciation	388.2	359.7

Net	$159.3	$152.4

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $30.8 million, $30.8 million and $31.8 million, respectively.

13. Goodwill and Other Indentifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the year ended December 31, 2006 was as follows:

(Dollars in millions)	Carbon Materials & Chemicals	Railroad & Utility Products	Total
Balance at December 31, 2004	$36.5	$1.9	$38.4
Currency translation	(2.7)	—	(2.7)

Balance at December 31, 2005	33.8	1.9	35.7
Goodwill from acquisition	25.0	—	25.0
Currency translation	1.8	0.1	1.9

Balance at December 31, 2006	$60.6	$2.0	$62.6

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	Year Ended December 31,
	2006			2005
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts	$10.6	$3.4	$7.2	$3.3	$1.1	$2.2
Non compete agreements	1.6	0.9	0.7	1.2	0.3	0.9

Total	$12.2	$4.3	$7.9	$4.5	$1.4	$3.1

The customer contracts have estimated useful lives of 5 to 10 years and the non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $2.5 million and $1.4 million for the year ended December 31, 2006 and 2005, respectively. Estimated amortization expense for the proceeding five years is summarized below:

(Dollars in millions)	Estimated annual amortization
2007	$1.7
2008	1.0
2009	0.9
2010	0.7
2011	0.7

14. Debt

Debt at December 31, 2006 and December 31, 2005 was as follows:

(Dollars in millions, except interest rates)	Weighted Average Interest Rate	Maturity	December 31,
			2006	2005
Koppers Inc. revolving credit facility	7.12%	2009	$44.5	$35.0
Koppers Australia revolving credit facilities	7.61%	2007	6.1	5.7
Koppers Inc. term loans	7.10%	2009	52.0	9.5
Koppers Australia term loans	7.72%	2007-2010	3.4	1.6
Koppers Europe term loan	6.00%	2007	0.1	7.7
Senior Secured Notes	9 7/8%	2013	215.9	317.8
Senior Discount Notes	9 7/8%	2014	153.9	139.9

Total debt			475.9	517.2
Less short-term debt and current maturities of long-term debt			19.6	10.5

Long-term debt (excluding current portion)			$456.3	$506.7

Senior Discount Notes

In 2004, Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Discount Notes”). No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203.0 million, the principal amount due at maturity. Subsequent to November 19, 2009, cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Discount Notes are effectively subordinated to the Company’s existing and future secured indebtedness, and is structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of the Company’s subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

Senior Secured Notes

In 2003, Koppers Inc. issued $320.0 million of 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”). Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries. The Company used proceeds from its initial public offering to redeem $101.7 million principal amount of the Senior Secured Notes in March 2006.

The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities. The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. See Note 2 of the of the consolidated financial statements for additional information.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

Senior Secured Credit Facility

The Koppers Inc. credit agreement was amended in connection with the Company’s initial public offering in February 2006 and was subsequently amended in April 2006 in connection with the acquisition of certain assets of the carbon materials business of Reilly. The credit agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $59.0 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2006, the Company had $61.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2006, $20.3 million of commitments were utilized by outstanding letters of credit. In addition, as of December 31, 2006, the Company had outstanding term loans of $52.0 million under the credit facility.

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

At December 31, 2006 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2007	$19.6
2008	12.8
2009	73.3
2010	0.4
2011	—
Thereafter	421.3

Total maturities	527.4
Future accretion on Discount Notes	(49.1)
Fair market value of interest rate swap on Senior Secured Notes	(2.4)

Total debt	$475.9

Deferred financing costs associated with the credit facilities, the issuance of the Discount Notes and the issuance of Senior Secured Notes totaled $18.6 million and $21.3 million at December 31, 2006 and 2005, respectively, and are being amortized over the life of the related debt. Unamortized deferred financing costs (net of accumulated amortization of $7.5 million and $5.2 million at December 31, 2006 and 2005, respectively) were $11.1 million and $16.1 million at December 31, 2006 and 2005, respectively, and are included in other assets.

The redemption of a portion of the Senior Secured Notes from the proceeds of the initial public offering resulted in the write-off of deferred financing costs of $3.2 million. This decrease was partially offset by additional deferred financing costs of $0.5 million incurred from amendments to the credit facilities during 2006.

15. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2007	$21.1
2008	18.6
2009	14.2
2010	11.8
2011	5.8
Thereafter	3.5

Total	$75.0

Operating lease expense for 2006, 2005 and 2004 was $26.4 million, $26.2 million and $29.0 million, respectively.

16. Pensions and Post-retirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for two domestic non-qualified defined benefit pension plans for certain key executives.

Substantially all U.S. employees are eligible to participate in a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The plan provides for matching contributions of 50% of the first 6% of employee compensation contributed to the plan for salaried employees. Currently for hourly employees, the matching contribution is 100% of the first 1% plus 50% of the next 2% of contributions. The Company’s contributions amounted to $1.2 million in 2006 and $1.0 million in both 2005 and 2004.

On November 2, 2006, the Company’s board of directors approved a freeze of the Company’s U.S. qualified and corresponding non-qualified defined benefit plans for salaried employees. Effective December 31, 2006, salaried employees will no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit plans for benefit purposes. In lieu of the reduction in benefits under the qualified defined benefit plan, the Company will provide, based on age and years of service, a uniform employer contribution of at least 3 percent and up to a maximum of 9 percent of salary to the salaried employee’s defined contribution plan. The Company will also continue to match contributions by salaried employees at an amount equal to 50 percent of the first 6 percent of compensation contributed by the employee.

The estimated net impact of these retirement plan changes is not expected to have a material impact on future expense or future funding for combined defined benefit and defined contribution plans in 2007. As a result of the freeze of one of the non-qualified pension plans, the Company incurred a pension curtailment loss of $1.7 million in the fourth quarter of 2006.

The Company also provides retiree medical insurance coverage and a life insurance benefit to most U.S. employees. The contributions by participants for health benefits are adjusted annually. The retiree medical plan, for most participants, provides for cost-sharing of medical insurance premiums between the participant and the Company. The cost-sharing amount is based upon years of service. The retiree medical plan provides that, for most participants, 100% of future increases in medical insurance premiums are borne by the participant. The retiree medical benefit is terminated when the retiree is eligible for Medicare.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s unfunded status. SFAS 158 does not change the amount of net periodic benefit expense otherwise included in net income under existing accounting standards. The adoption of SFAS 158 resulted in an additional recognized net postretirement liability of $10.4 million. The impact of adoption was reflected as an adjustment to the ending balance of accumulated other comprehensive income and totaled $7.0 million, net of tax of $3.4 million.

The following table shows the impact on balance sheet line items of adopting SFAS 158 as of December 31, 2006 as compared to pension and postretirement liabilities determined at December 31, 2006 under prior accounting rules:

	December 31, 2006
(Dollars in millions)	Before adoption of SFAS 158	Adjustments	After adoption of SFAS 158
Assets:
Deferred tax benefit—current	$18.3	$(3.2)	$15.1
Deferred tax benefit—noncurrent	38.5	7.1	45.6
Other assets	28.9	0.8	29.7
Liabilities:
Accrued liabilities	$70.4	$(6.8)	$63.6
Accrued postretirement benefits	31.9	18.5	50.4
Stockholders deficit:
Accumulated other comprehensive income:
Additional minimum liability, net of tax	$(15.1)	$15.1	$—
Unrecognized transition asset, net of tax	—	1.7	1.7
Unrecognized prior service cost, net of tax	—	0.4	0.4
Unrecognized net losses, net of tax	—	(24.2)	(24.2)

Net Periodic Pension Cost:

Net periodic pension cost for 2006 and 2005 were as follows:

	December 31,
	Pension Benefits		Other Benefits
(Dollars in millions)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$5.0	$4.8	$0.2	$0.3
Interest cost	9.9	9.6	0.9	0.9
Expected return on plan assets	(10.6)	(9.6)	—	—
Amortization of prior service cost	0.4	0.4	(0.3)	(0.3)
Amortization of net loss	2.5	2.2	0.1	0.2
Amortization of transition asset	(0.4)	(0.4)	—	—
Curtailment loss	1.7	—	—	—

Net periodic benefit cost	$8.5	$7.0	$0.9	$1.1

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $(0.2) million, $1.9 million and $(0.4) million for all plans in 2007.

The change in the funded status of the pension and postretirement plans as of December 31, 2006 and December 31, 2005 is as follows:

	December 31,
	Pension Benefits		Other Benefits
(Dollars in millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$184.8	$173.5	$17.5	$16.3
Service cost	5.0	4.8	0.2	0.3
Interest cost	9.9	9.6	0.8	0.9
Plan participants’ contributions	0.3	0.4	—	—
Actuarial losses	2.7	10.2	(1.8)	1.6
Plan amendments	(2.3)	—	—	(0.1)
Currency translation	7.2	(5.2)	—	—
Benefits paid	(7.5)	(8.5)	(1.3)	(1.5)

Benefit obligation at end of year	200.1	184.8	15.4	17.5
Change in plan assets:
Fair value of plan assets at beginning of year	135.4	124.0	—	—
Actual return on plan assets	17.9	12.5	—	—
Employer contribution	13.3	11.3	1.3	1.5
Plan participants’ contributions	0.3	0.4	—	—
Currency translation	6.2	(4.3)	—	—
Benefits paid	(7.5)	(8.5)	(1.3)	(1.5)

Fair value of plan assets at end of year	165.6	135.4	—	—

Funded status of the plan	$(34.5)	(49.4)	$(15.4)	(17.5)

Unrecognized transition asset		(2.3)		—
Unrecognized actuarial loss		43.6		4.5
Unrecognized prior service cost		2.4		(1.3)

Net amount recognized		$(5.7)		$(14.3)

Amounts recognized in the balance sheet under SFAS 158 consist of:
Noncurrent assets	$1.9		$—
Current liabilities	0.1		1.3
Noncurrent liabilities	36.3		14.1
Amounts recognized in the balance sheet under prior accounting rules consist of:
Prepaid pension benefit		$0.3		$—
Intangible asset		1.0		—
Accrued benefit liability		(39.7)		(14.3)
Accumulated other comprehensive income, before tax		32.7		—

Net amount recognized		$(5.7)		$(14.3)

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$189.1	$175.6
Accumulated benefit obligation	179.5	164.8
Fair value of plan assets	152.8	125.1

The measurement date for the U.S. and Australian pension and postretirement assets and obligations is December 31 for each respective year. The measurement date for the United Kingdom pension plan is October 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2006 and as of December 31, 2005 was $190.2 million and $173.8 million, respectively.

Expected Contributions for the 2007 Fiscal Year

The expected contributions by the Company for 2007 are estimated to be $8.4 million for pension plans and $1.3 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

(Dollars in millions)	Pension Benefits	Other Benefits
2007	$9.9	$1.3
2008	9.7	1.3
2009	10.7	1.3
2010	11.3	1.4
2011	11.0	1.3
2012 – 2016	65.0	6.2

Weighted-average assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.68%	5.53%	5.90%	5.65%
Expected return on plan assets	7.72	7.73
Rate of compensation increase	3.25	3.16
Initial medical trend rate			12.00	12.00

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

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.72% long-term rate of return on assets assumption.

Investment Strategy

The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a high return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy currently targets a 75% allocation to equity securities and a 25% allocation to debt securities. For non-U.S. pension plans, various asset allocation strategies weighted toward equity and debt securities are in place.

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2006	2005
Equity securities	72.0%	64.0%
Debt securities	25.6	33.3
Other	2.4	2.7

	100.0%	100.0%

Prior to the adoption of SFAS 158, the Company recognized a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders’ equity. The Company recorded additional benefit liabilities of $32.7 million as of December 31, 2005. Intangible assets of $1.0 million and stockholders’ equity reductions, net of income taxes, of $20.1 million, were recorded as of December 31, 2005.

Health Care Cost Trend Rates

The 2006 initial health care cost trend rate is assumed to be 12.0% and is assumed to decrease gradually to 5.0% in 2013 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$—	$—
Postretirement benefit liability	0.5	(0.5)

Incentive Plan

The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $4.9 million in 2006, $5.4 million in 2005 and $4.9 million in 2004.

17. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2006 is as follows:

	Year Ended December 31,
(Shares in thousands)	2006	2005	2004
Senior Convertible Preferred Stock:
Balance at beginning of year	2,288	2,288	2,288
Converted into Common Stock	(2,288)	—	—

Balance at end of year	—	2,288	2,288

Common Stock:
Balance at beginning of year	2,945	3,222	11,751
Conversion of Senior Convertible Preferred Stock	9,108	—	—
Initial public offering	8,700	—	—
Issued for employee stock plans	114	—	428
Retired and cancelled	(17)	(277)	(8,957)

Balance at end of year	20,850	2,945	3,222

Treasury Stock:
Balance at beginning of year	(22)	(130)	(8,463)
Shares repurchased	(115)	(276)	(823)
Issued for employee stock plans	—	107	199
Retired and cancelled	17	277	8,957

Balance at end of year	(120)	(22)	(130)

Common Stock subject to redemption

At December 31, 2005 there were approximately 0.1 million shares of common stock subject to the redemption provisions of the Stockholders’ Agreement; the Company had committed to redeem these shares prior to the effectiveness of the amendment eliminating the mandatory redemption provision. The remaining liability is classified as accrued liabilities on the balance sheet at December 31, 2005. As of December 31, 2006, all common stock subject to redemption had been redeemed by the Company.

Receivable from Director for purchase of Common Stock

In October 1999, a Director of the Company purchased 220,065 shares of common stock of the Company for $0.9 million. Of this amount, 140,467 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. This receivable is separately classified in stockholders deficit. In the event that the Director no longer serves on the board of directors, the loan must be repaid.

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

18. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
(Dollars in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Cash and cash equivalents	$24.4	$24.4	$26.1	$26.1
Investments and other assets (a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$507.3	$475.9	$539.1	$517.2
Other long-term liabilities	2.4	2.4	2.2	2.2

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies.

Long-term debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of the revolving credit facilities and term loans approximate carrying value due to the variable rate nature of these instruments.

Investments and other long-term liabilities – The Company entered into an interest rate swap agreement to convert notional amounts of $50.0 million of fixed-interest rate debt, the Senior Secured Notes, to floating-interest rate debt. This interest rate swap is further described in Note 2.

19. Commitments and Contingent Liabilities

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Government Investigations. In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”) and a number of other corporate and individual defendants. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Limited, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

In February 2006, the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”) which was subsequently approved by the New Zealand High Court on April 6, 2006. The Cooperation Agreement provided, among other things, that KANZ, KAI and Koppers Australia cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC discontinue all proceedings against Koppers Australia and that the NZCC assess penalties against KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Commerce Act”). Total accruals in 2006 and 2005 for the penalties, costs and proposed settlements of other certain contingent liabilities totaled $3.0 million of which $2.6 million was paid in the second quarter of 2006. As ordered by the High Court, the NZCC has discontinued all proceedings against Koppers Australia.

In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including KANZ, KAI, Koppers Australia and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the Commerce Act. Timtech is seeking damages against all defendants in the amount of $3.3 million plus exemplary damages and pre-judgment interest in an unspecified amount. The Company has not provided a reserve for this lawsuit because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Although the case will be vigorously defended, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. It is possible that other civil claims could be filed against the Company. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania, Indiana and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. The first of these cases was filed in April 2000 and the most recent was filed in January 2007. There are a total of 33 cases filed in state court in Pennsylvania, one case filed in state court in Indiana and two cases filed in state court in Texas. There are currently 72 plaintiffs in these cases who are making claims against the Company. The complaints applicable to 56 of the plaintiffs allege that they are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000) with two of these plaintiffs seeking damages in an amount not to exceed $10.0 million. The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. has also been served with complaints in 13 cases involving 65 plaintiffs who allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases. In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company (the “BNSF”), Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint sought to recover compensatory and punitive damages in excess of the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. In November 2006, these cases were voluntarily dismissed by the plaintiffs. However, it is possible that these cases will be re-filed by the plaintiffs in the same or a different jurisdiction.

In September 2006 and October 2006, the Company was served with two other cases involving similar allegations relating to the Somerville, Texas plant. These cases were filed in state court in Burleson County, Texas. The BNSF has also been named as a defendant in both cases. The September 2006 case presently has 28 plaintiffs (six of whom have claims only against the BNSF) and the October 2006 case has one plaintiff. All of the plaintiffs seek to recover special, exemplary and actual damages.

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

Grenada—All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see “Grenada—State Court Cases” below) and in federal court in Mississippi (see “Grenada—Federal Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see “Grenada—Federal Court Cases” below), the Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20% of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. The Company accrued its portion of the verdict in the first quarter of 2006. Koppers Inc. has appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. Koppers Inc. filed its brief with the Court of Appeals in February 2007. Oral argument has not yet been scheduled by the Court of Appeals. The remaining 11 trials have been stayed pending the appeal by Koppers Inc. of the judgment entered in the first case.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

Grenada—State Court Cases. The state court cases currently include a total of approximately 210 plaintiffs. However, the attorney for the plaintiffs has filed a motion to withdraw as counsel for approximately 48 plaintiffs. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that all pending state court cases filed in counties other than Grenada County be severed and transferred to Grenada County before they may be pursued. Plaintiffs’ counsel has commenced the process to transfer ten such cases to Grenada County, but has not commenced the process to transfer the remaining cases. Until the transfer of the cases is completed, discovery in the cases will remain stayed. Discovery is proceeding with respect to approximately 54 of the 210 state court plaintiffs.

With respect to the state court case that was originally filed on behalf of 102 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with seven new plaintiffs) have filed their individual complaints in Grenada County and discovery in their cases is proceeding. These plaintiffs are included in the total of approximately 210 plaintiffs shown above.

Legal Reserves Rollforward

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Balance at beginning of year	$3.1	$0.8	$0.3
Expense	0.8	2.7	0.5
Cash expenditures	(2.6)	(0.4)	—
Currency translation	(0.1)	—	—

Balance at end of year	$1.2	$3.1	$0.8

Expense for 2006 primarily consists of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter. Expense for 2005 consisted of $2.6 million for estimated penalties and costs related to the NZCC anti-trust litigation. Cash expenditures in 2005 and expense in 2004 related to the settlement of a breach of contract case related to the sale of vineyard trellises by a subsidiary of Koppers Australia.

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or Pre-Closing, acts or omissions of Beazer East or its predecessors, (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors,

(iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites currently owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $15.2 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East are currently in discussions that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Other Environmental Matters

Domestic Environmental Matters. Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group has not been finalized. Due to this lack of finalization and the preliminary stage of the PRP group’s involvement in the site and the assessment of the contamination remediation effort, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The preliminary results of the site investigation were received in the fourth quarter of 2006 and will be subject to further analysis and assessment by the Company, Beazer East and the IEPA before progressing to risk assessment. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

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

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities, of which four are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. In December 2006, the Company received information from Region 4 regarding alleged violations by the Company. The EPA has proposed an assessment amount totaling approximately $0.8 million for both the CWA consent termination described above and the alleged Region 4 violations. The Company has provided a reserve of $0.4 million which represents the Company’s best estimate of the cost to settle these matters.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. The Company has proposed to undertake certain engineering and capital improvements at a cost of approximately $1.5 million to address this matter. In December 2006, the Company reached a preliminary settlement of the fine with PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement at December 31, 2006.

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

Australasian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australasian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.3 million and the owner of the adjacent property will contribute $5.3 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. The Company has reserved its expected cost-sharing amount of $1.3 million at December 31, 2006.

Other Australasian environmental matters include soil and groundwater remediation at a former wood products facility in Hume, Australia. The soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.6 million and $2.0 million. The Company is currently working with local environmental authorities to determine the preferred method of remediation. The Company has reserved approximately $0.9 million for remediation costs at this site which represent its best estimate of groundwater and remaining soil remediation. Total reserves at December 31, 2006 include $2.6 million for these Australasian sites.

Environmental Reserves Rollforward

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Balance at beginning of year	$3.8	$4.7	$7.5
Expense	3.7	1.1	—
Reversal of reserves	(0.5)	—	—
Cash expenditures	(1.8)	(1.6)	(2.9)
Currency translation	0.4	(0.4)	0.1

Balance at end of year	$5.6	$3.8	$4.7

Expense for 2006 primarily included accruals of $1.2 million for soil and groundwater remediation at the Company’s former wood products facility in Hume, Australia, $0.6 million for estimated settlement costs related to the Company’s Clairton facility, $0.4 million for CWA assessments, $0.4 million for waste material disposal at certain Koppers Arch facilities in Australia and

New Zealand and $0.4 million for soil disposal costs at the Company’s facility in Port Clarence, UK. Reversals of reserves for 2006 included $0.4 million for estimated settlement costs related to the Company’s Clairton facility.

Expense for 2005 included $0.7 million for estimated soil remediation costs at the Company’s tar distillation facility in Newcastle, Australia. An additional $0.4 million of expense was for estimated settlement costs at the Clairton, Pennsylvania and Stickney, Illinois coal tar plants. Additional expenses totaling $0.3 million related to waste disposal and remediation costs at plants in Australia and the United Kingdom were offset by the reversal to profit of $0.3 million of reserves in our Danish operations as the result of the completion of a waste disposal project.

20. Related Party Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2006 and 2005. Clayton A. Sweeney, a Director of the Company who is also a shareholder, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2006 and 2005, the Company paid a total of $0.1 million each year in legal fees to this firm. Additionally, from 2002 to 2005 the Company redeemed from Mr. Sweeney a total of 290,385 shares for a total redemption amount of approximately $1.4 million.

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

On December 7, 2005, the board of directors of Koppers Inc. (with Mr. Cizik abstaining) voted to authorize the termination of the Consulting Agreement and to increase the annual compensation of the Non-Executive Chairman by $30,000 per year effective January 1, 2006. On December 23, 2005, Koppers Inc. and Mr. Cizik executed an agreement to terminate the Consulting Agreement, effective January 1, 2006. In connection with such termination, the Company and its subsidiary agreed to pay Mr. Cizik the sum of $600,000 on December 31, 2005 and Mr. Cizik agreed to continue to serve as a director for at least two years. Mr. Cizik will also remain as Non-Executive Chairman of Koppers Inc., but he will receive no additional compensation for such services. The termination of the Consulting Agreement will not affect the terms of Mr. Cizik’s interest-free loan or his stock ownership.

Advisory Services Agreement with Saratoga Partners III, L.P. The Company had an advisory and consulting agreement with Saratoga pursuant to which the Company paid a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga Director. In addition, Saratoga provided the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by the Company or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as to which the board of directors and Saratoga agreed. For such services, the Company paid Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2006 the Company paid Saratoga $0.3 million related to management fees. The advisory services agreement was terminated in February 2006 in conjunction with the completion of the Company’s initial public offering, and an affiliate of Saratoga Partners was paid a financial advisory services termination fee of $3.0 million in 2006.

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(Dollars in millions, except share and per share amounts	2006 (b)	2005	2006	2005	2006	2005	2006 (c)	2005
Statement of Operations data:
Net sales	$264.6	$232.0	$297.9	$266.3	$314.4	$269.6	$282.6	$262.3
Operating profit	16.0	14.8	21.7	21.1	32.1	22.0	14.9	16.1
Income from operations	(10.7)	2.7	10.7	8.5	20.6	9.2	3.1	2.2
Net income (loss)	(6.0)	0.6	5.0	4.2	12.4	4.6	3.8	0.5
Net income (loss) applicable to common shares	(6.0)	0.6	5.0	4.2	12.4	(22.2)	3.8	(1.7)
Common stock data:
Earnings (loss) per common share:
Basic	$(0.41)	$0.18	$0.24	$1.49	$0.60	$(7.78)	$0.18	$(0.61)
Diluted	(0.41)	0.04	0.24	0.35	0.59	(7.78)	0.18	(0.61)
Weighted average shares outstanding (in thousands):
Basic	14,556	2,994	20,654	2,860	20,672	2,851	20,729	2,923
Diluted	14,556	12,486	20,821	12,306	20,800	2,851	20,842	2,923
Dividends declared per common share	$0.79	$—	$0.17	$—	$0.17	$2.93	$0.17	$0.26
Price range of common stock: (a)
High	$20.45		$22.82		$20.60		$26.07
Low	15.75		17.00		15.65		17.99

(a)	From February 1, 2006, the date the common stock of Koppers Holdings Inc. was listed for trading on the New York Stock Exchange following the initial public offering.
(b)	In connection with the initial public offering of the Company, costs totaling $17.4 were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).
(c)	In the fourth quarter of 2006, the Company recorded charges totaling $2.8 million in connection with a pension curtailment loss for the termination of an executive pension plan and costs associated with a deferred compensation plan, offset by a tax benefit of $2.3 million related to the recognition of additional non-conventional fuel tax credits. With respect to the tax credits, legislation was passed which removed a phase-out provision that previously limited the level of tax credit able to be recognized by the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Management Report on page 42 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 44 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 and not otherwise set forth below is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of January 31, 2007. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	60	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Brian H. McCurrie	46	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
Steven R. Lacy	51	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Kevin J. Fitzgerald	54	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Thomas D. Loadman	52	Vice President and General Manager, Railroad Products & Services Division, Koppers Inc.
Ernest S. Bryon	61	Vice President, Business Development, Asia, Koppers Inc.
David Whittle	64	Vice President, European Operations, Koppers Inc.
Mark R. McCormack	47	Vice President, Australasian Operations, Koppers Inc.
Michael J. Mancione	40	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Leslie S. Hyde	46	Vice President, Safety and Environmental Affairs, Koppers Inc.
James T. Dietz	50	Vice President, European Operations-Designate, Koppers Inc.
M. Claire Schaming	53	Treasurer and Assistant Secretary, Koppers Holdings Inc. and Koppers Inc.

Mr. Turner was elected President and Chief Executive Officer in, and has been a director of Koppers Holdings since November 2004. He has been President and Chief Executive Officer and director of Koppers Inc. since February 1998.

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

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings in November 2004 and has been Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary of Koppers Inc. in July 2002.

Mr. Fitzgerald was appointed Senior Vice President, Global Carbon Materials and Chemicals in November 2006. Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials and Chemicals of Koppers Inc. in March 1998.

Mr. Loadman was elected Vice President and General Manager, Railroad Products & Services of Koppers Inc. in November 1994. Mr. Loadman is a member of the Railway Tie Association and American Wood Preservers Association.

Mr. Bryon was elected Vice President, Business Development, Asia for Koppers Inc. in December 2006. Mr. Bryon had been elected Vice President, Australasian Operation of Koppers Inc. and Managing Director, Koppers Australia Pty. Ltd. in October 1998.

Dr. Whittle was elected Vice President, European Operations of Koppers Inc. in May 2000. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute.

Mr. McCormack was elected Vice President, Australasian Operations for Koppers Inc. in November 2006. Mr. McCormack had been elected Vice President , Global Marketing, Sales and Development Group, Carbon Materials & Chemicals of Koppers Inc. in February 2002.

Mr. Mancione was elected Vice President, Carbon Materials and Chemicals, North America in November 2006. He has been with Koppers since its inception in 1988 and has held various positions in operations and marketing. Most recently, he was Manager, Marketing and Sales, Carbon Materials and Distillates, beginning in November 2004, and prior to that was Operations Manager, Railroad Products and Services beginning in 2002.

Ms. Hyde was elected Vice President, Safety and Environmental Affairs of Koppers Inc. in January 2005. Ms. Hyde joined Koppers Inc. in 1999 as Manager of the Environmental Department.

Mr. Dietz was elected Vice President-Designate, Koppers European Operations, in November 2006. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Operations Manager, Carbon Materials and Chemicals Division, beginning in March 1999.

Ms. Schaming was elected Treasurer and Assistant Secretary of Koppers Holdings in November 2004 and has been Treasurer and Assistant Secretary of Koppers Inc. since May 1992. Ms. Schaming is a certified cash manager.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement and is incorporated herein by reference.

The Board of Directors has determined that the Chair of the Audit Committee, James C. Stalder, is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The audit committee has approved and adopted a Code of Business Conduct and Ethics for all directors, officers and employees and a Code of Ethics Applicable to Senior Officers, copies of which are available on our website at www.koppers.com and upon written request by our shareholders at no cost. We will describe the date and nature of any amendment to our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers or any waiver (implicit or explicit) from a provision of our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers within four business days following the date of the amendment or waiver on our Internet website @ www.koppers.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Weighted-average price of outstanding non-vested shares	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	214,915	$—	2,149,147

(1)	Includes our Restricted Stock Unit Plan and our Long-Term Incentive Plan.

Other information required by Item 12 is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on Page 41.

(a)	2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 88. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a)	3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 7, 2006).

4.1	Indenture, by and among Koppers Inc., the Subsidiary Guarantors and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.43 to Koppers Inc.’s Form 10-Q filed November 12, 2003).

4.2	Form of Koppers Inc. Note (included in Exhibit 4.1 hereto).

4.3	Indenture, by and among Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and The Bank of New York, as Trustee, dated as of November 18, 2004 (incorporated by reference to Exhibit 4.3 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.3	Stockholders’ Agreement by and among Koppers Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein, dated as of December 1, 1997 (incorporated by reference to Exhibit 4.3 of the Koppers Inc.’s Form S-8 Registration Statement filed December 22, 1997).

10.4	Stock Subscription Agreement, dated as of December 26, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended).

10.5	Advisory Services Agreement by and between Koppers Inc. (f/k/a Koppers Industries, Inc.) and Saratoga Partners III, L.P., dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Koppers Inc.’s Form S-4 Registration Statement filed December 22, 1997).

10.7	Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of May 12, 2003 (incorporated by reference to Exhibit 10.40 to the Koppers Inc. Form 10-Q filed August 4, 2003).

10.8	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, Koppers Inc. and the Subsidiary Guarantors named therein, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.9 to the Koppers Inc. Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).

Exhibit No.	Exhibit

10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).

10.10*	Employment agreement with David Whittle dated August 18, 2000 (incorporated by reference to Exhibit 10.36 of the Koppers Inc. Form 10-K filed March 5, 2003).

10.11*	Employment agreement with Robert H. Wombles dated August 1, 2001 (incorporated by reference to Exhibit 10.37 of the Koppers Inc. Form 10-K filed March 5, 2003).

10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.16*	Restated and Amended Employee Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Koppers Inc. Amendment No. 1 to Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).

10.17*	Compensation contracts and Promissory Note for Robert Cizik (incorporated by reference to respective Exhibit 10.30 to the Koppers Inc. 10-K for the year ended December 31, 1999).

10.18*	Koppers Industries, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Koppers Inc. Form 10-K for the year ended December 31, 2001).

10.19*	Koppers Industries, Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999) (incorporated by reference to Exhibit10.32 to the Koppers Inc. Form 10-K for the year ended December 31, 2001).

10.20*	Koppers Industries, Inc. 2001 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-K for the year ended December 31, 2001).

10.21*	Confidential Agreement and General Release between Donald E. Davis and Koppers Inc. dated August 18, 2003 (incorporated by reference to Exhibit 10.14 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

10.24**	Treatment Services Agreement between Koppers Inc. (f/k/a Koppers Industries, Inc.) and CSX Transportation, Inc. dated effective as of January 1, 2002 (incorporated by reference to Exhibit10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2002).

Exhibit No.	Exhibit
10.25**	Coke supply agreement between Koppers Monessen Partners LP (a consolidated subsidiary of the Company) and ISG Cleveland, Inc. dated September 2, 2003 (incorporated by reference to Exhibit 10.41 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.26	First Amendment to Credit Agreement, dated October 15, 2003, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.42 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.27	Registration Rights Agreement dated September 30, 2003 among Koppers Inc., the subsidiary signatories thereto and Credit Suisse First Boston LLC as Representative of the Several Purchasers (incorporated by reference to Exhibit 10.44 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.28*	Employment Agreement with Mark R. McCormack dated September 29, 2003 (incorporated by reference to Exhibit 10.16 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

10.29**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Koppers Inc. Form 10-Q for the quarter ended March 31, 2003).

10.30**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.31	Second Amendment to Credit Agreement dated as of November 17, 2004, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.31 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).

10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).

10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.35	Amended and Restated Credit Agreement dated as of August 15, 2005 by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Bank of America, N.A. and First Commonwealth Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed September 12, 2005).

Exhibit No.	Exhibit

10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).

10.37*	2005 Long Term Incentive Plan effective as of December 7, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.38*	Letter Agreement dated as of December 23, 2005 between Koppers Inc. and Robert Cizik (incorporated by reference to Exhibit 10.1 to the Koppers Inc. Form 8-K filed on December 27, 2005).

10.39	Amendment No. 4 to Stockholders’ Agreement dated as of February 6, 2006 among Koppers Holdings Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.40	Consent and First Amendment to Credit Agreement dated as of December 2, 2005, among Koppers Inc., the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizen’s Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.41*	Koppers 2006 Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2007).

10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

10.43	Second Amendment to Credit Agreement dated as of April 28, 2006 by and among Koppers Inc., each of the Guarantors, the Banks (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Bank of America, N.A. and First Commonwealth Bank, as Co-Documentation Agents (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2006)

10.44*	Form of Amendment to change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).

10.45***	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd.

10.46	Fifth Amendment to Stockholders’ Agreement dated December 31, 2006 by and among Koppers Holdings Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2007).

21	List of subsidiaries of the Company (incorporated by reference to respective exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed November 17, 2005).

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

*	Management Contract or Compensatory Plan.
**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.
***	Filed herewith.

KOPPERS HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

(Dollars in millions)	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Currency Translation	Balance at Close of Year
2006
Allowance for doubtful accounts	$0.7	$0.1	$(0.5)	$—	$0.3

Inventory obsolescence reserves	$1.7	$1.4	$(0.9)	$0.1	$2.3

2005
Allowance for doubtful accounts	$0.9	$(0.1)	$(0.1)	$—	$0.7

Inventory obsolescence reserves	$1.6	$1.1	$(1.0)	$—	$1.7

2004
Allowance for doubtful accounts	$1.4	$(0.6)	$0.1	$—	$0.9

Inventory obsolescence reserves	$0.9	$1.0	$(0.4)	$0.1	$1.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Koppers Holdings Inc.

By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT CIZIK	Non-Executive Chairman and Director	February 22, 2007
Robert Cizik

/s/ WALTER W. TURNER	President, Chief Executive Officer and Director	February 22, 2007
Walter W. Turner	(Principal Executive Officer)

/s/ BRIAN H. MCCURRIE	Chief Financial Officer (Principal Financial Officer,	February 22, 2007
Brian H. McCurrie	Principal Accounting Officer)

/s/ CLAYTON A. SWEENEY	Director	February 22, 2007
Clayton A. Sweeney

/s/ CHRISTIAN L. OBERBECK	Director	February 22, 2007
Christian L. Oberbeck

/s/ DAVID M. HILLENBRAND	Director	February 22, 2007
David M. Hillenbrand

/s/ James C. Stalder	Director	February 22, 2007
James C. Stalder

/s/ T. Michael Young	Director	February 22, 2007
T. Michael Young