Form 10-Q
period 2007-09-30
Koppers Holdings Inc.
filed 2007-11-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common Stock, par value $0.01 per share, outstanding at October 31, 2007 amounted to 20,826,551 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Holdings Inc.

Consolidated Statement of Operations

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$347.1	$301.5	$1,001.1	$838.8
Cost of sales (excluding items below)	283.7	248.0	816.6	701.9
Depreciation and amortization	7.8	8.2	23.9	23.8
Selling, general and administrative expenses	15.4	13.3	47.3	44.6

Operating profit	40.2	32.0	113.3	68.5
Other income	0.2	0.2	0.3	1.0
Interest expense	11.3	11.6	34.7	49.8

Income before income taxes and minority interest	29.1	20.6	78.9	19.7
Income taxes	9.6	7.2	25.1	6.9
Minority interest	0.7	1.1	2.3	1.6

Income from continuing operations	18.8	12.3	51.5	11.2
Income from discontinued operations, net of tax expense (benefit) of $—, $(0.1), $0.4 and $0.2	—	0.1	0.1	0.2
Gain on sale of Koppers Arch, net of tax expense of $4.3	6.7	—	6.7	—

Net income	$25.5	$12.4	$58.3	$11.4

Earnings per common share:
Basic –
Continuing operations	$0.91	$0.60	$2.48	$0.60
Discontinued operations	0.32	—	$0.33	0.01

Earnings per basic common share	$1.23	$0.60	$2.81	$0.61

Diluted –
Continuing operations	$0.90	$0.59	$2.46	$0.56
Discontinued operations	0.32	—	$0.33	0.01

Earnings per diluted common share	$1.22	$0.59	$2.79	$0.57

Weighted average shares outstanding (in thousands):
Basic	20,773	20,672	20,748	18,650
Diluted	20,883	20,800	20,864	19,806
Dividends declared per common share	$0.17	$0.17	$0.51	$1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Balance Sheet

(Dollars in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$20.6	$24.4
Accounts receivable, net of allowance of $0.2 and $0.3	162.5	142.1
Inventories, net	178.7	156.4
Deferred tax benefit	15.1	15.1
Other current assets	7.0	11.5

Total current assets	383.9	349.5
Equity in non-consolidated investments	4.7	2.7
Property, plant and equipment, net	151.7	159.3
Goodwill	62.5	62.6
Deferred tax benefit	42.4	45.6
Other assets	31.0	29.7

Total assets	$676.2	$649.4

Liabilities
Accounts payable	$100.0	$100.5
Dividends payable	3.5	3.5
Accrued liabilities	79.3	63.6
Short-term debt and current portion of long-term debt	14.8	19.6

Total current liabilities	197.6	187.2
Long-term debt	428.1	456.3
Other long-term liabilities	74.8	86.1

Total liabilities	700.5	729.6
Commitments and contingencies (Note 18)
Minority interest	8.8	12.2
Stockholders’ Deficit
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; 0 shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 20,971,456 and 20,849,981 shares issued	0.2	0.2
Additional paid-in capital	124.5	122.4
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained deficit	(159.0)	(206.5)
Accumulated other comprehensive income (loss)	4.1	(6.5)
Treasury stock, at cost, 144,905 and 120,158 shares	(2.3)	(1.4)

Total stockholders’ deficit	(33.1)	(92.4)

Total liabilities and stockholders’ deficit	$676.2	$649.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Holdings Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in millions)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$58.3	$11.4
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	25.6	26.0
(Gain) loss on sale of fixed assets	(10.8)	0.8
Deferred income taxes	2.5	(1.2)
Equity income of affiliated companies, net of dividends received	0.3	0.1
Change in reserves	(10.7)	(8.5)
Minority interest	0.7	2.0
Non-cash interest expense	11.5	10.5
Other	(2.2)	4.0
(Increase) decrease in working capital:
Accounts receivable	(26.6)	(32.2)
Inventories	(27.5)	(7.3)
Accounts payable	6.7	15.6
Accrued liabilities and other working capital	21.7	3.7

Net cash provided by operating activities	49.5	24.9
Cash provided by (used in) investing activities:
Capital expenditures	(15.6)	(18.6)
Acquisitions	(3.9)	(45.1)
Net cash proceeds from divestitures and asset sales	12.0	2.3

Net cash used in investing activities	(7.5)	(61.4)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	224.5	211.0
Repayments of revolving credit	(243.3)	(207.3)
Borrowings of long-term debt	—	53.0
Repayments of long-term debt	(17.8)	(115.3)
Dividends paid	(10.6)	(13.8)
Payment of deferred financing costs	(0.2)	(0.7)
Excess tax benefit from employee stock plans	1.2	0.4
Issuances of Common Stock	—	121.8
Common Stock issuance costs	—	(9.6)

Net cash provided by (used in) financing activities	(46.2)	39.5
Effect of exchange rate changes on cash	0.4	(0.2)

Net increase (decrease) in cash and cash equivalents	(3.8)	2.8
Cash and cash equivalents at beginning of year	24.4	26.1

Cash and cash equivalents at end of period	$20.6	$28.9

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

On November 7, 2007, the Company’s board of directors declared a quarterly dividend of 17 cents per common share, payable on January 2, 2008 to shareholders of record as of November 19, 2007.

6.	Acquisitions and Disposals

Business Divestiture

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. for net cash proceeds of $14.3 million and recognized a gain from the sale, net of tax, of $6.7 million. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations and earnings per share and the Company’s financial statements have been accordingly restated. During a transition period not to exceed 12 months after the closing date, the Company will provide transition services to the buyer, including payroll and certain information technology services.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Net sales and operating profit from discontinued operations for the three and nine months ended September 30, 2007 and 2006 consist of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net sales	$—	$12.9	$27.1	$38.1
Operating profit	—	0.1	1.0	1.3
Basic and diluted earnings per common share:
Income from discontinued operations	$—	$—	$0.01	$0.01
Gain on sale of Koppers Arch	0.32	—	0.32	—

Earnings per common share	$0.32	$—	$0.33	$0.01

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

7.	Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net income	$25.5	$12.4	$58.3	$11.4
Other comprehensive income (loss):
Change in currency translation adjustment	5.5	1.8	13.0	4.1
Business divestiture	(3.0)	—	(3.0)	—
Change in unrecognized pension transition asset, net of tax	(0.1)	—	(0.2)	—
Change in unrecognized prior service cost, net of tax	(0.1)	—	(0.1)	—
Change in unrecognized pension net loss, net of tax	0.4	—	0.9	—

Total comprehensive income	$28.2	$14.2	$68.9	$15.5

8.	Earnings per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

earnings per common share. For this reason, the nonqualified stock options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 (totaling 60,200 and 32,092 shares, respectively).

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(Dollars in millions, except share amounts, in thousands and per share amounts)
Income from continuing operations	$18.8	$18.8	$12.3	$12.3

Shares of common stock outstanding:
Weighted-average common shares outstanding	20,773	20,773	20,672	20,672
Effect of dilutive securities	—	110	—	128

Average common shares	20,773	20,883	20,672	20,800

Earnings per common share	$0.91	$0.90	$0.60	$0.59

	Nine Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(Dollars in millions, except share amounts, in thousands and per share amounts)
Income from continuing operations	$51.5	$51.5	$11.2	$11.2

Shares of common stock outstanding:
Weighted-average common shares outstanding	20,748	20,748	18,650	18,650
Effect of dilutive securities	—	116	—	1,156

Average common shares	20,748	20,864	18,650	19,806

Earnings per common share	$2.48	$2.46	$0.60	$0.56

9.	Stock-based Compensation

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following table shows a summary of the performance stock units as of September 30, 2007 (dollars in millions except share amounts):

Performance Period	Fair Value	Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2007-2009	$2.6	$2.2	—	68,450	102,675

The following table shows a summary of the status and activity of nonvested stock awards for the nine months ended September 30, 2007:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2007	214,915	—	214,915	$3.30
Granted	33,877	69,800	103,677	$25.49
Vested	(103,477)	—	(103,477)	$3.30
Forfeited	(8,872)	(1,350)	(10,222)	$8.21

Nonvested September 30, 2007	136,443	68,450	204,893	$14.28

On May 8, 2007 (the “grant date”), the Company granted 60,200 nonqualified stock options to certain employee participants which vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

May 2007 Grant
Grant date price per share of option award	$29.97
Expected dividend yield per share	2.50%
Expected life in years	6.5
Expected volatility	40.39%
Risk-free interest rate	4.45%
Grant date fair value per share of option awards	$11.01

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
As of January 1, 2007	—	$—
Granted	60,200	$29.97

As of September 30, 2007	60,200	$29.97	9.6	$0.5

There are no options eligible for exercise as of September 30, 2007.

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Total stock-based compensation expense	$0.5	$0.1	$1.5	$0.3

10.	Segment Information

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black, carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(“PAA”) is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Carbon black (and carbon black feedstock) is used in the production of rubber tires. Furnace coke is used in the production of steel. The Company sold its 51 percent interest in Koppers Arch Investments Pty. and its subsidiaries on July 5, 2007 (see Note 6). Koppers Arch Investments Pty. manufactured wood treatment chemicals.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$223.0	$190.7	$631.9	$504.5
Railroad & Utility Products	124.1	110.8	369.2	334.3

Total	$347.1	$301.5	$1,001.1	$838.8

Intersegment revenues:
Carbon Materials & Chemicals	$20.0	$14.3	$53.8	$34.8
Railroad & Utility Products	—	—	—	—

Total	$20.0	$14.3	$53.8	$34.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$6.2	$6.2	$18.8	$17.8
Railroad & Utility Products	1.6	2.0	5.1	6.0

Total	$7.8	$8.2	$23.9	$23.8

Operating profit:
Carbon Materials & Chemicals	$30.5	$22.8	$79.1	$48.4
Railroad & Utility Products	9.9	9.4	35.6	20.4
Corporate	(0.2)	(0.2)	(1.4)	(0.3)

Total	$40.2	$32.0	$113.3	$68.5

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$456.8	$428.7
Railroad & Utility Products	152.8	150.3
All Other	66.6	70.4

Total	$676.2	$649.4

Goodwill:
Carbon Materials & Chemicals	$60.3	60.6
Railroad & Utility Products	2.2	2.0

Total	$62.5	$62.6

The sale of Koppers Arch resulted in the disposal of approximately $2.5 million of goodwill associated with the Carbon Materials & Chemicals segment. Currency translation adjustments totaling $2.4 million resulted in an offsetting increase to goodwill as of September 30, 2007.

11.	Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income is 33.2 percent and 34.7 percent for the three months ended September 30, 2007 and 2006, respectively. There were no discrete items included in the estimated effective tax rate for either period related to income from continuing operations. The effective tax rate for the three months ended September 30, 2007 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the recognition of non-conventional fuel tax credits (-4.8 percent) offset by taxes on foreign earnings (+2.2 percent). With respect to the three months ended September 30, 2006, the effective tax rate differs from the federal statutory rate due primarily to the recognition of non-conventional fuel tax credits (-10.9 percent) partially offset by taxes on foreign earnings (+6.9 percent) and other permanent items (+1.5 percent).

Income taxes as a percentage of pretax income is 31.9 percent and 35.2 percent for the nine months ended September 30, 2007 and September 30, 2006, respectively. There were no discrete items included in the estimated effective tax rate for either period related to income from continuing operations. The effective tax rate for the nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the recognition of non-conventional fuel tax credits (-5.6 percent) offset by taxes on foreign earnings (+2.1 percent). With respect to the nine months ended September 30, 2006, the effective tax rate differs from the federal statutory rate primarily due to the recognition of non-conventional fuel tax credits (-11.4 percent) partially offset by taxes on foreign earnings (+9.1 percent) and other permanent items (+1.8 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2007 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

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

12.	Inventories

Net inventories as of September 30, 2007 and December 31, 2006 are summarized in the table below:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Raw materials	$103.1	$89.4
Work in process	6.5	6.3
Finished goods	95.4	84.6

	205.0	180.3
Less revaluation to LIFO	26.3	23.9

Net	$178.7	$156.4

13.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2007 and December 31, 2006 are summarized in the table below:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Land	$6.8	$6.7
Buildings	22.6	22.6
Machinery and equipment	532.9	518.2

	562.3	547.5
Less accumulated depreciation	410.6	388.2

Net	$151.7	$159.3

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

14.	Pensions and Postretirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for two domestic non-qualified defined benefit pension plans for certain key executives. The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. The Company also provides retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees.

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

The following table provides the components of net periodic benefit cost for the defined benefit pension plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$0.8	$1.1	$2.7	$3.8
Interest cost	2.8	2.5	8.3	7.5
Expected return on plan assets	(3.3)	(2.7)	(9.8)	(8.0)
Amortization of prior service cost	—	0.1	0.1	0.3
Amortization of net loss	0.5	0.6	1.4	1.9
Amortization of transition asset	(0.1)	—	(0.3)	(0.2)

Net periodic benefit cost	$0.7	$1.6	$2.4	$5.3

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$—	$—	$0.2	$0.2
Interest cost	0.2	0.2	0.6	0.7
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of net loss	—	—	0.1	0.1

Net periodic benefit cost	$0.2	$0.2	$0.7	$0.8

The Company’s expense related to its defined contribution plans amounted to $1.0 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and $3.3 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively.

15.	Debt

Debt at September 30, 2007 and December 31, 2006 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2007	December 31, 2006
			(Dollars in millions)
Senior Secured Revolving Credit Facility	7.09%	2009	$23.6	$44.5
Other revolving credit facilities	6.10%	2007	2.8	6.1
Senior Secured Term Loans	7.46%	2009	34.6	52.0
Other term loans	—%	2010	—	3.5
Senior Secured Notes	9 7/8%	2013	216.5	215.9
Senior Discount Notes	9 7/8%	2014	165.4	153.9

Total			442.9	475.9
Less short term debt and current maturities of long-term debt			14.8	19.6

Long-term debt			$428.1	$456.3

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $34.6 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of September 30, 2007, the Company had $82.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2007, $19.8 million of commitments were utilized by outstanding letters of credit. In addition, as of September 30, 2007, the Company had outstanding term loans of $34.6 million under the credit facility.

Senior Secured Notes

The 9 7/8 % Senior Secured Notes due 2013 (the “Senior Secured Notes”) are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities. On or after October 15, 2008, the Company is entitled to redeem all or a portion of the Senior Secured Notes at a redemption price of 104.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At September 30, 2007 and December 31, 2006, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $1.8 million and $2.4 million, respectively.

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

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$20.0	$22.3
Accretion expense	1.2	1.7
Revision in estimated cash flows	3.6	0.3
Expenses incurred	(5.2)	(7.6)
Acquisition	—	3.3

Balance at end of period	$19.6	$20.0

For the three and nine months ended September 30, 2007, the Company recorded charges of $1.0 and $3.2 million, respectively, with respect to revised plant closure and dismantlement costs.

17.	Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$8.4	$8.1
Deferred revenue for sales of extended warranties	0.7	1.5
Revenue earned	(0.8)	(1.2)

Balance at end of period	$8.3	$8.4

18.	Contingent Liabilities and Commitments

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 111 plaintiffs in 45 cases currently pending as compared to 72 plaintiffs in 36 cases as of December 31, 2006. Currently, there are a total of 38 cases filed in state court in Pennsylvania, one case each filed in state courts in California, Tennessee and Oregon, and two cases each filed in state courts in Texas and Indiana.

The plaintiffs in all 45 pending cases seek to recover compensatory damages, while plaintiffs in 35 cases also seek to recover punitive damages. The plaintiffs in the 38 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit of $25,000. The plaintiffs in the two cases filed in Indiana state court also seek unspecified damages. The plaintiffs in the California state court case seek damages in excess of $2.0 million, while the plaintiff in the Oregon state court case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiffs in one Texas state court case seek damages that are not in excess of $10.0 million. The plaintiffs in the remaining Texas state court case have dismissed their claims pending execution of final settlement and release documents.

The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Chemtura Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. is currently a defendant in lawsuits in which the plaintiffs allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. There are 74 plaintiffs in 11 cases currently pending as compared to 65 plaintiffs in 13 cases as of December 31, 2006. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases.    Koppers Inc. is currently defending three sets of state court cases involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) and property damage resulting from toxic contamination from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. Koppers Inc. acquired the plant in 1995. The plant was operated at this site under different ownership from 1905 to 1995.

The complaints seek to recover various damages for each plaintiff, including compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, diminished earning capacity, permanent disability, physical impairment and/or disfigurement, loss of companionship and society, loss of consortium, devaluation of property, loss of use and enjoyment of personal property, loss of use and enjoyment of real property, property damage, property remediation costs, funeral and burial expenses and lost wages. Koppers was served with two of the cases in September 2006 and October 2006. Koppers was joined in the third case (which had already been pending against the BNSF) in May 2007. The September 2006 case was most recently amended in May, 2007 and identifies approximately 44 plaintiffs (five of whom have claims against only the BNSF under the Federal Employees Liability Act). The October 2006 case was amended in April, 2007 and identifies a total of 10 plaintiffs, four of whom have claims against only the BNSF. The third case, which is the only one of the three cases filed in Tarrant County, Texas, identifies a total of 93 plaintiffs, of whom 92 are interveners. Discovery is proceeding in these cases.

Koppers, Inc. is defending a putative class action lawsuit which seeks the establishment of a medical monitoring program and the costs of periodic health screening and diagnostic testing for a class of approximately 7,500 people who have lived or currently live in Somerville, but who have not experienced any diseases. The case was filed in the United States District Court for the Western District of Pennsylvania in October 2007. Plaintiffs allege that they have been exposed to harmful levels of various toxic chemicals from the Somerville wood treatment plant. Plaintiffs seek unspecified damages, equitable relief, attorneys’ fees and costs.

In addition to the lawsuit mentioned above, an additional complaint was filed in the District Court of Burleson County, Texas in October 2007. The complaint is a putative class action filed on behalf of current and former residents of Somerville, Texas who live or lived within a one mile radius of the Somerville wood treatment plant. Plaintiffs estimate the putative class to number in excess of 2,500 people. Koppers Inc. and the Burlington Northern Santa Fe Railway Company are defendants. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, relocation expenses, injunctive relief, punitive damages in an unspecified amount, the costs of developing a notice plan to notify members of the putative class and attorneys’ fees. The complaints contains counts relating to private nuisance, trespass, negligence, negligence per se and gross negligence arising from alleged emissions of toxic chemicals from the Somerville plant. Plaintiffs’ also filed an application for a temporary injunction seeking, among other things, temporary injunctive relief from alleged further releases of chemicals from the Somerville plant, the temporary relocation of all class members and reimbursement for certain personal and relocation expenses. On October 26, 2007

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Koppers filed a notice of removal removing this case from the District Court of Burleson County, Texas, to the United States District Court for the Western District of Texas, Austin Division.

Finally, Koppers Inc. has been named as a defendant in a lawsuit filed in the Circuit Court of Cook County, Illinois, by approximately 150 current and former residents of Somerville who claim that they have developed personal injuries, illnesses and wrongful deaths as a result of exposure to chemicals and contaminants which they allege have emanated from the Somerville plant. Plaintiffs assert claims for negligence, trespass and willful and wanton conduct against the BNSF and Koppers, and claims for negligence and strict products liability against several manufacturers and suppliers of a wood preservative to the plant. Plaintiffs seek compensatory damages in excess of the court’s jurisdictional limit and unspecified punitive damages and costs.

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

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Ellis Case—There are approximately 1,180 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

Grenada—State Court Cases.    The state court cases were brought on behalf of 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (110 cases), with the appropriate venue being Grenada County. Plaintiffs’ counsel has commenced the process to transfer ten such cases to Grenada County. Those cases are now the subject of motions to dismiss, on the ground that the Mississippi Supreme Court has since ruled that such cases should be dismissed and refiled individually, not simply transferred. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. Until the resolution of the motions to dismiss, discovery in the four non-Grenada County cases will remain stayed.

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

Legal Reserves Rollforward.    The following table reflects changes in the accrued liability for legal proceedings:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of period	$1.2	$3.1
Expense	0.8	0.8
Reversal of reserves	(0.1)	—
Cash expenditures	(0.9)	(2.6)
Business divestiture	(0.5)	—
Currency translation	0.1	(0.1)

Balance at end at end of period	$0.6	$1.2

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Expense accruals and cash expenditures in 2007 primarily relate to the New Zealand Commerce Commission (“NZCC”) matter and the business divestiture relates to Koppers Arch (Note 6). Expense for 2006 consists primarily of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. paid Beazer East a total of $7.0 million and agreed to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Domestic Environmental Matters.    Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Amelia, Louisiana in May 2007. A PRP group has been formed, however, the Company’s cost sharing responsibility, if any, has not been determined. Due to the preliminary stage of Koppers Inc.’s involvement in the site, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss, if any.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Koppers Inc. was named as a PRP at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is currently calculated at less than two percent, but is subject to adjustment based on a final allocation agreement to be negotiated among the PRP’s. Due to the preliminary stage of the PRP group’s involvement in the site and the assessment of the contamination remediation effort, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss, if any.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The results of the site investigation were received in the fourth quarter of 2006 and were reviewed with IEPA in July 2007. The Company and Beazer East have agreed to enter into the Illinois Voluntary Remediation Program in relation to the owned portion of this site. Remediation on a leased portion of this site is still under discussion. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs. The Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the cost of the remediation activities.

In October 1996, Koppers Inc. received a Clean Water Act (CWA) information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that Koppers Inc. violated various provisions of the CWA. Koppers Inc. subsequently entered into a Consent Decree and agreed, among other things, to a $2.9 million settlement payment. In 2005 Koppers Inc. filed to terminate the Consent Decree at which time the EPA informed Koppers Inc. that it will seek civil penalties for any CWA violations from 2001 to 2005 concurrent with the termination of the Consent Decree. Koppers Inc. and the EPA have agreed to a settlement of $0.5 million for such civil penalties and the Company has provided a reserve for the amount of the settlement.

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of Koppers Inc.’s facilities, of which four are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. Koppers Inc. subsequently provided the EPA with certain information to assist it in its review. In December 2006, Koppers Inc. received information from Region 4 regarding alleged violations by Koppers Inc. The Company will settle this matter in connection with the CWA information request discussed above.

In May 2007, Koppers Inc. received a separate information request from Region 4 of the EPA on all releases of hazardous materials from its facilities in Region 4 for a five-year period. Koppers Inc. has provided the requested information.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

preliminary settlement of the fine with PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company has also proposed to undertake certain engineering and capital improvements at a cost of approximately $1.5 million to address this matter. The consent order will likely provide for stipulated penalties for any additional exceedances that occur between the date of the execution of the consent order and the date of completion of such improvements.

In June 2007, Koppers Inc. and the EPA’s Office of Suspension and Disbarment reached a tentative agreement to an 18-month extension to Koppers Inc.’s compliance agreement related to violations at Koppers Inc.’s Woodward Coke facility prior to its closure in January 1998. The extended compliance agreement is expected to expire in January 2009. A failure on the Company’s part to comply with the terms of the compliance agreement could lead to significant costs and sanctions, including the potential for suspension or debarment from governmental contracts. A suspension or debarment from government contracts would have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australasian Environmental Matters.    Soil and groundwater contamination has been detected at certain of the Company’s Australasian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $5.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.9 million at September 30, 2007.

Other Australasian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for marketing and future sale. With respect to the first facility in Hume, Australia, the soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.7 million and $2.2 million. The Company is currently working with local environmental authorities to determine the preferred method of remediation.

With respect to the second facility in Thornton, Australia, an environmental assessment was completed in the second quarter of 2007 which indicated areas of soil contamination which the Company may remediate in preparation for sale. The estimated soil remediation costs range between $1.7 million and $3.4 million. The Company has reserved approximately $2.7 million for remediation costs at these sites which represents its best estimate of groundwater and remaining soil remediation.

Soil and groundwater contamination has been detected at the Company’s facility in Kurnell, Australia. Contaminated soil has been delineated and options for treatment or disposal are being reviewed. Additional work is being done to further delineate contamination in shallow groundwater. The Company has reserved $0.6 million for remediation at this site.

Koppers Holdings Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Environmental Reserves Rollforward.    The following table reflects changes in the accrued liability for environmental matters:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of period	$5.6	$3.8
Expense	3.6	3.7
Reversal of reserves	—	(0.5)
Cash expenditures	(0.6)	(1.8)
Business divestiture	(0.2)	—
Currency translation	0.5	0.4

Balance at end at end of period	$8.9	$5.6

Expense for 2007 consisted primarily of accruals for closed facilities remediation in the U.S. and Australia, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia. Expense for 2006 consisted primarily of accruals of $1.2 million for soil and groundwater remediation at the Company’s former wood products facility in Hume, Australia, $0.6 million for estimated settlement costs related to the Company’s Clairton facility, $0.4 million for CWA assessments, $0.4 million for waste material disposal at certain Koppers Arch facilities in Australia and New Zealand and $0.4 million for soil disposal costs at the Company’s facility in Port Clarence, UK. Reversals of reserves for 2006 included $0.4 million for estimated settlement costs related to the Company’s Clairton facility.

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

Results of Operations – Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Consolidated Results

Net sales for the three months ended September 30, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2007	2006
	(Dollars in millions)
Carbon Materials & Chemicals	$223.0	$190.7	+17%
Railroad & Utility Products	124.1	110.8	+12%

	$347.1	$301.5	+15%

CM&C net sales increased by $32.3 million or 17 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials (a)	+8%	+1%	+2%	+11%
Distillates (b)	+1%	—%	—%	+1%
Coal Tar Chemicals (c)	—%	+2%	+1%	+3%
Other (d)	—%	—%	+2%	+2%

Total CM&C	+9%	+3%	+5%	+17%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices for carbon pitch and refined tar have increased in response to substantially higher raw material costs. Refined tar volume increases contributed sales growth of one percent while worldwide carbon pitch volumes remained flat. Overall, distillate pricing improved due to higher prices for creosote in the U.S. of one percent. For coal tar chemicals, increases in U.S. phthalic anhydride volumes of one percent and increases in worldwide naphthalene volumes of one percent resulted in a sales increase of two percent. Changes in foreign exchange rates between the U.S. dollar and Australian and European currencies resulted in higher sales of five percent across all product lines.

R&UP net sales increased by $13.3 million or 12 percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties (a)	+1%	-1%	—%	—%
TSO Crossties (b)	+1%	+1%	—%	+2%
Distribution Poles	+1%	+1%	+1%	+3%
Other (c)	+6%	+1%	—%	+7%

Total R&UP	+9%	+2%	+1%	+12%

(a)	Includes treated and untreated railroad crossties.

(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases of treated railroad crossties, TSO and distribution poles totaled one percent each in the quarter ended September 30, 2007. Higher raw material costs contributed to the pricing increases realized in these products. The price increase in other products is due primarily to higher creosote prices totaling four percent as a result of higher raw material costs and the volume increase is due primarily to creosote totaling one percent.

Cost of sales as a percentage of net sales was 82 percent for the quarter ended September 30, 2007 and is unchanged from the quarter ended September 30, 2006. Overall, cost of sales increased by $35.7 million when compared to the prior year period due primarily to higher raw material costs and foreign exchange.

Depreciation and amortization for the quarter ended September 30, 2007 was $7.8 million as compared to $8.2 million for the quarter ended September 30, 2006, a decrease of $0.4 million.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $2.1 million higher when compared to the prior year period due primarily to increased costs related to management incentive, stock-based compensation programs and investment in sales and administrative functions in China.

Interest expense for the quarter ended September 30, 2007 was $0.3 million lower when compared to the prior year period due primarily to lower average debt levels over the quarterly period as a result of the reduction in debt related to the disposition of Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”).

Income taxes for the quarter ended September 30, 2007 were $2.4 million higher when compared to the prior year period due primarily to the increase in pretax income of $8.5 million which was partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the quarter ended September 30, 2007 was 33.2 percent as compared to the prior year period of 34.7 percent. The decrease in the effective tax rate is due to the favorable impact from the mix of estimated earnings between the U.S. and Australia and the ability to claim the domestic production activities deduction, partially offset by a relatively smaller non-conventional fuel tax credit in the current year period.

Gain on sale of Koppers Arch for the quarter ended September 30, 2007 represents the gain, net of tax expense, from the Company’s sale of its 51 percent interest in Koppers Arch to Arch Chemicals on July 5, 2007. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations.

Segment Results

Segment operating profit for the three months ended September 30, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$30.5	$22.8	+34%
Railroad & Utility Products	9.9	9.4	+5%
Corporate	(0.2)	(0.2)	—%

	$40.2	$32.0	+26%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	13.7%	12.0%	+1.7%
Railroad & Utility Products	8.0%	8.5%	-0.5%

	11.6%	10.6%	+1.0%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended September 30, 2007 and 2006 is summarized in the following table:

	Three months ended September 30,		% Change
	2007	2006
	(Dollars in millions)
Net sales:
North America	$116.9	$99.6	+17%
Australasia including China	49.3	42.9	+15%
Europe	56.8	48.2	+18%

	$223.0	$190.7	+17%

Operating profit:
North America	$19.2	$15.8	+22%
Australasia including China	7.6	4.7	+62%
Europe	3.7	2.3	+61%

	$30.5	$22.8	+34%

North American CM&C sales increased $17.3 million due primarily to higher prices for carbon pitch, refined tar and furnace coke totaling $13.1 million. Operating profit as a percentage of net sales increased to 16.4 percent as compared to 15.9 percent between periods as a result of higher prices discussed above and higher volumes of carbon pitch, refined tar and phthalic anhydride.

Australasian CM&C sales increased $6.4 million due primarily to changes in U.S. and Australian currency exchange rates between periods totaling $4.8 million. Operating profit as a percentage of net sales increased to 15.4 percent from 11.0 percent between periods due to higher carbon pitch prices and higher carbon black volumes.

European CM&C sales increased $8.6 million due primarily to movements in currency exchange rates between periods totaling $4.6 million. In addition, higher prices for carbon pitch totaling $2.3 million and higher volumes of naphthalene totaling $1.9 million contributed additional sales. Operating profit as a percentage of net sales increased to 6.5 percent from 4.8 percent due to the factors cited above.

Railroad & Utility Products operating profit for the quarter ended September 30, 2007 increased nominally by $0.5 million as compared to the prior period. Operating profit as a percentage of net sales decreased slightly to 8.0 percent from 8.5 percent between periods due primarily to environmental remediation charges recorded in the third quarter of 2007 totaling $1.8 million.

Results of Operations – Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Consolidated Results

Net sales for the nine months ended September 30, 2007 and 2006 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2007	2006
	(Dollars in millions)
Carbon Materials & Chemicals	$631.9	$504.5	+25%
Railroad & Utility Products	369.2	334.3	+10%

	$1,001.1	$838.8	+19%

CM&C net sales increased by $127.4 million or 25 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials (a)	+8%	+5%	+2%	+15%
Distillates (b)	—%	+2%	+1%	+3%
Coal Tar Chemicals (c)	+2%	+2%	—%	+4%
Other (d)	+2%	-1%	+2%	+3%

Total CM&C	+12%	+8%	+5%	+25%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices have been renegotiated in response to substantially higher raw material costs. The increase in carbon materials sales volume is due partially to the acquisition of certain imported carbon pitch supply contracts from Reilly Industries Inc. (“Reilly acquisition”) in April 2006 in addition to acquired domestic sales contracts related to the Reilly acquisition. These acquired import and domestic contracts resulted in a total sales volume increase for the nine months ended September 30, 2007 of three percent.

Overall, distillate pricing was flat for the nine months ended September 30, 2007 as increases in creosote prices in the U.S. were largely offset by decreases in carbon black feedstock prices in Europe and Australia. The increase in distillate sales volume is due primarily to higher Australasian and European carbon black feedstock sales and higher U.S. creosote sales of two percent in total.

For coal tar chemicals, increases in worldwide naphthalene prices and U.S. phthalic anhydride prices resulted in a sales increase totaling two percent. Volume increases from naphthalene of two percent were partially offset by decreases in volume from phthalic anhydride sales. With respect to other products, furnace coke realized higher pricing totaling one percent as compared to the prior year. Changes in foreign exchange rates between the U.S. dollar and Australian and European currencies resulted in higher sales of five percent across all product lines.

R&UP net sales increased by $34.9 million or 10 percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties (a)	+2%	—%	+2%
TSO Crossties (b)	+2%	+1%	+3%
Distribution Poles	+2%	-1%	+1%
Other (c)	+5%	-1%	+4%

Total R&UP	+11%	-1%	+10%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases of treated railroad crossties totaled two percent for the nine months ended September 30, 2007. Volume increases in treated railroad crossties of two percent were offset by volume decreases in untreated railroad crossties of the same percentage. The price increase in other products is due primarily to higher creosote prices totaling four percent. Higher raw material costs contributed to the pricing increases realized in treated railroad crossties and creosote.

Cost of sales as a percentage of net sales was 82 percent for the nine months ended September 30, 2007 as compared to 84 percent for the nine months ended September 30, 2006. Overall, cost of sales increased by $114.7 million when compared to the prior year period due primarily to higher raw material volumes from the Reilly acquisition, higher raw material costs and foreign exchange.

Depreciation and amortization for the nine months ended September 30, 2007 was $0.1 million higher when compared to the prior year period.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $2.7 million higher when compared to the prior year period due primarily to increased costs related to management incentive, stock-based compensation programs, and investment in sales and administrative functions in China. Partially offsetting this increase was a one-time expense totaling $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract recognized in the nine months ended September 30, 2006.

Interest expense for the nine months ended September 30, 2007 was $15.1 million lower when compared to the prior year period due primarily to costs incurred in the nine months ended September 30, 2006 related to the Company’s initial public offering. The proceeds from the offering were used to redeem $101.7 million of the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) which resulted in expenses totaling $14.4 million for call premiums, bond consent fees and the write-off of deferred financing costs.

Income taxes for the nine months ended September 30, 2007 were $18.2 million higher when compared to the prior year period due primarily to the increase in pretax income of $59.2 million which was partially offset by a decrease in the Company’s effective tax rate. The Company’s effective income tax rate for the nine months ended September 30, 2007 was 31.9 percent as compared to the prior year period of 35.2 percent. The decrease in the effective tax rate is due primarily to the favorable impact from the mix of estimated earnings between the U.S. and Australia and the ability to claim the domestic production activities deduction, partially offset by a relatively smaller (in proportion to pretax book income) non-conventional fuel tax credit in the current year period.

Gain on sale of Koppers Arch for the nine months ended September 30, 2007 represents the gain, net of tax expense, from the Company’s sale of its 51 percent interest in Koppers Arch to Arch Chemicals on July 5, 2007. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations.

Segment Results

Segment operating profit for the nine months ended September 30, 2007 and 2006 is summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$79.1	$48.4	+63%
Railroad & Utility Products	35.6	20.4	+75%
Corporate	(1.4)	(0.3)	+367%

	$113.3	$68.5	+65%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	12.5%	9.6%	+2.9%
Railroad & Utility Products	9.6%	6.1%	+3.5%

	11.3%	8.2%	+3.1%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the nine months ended September 30, 2007 and 2006 is summarized in the following table:

	Nine months ended September 30,		% Change
	2007	2006
	(Dollars in millions)
Net sales:
North America	$327.6	$263.0	+25%
Australasia including China	140.0	106.3	+32%
Europe	164.3	135.2	+22%

	$631.9	$504.5	+25%

Operating profit:
North America	$48.9	$27.8	+76%
Australasia including China	21.0	12.9	+63%
Europe	9.2	7.7	+19%

	$79.1	$48.4	+63%

North American CM&C sales increased $64.6 million due primarily to incremental volumes of carbon pitch, refined tar and creosote sales related to sales contracts assumed in the Reilly acquisition of $23.0 million. In addition improved prices for carbon pitch, refined tar, creosote, phthalic anhydride and furnace coke contributed increased sales of $40.9 million. Operating profit as a percentage of net sales increased to 14.9 percent from 10.6 percent between periods reflecting an increase in pricing for carbon materials, creosote, furnace coke and phthalic anhydride due primarily to higher raw material costs and realized operating efficiencies related to the Reilly acquisition.

Australasian CM&C sales increased $33.7 million due primarily to higher prices for carbon pitch and naphthalene totaling $8.3 million and higher volumes for carbon pitch, naphthalene and carbon black feedstock totaling $12.1 million. In addition, changes in foreign exchange rates contributed $11.9 million of increased sales. Operating profit as a percentage of net sales increased to 15.0 percent from 12.1 percent between periods reflecting an increase in pricing for carbon pitch and carbon black feedstock due primarily to higher raw material costs.

European CM&C sales increased $29.1 million due primarily to higher prices for naphthalene and carbon pitch totaling $12.1 million. In addition, changes in foreign exchange rates contributed $13.2 million of increased sales. Operating profit as a percentage of net sales decreased slightly to 5.6 percent from 5.7 percent between periods.

Railroad & Utility Products operating profit for the nine months ended September 30, 2007 increased by $15.2 million as compared to the prior period. Operating profit as a percentage of net sales increased to 9.6 percent from 6.1 percent between periods due to higher prices for treated railroad crossties, crosstie treatment services and creosote in addition to the mix impact of higher volumes of treated railroad crossties. Operating profit was also negatively impacted for the nine months ended September 30, 2006 by R&UP’s share of the Saratoga advisory services contract buyout expense of $1.5 million in addition to the loss on the sale of the Company’s specialty trackwork business and other plant closure costs totaling $1.9 million.

Cash Flow

Net cash provided by operating activities was $49.5 million for the nine months ended September 30, 2007 as compared to net cash provided by operating activities of $24.9 million for the nine months ended September 30, 2006. The cash flow for the prior period included payments associated with the initial public offering totaling $14.2 million for call premiums on the Senior Secured Notes, bond consent fees and the buyout of the Saratoga advisory services contract in addition to the payment of a legal settlement totaling $2.6 million. Excluding these amounts, net cash flow from operating activities increased by $7.8 million between periods due to improved net income partially offset by increased working capital requirements.

Net cash used by investing activities was $7.5 million for the nine months ended September 30, 2007 as compared to $61.4 million for the nine months ended September 30, 2006 which included $45.1 million for the Reilly acquisition. Acquisition expenditures in 2007 of $3.9 million relate to deferred purchase price payments for Lambson Speciality Chemicals Limited, which was acquired in 2005. Net cash proceeds from divestitures and asset sales of $12.0 million in 2007 primarily represents the cash proceeds, net of cash transferred to the acquirer, of Koppers Arch. Capital expenditures in 2007 are expected to total approximately $30.0 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used by financing activities was $46.2 million for the nine months ended September 30, 2007 as compared to net cash provided by financing activities of $39.5 million for the nine months ended September 30, 2006. The cash flow for the prior period included the net proceeds from the Company’s initial public offering of $112.4 million partially offset by the redemption of the Senior Secured Notes of $101.7 million. Additionally, term loan borrowings of $50.0 million under

Koppers Inc.’s senior secured credit facility were used to provide for the Reilly acquisition and payment of other amounts related to the initial public offering. Net repayments of debt totaled $36.6 million in the nine months ended September 30, 2007 as a result of higher cash provided by operating activities and the proceeds from the sale of Koppers Arch.

Dividends paid were $10.6 million in the nine months ended September 30, 2007 as compared to dividends paid of $13.8 million for the nine months ended September 30, 2006. Dividends paid in the nine months ended September 30, 2007 reflect a quarterly dividend rate of 17 cents per common share. Dividends paid in the prior period include a special dividend declared prior to the Company’s initial public offering of 69 cents per common share.

On November 7, 2007, the Company’s board of directors declared a quarterly dividend of 17 cents per common share, payable on January 2, 2008 to shareholders of record as of November 19, 2007.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2007, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $139.8 million. As of September 30, 2007, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $132.3 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $34.6 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of September 30, 2007, the Company had $82.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2007, $19.8 million of commitments were utilized by outstanding letters of credit. In addition, as of September 30, 2007, the Company had outstanding term loans of $34.6 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of September 30, 2007 (dollars in millions):

Cash and cash equivalents	$20.6
Amount available under senior secured credit facility	82.2
Amount available under other credit facilities	10.8

Total estimated liquidity	$113.6

The Company’s estimated liquidity was $85.6 million at December 31, 2006. The increase in estimated liquidity from that date is due primarily to an increase in availability under other credit facilities.

As of September 30, 2007, the Company has $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under its $200.0 million universal shelf registration statement filed in 2006.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at September 30, 2007 was 2.67 to 1.0.

•

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at September 30, 2007 was 1.87 to 1.0.

Fiscal Quarters Ended	Ratio
August 15, 2005 through September 30, 2008	5.0 to 1.0
September 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At September 30, 2007, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap) and Koppers Holdings had $165.4 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

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

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	On August 16, 2004, the Company granted 537,287 restricted stock units to key employees under the Company’s 2004 Restricted Stock Unit Plan. These units vest ratably through November 2008. On August 31, 2007, in connection with the vesting of a portion of these restricted stock units, the Company issued to these key employees an aggregate of 103,477 shares of common stock, net of 24,747 shares of common stock withheld for taxes in accordance with the terms of the 2004 Restricted Stock Unit Plan. These transactions were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. See description of the limitations on the payment of dividends in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.

b)	The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2007:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	—	—
August 1 – August 31	24,747	$36.73	24,747	—	(1)
September 1 – September 30	—	—	—	—

(1)	Under the terms of the Company’s 2004 Restricted Stock Unit Plan, restricted stock units granted in 2004 vest ratably each year through 2008. Upon the vesting of a portion of these restricted stock units, each employee who holds these restricted stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Holdings Inc.
(Registrant)

Date: November 8, 2007	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)