Form 10-K
period 2007-12-31
Koppers Holdings Inc.
filed 2008-02-22
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 1-32737

KOPPERS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State of incorporation)	(IRS Employer Identification No.)

436 Seventh Avenue Pittsburgh, Pennsylvania 15219	(412) 227-2001
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
Title of Each Class	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2007 was $630.9 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc. and certain significant shareholders).

As of January 31, 2008, 20,826,551 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2007 Annual Report

FORWARD-LOOKING INFORMATION

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Koppers’ communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

¡	general economic and business conditions;

¡	demand for the Company’s goods and services;

¡	competitive conditions in the industries in which Koppers operates;

¡	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

¡	our ability to operate within the limitations of our debt covenants;

¡	interest rate fluctuations and other changes in borrowing costs;

¡	other capital market conditions, including foreign currency rate fluctuations;

¡	availability of and fluctuations in the prices of key raw materials, including coal tar and timber;

¡	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;

¡	potential impairment of our goodwill and/or long-lived assets;

¡	parties who are obligated to indemnify us for legal and environmental liabilities fail to perform under their legal obligations; and

¡	unfavorable resolution of litigation against us.

PART I

ITEM 1. BUSINESS

General

Please note that, unless otherwise indicated or the context requires otherwise, when we use the terms “we”, the “Company”, “our” or “us”, we mean Koppers Inc., formerly known as Koppers Industries, Inc., and its subsidiaries on a consolidated basis for periods up until November 18, 2004 and Koppers Holdings Inc., or Koppers Holdings, formerly known as KI Holdings Inc., and its subsidiaries on a consolidated basis for periods from and including November 18, 2004, when Koppers Holdings became the parent of Koppers Inc. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities.

We are a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, including 27 manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark. For the twelve months ended December 31, 2007, we had net sales of $1,327.9 million and net income of $63.3 million.

We operate two principal businesses: Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (64 percent of 2007 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (36 percent of 2007 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include utility poles for the electric and telephone utility industries.

Our operations are, to a substantial extent, vertically integrated and employ a variety of processes, as illustrated in the following flow diagram:

We were formed in November 2004 as a holding company for Koppers Inc. in a transaction in which all of the capital stock of Koppers Inc. was converted into shares of common and preferred stock of Koppers Holdings and Koppers Inc. became a wholly owned subsidiary of Koppers Holdings. Koppers Holdings does not have any operations independent of Koppers Inc., except as to administrative matters and except that Koppers Holdings is the sole obligor on its 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”). Koppers Inc. was formed in 1988 to facilitate the acquisition of certain assets of the company now known as Beazer East, Inc.

On February 6, 2006 we completed an initial public offering in which we issued and sold 8,700,000 shares and Saratoga Partners III, L.P. and its affiliates sold 2,800,000 of its existing shares (after converting their preferred shares into common shares on a 3.9799-for-one basis) at an initial selling price to shareholders of $14.00 per share. Saratoga Partners III, L.P. and its affiliates (“Saratoga”) is a New York-based investment firm managed by Saratoga Management Company LLC which owned a majority stake in us prior to the initial public offering. We used the majority of the proceeds to redeem $101.7 million of the Koppers Inc. Senior Secured Notes due 2013 (the “Senior Secured Notes”).

Industry Overview

Coal tar is a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. We produce and distribute a variety of intermediate chemical products derived from the coal tar distillation process, including the co-products of the distillation process. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50 percent), creosote oils (approximately 30 percent) and chemical oils (approximately 20 percent). Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products.

We believe that demand for aluminum and railroad track maintenance substantially drive the growth in our two principal businesses. Through our leading market positions and global presence, we believe we are uniquely well-positioned to capitalize on favorable trends within our end-markets. According to the November 2007 CRU International Report, worldwide aluminum production increased 13 percent to 38 million metric tons in 2007 and was expected to grow by eleven percent in 2008 and six percent in 2009. Carbon pitch requirements for the aluminum industry were four million metric tons in 2007 and are expected to grow as a function of growth in aluminum production.

Koppers Holdings Inc.    2007 Annual Report

The railroad crosstie business is benefiting and will likely continue to benefit from positive general economic conditions in the railroad industry and from expected increases in spending on both new track and existing track maintenance. The Railway Tie Association (“RTA”) estimates that approximately 19.5 million wood crossties for Class 1 railroads were purchased in the United States and Canada in 2007 and approximately 19.6 million wood crossties are projected to be purchased in 2008.

Carbon Materials & Chemicals

Our Carbon Materials & Chemicals business manufactures six principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote and carbon black feedstock, used in the treatment of wood or as a feedstock in the production of carbon black; (d) carbon black, used in the manufacture of rubber tires; (e) naphthalene, used primarily as a surfactant in the production of concrete; and (f) furnace coke, used in steel and iron production. Carbon pitch, phthalic anhydride, creosote (and carbon black feedstock) and naphthalene are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals business’ profitability is impacted by the cost of purchasing coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote, and naphthalene. We have three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to our customers with a consistent supply of high-quality products. For 2007, 2006 and 2005, respectively, principal products comprised the following net sales for Carbon Materials & Chemicals:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005

Carbon Materials & Chemicals:
Carbon pitch	$360.3	$265.2	$201.7
Phthalic anhydride	102.2	97.7	86.7
Creosote and carbon black feedstock	87.2	61.7	45.0
Furnace coke	69.5	61.4	60.5
Naphthalene	57.4	32.9	32.0
Carbon black	43.2	36.3	27.6
Other products	128.6	119.2	108.3

	$848.4	$674.4	$561.8

We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. Our eight coal tar distillation facilities (four of which have port access) and five carbon pitch terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of U.S. coke capacity, we have secured coal tar supply through long-term contracts.

Coal tar is purchased from a number of outside sources as well as from our Monessen facility. Primary suppliers are United States Steel Corporation, Mittal Steel USA, Tangshan Iron & Steel Co., Ltd., EES Coke Battery, LLC, Novolipetsk Steel, AK Steel Corporation, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group and Mountain States Carbon LLC.

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

Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50 percent), creosote oils (approximately 30 percent) and chemical oils (approximately 20 percent). The below diagram shows the distillation streams derived from coal tar distillation and the primary markets and products that we sell to:

Carbon Pitch

On a global basis, we produce carbon pitch through the tar distillation process. Sales terms are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders which are coordinated through our global marketing group at corporate headquarters.

Over 90 percent of our carbon pitch is sold to the aluminum industry, typically under long-term contracts ranging from three to five years. Many of these long-term contracts have provisions for periodic pricing reviews. Demand for carbon pitch generally fluctuates with production of primary aluminum. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes used in the aluminum production process.

We have several global competitors in the carbon pitch market, primarily in Europe and Asia. We believe we are the largest producer of carbon pitch for the aluminum industry. Competitive factors in the carbon pitch market include price, quality, service, and security of supply. We believe we have a competitive advantage based on our global presence and long-term raw material supply contracts.

Naphthalene & Phthalic Anhydride

Chemical oils are further processed to produce naphthalene. In Australia, China and Europe, naphthalene is sold into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs.

Koppers Holdings Inc.    2007 Annual Report

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

Creosote & Carbon Black Feedstock

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

Globally, approximately 33 percent of our total creosote production was sold internally in 2007. Our wood treating plants in the United States and our carbon black facility in Australia purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in these markets that is integrated in this fashion. The remainder of our creosote is sold to railroads, other wood treaters and carbon black manufacturers. We have several competitors in the creosote market.

Carbon Black

We manufacture carbon black at our plant in Australia using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. In 2007 we completed a capital project to expand our capacity at our carbon black facility by approximately 40 percent. Coal tar based carbon black is used in the manufacture of rubber tires as well as other specialty applications.

Furnace Coke

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

Other Products

Other products include the sale of refined tars, benzole, specialty chemicals and commercial roofing.

Seasonality

Demand for certain products may decline during winter months due to weather conditions. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Acquisitions & Expansions

Reilly Acquisition. On April 28, 2006, we acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases and a non-compete agreement. We have integrated the additional tar distillation production at our existing facilities in the U.S. Net sales from the date of acquisition to December 31, 2006 totaled $55.8 million.

China Expansion. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established which will construct and operate a new tar distillation facility in the Hebei Province near the Jintang Port with a distillation capacity of 300,000 metric tons. We hold a 30 percent investment in TKK which is expected to commence production in 2008. In December 2007, we announced the approval of a project to expand the capacity of our existing 60 percent-owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons. The expansion is expected to be operational in late 2008.

Railroad & Utility Products

We market commercial wood treatment products primarily to the railroad and public utility markets in the United States and Australia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. For the year ended December 31, 2007, sales of railroad products and services represented approximately 80 percent of the Railroad & Utility Products business’ net sales. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products business operates 15 wood treating plants, one co-generation facility and 13 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants typically abut railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

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

The Railroad & Utility Products business’ largest customer base is the North American Class 1 railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We have also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 21.2 million replacement crossties (both wood and non-wood) purchased during 2007. We currently supply all seven of the North American Class 1 railroads and have contracts with six of the seven North American Class 1 railroads. We have enjoyed long-standing relationships with this important customer base. These relationships have been further strengthened recently due to our ability to absorb additional treating volumes into our existing infrastructure. We intend to focus on capitalizing on our relationships with railroads by offering an expanded list of complementary product offerings that the railroads may be interested in outsourcing to us.

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

Koppers Holdings Inc.    2007 Annual Report

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

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 60 percent of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

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

We believe that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, we acquired a 50 percent-owned partnership interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2007, an estimated 1.5 million concrete crossties were installed by Class 1 railroads, representing approximately ten percent of total Class 1 crosstie insertions. We believe that concrete crossties will continue to command approximately this level of market share. While the cost of material and installation of a concrete crosstie is much higher than that of a wood crosstie, the average lives of wood and concrete crossties are similar.

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

During 2007, sales of pole products accounted for approximately 20 percent of Railroad & Utility Products’ net sales. We have eight principal competitors in the U.S. utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium-size plants and serving local markets.

Equity Investments

KSA Limited Partnership, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to our wood treatment crosstie business. We own 50 percent of KSA, with the other 50 percent owned by subsidiaries of Lehigh Cement Company. KSA Limited Partnership also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

TKK was established in November 2007 and will construct and operate a new tar distillation facility in the Hebei Province near the Jintang Port. The Company holds a 30 percent investment in TKK which is expected to commence production in late 2008.

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. We believe the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2007, 2006 and 2005 were $2.8 million, $2.5 million and $2.8 million, respectively.

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

Segment Information

Please see Note 10, “Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including political and economic conditions in international markets and fluctuations in foreign exchange rates. While a significant majority of our sales and income is generated by operations in the United States, Canada, the United Kingdom, Scandinavia and Australia, our remaining sales and income are generated from operations in developing regions, such as China.

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

We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2007 and 2006 were approximately $12.5 million and $5.6 million, respectively, which include provisions primarily for environmental fines and soil remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $4.4 million, and annual operating

Koppers Holdings Inc.    2007 Annual Report

expenses for environmental matters, excluding depreciation, averaged approximately $11.2 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $13.7 million for 2008. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations. See Note 20 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2007, we had 627 salaried employees and 1,300 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	315	606	921
Railroad & Utility Products	243	694	937
Administration	69	—	69

Total Employees	627	1,300	1,927

Of our employees, approximately 65 percent are represented by approximately 20 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America currently represent more than 550 of our employees at eight of our facilities and, therefore, represent the largest number of our unionized employees. Labor contracts that expire in 2008 cover approximately 25 percent of our total labor force.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Form 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations—SEC Filings.

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

¡

The principal consumers of our carbon pitch are primary aluminum smelters. Although the aluminum industry has experienced growth on a long-term basis, there may be cyclical periods of weak demand which could result in decreased primary aluminum production. Our pitch sales have historically declined during such cyclical periods of weak global demand for aluminum.

¡

The principal use of our phthalic anhydride is in the manufacture of plasticizers and flexible vinyl, which are used mainly in the housing and automobile industries. Therefore, a decline in remodeling and construction or global automobile production could reduce the demand for phthalic anhydride.

¡

The principal customers for our coke are U.S. integrated steel producers. The prices at which we will be able to sell our coke in the future will be greatly affected by the demand for coke from the steel industry and the supply of coke from the U.S. integrated steel producers’ own coke production and from foreign sources.

¡

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

For the year ended December 31, 2007, our top ten customers accounted for approximately 50 percent of our net sales. During this period, our two largest customers each accounted for approximately ten percent and eight percent, respectively, of our total net sales. Additionally, an integrated steel company representing approximately five percent of total net sales is the only customer for our furnace coke, with a contract to take 100 percent of our coke production through 2009. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability.

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability.

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on utilizing specialized ocean-going transport vessels, several of which we own or lease, to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

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

¡

We experienced a shortage of coal tar that caused us to declare force majuere with respect to our North American carbon materials customers from July 2006 through December 2006. The events which caused the shortage were beyond our control and may experience similar shortages of coal tar in the future.

¡

In certain circumstances coal tar may also be used as an alternative to fuel. Recent increases in energy prices have resulted in higher coal tar costs which we attempt to pass through to our customers. If these costs cannot be passed through, it could result in margin reductions for our coal tar-based products.

¡

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

Koppers Holdings Inc.    2007 Annual Report

¡

Metallurgical coal is the primary raw material used in the production of coke. An increase in the price of metallurgical coal, or a prolonged interruption in its supply, could increase our operating expenses.

¡

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents that could lead to an interruption or suspension of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our company as a whole. Other hazards include the following:

¡	piping and storage tank leaks and ruptures;

¡	mechanical failure;

¡	exposure to hazardous substances; and

¡	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

¡	the treatment, storage and disposal of wastes;

¡	the investigation and remediation of contaminated soil and groundwater;

¡	the discharge of effluents into waterways;

¡	the emission of substances into the air;

¡	the marketing, sale, use and registration of our chemical products, such as creosote; and

¡	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2007 and December 31, 2006 were $12.5 million and $5.6 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $4.4 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $11.2 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $13.7 million for 2008. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties.

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional cleanup obligations with respect to our sites or third party sites, may result in significant additional costs, and potentially significant expenditures could be required in order to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. We also are involved in various litigation and proceedings relating to environmental matters and toxic tort claims which are described in detail in Note 20 of the consolidated financial statements.

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

Koppers Holdings Inc.    2007 Annual Report

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

We maintain property, casualty and workers’ compensation insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance and remediation. In addition, from time to time, various types of insurance for companies in our industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

We have operations in the United States, Australia, China and Europe, and sell our products in many foreign countries. For the year ended December 31, 2007, net sales from our products sold by Koppers Europe ApS and Koppers Australia Pty Ltd. (“Koppers Australia”) accounted for approximately 34 percent of our total net sales. Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations.

Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and the markets where we sell our products and improve our market position. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire any particular business and integrate the acquired business into our existing operations. Also, efforts to acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future, which could lead to increased operating costs, a failure to realize anticipated operating synergies, or both.

Litigation against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse affect on us.

We produce chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the nature of some of the products we use and produce, we may face product liability, toxic tort and other claims relating to incidents involving the handling, storage and use of and exposure to our products.

For example, we are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals, including certain cases in state and federal court relating to our Grenada, Mississippi facility. In April 2006, in the first Grenada case to be tried, a jury returned a verdict against us of 20 percent of $845,000, which was subsequently reduced to 20 percent of $785,000, for compensatory damages and no liability for punitive damages. We have appealed the judgment but the appellate court has not yet ruled on our appeal. Although we intend to vigorously defend the remaining Grenada and other similar claims against us, an unfavorable verdict or other resolution of these or any future claims against us could have a material affect on our business, financial condition, cash flows and results of operations. A further description of the material claims against us is included in Note 20 of the consolidated financial statements.

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

Governmental investigations include the New Zealand Commerce Commission (the “NZCC”) claim with respect to competitive practices in the New Zealand wood preservative industry. This claim was filed against a number of corporate and individual defendants, including certain subsidiaries of Koppers Arch Investments Pty Limited (“Koppers Arch”). Until July 5, 2007, we had a 51 percent ownership interest in Koppers Arch. On that date, we sold our 51 percent interest in Koppers Arch to Arch Chemicals, Inc. In February 2006, Koppers Arch entered into a Cooperation Agreement with the NZCC and paid a fine of $2.6 million. Koppers Arch also entered into a cooperation agreement with the Australian Competition and Consumer Commission.

In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including KANZ, KAI, Koppers Australia and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the New Zealand Commerce Act of 1986. Timtech is seeking damages against all defendants in the amount of $3.9 million plus exemplary damages and pre-judgment interest in an unspecified amount. In connection with the sale of our 51 percent interest in Koppers Arch Investments Pty, we provided an indemnity to the Ach Chemicals, Inc. for our share of liabilities, if any, arising from certain litigation and claims including the Timtech litigation and claims arising from the New Zealand Commerce Commission and the Australian Competition and Consumer Commission investigations.

Although the Timtech case will be vigorously defended, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations. It is possible that other civil claims could be filed against us arising from alleged breaches of New Zealand and Australian competition laws. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Koppers Holdings Inc.    2007 Annual Report

Labor disputes could disrupt our operations and divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

Of our employees, approximately 65 percent are represented by approximately 20 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America currently represent approximately 550 of our employees at eight of our facilities and, therefore, represent the largest number of our unionized employees. Labor contracts that expire in 2008 cover approximately 25 percent of our total workforce. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our post-retirement obligations are currently underfunded. We expect to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2007, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $27.1 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to be lower than anticipated. Our obligations for other post-retirement benefit obligations are unfunded. During the years ended December 31, 2007 and December 31, 2006, we contributed $13.5 million and $14.6 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

We have a substantial amount of indebtedness, which could harm our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and pay dividends.

As of December 31, 2007, we and our subsidiaries had approximately $440.2 million of indebtedness (excluding trade payables and intercompany indebtedness), consisting primarily of our Senior Discount Notes, Koppers Inc.’s Senior Secured Notes and $43.6 million of indebtedness under our senior secured credit facility.

The degree to which we are leveraged could have important consequences, including the following:

¡

our ability to satisfy our obligations under our debt could be affected and any failure to comply with the requirements, including financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing such indebtedness;

¡

a substantial portion of our cash flow from operations will be required to make interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

¡	our ability to obtain additional financing in the future may be impaired;

¡	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

¡	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

¡	our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general; and

¡	our ability to pay dividends to our shareholders may be impaired.

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

Koppers Inc.’s senior secured credit facility and the indentures governing our Senior Discount Notes and Koppers Inc.’s Senior Secured Notes contain a number of significant covenants in addition to covenants restricting the incurrence of additional debt. Among other things these covenants limit our ability to

¡	incur or guarantee additional debt and issue certain types of preferred stock;

¡	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

¡	make investments;

¡	create liens on our assets;

¡	enter into sale and leaseback transactions;

¡	sell assets;

¡	engage in transactions with our affiliates;

¡	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

¡	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

¡	transfer or issue shares of stock of subsidiaries.

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

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under that agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements and the indentures governing our Senior Discount Notes and Senior Secured Notes. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. This would result in a significant interruption in our business operations, which would negatively impact the market price of our common stock. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our negative net worth may require us to maintain additional working capital.

As of December 31, 2007, we had negative net worth of approximately $23.3 million, resulting primarily from the use of borrowings to fund dividends. Our negative net worth may make it difficult for us to obtain credit from suppliers, vendors and other parties. In addition, some of our suppliers and vendors may require us to prepay for services or products or may impose less advantageous terms on timing of payment. Our ability to enter into hedging transactions may also be limited by our negative net worth. As a result, we may require additional working capital, which may negatively affect our cash flow and liquidity.

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

Koppers Holdings Inc.    2007 Annual Report

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management, experience and leadership skills of our senior management team. Our senior management team has an average of over 20 years of industry experience. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed.

Risks Relating to Our Common Stock

Our stock price may be extremely volatile.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include the following:

¡	actual or anticipated fluctuations in our operating results or future prospects;

¡	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or the SEC;

¡	strategic actions by us or our competitors, such as acquisitions or restructurings;

¡	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

¡	changes in accounting standards, policies, guidance, interpretations or principles;

¡	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

¡	sales of common stock by us, members of our management team or a significant shareholder; and

¡	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the aluminum or railroad industry generally.

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

As of January 31, 2008, there were 20,826,551 shares of our common stock outstanding. Future sales, or the perception or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. We may also issue shares of our common stock, or other securities, in connection with employee stock compensation programs and board of directors’ compensation. In addition, we may issue shares of our common stock or other securities in public or private offerings as part of our efforts to raise additional capital. In the event any such acquisition, investment, issuance under stock compensation programs or offering is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership in us.

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are organized, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Articles of Incorporation and Bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Amended and Restated Articles of Incorporation, or our Articles of Incorporation, authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

¡	Our board of directors is classified into three classes. Each director will serve a three-year term and will stand for re-election once every three years.

¡

Our shareholders will be able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.

¡

Under Pennsylvania law, cumulative voting rights are available to the holders of our common stock if our Articles of Incorporation have not negated cumulative voting. Our Articles of Incorporation provide that our shareholders do not have the right to cumulative votes in the election of directors.

¡

Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. It also provides that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.

¡

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc.    2007 Annual Report

ITEM 2. PROPERTIES

Our principal fixed assets consist of our production, treatment, and storage facilities and our transportation and plant vehicles. Our production facilities consist of 12 Carbon Materials & Chemicals facilities and 15 Railroad & Utility Products facilities. As of December 31, 2007, the net book value of vehicles, machinery and equipment represented approximately 22 percent of our total assets, as reflected in our consolidated balance sheet. Generally, our production facilities are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year. The following chart sets forth information regarding our production facilities:

Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch, Creosote, Naphthalene	Port Clarence, United Kingdom	120	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Carbon Pitch	Longview, Washington	1	Leased
Carbon Pitch	Mayfield, New South Wales, Australia	26	Owned
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Carbon Pitch	Portland, Oregon	6	Leased
Carbon Pitch	Scunthorpe, United Kingdom	27	Owned
Carbon Pitch	Tangshan, China	9	Leased
Carbon Pitch, Phthalic Anhydride	Stickney, Illinois	38	Owned

Railroad & Utility Products
Utility Poles, Railroad Crossties	Bunbury, Western Australia, Australia	41	26 Owned, 15 Leased
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned
Utility Poles	Longford, Tasmania	17	Owned
Railroad Crossties	North Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Muncy, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	77	Leased

Our corporate offices are located in approximately 60,000 square feet of leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 20 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of January 31, 2008. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	61	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Ernest S. Bryon	62	Vice President, Business Development, Asia, Koppers Inc.
James T. Dietz	51	Vice President, European Operations, Koppers Inc.
Donald E. Evans	42	Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals, Koppers Inc.
Kevin J. Fitzgerald	55	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Leslie S. Hyde	47	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	52	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	53	Vice President and General Manager, Railroad Products & Services Division, Koppers Inc.
Michael J. Mancione	41	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Mark R. McCormack	48	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	47	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
M. Claire Schaming	54	Treasurer and Assistant Secretary, Koppers Holdings Inc. and Koppers Inc.

Mr. Turner was elected President and Chief Executive Officer in, and has been our director since, November 2004. He has been President and Chief Executive Officer and director of Koppers Inc. since February 1998.

Mr. Bryon was elected Vice President, Business Development, Asia for Koppers Inc. in December 2006. Mr. Bryon had been elected Vice President, Australasian Operations of Koppers Inc. and Managing Director, Koppers Australia Pty. Ltd., our subsidiary, in October 1998. As previously announced, Mr. Bryon will be retiring effective March 1, 2008.

Mr. Dietz was elected Vice President, European Operations of Koppers Inc., in November 2006. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Operations Manager, Carbon Materials and Chemicals of Koppers Inc., beginning in March 1999.

Mr. Evans was elected Vice President, Global Marketing, Sales and Development, Carbon Materials and Chemicals of Koppers Inc. in February 2007. From October 2004 through December 2006, Mr. Evans was Vice President for Advanced Recycling Systems (design and manufacture of abrasive recycling machines, dust collectors and lift platforms) and part of a three-person management team overseeing all aspects of the business. From July 1998 through September 2004, Mr. Evans had been Manager, Business Development & Strategic Planning, Carbon Materials and Chemicals of Koppers Inc.

Mr. Fitzgerald was elected Senior Vice President, Global Carbon Materials and Chemicals of Koppers Inc. in November 2006. Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials and Chemicals of Koppers Inc. in March 1998.

Ms. Hyde was elected Vice President, Safety and Environmental Affairs of Koppers Inc. in January 2005. Ms. Hyde joined Koppers Inc. in 1999 as Manager, Environmental Department.

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary in November 2004 and has been Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary of Koppers Inc. in July 2002.

Koppers Holdings Inc.    2007 Annual Report

Mr. Loadman was elected Vice President and General Manager, Railroad Products & Services of Koppers Inc. in November 1994.

Mr. Mancione was elected Vice President, Carbon Materials and Chemicals, North America of Koppers Inc. in November 2006. He has been with Koppers since its inception in 1988 and has held various positions in operations and marketing. Most recently, he was Manager, Marketing and Sales, Carbon Materials and Distillates of Koppers Inc., beginning in November 2004, and prior to that was Operations Manager, Railroad Products and Services of Koppers Inc. beginning in 2002.

Mr. McCormack was elected Vice President, Australian Operations of Koppers Inc. in November 2006. Mr. McCormack had been elected Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals of Koppers Inc. in February 2002.

Mr. McCurrie was elected Vice President and Chief Financial Officer in November 2004 and has been Vice President and Chief Financial Officer of Koppers Inc. since October 2003. Mr. McCurrie, a certified public accountant, was the Chief Financial Officer of Union Switch & Signal, Inc. (rail-industry products) from 1996 to October 2003. Mr. McCurrie was employed by Union Switch & Signal, Inc. from 1992 to October 2003.

Ms. Schaming was elected Treasurer and Assistant Secretary in November 2004 and has been Treasurer and Assistant Secretary of Koppers Inc. since May 1992.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”. Prior to the initial public offering in February 2006, there was no established trading market for our common stock.

The number of registered holders of Koppers common shares at January 31, 2008 was 80.

See Note 22 to the consolidated financial statements below for information concerning dividends and high and low market prices of our common shares during the past two years.

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

The indentures governing our senior discount notes and Koppers Inc.’s senior secured notes also restrict our ability to pay dividends. Our ability to pay dividends and to make other restricted payments, such as repurchasing of any of our capital stock, repurchasing, redeeming or defeasing any of our obligations that are subordinate to the senior secured notes and the senior discount notes or making any investment (subject to certain exceptions), is governed by a formula based on 50 percent of our consolidated net income. In addition, as a condition to making such payments based on such formula, we must have an EBITDA (as defined in the indentures) to consolidated interest expense ratio of at least 2.0 to 1.0. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s senior secured notes permits an aggregate of $7.5 million, and the indenture governing our senior discount notes permits an aggregate of $12.5 million, of such payments to be made whether or not there is availability under the formula or conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture. At December 31, 2007, we had $141.2 million of capacity pursuant to the general formula for the restricted payments covenant under the senior discount notes indenture, which we refer to as the buildup amount, and $133.6 million of capacity pursuant to the buildup amount under the senior secured notes indenture. The buildup amount will increase or decrease depending upon, among other things, our cumulative consolidated net income, the net proceeds of the sale of capital stock and the amount of restricted payments we may make from time to time, including, among other things, the payment of cash dividends. In addition, after November 15, 2009, we will be required to pay cash interest on our senior discount notes, which will decrease our cash available to pay dividends.

Koppers Holdings Inc.    2007 Annual Report

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

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	265,093	$6.81	1,911,792

2004 Restricted Stock Unit Plan

In August 2004 we granted a total of 537,287 restricted stock units with a fair value of $3.30 per share to eight members of senior management. The vesting schedule for these units to shares of Koppers Holdings is 20 percent in August 2004, 20 percent in August 2005, 20 percent in August 2006, 20 percent in August 2007 and 20 percent in November 2008. Non-vested restricted stock units do not have voting rights or are they entitled to receive dividends.

2005 Long Term Incentive Plan

In December 2005, we adopted our 2005 Long Term Incentive Plan. The 2005 Long Term Incentive Plan permits various types of long-term incentive awards to be made, including stock options, stock appreciation rights, restricted stock/restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards. On March 22, 2007, our board of directors granted 33,877 restricted stock units and 69,800 performance stock units to certain employee participants. The restricted stock units will vest ratably in March 2008, 2009 and 2010, assuming continued employment by the participant. For certain participants who currently have unvested restricted stock units from a prior grant, vesting of the March 2007 restricted stock award will occur at the end of a three-year service period. The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2009. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2007. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

On May 8, 2007 (the “grant date”), the Company granted 60,200 nonqualified stock options to certain employee participants which vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have an exercise price of $29.97 per share and a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

Issuer Purchases of Equity Securities

There were no repurchases of common stock by us during the fourth quarter of 2007.

Common Stock Repurchase Program

On February 6, 2008, our board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010.

The timing and amount of such purchases will be determined by us based on a number of factors including the market price of our common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2007. The selected historical consolidated financial data for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2007	2006	2005	2004	2003
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,327.9	$1,108.0	$978.4	$904.4	$802.8
Depreciation and amortization	32.5	32.7	31.5	32.0	33.0
Operating profit	130.9	82.8	73.7	58.7	14.0
Interest expense	45.9	61.3	51.7	38.2	37.5
Income (loss) from continuing operations	56.5	14.8	10.8	8.3	(20.1)
Income (loss) from discontinued operations(1)	0.1	0.4	(0.9)	1.3	1.1
Gain on sale of Koppers Arch(1)	6.7	—	—	—	—
Cumulative effect of change in accounting principle(2)	—	—	—	—	(18.1)
Net income (loss)(3)	63.3	15.2	9.9	9.6	(37.1)
Net income (loss) applicable to common shares	63.3	15.2	(19.1)	(67.9)	(90.8)
Earnings (Loss) Per Common Share Data:(4)(5)
Basic – continuing operations	$2.72	$0.77	$(6.29)	$(23.59)	$(21.09)
Diluted – continuing operations	2.70	0.73	(6.29)	(23.59)	(21.09)
Weighted average common shares outstanding (in thousands):(5)
Basic	20,768	19,190	2,907	2,932	3,500
Diluted	20,874	20,104	2,907	2,932	3,500
Balance Sheet Data:
Total assets	$669.3	$649.4	$551.8	$583.6	$514.0
Total debt	440.2	475.9	517.2	512.8	340.7
Other Data:
Capital expenditures	$24.3	$28.5	$23.0	$21.2	$19.3
Cash dividends declared per common share(5)	$0.68	$1.30	$3.19	$8.51	$5.89
Cash dividends declared per preferred share	—	—	12.68	33.85	23.46

(1)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(2)	Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, we had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Basic and diluted earnings per share related to the change in accounting principle were $5.17 per common share.

(3)	In connection with our initial public offering in February 2006, costs totaling $17.4 million were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).

(4)	Prior to the conversion of the senior convertible preferred stock into shares of common stock in connection with our initial public offering in February 2006, earnings per share were calculated in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, after giving effect to the 3.9799-for-one stock split.

(5)	Cash dividends declared per common share, earnings per common share and weighted average common shares outstanding give effect to a 3.9799-for-one stock split in January 2006.

Koppers Holdings Inc.    2007 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, which includes manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark.

We operate two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”). We believe that our CM&C business is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. We believe that our R&UP business is the largest North American supplier of railroad crossties. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Our CM&C business has entered into a number of strategic transactions during the last two years to expand and focus on its core business related to coal tar distillation and derived products. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established which will construct and operate a new tar distillation facility in the Hebei Province near the Jintang Port with a distillation capacity of 300,000 metric tons. We hold a 30 percent investment in TKK which is expected to commence production in 2008. In December 2007, we announced the approval of a project to expand the capacity of our existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons. The expansion is expected to become operational in late 2008.

In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. for net cash proceeds of $14.3 million and recognized a gain from the sale, net of tax, of $6.7 million. Effective as of this date, Koppers Arch was classified as a discontinued operation in our statement of operations and earnings per share and our financial statements have been accordingly restated. Koppers Arch was a manufacturer of timber presentation chemicals.

In April 2006 we acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases, pitch melting assets and a non-compete agreement. We have integrated the additional tar distillation production into our existing facilities in the U.S.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher energy prices; (ii) competitive conditions in global carbon pitch markets; and (iii) low margins in the utility pole business.

Raw material prices have increased over the past several years, including our primary feedstocks: coal tar, coal and lumber. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs, such as those occurring during 2007 and 2006, have resulted in margin dilution because only the increased cost is passed on to the customer. We believe that the global restructuring of the CM&C business has stabilized with respect to the North

American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. We expect to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; we will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Conditions in the U.S. economy may have an impact on the demand for certain products, particularly coal tar chemicals, which are used in various applications related to consumer products and the housing industry. Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Denmark, China and the United Kingdom. In the event this trend reverses, net sales could decline if volumes do not increase.

Seasonality and Effects of Weather on Operations

Our quarterly operating results fluctuate due to a variety of factors that are outside of our control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that it may experience material fluctuations in quarterly operating results. Historically, our operating results can be significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. We expect this seasonality trend to continue in future periods.

Results of Operations – Comparison of Year Ended December 31, 2007 and December 31, 2006

Consolidated Results

Net sales for the years ended December 31, 2007 and 2006 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2007	2006
(Dollars in millions)
Carbon Materials & Chemicals	$848.4	$674.4	+26%
Railroad & Utility Products	479.5	433.6	+11%

	$1,327.9	$1,108.0	+20%

CM&C net sales increased by $174.0 million or 26 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+8%	+5%	+2%	+15%
Distillates(b)	+1%	+2%	+1%	+4%
Coal Tar Chemicals(c)	+1%	+2%	—%	+3%
Other(d)	+2%	—%	+2%	+4%

Total CM&C	+12%	+9%	+5%	+26%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices have been renegotiated in response to substantially higher raw material costs. The increase in carbon materials sales volume is due partially to the acquisition of certain imported carbon pitch supply contracts from Reilly Industries Inc. (“Reilly acquisition”) in April 2006 in addition to acquired domestic sales contracts related to the Reilly acquisition. These acquired import and domestic contracts resulted in a total sales volume increase for the year ended December 31, 2007 of four percent.

Koppers Holdings Inc.    2007 Annual Report

Overall, distillate pricing was flat for the year ended December 31, 2007 as increases in creosote prices in the U.S. were largely responsible for the total price increase of one percent. The increase in distillate sales volume is due primarily to higher European carbon black feedstock sales and higher U.S. creosote sales of two percent in total.

For coal tar chemicals, increases in worldwide naphthalene prices and U.S. phthalic anhydride prices resulted in a sales increase totaling one percent. Volume increases from naphthalene sales contributed to an increase of two percent. With respect to other products, furnace coke realized higher pricing totaling one percent as compared to the prior year. Changes in foreign exchange rates between the U.S. dollar and Australian and European currencies resulted in higher sales of five percent across all product lines.

R&UP net sales increased by $45.9 million or 11 percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	—%	—%	+2%
TSO Crossties(b)	+1%	+1%	—%	+2%
Distribution Poles	+2%	—%	+1%	+3%
Other(c)	+5%	–1%	—%	+4%

Total R&UP	+10%	—%	+1%	+11%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases of treated railroad crossties totaled two percent for the year ended December 31, 2007. Volume increases in treated railroad crossties of one percent were offset by volume decreases in untreated railroad crossties of the same percentage. The price increase in other products is due primarily to higher creosote prices totaling four percent. Higher raw material costs contributed to the pricing increases realized in treated railroad crossties and creosote.

Cost of sales as a percentage of net sales was 82 percent for the year ended December 31, 2007 as compared to 84 percent for the year ended December 31, 2006. Overall, cost of sales increased by $162.1 million when compared to the prior year period due primarily to higher raw material volumes from the Reilly acquisition, higher raw material costs and foreign exchange.

Depreciation and amortization for the year ended December 31, 2007 was $0.2 million lower when compared to the prior year period.

Selling, general and administrative expenses for the year ended December 31, 2007 were $9.9 million higher when compared to the prior year period due primarily to due diligence costs of $6.8 million related to a potential acquisition which was not consummated. Other increases related to management incentive programs, stock-based compensation programs, and investment in sales and administrative functions in China. Partially offsetting this increase was a one-time expense totaling $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract recognized in the year ended December 31, 2006.

Interest expense for the year ended December 31, 2007 was $15.4 million lower when compared to the prior year period due primarily to costs incurred in the year ended December 31, 2006 related to our initial public offering. The proceeds from the offering were used to redeem $101.7 million of the 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) which resulted in expenses totaling $14.4 million for call premiums, bond consent fees and the write-off of deferred financing costs.

Income taxes for the year ended December 31, 2007 were $20.1 million higher when compared to the prior year period due primarily to the increase in pretax income of $62.9 million. Our effective income tax rate for the year ended December 31, 2007 was 30.3 percent as compared to the prior year period of 25.5 percent. The increase in the effective tax rate is due primarily to the smaller impact (in proportion to pretax book income) from the non-conventional fuel tax credit in the current year period.

This effect was partially offset by a favorable impact from the mix of earnings between the U.S. and Australia and the ability to claim the domestic production activities deduction in the current year period.

Gain on sale of Koppers Arch for the year ended December 31, 2007 represents the gain, net of tax expense, from the sale of our 51 percent interest in Koppers Arch to Arch Chemicals on July 5, 2007. Effective as of this date, Koppers Arch was classified as a discontinued operation in our statement of operations.

Segment Results

Segment operating profit for the years ended December 31, 2007 and 2006 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2007	2006
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$90.1	$60.1	+50%
Railroad & Utility Products	42.8	23.9	+79%
Corporate	(2.0)	(1.2)	+67%

	$130.9	$82.8	+58%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	10.6%	8.9%	+1.7%
Railroad & Utility Products	8.9%	5.5%	+3.4%

	9.9%	7.5%	+2.4%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2007 and 2006 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2007	2006
(Dollars in millions)
Net sales:
North America	$430.1	$347.7	+24%
Australasia including China	192.0	146.6	+31%
Europe	226.3	180.1	+26%

	$848.4	$674.4	+26%

Operating profit:
North America	$49.4	$32.1	+54%
Australasia including China	25.5	17.4	+47%
Europe	15.2	10.6	+43%

	$90.1	$60.1	+50%

North American CM&C sales increased $82.4 million due primarily to improved prices for carbon pitch, refined tar, creosote, and furnace coke of $49.2 million. In addition, incremental volumes of carbon pitch, refined tar and creosote sales related to sales contracts assumed in the Reilly acquisition contributed increased sales of $23.0 million. Operating profit as a percentage of net sales increased to 11.5 percent from 9.2 percent between periods reflecting an increase in pricing for carbon materials, creosote, furnace coke and phthalic anhydride due primarily to higher raw material costs and realized operating efficiencies related to the Reilly acquisition. Operating profit for 2007 and 2006 includes charges of $6.8 million and $1.5 million related to due diligence fees and the termination fee for the Saratoga advisory services contract, respectively. Excluding these amounts, the operating profit as a percentage of net sales increased to 13.1 percent in 2007 from 9.7 percent.

Koppers Holdings Inc.    2007 Annual Report

Australasian CM&C sales increased $45.4 million due primarily to higher prices for carbon pitch and naphthalene totaling $9.2 million and higher volumes for carbon pitch, naphthalene and carbon black feedstock totaling $15.4 million. In addition, changes in foreign exchange rates contributed $17.1 million of increased sales. Operating profit as a percentage of net sales increased to 13.3 percent from 11.9 percent between periods reflecting an increase in pricing for carbon pitch, naphthalene and carbon black feedstock due primarily to higher raw material costs.

European CM&C sales increased $46.2 million due primarily to higher prices for naphthalene and carbon pitch totaling $14.2 million and higher volumes of naphthalene and carbon black feedstock totaling $9.7 million. In addition, changes in foreign exchange rates contributed $17.5 million of increased sales. Operating profit as a percentage of net sales increased slightly to 6.7 percent from 5.9 percent between periods.

Railroad & Utility Products operating profit for the year ended December 31, 2007 increased by $18.9 million as compared to the prior period. Operating profit as a percentage of net sales increased to 8.9 percent from 5.5 percent between periods due to higher prices for treated railroad crossties, crosstie treatment services, distribution poles and creosote in addition to the mix impact of higher volumes of treated railroad crossties. Operating profit was also negatively impacted for the year ended December 31, 2006 by R&UP’s share of the Saratoga advisory services contract buyout expense of $1.5 million in addition to the loss on the sale of our specialty trackwork business and other plant closure costs totaling $1.9 million.

Results of Operations – Comparison of Years Ended December 31, 2006 and December 31, 2005

Consolidated Results

Net sales and operating profit for the years ended December 31, 2006 and 2005 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2006	2005
(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$674.4	$561.8	+20%
Railroad & Utility Products	433.6	416.6	+4%

	$1,108.0	$978.4	+13%

Operating profit:
Carbon Materials & Chemicals	$60.1	$47.8	+26%
Railroad & Utility Products	23.9	26.3	–9%
Corporate	(1.2)	(0.4)	+200%

	$82.8	$73.7	+12%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.9%	8.5%	+0.4%
Railroad & Utility Products	5.5%	6.3%	-0.8%

	7.5%	7.5%	—%

Net sales for CM&C increased by 20 percent, due primarily to $55.8 million of net sales from the Reilly acquisition as well as pricing increases for carbon pitch of $23.1 million, phthalic anhydride of $12.1 million, naphthalene of $11.1 million, and carbon black feedstock of $8.6 million. These increases were partially offset by lower carbon pitch volumes of $6.4 million and lower naphthalene volumes of $6.9 million. The price increase for carbon pitch was due primarily to higher raw material costs, and the phthalic anhydride and carbon black feedstock prices were favorably impacted by higher oil prices. The price increase for phthalic anhydride was due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in our domestic operations by the use of internally produced naphthalene. Additionally, the impact of foreign exchange rates increased sales by $4.5 million, freight costs in the U.S. increased by $3.3 million (due primarily to the force majeure declaration in 2006), and the increase in sales from a full year of the Lambson acquisition amounted to $6.8 million. Lambson Speciality Chemicals Limited was acquired in the second quarter of 2005.

Net sales for R&UP increased four percent due primarily to increases in volumes and prices for railroad crossties of $4.9 million and $5.0 million, respectively. Additionally, volumes and prices for crosstie treating services experienced an increase of $3.2 million and $5.0 million, respectively. Lower volumes for utility distribution poles of $7.8 million were largely offset by increased prices of $7.9 million. The increase in prices for railroad crossties was due primarily to higher raw material prices, the increase in volumes for crossties and crosstie treating services was due to the exit from the business of a major competitor, and the reduction in volumes for utility poles was the result of targeting higher margin business.

Operating profit for CM&C increased primarily due to higher sales and synergies derived from the Reilly acquisition as operating profit as a percentage of net sales increased by 0.4 percent.

Operating profit for R&UP decreased primarily due to its share of the Saratoga advisory services contract buyout expense of $1.5 million in addition to the loss on the sale of our specialty trackwork business and other plant closure costs totaling $1.9 million in 2005.

Depreciation and amortization for 2006 increased compared to the prior year due primarily to additional amortization as a result of the Reilly acquisition.

Selling, general and administrative expense increased by $8.0 million as compared to the prior period primarily due to $3.0 million for the buyout of the Saratoga advisory services contract and $2.8 million of additional charges related to a pension curtailment and a deferred compensation plan in 2006.

Interest expense increased $9.6 million due primarily to $14.4 million of call premiums, write-off of deferred financing costs and consent fees related to our initial public offering in February 2006, which more than offset a reduction in interest expense related to the repayment of $101.7 million of the Senior Secured Notes from the proceeds of the initial public offering.

Income taxes for the year ended December 31, 2006 were $3.7 million lower when compared to the prior year period due primarily to the tax benefit of non-conventional fuel tax credits recorded in 2006. Our effective income tax rate for the year ended December 31, 2006 was 25.5 percent as compared to the prior year effective income tax rate of 41.3 percent. Our effective income tax rate decreased due primarily to the effect of a benefit recorded for non-conventional fuel tax credits in the current year period and a non-deductible penalty in New Zealand in the prior year period, which was partially offset by greater tax expense in China (caused by a partial phase-out of a tax holiday there) in the current year period and greater U.S. tax expense on a larger amount of repatriated earnings in the current year period.

Carbon Materials & Chemicals Geographic Review

	Year Ended December 31,		Net Change
	2006	2005
(Dollars in millions)
Net sales:
North America	$347.7	$292.9	+19%
Australasia including China	146.6	124.0	+18%
Europe	180.1	144.9	+24%

	$674.4	$561.8	+20%

Operating profit:
North America	$32.1	$22.5	+43%
Australasia including China	17.4	17.8	–2%
Europe	10.6	7.5	+41%

	$60.1	$47.8	+26%

Koppers Holdings Inc.    2007 Annual Report

North American CM&C sales increased by 19 percent due primarily to $55.8 million of sales from the Reilly acquisition, $3.3 million of higher freight costs, and price increases (driven primarily by higher raw material costs) of $18.3 million for carbon pitch and phthalic anhydride, partially offset by volume reductions of $21.0 million for carbon pitch, refined tar, naphthalene, and roofing products. Operating profit as a percentage of net sales increased to 9.2 percent from 7.7 percent between periods due primarily to higher prices for phthalic anhydride and the synergies realized from the Reilly acquisition, which more than offset $1.5 million of allocated expense for the buyout of the Saratoga advisory services contract.

Australasian CM&C sales increased by 18 percent due primarily to $21.0 million of price increases for carbon pitch, carbon black, carbon black feedstock, and naphthalene. Operating profit as a percentage of net sales decreased to 11.9 percent from 14.4 percent between periods primarily due to $1.2 million of legal and environmental charges, significantly higher raw material costs, and lower volumes of naphthalene.

European CM&C sales increased by 24 percent due primarily to $6.8 million of increased sales from a full year of the Lambson acquisition, $4.2 million of favorable foreign exchange rate impact, and $21.9 million of price increases for carbon pitch, carbon black feedstock and naphthalene. Operating profit as a percentage of net sales increased to 5.9 percent from 5.2 percent between periods primarily due to higher prices for carbon black feedstock and naphthalene.

Cash Flow

Net cash provided by operating activities was $65.2 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $31.6 million for the year ended December 31, 2006. The cash flow for the prior period included payments associated with the initial public offering totaling $14.2 million for call premiums on the Senior Secured Notes, bond consent fees and the buyout of the Saratoga advisory services contract in addition to the payment of a legal settlement totaling $2.6 million. Excluding these amounts, net cash flow from operating activities increased by $16.8 million between periods due to improved net income partially offset by increased working capital requirements.

Net cash provided by operating activities for the year ended December 31, 2006 decreased compared to the prior year due primarily to the payment of the call premiums, bond consent fees, buyout of the Saratoga advisory services contract and the legal settlement of $16.8 million in total. In addition, working capital requirements increased as a result of the Reilly acquisition and higher raw material costs.

Net cash used by investing activities was $16.5 million for the year ended December 31, 2007 as compared to $71.2 million for the year ended December 31, 2006 which included $45.1 million for the Reilly acquisition. Acquisition expenditures in 2007 of $4.1 million relate to deferred purchase price payments for Lambson Speciality Chemicals Limited, which was acquired in 2005 and capital contributions to Tangshan Koppers Kailuan Carbon Chemical Company Limited, our 30 percent-owned coal tar distillation joint venture in China. Net cash proceeds from divestitures and asset sales of $11.9 million in 2007 primarily represents the cash proceeds, net of cash transferred to the acquirer, of Koppers Arch.

Net cash used by investing activities for the year ended December 31, 2006 increased compared to the prior year as a result of the purchase price for Reilly.

Net cash used by financing activities was $57.7 million for the year ended December 31, 2007 as compared to net cash provided by financing activities of $38.0 million for the year ended December 31, 2006. The cash flow for the prior period included the net proceeds from our initial public offering of $112.4 million partially offset by the redemption of the Senior Secured Notes of $101.7 million. Additionally, term loan borrowings of $50.0 million under Koppers Inc.’s senior secured credit facility were used to provide for the Reilly acquisition and payment of other amounts related to the initial public offering. Net repayments of debt totaled $44.8 million in the year ended December 31, 2007, as a result of higher cash provided by operating activities and the proceeds from the sale of Koppers Arch.

Net cash provided by financing activities for the year ended December 31, 2006 increased as compared to the prior year, primarily as a result of term loans used to finance the Reilly acquisition.

Dividends paid were $14.1 million in the year ended December 31, 2007 as compared to dividends paid of $17.3 million for the year ended December 31, 2006. Dividends paid in the year ended December 31, 2007 reflect a quarterly dividend rate of 17 cents per common share. Dividends paid in the year ended December 31, 2006 include a special dividend declared prior to our initial public offering of 69 cents per common share.

On February 6, 2008, our board of directors declared a quarterly dividend of 22 cents per common share, payable on April 2, 2008 to shareholders of record as of February 18, 2008.

Liquidity and Capital Resources

Initial Public Offering

We completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Prior to the initial public offering, 2,288,481 shares of preferred stock were converted into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 shares were sold by Saratoga in connection with the initial public offering and the related over-allotment option. We received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares of our common stock, which proceeds were principally used to redeem $101.7 million principal amount of the Koppers Inc. Senior Secured Notes.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet our financial obligations, including payments of principal, interest and other amounts on the 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”). The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50 percent of consolidated net income, among other things. Cash equity contributions from the sale of Koppers Holdings’ common stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility.

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally, the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of December 31, 2007, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $141.2 million. As of December 31, 2007, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $133.6 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $31.6 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict our ability to incur additional indebtedness, create liens on our assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2007, we had $94.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2007, $18.7 million of commitments were utilized by outstanding letters of credit. In addition, as of December 31, 2007, we had outstanding term loans of $31.6 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of December 31, 2007 (dollars in millions):

Cash and cash equivalents	$17.5
Amount available under senior secured credit facility	94.3
Amount available under other credit facilities	4.5

Total estimated liquidity	$116.3

Koppers Holdings Inc.    2007 Annual Report

Our estimated liquidity was $85.6 million at December 31, 2006. The increase in estimated liquidity from that date is due primarily to an increase in availability under our senior secured credit facility.

As of December 31, 2007, we had $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2006.

On February 6, 2008, our board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by us based on a number of factors including the market price of our common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. We believe that our cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Koppers Arch for the three years ended December 31, 2007 have not been restated in the consolidated statement of cash flows. Excluding cash proceeds from the sale of Koppers Arch, net cash outflows of Koppers Arch totaled $(1.1) million, $(0.7) million and $(0.5) million for the years ended December 31, 2007, 2006 and 2005, respectively. In connection with the sale of our 51 percent interest in Koppers Arch, we have provided an indemnity to the buyer for our share of liabilities, if any, arising from certain litigation and claims existing at July 5, 2007. Our financial exposure pursuant to this indemnity is capped at a monetary limit and is subject to time limitations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2007. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in millions)
Long-term debt (including swap and accretion)	$474.2	$21.3	$31.6	$—	$421.3
Interest on debt	229.4	24.5	66.9	83.2	54.8
Operating leases	78.7	26.6	34.5	13.9	3.7
TKK joint venture capital contribution	1.8	1.8	—	—	—
Purchase commitments(1)	786.3	244.8	329.9	135.2	76.4

Total contractual cash obligations	$1,570.4	$319.0	$462.9	$232.3	$556.2

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total $4.2 million in 2008. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 17 of the Consolidated Financial Statements.

In 2008, we expect to retire from service one of our owned vessels used to transport carbon material products and raw materials. In connection with this retirement, we may be liable to fund severance benefits for certain members of the vessel’s crew, who are not our employees, under a contractual arrangement with the vessel’s operator. There are a number of uncertainties regarding our obligation to fund such benefits and the extent of the liability, if any, under the contractual arrangement. In connection with the owned vessel’s retirement, we expect to enter into a time charter in 2008 to lease a replacement vessel for a term of up to seven years (including renewal periods). The incremental contractual obligation with respect to the replacement vessel is approximately $5.0 million per year.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2007. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in millions)
Lines of credit (unused)	$98.8	$4.5	$94.3	$—	$—
Standby letters of credit	19.8	19.8	—	—	—

Total other commercial commitments	$118.6	$24.3	$94.3	$—	$—

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at December 31, 2007 was 2.65 to 1.0.

¡

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at December 31, 2007 was 1.77 to 1.0.

Fiscal Quarters Ended	Ratio
August 15, 2005 through June 30, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

We are currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At December 31, 2007, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap) and Koppers Holdings had $169.5 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

Other Matters

Non-Conventional Fuel Tax Credits

We earn non-conventional fuel tax credits as a result of the production and sale of coke and coke gas at our facility in Monessen, Pennsylvania. Until December 2006, federal tax law contained a phase-out provision that reduced or eliminated the non-conventional fuel tax credit if the reference price of oil was within (or exceeded) a phase-out range. The application of the phase-out provision, however, was revised to no longer apply to facilities producing coke or coke gas otherwise eligible for the credit by the Tax Relief and Health Care Act of 2006, which was passed by Congress and signed into law by the President in December 2006. The recognition of non-conventional fuel tax credits reduced our income tax expense by $5.3 million in 2007 and $5.2 million in 2006.

Koppers Holdings Inc.    2007 Annual Report

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

Interest Rate Swap

In January 2004, Koppers Inc. entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9 7/8 percent and pay floating six-month LIBOR rates plus a spread of 5.395 percent with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the years ended December 31, 2007, 2006 and 2005 was to increase (decrease) interest expense by $0.5 million, $0.3 million and $(0.5) million, respectively. The fair value of the swap agreement at December 31, 2007 was a liability of approximately $0.5 million.

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2007, 2006 and 2005, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $11.0 million, $10.3 million and $(8.3) million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $0.4 million, $(0.8) million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Recently Issued Accounting Guidance

The information related to recently-issued accounting guidance set forth in Note 3 to the consolidated financial statements is hereby incorporated by reference.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure of contingent liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Our management’s estimates are based on the relevant information available at the end of each period.

Revenue Recognition. We recognize revenue from product sales at the time of shipment or when title passes to the customer. We recognize revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Our recognition of revenue with respect to untreated crossties meets all the recognition criteria of the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 13A3, including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer and the completion of all performance obligations by us.

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

Inventories. In the United States, CM&C (excluding furnace coke) and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 51 percent of the FIFO inventory value at December 31, 2007 and 2006.

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

Goodwill. Goodwill is not amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in our management’s judgment in applying them to the analysis of goodwill impairment. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

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

Deferred Tax Assets. At December 31, 2007 our balance sheet included $78.3 million of deferred tax assets. We have determined that a valuation allowance of $7.1 million is required for these deferred tax assets, based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

Litigation & Contingencies. We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Because such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

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

Koppers Holdings Inc.    2007 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2007 and 2006. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004, we also entered into an interest rate swap arrangement with respect to notional $50.0 million of the Senior Secured Notes. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.) The fair market value of the interest rate swap was a liability of $0.5 million at December 31, 2007.

At December 31, 2007 we had $337.8 million of fixed rate debt and $102.9 million of variable rate debt, and at December 31, 2006, we had $322.2 million of fixed rate debt and $156.0 million of variable rate debt (for both years, including the swap). Our ratio of variable rate debt to fixed rate debt at December 31, 2007, including the interest rate swap referred to above, was approximately 23 percent, reflecting a decrease in the ratio from 33 percent in the previous period due to the decrease in variable rate borrowings under our senior secured credit facility. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2007 and 2006 would have increased the unrealized fair market value of the fixed rate debt by approximately $20.3 million and $19.3 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.0 million, holding other variables constant. With respect to the interest rate swap, a ten percent decrease in interest rates at December 31, 2007 would have decreased the unrealized fair market value of the interest rate swap by approximately $0.9 million to an asset of $0.4 million. A ten percent increase in interest rates at December 31, 2007 would have increased the unrealized fair market value of the interest rate swap by approximately $0.9 million to a liability of $1.4 million.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2007 and 2006, would be reductions of approximately $2.5 million and $1.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2007 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2007. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their report which appears on page 43.

February 19, 2008

/s/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/s/    BRIAN H. MCCURRIE

Brian H. McCurrie

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective December 31, 2006, Koppers Holdings Inc. and subsidiaries adopted the funded status recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106 and 132(R). Effective January 1, 2007, Koppers Holdings Inc. and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 19, 2008

Koppers Holdings Inc.    2007 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 19, 2008

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions, except share and per share amounts)
Net sales	$1,327.9	$1,108.0	$978.4
Cost of sales (excluding items below)	1,092.4	930.3	819.0
Depreciation and amortization	32.5	32.7	31.5
Selling, general and administrative expenses	72.1	62.2	54.2

Operating profit	130.9	82.8	73.7
Other income	0.3	0.9	0.9
Interest expense	45.9	61.3	51.7

Income before income taxes and minority interest	85.3	22.4	22.9
Income taxes	25.8	5.7	9.4
Minority interest	3.0	1.9	2.7

Income from continuing operations	56.5	14.8	10.8
Income from discontinued operations, net of tax expense of $0.4, $0.3 and $1.2	0.1	0.4	(0.9)
Gain on sale of Koppers Arch, net of tax expense of $4.3	6.7	—	—

Net income	63.3	15.2	9.9
Dividends on preferred stock	—	—	(29.0)

Net income (loss) applicable to common shares	$63.3	$15.2	$(19.1)

Earnings per common share:
Basic —
Continuing operations	$2.72	$0.77	$(6.29)
Discontinued operations	0.33	0.02	(0.29)

Earnings per basic common share	$3.05	$0.79	$(6.58)

Diluted —
Continuing operations	$2.70	$0.73	$(6.29)
Discontinued operations	0.33	0.02	(0.29)

Earnings per diluted common share	$3.03	$0.75	$(6.58)

Weighted average common shares outstanding (in thousands):
Basic	20,768	19,190	2,907
Diluted	20,874	20,104	2,907
Dividends declared per common share	$0.68	$1.30	$3.19

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Net income	$63.3	$15.2	$9.9
Other comprehensive income (loss):
Currency translation adjustment	11.0	10.3	(8.3)
Minimum pension liability, net of tax of $–, $3.3 and $(1.7)	—	5.0	(2.5)
Unrecognized pension transition asset, net of tax of $(0.2), $– and $–	(0.5)	—	—
Unrecognized pension prior service cost, net of tax of $(0.5), $– and $–	(0.7)	—	—
Unrecognized pension net loss, net of tax of $5.7, $– and $–	9.3	—	—

Other comprehensive income (loss), net of tax	19.1	15.3	(10.8)

Comprehensive income (loss)	$82.4	$30.5	$(0.9)

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2007 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
(Dollars in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$17.5	$24.4
Short-term investments	2.1	—
Accounts receivable, net	148.0	136.0
Inventories	179.7	156.4
Deferred tax benefit	18.5	15.1
Other current assets	22.4	17.6

Total current assets	388.2	349.5
Equity in non-consolidated investments	4.2	2.7
Property, plant and equipment, net	155.7	159.3
Goodwill	62.5	62.6
Deferred tax benefit	33.4	45.6
Other assets	25.3	29.7

Total assets	$669.3	$649.4

Liabilities
Current liabilities:
Accounts payable	$109.3	$100.5
Accrued liabilities	64.8	63.6
Dividends payable	3.5	3.5
Short-term debt and current portion of long-term debt	21.3	19.6

Total current liabilities	198.9	187.2
Long-term debt	418.9	456.3
Accrued postretirement benefits	27.8	50.4
Other long-term liabilities	37.6	35.7

Total liabilities	683.2	729.6
Commitments and contingent liabilities (Note 20)
Minority interest	9.4	12.2
Stockholders’ Deficit
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 20,971,456 and 20,849,981 shares issued	0.2	0.2
Additional paid-in capital	124.4	122.4
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained deficit	(157.6)	(206.5)
Accumulated other comprehensive income (loss)	12.6	(6.5)
Treasury stock, at cost; 144,905 and 120,158 shares	(2.3)	(1.4)

Total stockholders’ deficit	(23.3)	(92.4)

Total liabilities and stockholders’ deficit	$669.3	$649.4

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$63.3	$15.2	$9.9
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	34.7	33.4	32.3
(Gain) loss on sale of assets	(11.1)	1.0	(0.4)
Deferred income taxes	3.0	(2.9)	4.2
Write-offs of deferred financing costs	—	3.2	—
Equity income of affiliated companies, net of dividends received	0.3	0.3	(0.1)
Change in reserves	(6.9)	(7.8)	(10.7)
Minority interest	1.1	2.4	1.5
Non-cash interest expense	15.6	16.3	15.3
Other	(0.5)	1.8	1.1
(Increase) decrease in working capital:
Accounts receivable	(17.9)	(18.1)	(9.4)
Inventories	(28.6)	(21.7)	9.8
Accounts payable	16.2	18.5	5.0
Accrued liabilities and other working capital	(4.0)	(10.0)	(0.4)

Net cash provided by operating activities	65.2	31.6	58.1
Cash provided by (used in) investing activities:
Capital expenditures	(24.3)	(28.5)	(23.0)
Acquisitions	(4.1)	(45.1)	(5.8)
Net cash proceeds from divestitures and asset sales	11.9	2.4	0.5

Net cash used in investing activities	(16.5)	(71.2)	(28.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	318.0	286.4	307.0
Repayments of revolving credit	(342.0)	(275.6)	(325.1)
Borrowings on long-term debt	—	53.1	20.1
Repayments on long-term debt	(20.8)	(120.2)	(7.1)
Issuances of Common Stock	—	121.8	0.3
Common Stock issuance costs	—	(9.6)	—
Repurchases of Common Stock	—	—	(0.3)
Excess tax benefit from employee stock plans	1.2	0.4	0.1
Payment of deferred financing costs	—	(1.0)	(2.0)
Dividends paid	(14.1)	(17.3)	(37.7)

Net cash provided by (used in) financing activities	(57.7)	38.0	(44.7)
Effect of exchange rates on cash	2.1	(0.1)	(0.8)

Net decrease in cash and cash equivalents	(6.9)	(1.7)	(15.7)
Cash and cash equivalents at beginning of year	24.4	26.1	41.8

Cash and cash equivalents at end of year	$17.5	$24.4	$26.1

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$29.1	$43.7	$37.7
Income taxes	25.0	8.4	7.7
Noncash investing and financing activities:
Acquisitions – liabilities assumed	$—	$3.3	$0.6

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2007 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning of year	$0.2	$—	$—
Initial public offering	—	0.2	—

Balance at end of year	$0.2	$0.2	$—

Additional paid-in capital
Balance at beginning of year	$122.4	$10.4	$10.7
Initial public offering	—	111.1	—
Employee stock plans	2.0	0.9	—
Treasury stock retired and cancelled	—	—	(0.3)

Balance at end of year	$124.4	$122.4	$10.4

Receivable from Director
Balance at beginning and end of year	$(0.6)	$(0.6)	$(0.6)

Retained deficit
Balance at beginning of year	$(206.5)	$(200.7)	$(172.9)
Net income	63.3	15.2	9.9
Common Stock dividends	(14.2)	(21.0)	(8.7)
Preferred Stock dividends	—	—	(29.0)
Adoption of SFAS No. 158 and EITF 06-2	(0.2)	—	—

Balance at end of year	$(157.6)	$(206.5)	$(200.7)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	$15.6	$5.3	$13.6
Change in currency translation adjustment	11.0	10.3	(8.3)

Balance at end of year	26.6	15.6	5.3
Additional minimum pension liability:
Balance at beginning of year	—	(20.1)	(17.6)
Change in pension liability, net of tax	—	5.0	(2.5)
Adoption of SFAS No. 158, net of tax of $12.6	—	15.1	—

Balance at end of year	—	—	(20.1)
Unrecognized pension transition asset:
Balance at beginning of year	1.7	—	—
Change in unrecognized pension asset, net of tax	(0.5)	—	—
Adoption of SFAS No. 158, net of tax of $0.7	—	1.7	—

Balance at end of year	1.2	1.7	—
Unrecognized pension prior service cost:
Balance at beginning of year	0.4	—	—
Change in unrecognized pension prior service cost, net of tax	(0.7)	—	—
Adoption of SFAS No. 158, net of tax of $0.3	—	0.4	—

Balance at end of year	(0.3)	0.4	—
Unrecognized pension net loss:
Balance at beginning of year	(24.2)	—	—
Change in unrecognized pension net loss, net of tax	9.3	—	—
Adoption of SFAS No. 158, net of tax of $13.6	—	(24.2)	—

Balance at end of year	(14.9)	(24.2)	—

Total balance at end of year	$12.6	$(6.5)	$(14.8)

Treasury stock
Balance at beginning of year	$(1.4)	$(1.0)	$(1.3)
Purchases	(0.9)	(0.4)	(0.8)
Employee stock plans	—	—	0.4
Retired and cancelled	—	—	0.7

Balance at end of year	$(2.3)	$(1.4)	$(1.0)

Total stockholders’ deficit – end of year	$(23.3)	$(92.4)	$(206.7)

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Inc., formerly known as Koppers Industries, Inc., and its subsidiaries on a consolidated basis for periods up until November 18, 2004 and Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis for periods from and including November 18, 2004, when Koppers Holdings became the parent of Koppers Inc. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. as of December 31, 2007. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Koppers Holdings’ Senior Discount Notes due 2014. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Koppers Inc.’s Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. As of December 31, 2007 and 2006, dividends available to be declared based on covenant restrictions amounted to $141.2 million and $121.9 million, respectively.

Business description – The Company is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber, and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black, carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Carbon black and carbon black feedstock is used in the production of rubber tires. Furnace coke is used in the production of steel.

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

2. Summary of Significant Accounting Policies

Principles of consolidation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of

Koppers Holdings Inc.    2007 Annual Report

accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations.

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are generally translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Currency translation gains released to income totaled $2.8 million for the year ended December 31, 2007 and related to the sale of Koppers Arch Investments Pty Limited and its subsidiaries.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $0.4 million, $(0.8) million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of SEC Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2007, 2006 and 2005 amounted to $111.1 million, $113.0 million and $100.9 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.8 million in 2007, $2.5 million in 2006 and $2.8 million in 2005.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less.

Accounts receivable – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2007 and 2006, respectively.

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding furnace coke and miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 51 percent of the FIFO inventory value at December 31, 2007 and 2006.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2007 and 2006 and determined there was no impairment of goodwill.

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

Insurance – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2007 and 2006, the Company reversed $1.7 million and $1.5 million, respectively, of insurance loss reserves as a result of favorable loss trends related to self-insured claims. Such reversals increased operating profit in both periods. Insurance loss reserves accrued at December 31, 2007 and 2006 totaled $11.9 million at both dates.

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

During 2004, the Company entered into an interest rate swap agreement to convert the fixed rate on a portion ($50.0 million) of the Senior Secured Notes to a floating rate based on six-month LIBOR rates plus a specified spread. The swap agreement matures in October 2013 and requires semiannual cash settlements of interest paid or received. The differential between the interest paid or interest received from semi-annual settlements are recorded as an adjustment to interest expense. The effect of the swap for the year ended December 31, 2007 was an increase in interest expense of approximately $0.5 million and for the year ended December 31, 2006 was an increase in interest expense of approximately $0.3 million. The swap hedges the Company’s exposure related to changes in interest rates on the fair value of the Company’s fixed rate debt. The swap is accounted for as a fair value hedge and has been determined to have no ineffectiveness as the critical terms of the swap are aligned with the hedged item. Any changes in the fair value of the swap are offset by an equal and opposite change in the fair value of the hedged item, therefore there is no net impact on reported earnings. Accordingly, the principal amount of the Senior Secured Notes subject to the interest rate swap is adjusted to fair value. The fair value of the swap agreement at December 31, 2007 and 2006 was a liability of $0.5 million and $2.4 million, respectively, which is recorded in other long-term liabilities in the balance sheet.

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

Koppers Holdings Inc.    2007 Annual Report

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2007 and 2006:

	2007	2006
(Dollars in millions)
Asset retirement obligation at beginning of year	$20.0	$22.3
Accretion expense	1.6	1.7
Revision in estimated cash flows	3.6	0.3
Cash expenditures	(7.3)	(7.6)
Acquisition	—	3.3
Currency translation	0.2	—

Asset retirement obligation at end of year	$18.1	$20.0

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2007 and 2006:

	2007	2006
(Dollars in millions)
Deferred revenue at beginning of year	$8.4	$8.1
Deferred revenue for sales of extended warranties – current year	0.9	1.5
Revenue earned	(1.1)	(1.2)

Deferred revenue at end of year	$8.2	$8.4

Stock-based compensation – The Company has sponsored various stock-based employee compensation plans which are described more fully in Note 8. Through December 31, 2005, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the impact on earnings and earnings per share if the Company had accounted for all outstanding option grants according to the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

Year Ended December 31, 2005
(Dollars in millions, except per share amounts)
Net income as reported	$9.9
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	0.1

Pro forma net income	$9.8

Net loss per common share:
As reported:
Basic	$(6.58)
Diluted	(6.58)
Pro forma reflecting SFAS No. 123:
Basic	$(6.61)
Diluted	(6.61)

The fair value for options granted in 2002 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of five percent; dividend yield of five percent; volatility factor of 22 percent; and an expected option life of five years.

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as compensation cost based on the grant date fair value of the award.

Reclassifications – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of $6.1 million from accounts receivable to other current assets for 2006.

3. New Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the classification of noncontrolling, or minority, interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ deficit rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense or benefit. The income statement will include separate disclosure of the attribution of income between controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the provisions of SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other non-financial assets and liabilities. The adoption of SFAS 157 is not expected to have a material impact on the Company.

4. Accounting Changes

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

Koppers Holdings Inc.    2007 Annual Report

recorded a charge to accumulated other comprehensive income of $7.0 million, net of tax. The Company adopted the measurement date provisions of SFAS 158 effective January 1, 2007 for its one pension plan with a measurement date other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening retained deficit of $0.1 million.

5. Business Dispositions and Plant Closures

Sale of Koppers Arch

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. for net cash proceeds of $14.3 million and recognized a gain from the sale, net of tax, of $6.7 million. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations and earnings per share and the Company’s financial statements have been accordingly restated. During a transition period not to exceed 12 months after the closing date, the Company will provide transition services to the buyer, including payroll and certain information technology services. Koppers Arch was part of the Carbon Materials & Chemicals business segment.

Net sales and operating profit from discontinued operations for the three years ended December 31, 2007 consist of the following amounts:

	Years Ended December 31,
	2007	2006	2005
Net sales	$27.1	$51.5	$51.8
Operating profit	1.0	1.9	0.3
Basic and diluted earnings per common share:
Income from discontinued operations	$0.01	$0.02	$(0.29)
Gain on sale of Koppers Arch	0.32	—	—

Earnings per common share – discontinued operations	$0.33	$0.02	$(0.29)

Other Plant Closings, Business Dispositions and Due Diligence Costs

In June 2006, the Company sold its specialty track products business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. The Company recorded a loss on disposal, before tax, of $1.6 million which was recorded as a component of cost of sales. Sales contributed by the business unit for the year ended December 31, 2006 and December 31, 2005 were $3.2 million and $8.1 million, respectively. Operating profit (loss), excluding the loss on disposal, for the year ended December 31, 2006 and December 31, 2005 was $(0.6) million and $0.2 million, respectively.

In April 2006 the Company announced the cessation of operations at its wood treating facility in Superior, Wisconsin. The plant had reported revenues of approximately $9.3 million in 2005. The majority of the sales and production were transferred to two of the Company’s other existing wood treating facilities. The Company accrued $0.2 million of severance charges in 2006 related to the termination of approximately 20 employees. Previously, the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

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

The Company has also closed other facilities in recent years, including its wood products plants in Thornton, Australia in 2006 and Hume, Australia in 2005. In the course of preparing the underlying land at both locations for sale during 2007 and 2006, soil and groundwater contamination was discovered while performing environmental assessments. Total environmental charges related to the Hume and Thornton properties were $2.1 million and $1.2 million for the year ended December 31, 2007 and 2006, respectively.

All plant closures and business dispositions listed above relate to the Company’s Railroad & Utility Products segment.

In 2007, the Company expensed due diligence costs of $6.8 million related to a potential acquisition which was not consummated. The potential acquisition related to the Company’s Carbon Materials & Chemicals business.

6. Business Combinations

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

The aggregate purchase price was $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group and cash. The aggregate purchase price also includes $0.2 million of transaction costs. The following table is a summary of the allocated purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals were obtained to determine the fair value of the identifiable intangible assets subject to amortization.

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

Lambson Acquisition

In the second quarter of 2005, the Company’s subsidiary located in the United Kingdom purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson”). The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business for two years subsequent to the acquisition. The purchased assets consist primarily of certain assets related to production (excluding land) totaling $6.3 million and customer contracts and a non-compete agreement totaling $4.9 million. Additionally, approximately $0.6 million of liabilities were assumed. The customer contracts and non-compete agreement are being amortized over a five-year and a three-year period, respectively. In 2007, the Company reversed $1.0 million of contingent purchase price consideration and reduced the cost basis of property, plant and equipment by $0.6 million and intangible assets by $0.4 million.

7. Earnings and Dividends per Common Share

Prior to the conversion of the senior convertible preferred stock into shares of common stock (see Note 1), earnings per common share were based on the distributed and undistributed net income (loss) to common stockholders in accordance with Emerging Issues Task Force No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128. In

Koppers Holdings Inc.    2007 Annual Report

accordance with its guidance, the senior convertible preferred stock did not participate in undistributed net losses. Accordingly, all undistributed net losses were allocated to the Company’s common shareholders for purposes of calculating earnings per share.

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share. For this reason, the nonqualified stock options were not included in the computation of diluted earnings per share for year ended December 31, 2007 (totaling 39,196 shares). The senior convertible preferred stock and restricted stock was not included in the computation of diluted earnings per share for the years ended December 31, 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Income (loss) from continuing operations	$56.5	$14.8	$(18.2)
Weighted average common shares outstanding:
Basic	20,768	19,190	2,907
Diluted	20,874	20,104	2,907
Earnings (loss) per common share – continuing operations:
Basic earnings (loss) per common share	$2.72	$0.77	$(6.29)
Diluted earnings (loss) per common share	2.70	0.73	(6.29)

Loss from continuing operations in 2005 includes the deduction for dividends on preferred stock totaling $29.0 million. In 2007, 2006 and 2005 the Company declared dividends of $0.68, $1.30 and $3.19 per share, respectively, to common shareholders. Prior to the conversion of preferred stock into common shares on a 3.9799-for-one basis, the Company declared dividends of $12.68 per share in 2005 to preferred shareholders.

8. Stock-based Compensation

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

On March 22, 2007, the board of directors granted 33,877 restricted stock units and 69,800 performance stock units to certain employee participants (collectively, the “stock units”). The restricted stock units will vest ratably in March 2008, 2009 and 2010, assuming continued employment by the participant. For certain participants who currently have unvested restricted stock units from a prior grant, vesting of the March 2007 restricted stock award will occur at the end of a three-year service period. The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2009. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2007. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of December 31, 2007:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	68,450	102,675

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2007:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2007	214,915	—	214,915	$3.30
Granted	33,877	69,800	103,677	$25.49
Vested	(103,477)	—	(103,477)	$3.30
Forfeited	(8,872)	(1,350)	(10,222)	$8.21

Nonvested December 31, 2007	136,443	68,450	204,893	$14.28

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

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The expected life in years is based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2007:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	—	$—
Granted	60,200	$29.97

Outstanding at December 31, 2007	60,200	$29.97	9.3	$0.8

Exercisable at December 31, 2007	—	$—	—	$—

Koppers Holdings Inc.    2007 Annual Report

Total stock-based compensation expense recognized for the three years ended December 31, 2007 is as follows:

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.9	$0.4	$0.4
Less related income tax benefit	0.7	0.1	0.1

Decrease in net income	$1.2	$0.3	$0.3

Stock-based compensation for 2007 includes 18,000 shares issued under the LTIP to member of the board of directors in relation to annual director compensation. As of December 31, 2007, total future compensation expense related to non-vested stock-based compensation arrangements totaled $3.3 million and the weighted-average period over which this cost is expected to be recognized is approximately 25 months.

9. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in millions)
Current:
Federal	$14.0	$0.7	$0.1
State	0.3	—	0.1
Foreign	11.5	7.7	5.3

Total current tax provision	25.8	8.4	5.5
Deferred:
Federal	(0.1)	(3.0)	3.9
State	0.8	0.2	(0.3)
Foreign	(0.7)	0.1	0.3

Total deferred tax provision (benefit)	—	(2.7)	3.9

Total income tax provision	$25.8	$5.7	$9.4

Income before income taxes for 2007, 2006 and 2005 included $37.1 million, $25.5 million and $22.7 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.9	3.7
Taxes on foreign income	1.8	11.9	4.6
Non-conventional fuel tax credits	(6.3)	(23.3)	—
Non-deductible fines and penalties	0.3	1.9	0.8
Deferred tax adjustments	(0.5)	(1.2)	3.8
Change in tax contingency reserves	0.7	—	(2.3)
Change in valuation allowance	—	—	(5.7)
Other	(1.9)	(0.7)	1.4

	30.3%	25.5%	41.3%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2007 consolidated retained earnings of the Company included approximately $45.6 million of undistributed earnings from these investments.

Non-conventional Fuel Tax Credits

The Company earns non-conventional fuel tax credits as a result of the production and sale of coke and coke gas at its 95 percent-owned facility in Monessen, Pennsylvania. Until December 2006, federal tax law contained a phase-out provision that reduced or eliminated the non-conventional fuel tax credit if the reference price of oil was within (or exceeded) a phase-out range. The application of the phase-out provision, however, was revised to no longer apply to facilities producing coke or coke gas otherwise eligible for the credit by the Tax Relief and Health Care Act of 2006, which was passed by Congress and signed into law by the President in December 2006. This revision applied to coke or coke gas produced and sold after December 31, 2005, allowing the Company to earn tax credits for the entire 2006 year without having the credits be subject to the phase-out. The Company recognized non-conventional fuel tax credits of $5.3 million and $5.2 million in 2007 and 2006, respectively.

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

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60 percent-owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50 percent reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on the Company’s net income for the years ended December 31, 2007, 2006 and 2005 were approximately $0.6 million, $0.3 million and $1.0 million, respectively. The tax holiday will expire on January 1, 2009.

China’s government approved significant tax reform in 2007. Under this new law, China’s dual tax system for domestic enterprises and foreign investment enterprises was effectively replaced by a unified system. Transition rules under China’s new tax law permit the Company’s 60 percent-owned joint venture to effectively utilize the tax benefits that remain under its tax holiday through 2008.

Taxes Excluded from Net Income

The amount of income tax provision included in comprehensive income but excluded from net income relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $5.0 million and $0.1 million in 2007 and 2006, respectively, and to reflect minimum pension liabilities for 2005 was $1.7 million.

The amount of income tax benefit included in stockholders’ deficit but excluded from net income relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes for 2007 and 2006 was $1.2 million and $0.4 million, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Koppers Holdings Inc.    2007 Annual Report

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
(Dollars in millions)
Deferred tax assets:
Accrued but unpaid interest	$15.4	$10.0
Reserves, including insurance and deferred revenue	14.6	11.8
Alternative minimum tax credits	13.0	13.5
Pension and other postretirement benefits obligations	8.1	17.2
Asset retirement obligations	6.4	6.7
Net operating loss benefit	5.7	5.9
Excess tax basis on Koppers Australia assets	4.4	6.4
Book/tax inventory accounting differences	4.3	4.0
Accrued vacation	3.0	3.0
Capital loss benefit	2.0	2.0
Other	1.4	2.3
Non-conventional fuel tax credits	—	4.5
Valuation allowance	(7.1)	(7.0)

Total deferred tax assets	71.2	80.3
Deferred tax liabilities:
Tax over book depreciation and amortization	10.7	9.5
Partnership basis difference	5.7	6.5
Other	2.9	3.6

Total deferred tax liabilities	19.3	19.6

Net deferred tax assets	$51.9	$60.7

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $5.1 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no benefit.

The Company has a state net operating loss benefit of $5.7 million, which will expire from 2009 to 2027. The Company also has an alternative minimum tax credit carryforward of approximately $13.0 million that has no expiration date.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company did not recognize a material change in the liability for unrecognized tax benefits. As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, 2007
(Dollars in millions)
Balance at beginning of year	$2.1
Additions based on tax provisions related to the current year	0.7
Additions for tax provisions of prior years	0.3
Reductions as a result of a lapse of the applicable statute of limitations	(0.4)

Balance at end of year	$2.7

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2007, 2006 and 2005, the Company recognized less than $0.1 million in interest and penalties. As of December 31, 2007 and 2006, the Company had accrued approximately $0.4 million and $0.4 million, respectively, for interest and penalties.

10. Segment Information

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black, carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Carbon black and carbon black feedstock is used in the production of rubber tires. Furnace coke is used in the production of steel.

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

Koppers Holdings Inc.    2007 Annual Report

Results of Segment Operations

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$848.4	$674.4	$561.8
Railroad & Utility Products	479.5	433.6	416.6

Total	$1,327.9	$1,108.0	$978.4

Intersegment revenues:
Carbon Materials & Chemicals	$63.3	$49.9	$35.5

Depreciation & amortization:
Carbon Materials & Chemicals	$25.6	$24.9	$22.9
Railroad & Utility Products	6.9	7.6	8.4
Corporate	—	0.2	0.2

Total	$32.5	$32.7	$31.5

Operating profit:
Carbon Materials & Chemicals	$90.1	$60.1	$47.8
Railroad & Utility Products	42.8	23.9	26.3
Corporate(a)	(2.0)	(1.2)	(0.4)

Total	$130.9	$82.8	$73.7

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals(b)	$18.7	$63.7	$20.4
Railroad & Utility Products	9.2	8.3	7.3
Corporate	0.4	0.8	0.5

Total	$28.3	$72.8	$28.2

(a)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.

(b)	Excludes capital expenditures by Koppers Arch, a discontinued operation, of $0.1 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Assets and Goodwill by Segment

	December 31,
	2007	2006
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$466.5	$428.7
Railroad & Utility Products	144.2	150.3

Segment assets	610.7	579.0
Deferred taxes	39.0	46.3
Deferred financing costs	9.3	11.1
Deferred charges	4.9	5.4
Other	5.4	7.6

Total	$669.3	$649.4

Goodwill:
Carbon Materials & Chemicals	$60.3	$60.6
Railroad & Utility Products	2.2	2.0

Total	$62.5	$62.6

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2007	$785.2	$154.7
	2006	693.6	162.4
	2005	647.1
Australasia	2007	$217.3	$69.4
	2006	174.6	65.4
	2005	159.8
Europe	2007	$203.0	$23.6
	2006	153.8	26.5
	2005	126.8
Other countries	2007	$122.4	$—
	2006	86.0	—
	2005	44.7

Total	2007	$1,327.9	$247.7
	2006	1,108.0	254.3

	2005	978.4

Revenues from foreign countries totaled $542.7 million in 2007, $414.4 million in 2006 and $331.3 million in 2005.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$360.3	$265.2	$201.7
Phthalic anhydride	102.2	97.7	86.7
Creosote and carbon black feedstock	87.2	61.7	45.0
Furnace coke	69.5	61.4	60.5
Naphthalene	57.4	32.9	32.0
Carbon black	43.2	36.3	27.6
Other products	128.6	119.2	108.3

	848.4	674.4	561.8

Railroad & Utility Products:
Railroad crossties	312.7	286.9	269.9
Utility poles	78.8	75.0	71.7
Creosote	45.6	25.5	21.8
Other products	42.4	46.2	53.2

	479.5	433.6	416.6

Total	$1,327.9	$1,108.0	$978.4

11. Inventories

Inventories as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
(Dollars in millions)
Raw materials	$100.5	$89.4
Work in process	8.3	6.3
Finished goods	97.8	84.6

	206.6	180.3
Less revaluation to LIFO	26.9	23.9

Net	$179.7	$156.4

Koppers Holdings Inc.    2007 Annual Report

For the year ended December 31, 2007, liquidations of LIFO inventories of the Railroad & Utility Products segment increased operating profit by $0.1 million. For the year ended December 31, 2005, liquidations of LIFO inventories of the Carbon Materials & Chemicals segment increased operating profit by $0.8 million.

12. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established in November 2007 and will construct and operate a new tar distillation facility in the Hebei Province near the Jintang Port. The Company holds a 30 percent investment in TKK which is expected to commence production in 2008. Equity in earnings and total dividends received for the three years ended December 31, 2007 were as follows:

	Equity Income	Dividends Received
(Dollars in millions)
2007	$0.3	$0.6
2006	0.5	0.8
2005	0.4	0.3

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
(Dollars in millions)
Land	$6.8	$6.7
Buildings	22.7	22.6
Machinery and equipment	541.8	518.2

	571.3	547.5
Less accumulated depreciation	415.6	388.2

Net	$155.7	$159.3

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $30.9 million, $30.1 million and $30.0 million, respectively.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2007 and December 31, 2006 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2005	33.8	1.9	35.7
Acquisition	25.0	—	25.0
Currency translation	1.8	0.1	1.9

Balance at December 31, 2006	60.6	2.0	62.6
Business disposition	(2.5)	—	(2.5)
Currency translation	2.2	0.2	2.4

Balance at December 31, 2007	$60.3	$2.2	$62.5

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

				Year Ended December 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$10.3	$4.4	$5.9	$10.6	$3.4	$7.2
Non-compete agreements	1.5	1.4	0.1	1.6	0.9	0.7

Total	$11.8	$5.8	$6.0	$12.2	$4.3	$7.9

In 2007, the Company reduced the gross carrying value of its intangible assets by $0.4 million as a result of contingent purchase price adjustments. The customer contracts have estimated useful lives of 5 to 10 years and the non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $1.5 million, $2.5 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the proceeding five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2008	$0.8
2009	0.8
2010	0.7
2011	0.7
2012	0.7

15. Debt

Debt at December 31, 2007 and December 31, 2006 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2007	2006
(Dollars in millions, except interest rates)
Senior Secured Revolving Credit Facility	6.15%	2009	$12.0	$44.5
Other revolving credit facilities	6.31%	2008	9.3	6.1
Senior Secured Term Loans	6.31%	2009	31.6	52.0
Other term loans	—%	—	—	3.5
Senior Secured Notes	9 7/8%	2013	217.8	215.9
Senior Discount Notes	9 7/8%	2014	169.5	153.9

Total debt			440.2	475.9
Less short-term debt and current maturities of long-term debt			21.3	19.6

Long-term debt (excluding current portion)			$418.9	$456.3

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $31.6 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that

Koppers Holdings Inc.    2007 Annual Report

limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2007, the Company had $94.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2007, $18.7 million of commitments were utilized by outstanding letters of credit. In addition, as of December 31, 2007, the Company had outstanding term loans of $31.6 million under the credit facility.

Senior Secured Notes

The 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities. On or after October 15, 2008, the Company is entitled to redeem all or a portion of the Senior Secured Notes at a redemption price of 104.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At December 31, 2007 and December 31, 2006, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $0.5 million and $2.4 million, respectively.

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

Senior Discount Notes

Koppers Holdings’ 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”) have a principal amount at maturity of $203.0 million. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Senior Discount Note increases from the date of issuance until November 15, 2009, at a rate of 9 7/8 percent per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203.0 million, the principal amount due at maturity. Subsequent to November 19, 2009, cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010.

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

Debt Maturities and Deferred Financing Costs

At December 31, 2007 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2008	$21.3
2009	31.6
2010	—
2011	—
2012	—
Thereafter	421.3

Total maturities	474.2
Future accretion on Discount Notes	(33.5)
Fair market value of interest rate swap on Senior Secured Notes	(0.5)

Total debt	$440.2

Deferred financing costs associated with the credit facilities, the issuance of the Discount Notes and the issuance of Senior Secured Notes totaled $18.6 million at December 31, 2007 and 2006 and are being amortized over the life of the related debt. Unamortized deferred financing costs (net of accumulated amortization of $9.3 million and $7.5 million at December 31, 2007 and 2006, respectively) were $9.3 million and $11.1 million at December 31, 2007 and 2006, respectively, and are included in other assets.

16. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2008	$26.6
2009	18.9
2010	15.6
2011	9.1
2012	4.8
Thereafter	3.7

Total	$78.7

Operating lease expense for 2007, 2006 and 2005 was $31.1 million, $26.1 million and $25.8 million, respectively.

17. Pensions and Post-retirement Benefit Plans

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

In November 2006, the Company’s board of directors approved a freeze of the Company’s U.S. qualified and corresponding non-qualified defined benefit pension plans for salaried employees. Effective December 31, 2006, salaried employees no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. As a result of the freeze of one of the non-qualified pension plans, the Company incurred a pension

Koppers Holdings Inc.    2007 Annual Report

curtailment loss of $1.7 million in the fourth quarter of 2006. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

In lieu of the reduction in benefits under the qualified defined benefit plan for U.S. salaried employees, the Company provides, based on age and years of service, a uniform employer contribution of at least three percent and up to a maximum of nine percent of compensation to the salaried employee’s defined contribution plan. The Company also matches contributions by salaried employees at an amount equal to 50 percent of the first six percent of compensation contributed by the salaried employee. On August 8, 2007, the Company’s board of directors approved the establishment of a supplemental benefit plan to restore employer non-elective contributions lost to certain participants in the Company’s defined contribution plan under U.S. tax law. This supplemental benefit plan is considered a defined-benefit pension plan under applicable accounting guidance.

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

Expense related to our defined contribution plans, including the uniform employer contribution described above, totaled $3.6 million, $1.7 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Net periodic pension cost for 2007 and 2006 were as follows:

	December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.7	$5.0	$0.2	$0.2
Interest cost	11.5	9.9	0.8	0.9
Expected return on plan assets	(13.6)	(10.6)	—	—
Amortization of prior service cost	0.2	0.4	(0.3)	(0.3)
Amortization of net loss	2.0	2.5	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Settlement gain	(0.1)	—	—	—
Curtailment loss	—	1.7	—	—

Net periodic benefit cost	$3.3	$8.5	$0.8	$0.9

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $(0.1) million, $0.5 million and $(0.4) million for all plans in 2008.

The change in the funded status of the pension and postretirement plans as of December 31, 2007 and December 31, 2006 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$200.1	$184.8	$15.4	$17.5
Service cost	3.7	5.0	0.2	0.2
Interest cost	11.5	9.9	0.8	0.8
Plan participants’ contributions	0.4	0.3	—	—
Actuarial (gains) losses	(12.9)	2.7	(1.0)	(1.8)
Plan amendments	1.1	(2.3)	—	—
Settlements	(1.6)	—	—	—
Currency translation	2.1	7.2	—	—
Benefits paid	(9.2)	(7.5)	(1.0)	(1.3)

Benefit obligation at end of year	195.2	200.1	14.4	15.4

Change in plan assets:
Fair value of plan assets at beginning of year	165.6	135.4	—	—
Actual return on plan assets	12.7	17.9	—	—
Employer contribution	12.5	13.3	1.0	1.3
Plan participants’ contributions	0.4	0.3	—	—
Settlements	(1.6)	—	—	—
Currency translation	2.1	6.2	—	—
Benefits paid	(9.2)	(7.5)	(1.0)	(1.3)

Fair value of plan assets at end of year	182.5	165.6	—	—

Funded status of the plan	$(12.7)	$(34.5)	$(14.4)	(15.4)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$2.4	$1.9	$—	$—
Current liabilities	0.4	0.1	1.3	1.3
Noncurrent liabilities	14.7	36.3	13.1	14.1

Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$184.1	$189.1
Fair value of plan assets	168.9	152.8

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$9.2	$179.5
Fair value of plan assets	—	152.8

The measurement date for the U.S. and Australian pension and postretirement assets and obligations is December 31 for each respective year. The measurement dates for the United Kingdom pension plan is December 31 for 2007 and October 31 for 2006.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2007 and as of December 31, 2006 was $186.4 million and $190.2 million, respectively.

Expected Contributions for the 2008 Fiscal Year

The expected contributions by the Company for 2008 are estimated to be $3.0 million for pension plans and $1.2 million for other benefit plans.

Koppers Holdings Inc.    2007 Annual Report

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2008	$11.9	$1.2
2009	11.3	1.3
2010	11.6	1.4
2011	11.8	1.3
2012	12.9	1.3
2013 – 2017	70.3	5.9

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.27%	5.68%	6.22%	5.90%
Expected return on plan assets	7.82	7.72
Rate of compensation increase	3.33	3.25
Initial medical trend rate			12.00	12.00

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

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.82 percent long-term rate of return on assets assumption.

Investment Strategy

The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a high return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy currently targets a 75 percent allocation to equity securities and a 25 percent allocation to debt securities. For non-U.S. pension plans, various asset allocation strategies weighted toward equity and debt securities are in place.

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2007	2006
Equity securities	68.4%	72.0%
Debt securities	27.9	25.6
Other	3.7	2.4

	100.0%	100.0%

Health Care Cost Trend Rates

The 2007 initial health care cost trend rate is assumed to be twelve percent and is assumed to decrease gradually to five percent in 2014 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$—	$—
Postretirement benefit liability	0.5	(0.4)

Incentive Plan

The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $7.2 million in 2007, $4.9 million in 2006 and $5.4 million in 2005.

18. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2007 are as follows:

	Year Ended December 31,
	2007	2006	2005
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning of year	—	2,288	2,288
Converted into Common Stock	—	(2,288)	—

Balance at end of year	—	—	2,288

Common Stock:
Balance at beginning of year	20,850	2,945	3,222
Conversion of Senior Convertible Preferred Stock	—	9,108	—
Initial public offering	—	8,700	—
Issued for employee stock plans	121	114	—
Retired and cancelled	—	(17)	(277)

Balance at end of year	20,971	20,850	2,945

Treasury Stock:
Balance at beginning of year	(120)	(22)	(130)
Shares repurchased	(25)	(115)	(276)
Issued for employee stock plans	—	—	107
Retired and cancelled	—	17	277

Balance at end of year	(145)	(120)	(22)

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

Koppers Holdings Inc.    2007 Annual Report

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

19. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents	$17.5	$17.5	$24.4	$24.4
Short-term investments	2.1	2.1	—	—
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$457.4	$440.2	$507.3	$475.9
Other long-term liabilities	0.5	0.5	2.4	2.4

(a)	Excludes equity method investments.

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

20. Commitments and Contingent Liabilities

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Litigation. In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, Koppers Arch Investments Pty. Limited, Koppers Australia Pty Limited and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the New Zealand Commerce Act of 1986. Timtech is seeking damages against all defendants in the amount of $3.9 million plus exemplary damages and pre-judgment interest in an unspecified amount. Until July 5, 2007, Koppers Arch Wood Protection (NZ) Limited was a majority-owned subsidiary of Koppers Arch Investments Pty Limited, which was an Australian joint venture 51 percent of which was owned by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49 percent of which was owned by Hickson Nederland BV, an affiliate of Arch Chemicals, Inc. Koppers Arch Wood Protection (NZ) Limited manufactured and marketed wood preservative products throughout New Zealand. The Company sold its 51 percent interest in Koppers Arch Investments Pty. Limited and its subsidiaries on July 5, 2007 (see Note 5) to Arch Chemicals, Inc. and has provided an indemnity to the buyer for its share of liabilities, if any, arising from certain litigation and claims including the

Timtech litigation and claims arising from the New Zealand Commerce Commission and the Australian Competition and Consumer Commission investigations.

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

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 93 plaintiffs in 50 cases pending as of December 31, 2007 as compared to 72 plaintiffs in 36 cases as of December 31, 2006. As of December 31, 2007, there are a total of 43 cases filed in state court in Pennsylvania, one case each filed in state courts in California, Tennessee, Oregon and Texas, two cases each filed in an Indiana state court and one case filed in the United States District Court for the Eastern District of Tennessee.

The plaintiffs in all 50 pending cases seek to recover compensatory damages, while plaintiffs in 40 cases also seek to recover punitive damages. The plaintiffs in the 43 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit of $25,000. The plaintiffs in the two cases filed in Indiana state court and the one case filed in the United States District Court for the Eastern District of Tennessee also seek unspecified damages. The plaintiffs in the California state court case seek damages in excess of $2.0 million, while the plaintiff in the Oregon state court case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiffs in one Texas state court case seek damages that are not in excess of $10.0 million. The plaintiffs in the remaining Texas state court case have agreed to dismiss their claims against Koppers Inc. pending execution of final settlement and release documents.

The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Chemtura Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Industries, Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. is currently a defendant in lawsuits in which the plaintiffs allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. There are 72 plaintiffs in 10 cases pending as of December 31, 2007 as compared to 65 plaintiffs in 13 cases as of December 31, 2006. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases. Koppers Inc. is currently defending three sets of state court cases in Texas involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) and property damage resulting from toxic contamination from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. Koppers Inc. acquired the plant in 1995. The plant was operated at this site under different ownership from 1905 to 1995.

The complaints seek to recover various damages for each plaintiff, including compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, diminished earning capacity, permanent disability, physical impairment and/or disfigurement, loss of companionship and society, loss of consortium, devaluation of property, loss of use and enjoyment of personal property, loss of use and enjoyment of real property, property damage, property remediation costs, funeral and burial expenses and lost wages. Koppers Inc. was served with two of the cases in September 2006 and October 2006. Koppers Inc. was joined in the

Koppers Holdings Inc.    2007 Annual Report

third case (which already had been pending against the BNSF) in May 2007. The September 2006 case was most recently amended in May, 2007 and identified approximately 44 plaintiffs (five of whom have claims against only the BNSF under the Federal Employees Liability Act). In December, 2007, these plaintiffs had their claims severed into 29 separate lawsuits, 24 of which remain pending against Koppers Inc. The October 2006 case was amended in April, 2007 and identifies a total of 10 plaintiffs, four of whom have claims against only the BNSF. The third case, which is the only one of the three cases filed in Tarrant County, Texas, identifies a total of 93 plaintiffs, of whom 92 are intervenors. Discovery is proceeding in these cases.

Koppers Inc. was named as a defendant in a putative class action lawsuit which sought the establishment of a medical monitoring program and the costs of periodic health screening and diagnostic testing for a class of approximately 7,500 people who have lived or currently live in Somerville, but who have not experienced any diseases. The case was filed in the United States District Court for the Western District of Pennsylvania in October 2007. Plaintiffs allege that they have been exposed to harmful levels of various toxic chemicals from the Somerville wood treatment plant. Plaintiffs sought unspecified damages, equitable relief, attorneys’ fees and costs. In November 2007, the plaintiffs voluntarily dismissed the case.

An additional complaint was filed in the District Court of Burleson County, Texas in October 2007. The complaint is a putative class action filed on behalf of current and former residents of Somerville, Texas who live or lived within a one mile radius of the Somerville wood treatment plant. Plaintiffs estimate the putative class to number in excess of 2,500 people. Koppers Inc. and the Burlington Northern Santa Fe Railway Company are defendants. The complaint seeks certification of a class action, compensatory damages in an unspecified amount, relocation expenses, injunctive relief, punitive damages in an unspecified amount, the costs of developing a notice plan to notify members of the putative class and attorneys’ fees. The complaints contain counts relating to private nuisance, trespass, negligence, negligence per se and gross negligence arising from alleged emissions of toxic chemicals from the Somerville plant. Plaintiffs also filed an application for a temporary injunction seeking, among other things, temporary injunctive relief from alleged further releases of chemicals from the Somerville plant, the temporary relocation of all class members and reimbursement for certain personal and relocation expenses. On October 26, 2007, Koppers Inc. removed this case from the District Court of Burleson County, Texas, to the United States District Court for the Western District of Texas, Austin Division. On January 31, 2008, the Court dismissed the case without prejudice.

Koppers Inc. has been named as a defendant in a lawsuit filed in the Circuit Court of Cook County, Illinois, by approximately 150 current and former residents of Somerville who claim that they have developed personal injuries, illnesses and wrongful deaths as a result of exposure to chemicals and contaminants which they allege have emanated from the Somerville plant. Plaintiffs assert claims for negligence, trespass and willful and wanton conduct against the BNSF and Koppers Inc., and claims for negligence and strict products liability against several manufacturers and suppliers of a wood preservative to the plant. Plaintiffs seek compensatory damages in excess of the court’s jurisdictional limit and unspecified punitive damages and costs. On December 6, 2007, Koppers Inc. filed a notice of removal removing this case from the Circuit Court of Cook County, Illinois, to the United States District Court for the Northern District of Illinois, Eastern Division. On January 4, 2008, plaintiffs filed a motion to remand the case to state court. The parties are awaiting the United States District Court’s ruling on plaintiff’s motion to remand.

Koppers Inc. also has been named as a defendant in six cases that were filed on December 27, 2007, in the 21st and 335th Judicial Districts in Burleson County, Texas. These cases collectively name approximately 544 plaintiffs. The personal injury claims primarily are restatements of claims that had been previously asserted in a case filed in the United States District Court for the Western District of Texas, Austin Division which was voluntarily dismissed in November 2006. Compensatory and punitive damages have been requested in this newly filed complaint.

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

Grenada – All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see “Grenada – State Court Cases” below) and in federal court in Mississippi (see “Grenada – Federal Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see “Grenada – Federal Court Cases” below), the Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

Grenada – Federal Court Cases.

Beck Case – The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately.

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20 percent of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. The Company accrued Koppers Inc.’s portion of the verdict in the first quarter of 2006. Koppers Inc. has appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. Oral arguments were held before the Court of Appeals on January 28, 2008. The Court of Appeals has not issued its decision on the appeal. The remaining 11 trials have been stayed pending the appeal by Koppers Inc. of the judgment entered in the first case.

Ellis Case – There are approximately 1,180 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. Until the resolution of the motions to dismiss, discovery in the four non-Grenada County cases will remain stayed.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 43 have been dismissed to date. Motions for summary judgment on behalf of defendants based on the Mississippi statute of limitations have been filed in 40 of the remaining cases. Motions to dismiss are pending in 11 additional cases for want of prosecution or failure to comply with court orders. Discovery is proceeding in the remaining 21 cases in the Grenada County litigation.

Koppers Holdings Inc.    2007 Annual Report

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Balance at beginning of year	$1.2	$3.1	$0.8
Expense	0.9	0.8	2.7
Reversal of reserves	(0.1)	—	—
Cash expenditures	(1.0)	(2.6)	(0.4)
Business divestiture	(0.5)	—	—
Currency translation	(0.1)	(0.1)	—

Balance at end of year	$0.4	$1.2	$3.1

Expense accruals and cash expenditures in 2007 primarily relate to the New Zealand Commerce Commission (“NZCC”) matter and the business divestiture relates to Koppers Arch (Note 5). Expense for 2006 consists primarily of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter. Expense for 2005 consisted of $2.6 million for estimated penalties and costs related to the NZCC antitrust litigation. Cash expenditures in 2005 related to the settlement of a breach of contract case related to the sale of vineyard trellises by a subsidiary of Koppers Australia.

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

Environmental and Other Liabilities Retained or Assumed by Others. The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC in 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re. In 2007, Hanson PLC was acquired by Heidelberg Cement AG.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or Pre-Closing, acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites currently owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters. Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Amelia, Louisiana in May 2007. A PRP group has been formed; however, the Company’s cost sharing responsibility, if any, has not been determined. Koppers Inc. was named as a PRP at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is currently calculated at less than two percent, but is subject to adjustment based on a final allocation agreement to be negotiated among the PRP’s. The Company has provided a reserve for these and other CERCLA sites totaling $0.2 million as of December 31, 2007.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The results of the site investigation were received in the fourth quarter of 2006 and were reviewed with IEPA in July 2007. The Company and Beazer East have agreed to enter into the Illinois Voluntary Remediation Program in relation to the owned portion of this site. Remediation on a leased portion of this site is still under discussion. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs. The Company has provided a reserve for this matter totaling $1.6 million as of December 31, 2007.

In October 1996, Koppers Inc. received a Clean Water Act (CWA) information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports

Koppers Holdings Inc.    2007 Annual Report

and the analytical data in support of the reports and applications. The EPA alleged that Koppers Inc. violated various provisions of the CWA. Koppers Inc. subsequently entered into a Consent Decree and agreed, among other things, to a $2.9 million settlement payment. In 2005, Koppers Inc. filed to terminate the Consent Decree at which time the EPA informed Koppers Inc. that it will seek civil penalties for any CWA violations from 2001 to 2005 concurrent with the termination of the Consent Decree. Koppers Inc. and the EPA have agreed to a settlement of $0.5 million for such civil penalties and the Company has provided a reserve for the amount of the settlement.

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

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, have provided a reserve of $1.6 million as of December 31, 2007. The consent order will likely provide for stipulated penalties for any additional exceedances that occur between the date of the execution of the consent order and the date of completion of such improvements.

In June 2007, Koppers Inc. and the EPA’s Office of Suspension and Disbarment reached an agreement to an 18-month extension to Koppers Inc.’s compliance agreement related to violations at Koppers Inc.’s Woodward Coke facility prior to its closure in January 1998. The extended compliance agreement is expected to expire in January 2009. A failure on the Company’s part to comply with the terms of the compliance agreement could lead to significant costs and sanctions, including the potential for suspension or debarment from government contracts. A suspension or debarment from government contracts would have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $5.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.9 million at December 31, 2007.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for marketing and future sale. With respect to the first facility in Hume, Australia, the soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.7 million and $2.2 million. The Company is currently working with local environmental authorities to determine the preferred method of remediation.

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

Soil and groundwater contamination has been detected at the Company’s facility in Kurnell, Australia. Contaminated soil has been delineated and options for treatment or disposal are being reviewed. Contamination in shallow groundwater has been delineated and will be addressed through enhanced natural attenuation. The Company has reserved $0.5 million for remediation at this site.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	2007	2006	2005
(Dollars in millions)
Balance at beginning of year	$5.6	$3.8	$4.7
Expense	7.6	3.7	1.1
Reversal of reserves	(0.1)	(0.5)	—
Cash expenditures	(1.0)	(1.8)	(1.6)
Business divestiture	(0.2)	—	—
Currency translation	0.6	0.4	(0.4)

Balance at end of year	$12.5	$5.6	$3.8

Expense for 2007 consisted primarily of accruals for estimated remediation costs at the Stickney, Illinois and Clairton, Pennsylvania tar distillation plants, closed facilities remediation in the U.S. and Australia, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia. Expense for 2006 primarily included accruals for soil and groundwater remediation at the Company’s former wood products facility in Hume, Australia, estimated settlement costs related to the Company’s Clairton facility, CWA assessments, waste material disposal at certain Koppers Arch facilities in Australia and New Zealand and soil disposal costs at the Company’s facility in Port Clarence, UK. Reversals of reserves for 2006 primarily included estimated settlement costs related to the Company’s Clairton facility.

Expense for 2005 included estimated soil remediation costs at the Company’s tar distillation facility in Newcastle, Australia and estimated settlement costs at the Clairton, Pennsylvania and Stickney, Illinois coal tar plants. Additional expenses related to waste disposal and remediation costs at plants in Australia and the United Kingdom were offset by the reversal to profit of reserves in our Danish operations as the result of the completion of a waste disposal project.

Contingent Liabilities

In 2008, the Company expects to retire from service an owned vessel used to transport carbon material products and raw materials. In connection with this retirement, the Company may be liable to fund the severance benefits for certain members of the vessel’s crew, who are not employees, under a contractual arrangement with the vessel’s operator. There are a number of uncertainties regarding the obligation to fund such benefits and the extent of the liability, if any, under the contractual arrangement.

The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

21. Related Party Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2007 and 2006. Clayton A. Sweeney, a Director and shareholder of the Company, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2007 and 2006, the Company paid a total of $0.1 million each year in legal fees to this firm.

The Company had entered into a consulting agreement in 1999 with Robert Cizik, a Director and shareholder of the Company, that included a provision which provided for a $0.6 million interest-free loan from the Company for the purchase of 140,467 shares of restricted common stock at a price of $4.27 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70 percent collateralized by the value of the related shares

Koppers Holdings Inc.    2007 Annual Report

and 30 percent by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the board of directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003 all of the shares were vested. Mr. Cizik has the right to require the Company to redeem the 140,467 shares at any time at the lower of cost or current fair market value; however, the disposition or transfer of the shares requires the related loan to be repaid immediately.

On December 7, 2005, the board of directors of Koppers Inc. (with Mr. Cizik abstaining) voted to authorize the termination of the Consulting Agreement. On December 23, 2005, Koppers Inc. and Mr. Cizik executed an agreement to terminate the Consulting Agreement, effective January 1, 2006. In connection with such termination, the Company and its subsidiary agreed to pay Mr. Cizik the sum of $0.6 million on December 31, 2005 and Mr. Cizik agreed to continue to serve as a director for at least two years. Mr. Cizik will also remain as Non-Executive Chairman of Koppers Inc., but he will receive no additional compensation for such services. The termination of the Consulting Agreement will not affect the terms of Mr. Cizik’s interest-free loan or his stock ownership.

The Company had an advisory and consulting agreement with Saratoga pursuant to which the Company paid a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga Director. In addition, Saratoga provided the Company with financial advisory services in connection with significant business transactions. For such services, the Company paid Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2006 the Company paid Saratoga $0.3 million related to management fees. The advisory services agreement was terminated in February 2006 in conjunction with the completion of the Company’s initial public offering, and an affiliate of Saratoga Partners was paid a financial advisory services termination fee of $3.0 million in 2006.

22. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$308.6	$345.4	$347.1	$326.8	$1,327.9
Operating profit(a)	27.4	45.7	40.2	17.6	130.9
Income from continuing operations	10.4	22.3	18.8	5.0	56.5
Net income(b)	10.5	22.3	25.5	5.0	63.3
Common stock data:
Earnings per common share:
Basic —
Continuing operations	$0.51	$1.08	$0.91	$0.24	$2.72
Discontinued operations	—	—	0.32	—	0.33

Earnings per basic common share	$0.51	$1.08	$1.23	$0.24	$3.05

Diluted —
Continuing operations	$0.50	$1.07	$0.90	$0.24	$2.70
Discontinued operations	—	—	0.32	—	0.33

Earnings per diluted common share	$0.50	$1.07	$1.22	$0.24	$3.03

Dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.68
Price range of common stock:
High	$27.24	$34.80	$39.88	$46.91	$46.91
Low	23.12	25.38	26.41	35.25	23.12

(a)	In the fourth quarter of 2007, the Company incurred due diligence costs of $6.8 million related to a potential acquisition which was not consummated.

(b)	In the second quarter of 2007, the Company sold its 51 percent interest in Koppers Arch and recognized a gain of $6.7 million, net of tax. The gain on the sale and the net income of Koppers Arch totaling $0.1 million have been reclassified as a discontinued operation in the Company’s statement of operations and earnings per share for all periods presented.

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$252.2	$285.1	$301.5	$269.2	$1,108.0
Operating profit	15.4	21.1	32.0	14.3	82.8
Income (loss) from continuing operations	(6.1)	5.0	12.3	3.6	14.8
Net income (loss)(a)	(6.0)	5.0	12.4	3.8	15.2
Common stock data:
Earnings (loss) per common share:
Basic —
Continuing operations	$(0.41)	$0.24	$0.60	$0.17	$0.77
Discontinued operations	—	—	—	0.01	0.02

Earnings per basic common share	$(0.41)	$0.24	$0.60	$0.18	$0.79

Diluted —
Continuing operations	$(0.41)	$0.24	$0.59	$0.17	$0.73
Discontinued operations	—	—	—	0.01	0.02

Earnings per diluted common share	$(0.41)	$0.24	$0.59	$0.18	$0.75

Dividends declared per common share	$0.79	$0.17	$0.17	$0.17	$1.30
Price range of common stock:(a)
High	$21.90	$23.60	$20.70	$26.10	$26.10
Low	14.50	16.73	15.50	17.80	14.50

(a)	From February 1, 2006, the date the common stock of Koppers Holdings Inc. was listed for trading on the New York Stock Exchange following the initial public offering.

(b)	In connection with the initial public offering of the Company, costs totaling $17.4 were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).

(c)	In the fourth quarter of 2006, the Company recorded charges totaling $2.8 million in connection with a pension curtailment loss for the termination of an executive pension plan and costs associated with a deferred compensation plan, offset by a tax benefit of $2.3 million related to the recognition of additional non-conventional fuel tax credits. With respect to the tax credits, legislation was passed which removed a phase-out provision that previously limited the level of tax credit able to be recognized by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Koppers Holdings Inc.    2007 Annual Report

See Management Report on page 41 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 43 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under “Executive Officers of the Company”.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is included in the Proxy Statement under the caption “Board Meetings and Committees” and is incorporated herein by reference.

The audit committee has approved and adopted a Code of Business Conduct and Ethics for all directors, officers and employees and a Code of Ethics Applicable to Senior Officers, copies of which are available on our website at www.koppers.com and upon written request by our shareholders at no cost. We will describe the date and nature of any amendment to our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers or any waiver (implicit or explicit) from a provision of our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers within four business days following the date of the amendment or waiver on our Internet website at www.koppers.com. We do not intend to incorporate the contents of our website into this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the caption “Executive Compensation”, “Committee Reports to Shareholders – Management Development and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in Part II, Item 5 of this report under “Equity Compensation Plans” and in the Proxy Statement under the caption “Common Stock Ownership” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained in the Proxy Statement under the caption “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on Page 40.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 86. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

Koppers Holdings Inc.    2007 Annual Report

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

4.1	Indenture, by and among Koppers Inc., the Subsidiary Guarantors and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.43 to Koppers Inc.’s Form 10-Q filed November 12, 2003).

4.2	Form of Koppers Inc. Note (included in Exhibit 4.1 hereto).

4.3	Indenture, by and among Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and The Bank of New York, as Trustee, dated as of November 18, 2004 (incorporated by reference to Exhibit 4.3 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.7	Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of May 12, 2003 (incorporated by reference to Exhibit 10.40 to the Koppers Inc. Form 10-Q filed August 4, 2003).

10.8	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, Koppers Inc. and the Subsidiary Guarantors named therein, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.9 to the Koppers Inc. Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).

10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).

10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.17*	Compensation contracts and Promissory Note for Robert Cizik (incorporated by reference to respective Exhibit 10.30 to the Koppers Inc. 10-K for the year ended December 31, 1999).

10.21*	Confidential Agreement and General Release between Donald E. Davis and Koppers Inc. dated August 18, 2003 (incorporated by reference to Exhibit 10.14 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

Exhibit No.	Exhibit
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

10.24**	Treatment Services Agreement between Koppers Inc. (f/k/a Koppers Industries, Inc.) and CSX Transportation, Inc. dated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2002).

10.26	First Amendment to Credit Agreement, dated October 15, 2003, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.42 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.27	Registration Rights Agreement dated September 30, 2003 among Koppers Inc., the subsidiary signatories thereto and Credit Suisse First Boston LLC as Representative of the Several Purchasers (incorporated by reference to Exhibit 10.44 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.29**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Koppers Inc. Form 10-Q for the quarter ended March 31, 2003).

10.30**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.31	Second Amendment to Credit Agreement dated as of November 17, 2004, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.31 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).

10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).

10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.35	Amended and Restated Credit Agreement dated as of August 15, 2005 by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Bank of America, N.A. and First Commonwealth Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed September 12, 2005).

10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).

10.37*	2005 Long Term Incentive Plan effective as of December 7, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.38*	Letter Agreement dated as of December 23, 2005 between Koppers Inc. and Robert Cizik (incorporated by reference to Exhibit 10.1 to the Koppers Inc. Form 8-K filed on December 27, 2005).

10.39	Amendment No. 4 to Stockholders’ Agreement dated as of February 6, 2006 among Koppers Holdings Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2006).

Koppers Holdings Inc.    2007 Annual Report

Exhibit No.	Exhibit
10.40	Consent and First Amendment to Credit Agreement dated as of December 2, 2005, among Koppers Inc., the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizen’s Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.41*	Koppers 2006 Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2006).

10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

10.43	Second Amendment to Credit Agreement dated as of April 28, 2006 by and among Koppers Inc., each of the Guarantors, the Banks (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Bank of America, N.A. and First Commonwealth Bank, as Co-Documentation Agents (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2006)

10.44*	Form of Amendment to change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).

10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).

10.46	Fifth Amendment to Stockholders’ Agreement dated December 31, 2006 by and among Koppers Holdings Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2007).

10.47**	Amendment No. 1 to Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated effective as of February 1, 2007 (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report of Form 10-Q filed on May 3, 2007).

10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q filed on August 9, 2007).

12.1***	Computation of ratio of earnings to fixed charges.

21***	List of subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

*	Management Contract or Compensatory Plan.

**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.

***	Filed herewith.

KOPPERS HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Business Disposition	Currency Translation	Balance at End of Year
(Dollars in millions)
2007
Allowance for doubtful accounts	$0.3	$0.2	$(0.1)	$(0.2)	$—	$0.2

Inventory obsolescence reserves	$2.3	$(0.4)	$(0.3)	$(0.4)	$0.1	$1.3

2006
Allowance for doubtful accounts	$0.7	$0.1	$(0.5)	$—	$—	$0.3

Inventory obsolescence reserves	$1.7	$1.4	$(0.9)	$—	$0.1	$2.3

2005
Allowance for doubtful accounts	$0.9	$(0.1)	$(0.1)	$—	$—	$0.7

Inventory obsolescence reserves	$1.6	$1.1	$(1.0)	$—	$—	$1.7

Koppers Holdings Inc.    2007 Annual Report

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

Signature	Capacity	Date

/S/ ROBERT CIZIK Robert Cizik	Director and Non-Executive Chairman of the Board	February 21, 2008

/S/ WALTER W. TURNER Walter W. Turner	Director and Chief Executive Officer	February 21, 2008

/S/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer and Principal Accounting Officer	February 21, 2008

Cynthia A. Baldwin	Director

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director	February 21, 2008

/S/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Director	February 21, 2008

/S/ JAMES C. STALDER James C. Stalder	Director	February 21, 2008

/S/ CLAYTON A. SWEENEY Clayton A. Sweeney	Director	February 21, 2008

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 21, 2008