Form 10-Q
period 2008-09-30
Koppers Holdings Inc.
filed 2008-11-06
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2008 amounted to 20,373,919 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$369.4	$329.1	$1,075.9	$946.4
Cost of sales (excluding items below)	295.2	267.6	877.0	769.2
Depreciation and amortization	6.4	7.1	19.7	21.6
Selling, general and administrative expenses	16.2	15.4	49.8	47.3

Operating profit	51.6	39.0	129.4	108.3
Other income (loss)	(0.2)	0.2	(0.5)	0.3

Income before interest expense, income taxes and minority interest	51.4	39.2	128.9	108.6
Interest expense	10.7	11.3	32.1	34.7

Income before income taxes and minority interest	40.7	27.9	96.8	73.9
Income taxes	15.5	10.5	36.1	27.7
Minority interest	0.6	0.8	1.6	2.1

Income from continuing operations	24.6	16.6	59.1	44.1
Income from discontinued operations, net of tax benefit of $(1.0), $(0.9), $(3.0) and $(2.2)	0.9	2.2	3.9	7.5
Gain on sale of discontinued operations, net of tax expense of $—, $4.3, $— and $4.3	—	6.7	—	6.7

Net income	$25.5	$25.5	$63.0	$58.3

Earnings per common share:
Basic –
Continuing operations	$1.21	$0.81	$2.85	$2.13
Discontinued operations	0.04	0.42	0.19	0.68

Earnings per basic common share	$1.25	$1.23	$3.04	$2.81

Diluted –
Continuing operations	$1.20	$0.80	$2.84	$2.11
Discontinued operations	0.04	0.42	0.19	0.68

Earnings per diluted common share	$1.24	$1.22	$3.03	$2.79

Weighted average shares outstanding (in thousands):
Basic	20,535	20,773	20,735	20,748
Diluted	20,617	20,883	20,812	20,864
Dividends declared per common share	$0.22	$0.17	$0.66	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$12.6	$16.9
Short-term investments	8.5	2.1
Accounts receivable, net of allowance of $0.2 and $0.2	160.3	140.0
Inventories, net	181.6	171.9
Deferred tax benefit	18.5	18.5
Assets of discontinued operations held for sale	22.8	21.6
Other current assets	13.4	22.4

Total current assets	417.7	393.4
Equity in non-consolidated investments	5.7	4.2
Property, plant and equipment, net	148.1	145.2
Goodwill	60.8	62.5
Deferred tax benefit	29.9	38.7
Other assets	22.3	25.3

Total assets	$684.5	$669.3

Liabilities
Accounts payable	$86.7	$103.6
Dividends payable	4.5	3.5
Accrued liabilities	69.0	63.7
Liabilities of discontinued operations held for sale	8.4	6.8
Short-term debt and current portion of long-term debt	13.0	21.3

Total current liabilities	181.6	198.9
Long-term debt	437.7	418.9
Other long-term liabilities	59.3	65.4

Total liabilities	678.6	683.2
Commitments and contingent liabilities (Note 17)
Minority interest	8.9	9.4
Stockholders’ Deficit
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 20,997,945 and 20,971,456 shares issued	0.2	0.2
Additional paid-in capital	125.6	124.4
Receivable from Director for purchase of Common Stock	—	(0.6)
Retained deficit	(108.3)	(157.6)
Accumulated other comprehensive income	1.7	12.6
Treasury stock, at cost, 624,026 and 144,905 shares	(22.2)	(2.3)

Total stockholders’ deficit	(3.0)	(23.3)

Total liabilities and stockholders’ deficit	$684.5	$669.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities
Net income	$63.0	$58.3
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	20.8	25.6
(Gain) loss on sale of fixed assets	0.1	(10.8)
Deferred income taxes	8.2	2.5
Equity income of affiliated companies, net of dividends received	0.7	0.3
Stock-based compensation	2.8	1.5
Change in other liabilities	(0.9)	(10.7)
Minority interest	1.7	0.7
Non-cash interest expense	12.7	11.5
Other	3.1	(2.2)
(Increase) decrease in working capital:
Accounts receivable	(24.1)	(26.6)
Inventories	(16.7)	(27.5)
Accounts payable	(14.1)	6.7
Accrued liabilities and other working capital	1.0	20.2

Net cash provided by operating activities	58.3	49.5
Cash provided by (used in) investing activities:
Capital expenditures	(26.5)	(15.6)
Acquisitions	—	(3.9)
Net cash proceeds from divestitures and asset sales	0.3	12.0

Net cash used in investing activities	(26.2)	(7.5)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	201.3	224.5
Repayments of revolving credit	(195.5)	(243.3)
Repayments of long-term debt	(9.0)	(17.8)
Purchases of Common Stock	(19.9)	—
Payment of deferred financing costs	—	(0.2)
Excess tax benefit from employee stock plans	—	1.2
Dividends paid	(12.7)	(10.6)

Net cash used in financing activities	(35.8)	(46.2)
Effect of exchange rate changes on cash	0.1	0.4

Net increase (decrease) in cash and cash equivalents	(3.6)	(3.8)
Add: Cash of assets held for sale at beginning of year	0.6	1.2
Less: Cash of assets held for sale at end of period	(1.3)	(3.6)
Cash and cash equivalents at beginning of year	16.9	23.2

Cash and cash equivalents at end of period	$12.6	$17.0

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

At September 30, 2008, the Company had an interest rate swap valued at $(0.3) million and cash surrender values on insurance policies totaling $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

4. Dividends and Share Repurchases

On November 5, 2008, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 5, 2009 to shareholders of record as of November 17, 2008.

On February 6, 2008, the Company’s board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by management based on a number of factors including the market price of the Company’s common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. As of September 30, 2008, 477,918 shares have been repurchased under this program totaling $19.9 million. Additionally, orders were placed in September 2008 to purchase 19,768 shares totaling $0.8 million which had not settled by September 30, 2008. Accordingly, these shares are not included in treasury stock as of September 30, 2008.

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

On August 3, 2008, Koppers Inc. and a limited partner signed a definitive agreement to sell Monessen to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.7 million, subject to post-closing adjustments for changes in working capital. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, are estimated to be approximately $90.0 million. The transaction subsequently closed on October 1, 2008. The Company expects to recognize, before post-closing adjustments, an after-tax gain of approximately $85.0 million.

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations and earnings per share and the Company’s financial statements have been accordingly restated for prior periods.

The following table reflects the operating results of the businesses reported as discontinued operations for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008	Net Sales	Operating Profit (Loss)	Net Income
(Dollars in millions)
Monessen	$16.9	$(0.1)	$0.9

Three Months Ended September 30, 2007	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$18.0	$1.2	$2.2

Nine Months Ended September 30, 2008	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$50.2	$1.0	$3.9

Nine Months Ended September 30, 2007	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$54.7	$5.0	$7.4
Koppers Arch	27.1	1.0	0.1

Discontinued operations	$81.8	$6.0	$7.5

The following table summarizes the net assets held for disposal as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Cash and cash equivalents	$1.3	$0.6
Accounts receivable	7.7	8.0
Inventories, net	8.8	7.8
Property, plant and equipment, net	9.4	10.5
Deferred tax benefit	(4.4)	(5.3)

Total assets of discontinued operations held for sale	$22.8	$21.6

Accounts payable	$5.7	$5.7
Accrued liabilities	2.7	1.1

Total liabilities of discontinued operations held for sale	$8.4	$6.8

6. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions)
Net income	$25.5	$25.5	$63.0	$58.3
Other comprehensive income (loss):
Change in currency translation adjustment	(23.1)	5.5	(10.6)	13.0
Business divestiture	—	(3.0)	—	(3.0)
Change in unrecognized pension transition asset, net of tax	—	(0.1)	(0.1)	(0.2)
Change in prior service cost, net of tax	—	(0.1)	0.1	(0.1)
Change in unrecognized pension net loss, net of tax	0.1	0.4	(0.3)	0.9

Total comprehensive income	$2.5	$28.2	$52.1	$68.9

7. Earnings per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested restricted and performance stock units assuming such stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share. For this reason, the nonqualified stock options totaling 45,712 and 36,503, respectively, were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2008.

The following tables set forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
(Dollars in millions, except share amounts, in thousands and per share amounts)
Income from continuing operations	$24.6	$24.6	$16.6	$16.6

Shares of common stock outstanding:
Weighted-average common shares outstanding	20,535	20,535	20,773	20,773
Effect of dilutive securities	—	82	—	110

Average common shares	20,535	20,617	20,773	20,883

Earnings per common share	$1.21	$1.20	$0.81	$0.80

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
(Dollars in millions, except share amounts, in thousands and per share amounts)
Income from continuing operations	$59.1	$59.1	$44.1	$44.1

Shares of common stock outstanding:
Weighted-average common shares outstanding	20,735	20,735	20,748	20,748
Effect of dilutive securities	—	77	—	116

Average common shares	20,735	20,812	20,748	20,864

Earnings per common share	$2.85	$2.84	$2.13	$2.11

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

The following table shows a summary of the performance stock units as of September 30, 2008:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,500	98,250
2008 – 2010	—	47,495	71,243

The following table shows a summary of the status and activity of non-vested stock awards for the nine months ended September 30, 2008:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2008	136,443	68,450	204,893	$14.28
Granted	23,534	47,495	71,029	$39.99
Credited from dividends	493	1,030	1,523	$33.47
Vested	(6,183)	—	(6,183)	$25.59
Forfeited	(5,107)	(2,210)	(7,317)	$13.43

Nonvested September 30, 2008	149,180	114,765	263,945	$21.07

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	60,200	$29.97
Granted	45,712	$39.99
Exercised	(806)	$29.97
Forfeited	(1,794)	$29.97

Outstanding at September 30, 2008	103,312	$34.40	8.95	$0.4

Exercisable at September 30, 2008	—	$—	—	$—

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.6	$0.5	$2.8	$1.5
Less related income tax benefit	0.2	0.2	1.1	0.6

	$0.4	$0.3	$1.7	$0.9

For the nine months ended September 30, 2008, shares issued under the LTIP for board or director compensation totaled 19,500 shares. As of September 30, 2008, total future compensation expense related to non-vested stock-based compensation arrangements totaled $4.8 million and the weighted-average period over which this cost is expected to be recognized is approximately 24 months.

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black and carbon black feedstock. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride is used in the manufacture of plasticizers, unsaturated polyester resins and alkyd resins. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Carbon black and carbon black feedstock are used in the production of rubber tires.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$245.0	$205.0	$718.4	$577.2
Railroad & Utility Products	124.4	124.1	357.5	369.2

Total	$369.4	$329.1	$1,075.9	$946.4

Intersegment revenues:
Carbon Materials & Chemicals	$19.7	$20.0	$54.4	$53.8
Railroad & Utility Products	—	—	—	—

Total	$19.7	$20.0	$54.4	$53.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.7	$5.5	$14.6	$16.5
Railroad & Utility Products	1.7	1.6	5.1	5.1

Total	$6.4	$7.1	$19.7	$21.6

Operating profit:
Carbon Materials & Chemicals	$44.4	$29.3	$106.6	$74.1
Railroad & Utility Products	7.3	9.9	24.5	35.6
Corporate	(0.1)	(0.2)	(1.7)	(1.4)

Total	$51.6	$39.0	$129.4	$108.3

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$450.2	$444.9
Railroad & Utility Products	161.3	144.2
Assets of discontinued operations held for sale	22.8	21.6
All other	50.2	58.6

Total	$684.5	$669.3

Goodwill:
Carbon Materials & Chemicals	$58.7	60.3
Railroad & Utility Products	2.1	2.2

Total	$60.8	$62.5

The decrease in goodwill is a result of changes in currency translation between periods.

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 37.9 percent and 38.1 percent for the three months ended September 30, 2008 and 2007, respectively. There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the third quarter of 2008 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+2.3 percent). With respect to the third quarter of 2007, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+2.3 percent).

Income taxes as a percentage of pretax income was 37.3 percent and 37.6 percent for the nine months ended September 30, 2008 and 2007, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+1.6 percent) and other permanent items (+0.8 percent). With respect to the nine months ended September 30, 2007, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+2.3 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2008 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.7 million and $2.3 million, respectively. Unrecognized tax benefits totaled $3.1 million and $2.7 million as of September 30, 2008 and December 31, 2007, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had accrued approximately $0.5 million and $0.4 million, respectively for interest and penalties.

11. Inventories

Net inventories as of September 30, 2008 and December 31, 2007 are summarized in the table below:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Raw materials	$96.2	$92.8
Work in process	9.9	8.3
Finished goods	109.9	97.7

	216.0	198.8
Less revaluation to LIFO	34.4	26.9

Net	$181.6	$171.9

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2008 and December 31, 2007 are summarized in the table below:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Land	$6.5	$6.7
Buildings	22.3	22.6
Machinery and equipment	508.5	497.6

	537.3	526.9
Less accumulated depreciation	389.2	381.7

Net	$148.1	$145.2

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

The Company has frozen its U.S. qualified and corresponding non-qualified defined benefit pension plans for salaried employees effective December 31, 2006. In addition, the Company has negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

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

Expense related to the Company’s defined contribution plans, including the uniform employer contribution described above, totaled $1.0 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $3.3 million for the nine months ended September 30, 2008 and 2007.

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions)
Service cost	$1.0	$0.8	$2.6	$2.7
Interest cost	2.9	2.8	8.9	8.3
Expected return on plan assets	(3.4)	(3.3)	(10.4)	(9.8)
Settlements and curtailments	0.2	—	0.1	—
Amortization of prior service cost	—	—	0.2	0.1
Amortization of net loss	0.1	0.5	0.3	1.4
Amortization of transition asset	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost	$0.7	$0.7	$1.4	$2.4

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions)
Service cost	$—	$—	$0.2	$0.2
Interest cost	0.2	0.2	0.6	0.6
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of net loss	—	—	—	0.1

Net periodic benefit cost	$0.2	$0.2	$0.6	$0.7

14. Debt

Debt at September 30, 2008 and December 31, 2007 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2008	December 31, 2007
(Dollars in millions)
Senior Secured Revolving Credit Facility	4.25%	2009	$26.5	$12.0
Other revolving credit facilities	—%	—	—	9.3
Senior Secured Term Loans	3.99%	2009	22.6	31.6
Senior Secured Notes	9 7/8%	2013	218.0	217.8
Senior Discount Notes	9 7/8%	2014	182.2	169.5
Other debt, including capital leases	8.86%	Various	1.4	—

Total			450.7	440.2
Less short term debt and current maturities of long-term debt			13.0	21.3

Long-term debt			$437.7	$418.9

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $22.6 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of September 30, 2008, the Company had $80.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2008, $15.4 million of commitments were utilized by outstanding letters of credit. In addition, as of September 30, 2008, the Company had outstanding term loans of $22.6 million under the credit facility.

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

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At September 30, 2008 and December 31, 2007, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $(0.3) million and $(0.5) million, respectively.

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

Guarantees

The Company’s 60-percent owed subsidiary in China has issued a guarantee of $17.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK and expires in 2013.

Subsequent Events

The Company used a portion of the estimated proceeds of $90.0 million from the Monessen sale in October 2008 to repay the term loans of $22.6 million and amounts borrowed under the senior secured revolving credit facility of $26.5 million. This repayment increased the amount available under the senior secured credit facility to approximately $107.0 million. The Company also repurchased Senior Secured Notes with a face value of $17.5 million on October 27, 2008.

On October 31, 2008, Koppers Inc. entered into a $300.0 million revolving credit facility with a syndicate of banks. The credit facility expires on October 31, 2012, has an initial interest rate of Libor plus 250 basis points, and is subject to certain covenants including maximum leverage and minimum fixed charges coverage. The agreement replaces the existing senior secured revolving credit facility.

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$18.1	$20.0
Accretion expense	1.2	1.6
Revision in estimated cash flows, net	(0.2)	3.6
Expenses incurred	(4.7)	(7.3)
Currency translation	—	0.2

Balance at end of period	$14.4	$18.1

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$8.2	$8.4
Deferred revenue for sales of extended warranties	0.3	0.9
Revenue earned	(0.9)	(1.1)

Balance at end of period	$7.6	$8.2

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

Legal Proceedings

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 96 plaintiffs in 53 cases pending as of September 30, 2008 as compared to 97 plaintiffs in 52 cases at December 31, 2007. As of September 30, 2008, there are a total of 47 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, and Texas, two cases each pending in an Indiana state court and one case pending in the United States District Court for the Eastern District of Tennessee and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 53 pending cases seek to recover compensatory damages, while plaintiffs in 43 cases also seek to recover punitive damages. The plaintiffs in the 47 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in the United States District Court for the Eastern District of Tennessee also seek unspecified damages. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiffs in the one Texas state court case have agreed to dismiss their claims against Koppers Inc. pending execution of final settlement and release documents.

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

Koppers Inc. is currently a defendant in several products liability lawsuits in which the plaintiffs allege exposure to products or constituents of products sold by Koppers, including benzene, oils, solvents and creosote. There are 14 plaintiffs in five cases pending as of September 30, 2008 as compared to 72 plaintiffs in ten cases at December 31, 2007. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The plaintiffs in one of these cases seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in another case seek general damages in an unspecified amount and in excess of the court’s jurisdictional limit. The plaintiffs in two other cases seek to recover compensatory and punitive exemplary damages in an unspecified amount in excess of the court’s minimum jurisdictional limit, while the plaintiff in the fifth case seeks special damages in excess of $50,000. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases. Koppers Inc. is currently defending four sets of state court cases in Texas (Antu, Davis, Hensen and Moses) involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers has been named, but not served, in another case (Asselin) that has 11 more plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 44 plaintiffs (six of whom have claims pending against only the BNSF) in the Moses cases. These plaintiffs seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries and property damages. There are a total of 10 plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. These plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Hensen case in which Koppers Inc. was joined in May 2007 seek compensatory and punitive damages in excess of $75,000 each. This case, which is the only one that remains pending against Koppers Inc. in Tarrant County, Texas, identifies a total of 93 plaintiffs, one of whom has a claim pending against only the BNSF. The Davis case involves one plaintiff who seeks compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit.

Koppers Inc. was named as a defendant in a lawsuit initially filed in the Circuit Court of Cook County, Illinois (Bullard), by 144 current and former residents of Somerville who claim that they have developed personal injuries and illnesses (including death, in some cases) as a result of exposure to chemicals and contaminants which they alleged have emanated from the Somerville plant. Of these plaintiffs, 77 were named as intervenors in the Tarrant County litigation (Henson) discussed in the preceding paragraph. Plaintiffs asserted claims for negligence, trespass and willful and wanton conduct against the BNSF and Koppers Inc., and claims for negligence and strict products liability against several manufacturers and suppliers of a wood preservative to the plant. Plaintiffs sought compensatory damages in excess of the court’s minimal jurisdictional limit and unspecified punitive damages and costs. In December 2007, Koppers Inc. filed a notice of removal removing this case from the Circuit Court of Cook County, Illinois, to the United States District Court for the Northern District of Illinois, Eastern Division. On August 29, 2008, this case was transferred to the United States District Court for the Western District of Texas, Austin Division. On October 28, 2008, the plaintiffs’ claims were dismissed without prejudice by the Court.

Koppers Inc. was named as a defendant in six cases (Adams, Cummings, Hamilton, Jeffrey, More and Rucks) that were originally filed on December 27, 2007, in the 21st and 335th Judicial Districts in Burleson County, Texas. These cases also involved personal injury claims relating to the Somerville, Texas plant. The plaintiffs in these six cases sought compensatory and punitive damages in excess of $75,000 each. These cases collectively named approximately 544 plaintiffs. The personal injury claims primarily were restatements of claims that had been previously asserted in a case filed in the United States District Court for the Western District of Texas, Austin Division which was voluntarily dismissed in November 2006. In February 2008, Koppers Inc. removed all six cases from the District Court of Burleson County, Texas, to the United States District Court for the Western District of Texas, Austin Division. On October 28, 2008, the plaintiffs’ claims were dismissed without prejudice by the Court.

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20 percent of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The Court of Appeals granted a reversal of the district court’s judgment on

June 30, 2008. The plaintiff filed a petition for rehearing with the United States Court of Appeals and on October 23, 2008, the Court of Appeals denied plaintiff’s petition for rehearing. The remaining 11 trials have been stayed pending the resolution of the appeal process.

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

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 43 have been dismissed to date. On August 28, 2008, the Circuit Court of Grenada County granted summary judgment in favor of the Company in 39 cases. Plaintiffs filed motions to reconsider the summary judgment orders on September 5, 2008, and the motions remain under advisement before the court. Also pending before the Circuit Court are motions to dismiss for want of prosecution in three cases, and one additional motion for summary judgment.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch on July 5, 2007 (see Note 5) to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received three notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. The first notice relates to environmental issues related to the condition of certain property associated with the Auckland, New Zealand operations of Koppers Arch Wood Protection (NZ) Limited. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to this matter until further notice. The two other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Koppers Inc. is currently evaluating its indemnity obligations relating to these claims. The plaintiff seeks damages of approximately $10.8 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$0.4	$1.2
Expense	—	0.9
Reversal of reserves	(0.3)	(0.1)
Cash expenditures	(0.2)	(1.0)
Business divestiture	—	(0.5)
Currency translation	0.1	(0.1)

Balance at end of period	$—	$0.4

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

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheets with respect to such matters, which could result in a negative adjustment to the Company’s net worth.

Domestic Environmental Matters. Koppers Inc. is named as a potentially responsible party (a “PRP”) at four CERCLA Superfund sites, including the Portland Harbor site located on the Willamette River in Oregon. The Company and the other PRP members are currently finalizing a formal PRP agreement and are considering appropriate allocation methodologies for past remedial investigation/feasibility studies and future costs. The Company has provided a reserve for CERCLA sites totaling $0.2 million as of September 30, 2008.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs and has submitted a plan to conduct the remediation on this site. The Company has provided a reserve for this matter totaling $1.6 million as of September 30, 2008.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $1.6 million as of September 30, 2008.

In September 2007, Koppers Inc. and the EPA’s Office of Suspension and Disbarment reached an agreement to an 18-month extension to Koppers Inc.’s compliance agreement related to violations at Koppers Inc.’s Woodward Coke facility prior to its closure in January 1998. The extended compliance agreement is expected to expire in January 2009. A failure on the Company’s part to comply with the terms of the compliance agreement could lead to significant costs and sanctions, including the potential for suspension or debarment from government contracts. A suspension or debarment from government contracts may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $5.4 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.6 million at September 30, 2008.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, the soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.7 million and $2.2 million. The Company is currently working with local environmental authorities to determine the preferred method of remediation.

With respect to the second facility in Thornton, Australia, an environmental assessment was completed in the second quarter of 2007 which indicated areas of soil contamination which the Company may remediate in preparation for sale. The estimated soil remediation costs range between $1.7 million and $3.4 million. The Company has reserved approximately $2.3 million for remediation costs at these sites which represents its best estimate of groundwater and remaining soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	September 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$12.5	$5.6
Expense	0.5	7.6
Reversal of reserves	—	(0.1)
Cash expenditures	(1.3)	(1.0)
Business divestiture	—	(0.2)
Currency translation	(0.5)	0.6

Balance at end of period	$11.2	$12.5

Expense for 2008 consisted primarily of accruals related to the Thornton site and cash expenditures include a $0.5 million settlement of a CWA consent decree. Expense for 2007 consisted primarily of accruals for estimated remediation costs at the Stickney, Illinois and Clairton, Pennsylvania tar distillation plants, closed facilities remediation in the U.S. and Australia, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia.

Contingent Liabilities

In the third quarter of 2008, the Company retired from service an owned vessel used to transport carbon materials products and raw materials. In connection with this retirement and under a contractual arrangement with the vessel’s operator, the Company may be liable to reimburse the vessel’s operator for severance benefits it pays to its employees. There are a number of uncertainties regarding the obligation to fund such benefits and the extent of the liability, if any, under the contractual arrangement. To the extent the Company determines that it is liable to fund the severance arrangement, the Company has been provided an estimate by the vessel’s operator that the obligation could be as high as $2.0 million. The vessel’s operator and the union that represents the employees are currently in negotiation regarding the amount of such severance benefits.

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

The CM&C business has entered into a number of strategic transactions during the last two years to expand and focus on its core business related to coal tar distillation and derived products. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established and is constructing and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. The Company holds a 30 percent investment in TKK which is expected to be commissioned in early 2009. In December 2007, the Company announced the approval of a project to expand the capacity of its existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons. The expansion is expected to become operational in late 2008.

In September 2008, the board of directors authorized management to pursue the sale of Koppers Monessen Partners LP (“Monessen”). Monessen is a metallurgical furnace coke facility that was 95 percent-owned by Koppers Inc. (which serves as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. On August 3, 2008, Koppers Inc. signed a definitive agreement to sell Monessen to ArcelorMittal S.A. and the sale subsequently closed on October 1, 2008.

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

Outlook

Trend Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in coke production or the relative increase in the value of coal tar as a fuel source as a result of higher energy prices; (ii) competitive conditions in global carbon pitch markets; and (iii) low margins in the utility pole business.

Raw material prices have increased over the past several years, including primary feedstocks of coal tar and lumber. Raw material pricing under current contracts and contracts expiring in the near future and currently under negotiation indicate that, in certain geographic regions, the trend of increasing raw material prices will continue. Any disruption in raw material supply or significant increases in raw material costs which are not able to be passed on to customers may have a material adverse effect on the Company’s results of operations.

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

In addition to the normal seasonal impacts associated with crosstie procurement, the Company has seen a reduction in purchasing by the railroads in order to reduce their crosstie inventories. The reduction is due to accelerated buying by the railroads during 2007 which increased their inventories above normal levels, coupled with an uncertain economic climate thus far in 2008. Current expectations are that crosstie purchases by the railroads will return to more normalized levels for the remainder of the year; however, uncertainty associated with the North American economic climate could impact the level of purchasing activity during the remainder of 2008.

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

Results of Operations – Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Consolidated Results

Net sales for the three months ended September 30, 2008 and 2007 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$245.0	$205.0	+19%
Railroad & Utility Products	124.4	124.1	—%

	$369.4	$329.1	+12%

CM&C net sales increased by $40.0 million or 19 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+4%	+4%	—%	+8%
Distillates(b)	+4%	+2%	+1%	+7%
Coal Tar Chemicals(c)	+2%	-2%	—%	—%
Other(d)	+3%	+1%	—%	+4%

Total CM&C	+13%	+5%	+1%	+19%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased in the U.S. as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume was realized primarily in China of two percent and the U.S. of two percent. Volume increases in the U.S. primarily relates to increases in refined tar deliveries.

Distillate pricing improved in the quarter ended September 30, 2008 due to increases in carbon black feedstock prices in Europe totaling three percent and increases in U.S. creosote pricing totaling one percent. The increase in carbon black feedstock and creosote pricing is consistent with higher worldwide oil prices. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. totaling one percent.

For coal tar chemicals, increases in phthalic anhydride prices totaling two percent were offset by decreases in phthalic anhydride volumes of two percent. With respect to other products, carbon black prices increased two percent and specialty chemical volumes increased one percent each as compared to the prior year quarter.

R&UP net sales increased by $0.3 million due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	+3%	-2%	+1%
TSO Crossties(b)	+2%	-2%	—%
Distribution Poles	+1%	-1%	—%
Other(c)	+2%	-3%	-1%

Total R&UP	+8%	-8%	—%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases for treated and untreated railroad crossties totaled four percent and sales volume increases for treated railroad crossties totaled two percent for the quarter ended September 30, 2008. These increases were partially offset by volume decreases of untreated railroad crossties totaling four percent. Volumes of untreated railroad crossties were impacted by capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market.

Cost of sales as a percentage of net sales was 80 percent for the quarter ended September 30, 2008 as compared to 81 percent for the quarter ended September 30, 2007. Overall, cost of sales increased by $27.6 million when compared to the prior year period due primarily to higher raw material costs and volumes.

Depreciation and amortization for the quarter ended September 30, 2008 was $0.7 million lower when compared to the prior year period partially due to reduced amortization of intangible assets.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $0.8 million higher than the prior period and were unfavorably affected by higher salary expense and stock-based compensation expense.

Interest expense for the quarter ended September 30, 2008 was $0.6 million lower when compared to the prior year period primarily due to lower average borrowings and lower average interest rates on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Koppers Arch in July 2007.

Income taxes for the quarter ended September 30, 2008 were $5.0 million higher when compared to the prior year period primarily due to the increase in pretax income of $12.8 million partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the quarter ended September 30, 2008 was 37.9 percent as compared to the prior year period of 38.1 percent.

Segment Results

Segment operating profit for the three months ended September 30, 2008 and 2007 is summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$44.4	$29.3	+52%
Railroad & Utility Products	7.3	9.9	-26%
Corporate	(0.1)	(0.2)	+50%

	$51.6	$39.0	+32%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	18.1%	14.3%	+3.8%
Railroad & Utility Products	5.9%	8.0%	-2.1%

	14.0%	11.9%	+2.1%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended September 30, 2008 and 2007 is summarized in the following table:

	Three months ended September 30,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$116.0	$98.9	+17%
Europe	70.2	56.3	+25%
Australia	42.2	35.2	+20%
China	23.6	17.4	+36%
Intrasegment	(7.0)	(2.8)	+150%

	$245.0	$205.0	+20%

Operating profit:
North America	$22.8	$18.0	+27%
Europe	11.0	3.5	+214%
Australia	9.5	5.7	+67%
China	1.1	2.1	-48%

	$44.4	$29.3	+52%

North American CM&C sales increased by $17.1 million due primarily to higher prices for carbon pitch and phthalic anhydride totaling $12.8 million and higher volumes of creosote and refined tar of $5.5 million. These increases were partially offset by lower volumes of phthalic anhydride of $4.7 million. Operating profit as a percentage of net sales increased to 20 percent from 18 percent between periods reflecting higher contract pricing resulting from higher raw material costs.

European CM&C sales increased by $13.9 million due primarily to higher volumes of carbon pitch and specialty chemicals totaling $4.5 million and higher prices for carbon black feedstock totaling $5.5 million. Operating profit as a percentage of net sales increased to 16 percent from six percent as a result of higher carbon pitch volumes and higher pricing for carbon black feedstock as a result of higher petroleum prices.

Australian CM&C sales increased by $7.0 million due primarily to higher prices for carbon black totaling $4.5 million. Operating profit as a percentage of net sales was 23 percent for the three months ended September 30, 2008 as compared to 16 percent for the prior period and was favorably impacted by higher petroleum prices.

Chinese CM&C sales increased by $6.2 million due primarily to higher volumes of carbon pitch totaling $3.2 million and higher prices for carbon black feedstock totaling $1.6 million. Currency exchange rate changes contributed $1.9 million to increased sales. Partially offsetting these increases were lower prices of carbon pitch totaling $2.0 million. Operating profit as a percentage of net sales was five percent for the three months ended September 30, 2008 as compared to 12 percent for the prior period. The decrease in operating margin is due primarily to mix of products and investment in sales and administrative functions in China.

Railroad & Utility Products operating profit for the quarter ended September 30, 2008 decreased by $2.6 million as compared to the prior period. Operating profit as a percentage of net sales decreased to six percent from eight percent between periods due to lower production and procurement levels for railroad crossties.

Results of Operations – Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Consolidated Results

Net sales for the nine months ended September 30, 2008 and 2007 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$718.4	$577.2	+24%
Railroad & Utility Products	357.5	369.2	-3%

	$1,075.9	$946.4	+14%

CM&C net sales increased by $141.2 million or 24 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+3%	+3%	+2%	+8%
Distillates(b)	+4%	+2%	+1%	+7%
Coal Tar Chemicals(c)	+1%	—%	+1%	+2%
Other(d)	+1%	+5%	+1%	+7%

Total CM&C	+9%	+10%	+5%	+24%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased a total of three percent in the U.S. as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume totaling three percent was realized primarily in Europe and Australia. Increases in Europe resulted primarily from sales to a new anode facility in Scandinavia.

Distillate pricing improved in the nine months ended September 30, 2008 due to price increases in carbon black feedstock prices in Europe and creosote prices in the U.S. totaling four percent. The increase in carbon black feedstock pricing is consistent with higher worldwide oil prices. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. totaling one percent.

For coal tar chemicals, increases in phthalic anhydride prices of two percent were partially offset by lower naphthalene prices in Europe. With respect to other products, carbon black volumes, freight, benzole, specialty chemicals and other carbon products increased six percent as compared to the prior year and were partially offset by lower commercial roofing sales.

R&UP net sales decreased by $11.7 million or three percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	-5%	—%	-3%
TSO Crossties(b)	+2%	-2%	—%	—%
Distribution Poles	—%	—%	+1%	+1%
Other(c)	+2%	-3%	—%	-1%

Total R&UP	+6%	-10%	+1%	-3%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales volume decreases of untreated railroad crossties totaled five percent for the nine months ended September 30, 2008 due to capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties pricing increased by two percent for the nine months ended September 30, 2008 as raw material price increases were passed on to customers.

Cost of sales as a percentage of net sales was 82 percent for the nine months ended September 30, 2008 as compared to 81 percent for the nine months ended September 30, 2007. Overall, cost of sales increased by $107.8 million when compared to the prior year period due primarily to higher raw material costs and volumes and foreign exchange.

Depreciation and amortization for the nine months ended September 30, 2008 was $1.9 million lower when compared to the prior year period partially due to reduced amortization of intangible assets.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $2.5 million higher than the prior period due to higher stock-based compensation expense, legal and consulting costs and employment costs partially offset by insurance recoveries for previously incurred legal expenses related to product liability litigation.

Interest expense for the nine months ended September 30, 2008 was $2.6 million lower when compared to the prior year period due primarily to lower average borrowings and lower average interest rates on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Koppers Arch in July 2007.

Income taxes for the nine months ended September 30, 2008 were $8.4 million higher when compared to the prior year period due primarily to the increase in pretax income of $22.9 million partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 37.3 percent as compared to the prior year period of 37.6 percent.

Segment Results

Segment operating profit for the nine months ended September 30, 2008 and 2007 are summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$106.6	$74.1	+44%
Railroad & Utility Products	24.5	35.6	-31%
Corporate	(1.7)	(1.4)	+21%

	$129.4	$108.3	+19%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	14.8%	12.8%	+2.0%
Railroad & Utility Products	6.9%	9.6%	-2.7%

	12.0%	11.4%	+0.6%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Nine months ended September 30,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$315.3	$272.9	+16%
Europe	212.0	163.7	+30%
Australia	133.3	97.4	+37%
China	66.1	51.4	+29%
Intrasegment	(8.3)	(8.2)	+1%

	$718.4	$577.2	+24%

Operating profit:
North America	$53.5	$43.9	+22%
Europe	24.9	9.0	+177%
Australia	24.5	15.1	+62%
China	3.7	6.1	-39%

	$106.6	$74.1	+44%

North American CM&C sales increased by $42.4 million due primarily to higher prices for carbon pitch, creosote and phthalic anhydride totaling $31.6 million and higher volumes of creosote and refined tar totaling $8.4 million. Operating profit as a percentage of net sales increased to 17 percent from 16 percent for the prior period.

European CM&C sales increased by $48.3 million due primarily to higher volumes of carbon pitch, benzole and specialty chemicals totaling $17.8 million and higher prices for carbon black feedstock totaling $15.7 million. In addition, currency exchange rate changes contributed $8.2 million to increased sales. Operating profit as a percentage of net sales increased to 12 percent from five percent as a result of higher carbon pitch volumes and higher pricing for carbon black feedstock as a result of higher petroleum prices.

Australian CM&C sales increased by $35.9 million due primarily to higher volumes for carbon pitch and carbon black which totaled $10.7 million. The increase in volume for carbon black is a result of the plant expansion project at the Company’s carbon black plant becoming fully operational. Increases in carbon black prices contributed higher sales of $5.8 million. Currency exchange rate changes contributed $12.8 million to increased sales. Operating profit as a percentage of net sales was 18 percent for the nine months ended September 30, 2008 as compared to 16 percent for the prior period.

Chinese CM&C sales increased by $14.7 million due primarily to higher volumes of carbon pitch and other products, principally distillates, totaling $8.9 million. Currency exchange rate changes contributed $5.5 million to increased sales. Operating profit as a percentage of net sales was six percent for the nine months ended September 30, 2008 as compared to 12 percent for the prior period. The decrease in operating margin is due primarily to mix of products and investment in sales and administrative functions in China.

Railroad & Utility Products operating profit for the nine months ended September 30, 2008 decreased by $11.1 million as compared to the prior period primarily as a result of lower sales of untreated railroad crossties and TSO crossties and lower operating profit margins. Operating profit as a percentage of net sales decreased to seven percent from ten percent between periods due to lower production and procurement levels for railroad crossties and the increased operating costs due to a boiler outage at one of the Company’s wood treatment plants.

Cash Flow

Net cash provided by operating activities was $58.3 million for the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $49.5 million for the nine months ended September 30, 2007. The increase of $8.8 million in net cash provided by operations is due primarily to higher net income as compared to the prior period.

Net cash used in investing activities was $26.2 million for the nine months ended September 30, 2008 as compared to net cash used in investing activities of $7.5 million for the nine months ended September 30, 2007. Cash flows in 2007 were favorably impacted by net cash proceeds from the sale of Koppers Arch of $12.0 million. Capital expenditures in 2008 are expected to total approximately $35.0 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used in financing activities was $35.8 million for the nine months ended September 30, 2008 as compared to net cash used in financing activities of $46.2 million for the nine months ended September 30, 2007. Repurchases of common stock totaled $19.9 million and net repayment of debt totaled $3.2 million for the nine months ended September 30, 2008.

Dividends paid were $12.7 million for the nine months ended September 30, 2008 as compared to dividends paid of $10.6 million for the nine months ended September 30, 2007. Dividends paid in the nine months ended September 30, 2008 reflect a quarterly dividend rate of 22 cents per common share.

On November 5, 2008, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 5, 2009 to shareholders of record as of November 17, 2008.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2008, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $164.5 million. As of September 30, 2008, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $135.8 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $22.6 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of September 30, 2008, the Company had $80.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2008, $15.4 million of commitments were utilized by outstanding letters of credit. In addition, as of September 30, 2008, the Company had outstanding term loans of $22.6 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of September 30, 2008:

(Dollars in millions)
Cash and cash equivalents (including cash of discontinued operations held for sale)	$13.9
Amount available under senior secured credit facility	80.9
Amount available under other credit facilities	6.1

Total estimated liquidity	$100.9

The Company’s estimated liquidity was $116.3 million at December 31, 2007. The decrease in estimated liquidity from that date is primarily due to a reduction in cash and cash equivalents and the expiration of a European-based credit facility.

The Company used a portion of the estimated proceeds of $90.0 million from the Monessen sale (Note 5) in October 2008 to repay the Senior Secured Term Loans of $22.6 million and amounts borrowed under the Senior Secured Revolving Credit Facility of $26.5 million. This repayment increased the amount available under the senior secured credit facility to approximately $107.0 million. The Company also repurchased Senior Secured Notes with a face value of $17.5 million on October 27, 2008.

On October 31, 2008, Koppers Inc. entered into a $300.0 million revolving credit facility with a syndicate of banks. The credit facility expires on October 31, 2012, has an initial interest rate of Libor plus 250 basis points, and is subject to certain covenants including maximum leverage and minimum fixed charges coverage. The agreement replaces the existing senior secured revolving credit facility.

As of September 30, 2008, the Company has $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under its $200.0 million universal shelf registration statement filed in 2006.

On February 6, 2008, the Company’s board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by management based on a number of factors including the market price of the Company’s common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. As of September 30, 2008, 477,918 shares have been repurchased under this program totaling $19.9 million. Additionally, orders were placed in September 2008 to purchase 19,768 shares totaling $0.8 million which had not settled by September 30, 2008.

The Company’s need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. The Company may also use cash to pursue potential strategic acquisitions or potential repurchase of long-term debt that may be available on the open market or exercise of our call option. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company’s expenditures and service its indebtedness, the Company would be required to raise additional funds and there is no assurance that the Company could raise such additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Monessen and Koppers Arch for the nine months ended September 30, 2007 have not been restated in the condensed consolidated statement of cash flows. The net cash inflows of discontinued operations were $0.7 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively. In connection with the sale of our 51 percent interest in Koppers Arch, we have provided an indemnity to the buyer for our share of liabilities, if any, arising from certain litigation and claims existing at July 5, 2007. Our financial exposure pursuant to this indemnity is capped at a monetary limit and is subject to time limitations.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at September 30, 2008 was 2.95 to 1.0.

¡

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at September 30, 2008 was 1.62 to 1.0:

Fiscal Quarters Ended	Ratio
August 15, 2005 through September 30, 2008	5.0 to 1.0
September 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At September 30, 2008, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap) and Koppers Holdings had $182.2 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, we wish to reiterate that we sell products to mature markets which historically have been cyclical, such as the aluminum, specialty chemical and utility industries, which have been and could continue to be adversely impacted by declining economic conditions. Our profitability could also be impacted by fluctuations in the price, quality and availability of our primary raw materials such as coal tar for our Carbon Materials & Chemicals business and softwood and hardwood lumber for our Railroad & Utility Products business. Finally, our post-retirement obligations are, have been and continue to be underfunded. Over the past nine months, declines in market prices for equity and debt securities held in our pension plans has caused our post-retirement plans to be underfunded to a greater extent.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2008:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31	318,742	$41.41	318,742	—
August 1 – August 31	—	$—	—	—
September 1 – September 30	139,551	$41.71	139,551	—

(1)	On February 6, 2008, the board of directors approved a common stock repurchase program which was announced on February 20, 2008. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The total amount remaining under the program totals $55.1 million at September 30, 2008. The program is scheduled to expire in February 2010.

See description of the limitations on the payment of dividends in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.

ITEM 5. OTHER INFORMATION

On October 31, 2008, Koppers Inc. entered into a $300.0 million revolving credit facility with a syndicate of banks led by PNC Capital Markets LLC and co-led by RBS Citizens Bank and Bank of America as joint book runners. The credit facility matures on October 31, 2012, has an initial interest rate of Libor plus 250 basis points, and is subject to certain covenants including, among others, maximum leverage and minimum fixed charges coverage, limitations on Koppers’ ability to incur liens or become liable with respect to a guaranty, limitations on Koppers’ ability to consummate a merger, consolidation, acquisition or dispose of certain assets and limitations on Koppers’ ability to change the nature of its business. The agreement amends and restates the existing credit agreement and replaces the $125.0 million revolver and term loan bank facilities, which were to expire in late 2009.

The obligation of Koppers to pay amounts outstanding under the credit facility may be accelerated upon the occurrence of an “Event of Default’ as defined in the agreement. Such Events of Default include, among others, (1) Koppers’ failure to pay the principal of, or interest on, borrowings under the credit facility, (2) any representation or warranty of Koppers in the agreement proving to be materially false or misleading, (3) Koppers’ breach of any of its covenants contained in the credit agreement, (4) the bankruptcy or insolvency of Koppers and (5) the failure of certain third-party indemnitors to perform their obligations to a certain extent.

The foregoing description of the credit facility does not purport to be a complete statement of the parties’ rights and obligations under the agreement and the transactions contemplated by the agreement. The foregoing description of the agreement is qualified in its entirety by reference to the agreement, which will be filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 6. EXHIBITS

10.49*	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits to the agreement have been omitted. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 6, 2008	By:	/S/ BRIAN H. MCCURRIE

Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)