Form 10-K
period 2008-12-31
Koppers Holdings Inc.
filed 2009-02-20
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2008 was $848.0 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2009, 20,428,727 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2008 Annual Report

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

Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

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

We are a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark. For the twelve months ended December 31, 2008, we had net sales of $1,364.8 million and net income of $138.0 million.

We operate two principal businesses: Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (65 percent of 2008 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (35 percent of 2008 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include utility poles for the electric and telephone utility industries.

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

On February 6, 2006 we completed an initial public offering in which we issued and sold 8,700,000 shares and a majority shareholder and its affiliates sold 2,800,000 of its existing shares (after converting their preferred shares into common shares on a 3.9799-for-one basis) at an initial selling price to shareholders of $14.00 per share. We used the majority of the proceeds to redeem $101.7 million of the Koppers Inc. Senior Secured Notes due 2013 (the “Senior Secured Notes”).

Carbon Materials & Chemicals

Our Carbon Materials & Chemicals business manufactures five principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote and carbon black feedstock, used in the treatment of wood or as a feedstock in the production of carbon black; (d) carbon black, used in the manufacture of rubber tires; and (e) naphthalene, used primarily as a surfactant in the production of concrete. Carbon pitch, phthalic anhydride, creosote (and carbon black feedstock) and naphthalene are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. Coal tar is a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. We produce and distribute a variety of intermediate chemical products derived from the coal tar distillation process, including the co-products of the distillation process. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50 percent), creosote oils (approximately 30 percent) and chemical oils (approximately 20 percent). Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products.

The Carbon Materials & Chemicals business’ profitability is impacted by the cost of purchasing coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote, and naphthalene. We have three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to our customers with a consistent supply of high-quality products. In 2009, we will add a second tar distillation facility in China through a 30 percent-owned company. One of our customers, Alcoa, Inc., represents greater than ten percent of our consolidated sales. For 2008, 2007 and 2006, respectively, principal products comprised the following net sales for Carbon Materials & Chemicals:

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006

Carbon Materials & Chemicals:
Carbon pitch	$401.6	$360.3	$265.2
Creosote and carbon black feedstock	119.1	87.2	61.7
Phthalic anhydride	101.6	102.2	97.7
Carbon black	64.8	43.2	36.3
Naphthalene	56.9	57.4	32.9
Other products	148.0	125.8	116.8

	$892.0	$776.1	$610.6

Koppers Holdings Inc.    2008 Annual Report

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

Coal tar is purchased from a number of outside sources. Primary suppliers are United States Steel Corporation, Mittal Steel USA, Tangshan Iron & Steel Co., Ltd., EES Coke Battery, LLC, Novolipetsk Steel, AK Steel Corporation, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group and Mountain States Carbon LLC.

Management believes that our ability to source coal tar and carbon pitch from overseas markets through our foreign operations, as well as our research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks. However, we may experience shortages of coal tar due to unforeseen circumstances.

Our Carbon Materials & Chemicals business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. We maintain inventories at our plant locations and do not factor our inventories or receivables to third parties.

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

On a global basis, naphthalene and orthoxylene are both used as feedstock for the production of phthalic anhydride. However, we are the only North American phthalic anhydride producer capable of utilizing both orthoxylene and naphthalene for this production. Our ability to utilize naphthalene as a by-product of coal tar distillation gives us a stable supply of feedstock. We believe that our ability to utilize our internally produced naphthalene ordinarily gives us a lower-cost feedstock for the production of phthalic anhydride because historically our cost to produce naphthalene has been lower than our cost to purchase orthoxylene. We have two primary competitors in the North American phthalic anhydride merchant market.

Creosote & Carbon Black Feedstock

We produce creosote as a co-product of the tar distillation process. Sales terms for external creosote sales are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders.

In the United States, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad & Utility Products business. In Australia, China and Europe, creosote is sold into the carbon black market for use as a feedstock in the production of carbon black. In Australia, the majority of creosote generated at our tar distillation facility is sold to our carbon black facility. In Europe and China creosote is sold to wood treaters as well as various carbon black producers.

Globally, approximately one-third of our total creosote production was sold internally in 2008. Our wood treating plants in the United States and our carbon black facility in Australia purchase substantially all of their creosote and carbon black feedstock from our tar distillation plants. We believe we are the only major competitor in these markets that is integrated in this fashion. The remainder of our creosote and carbon black feedstock is sold to railroads, other wood treaters and carbon black manufacturers. We have several competitors in the creosote market.

Carbon Black

We manufacture carbon black at our plant in Australia using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Coal tar based carbon black is used in the manufacture of rubber tires as well as other specialty applications.

Koppers Holdings Inc.    2008 Annual Report

Other Products

Other products include the sale of refined tars, benzole and specialty chemicals.

Acquisitions and Dispositions

In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. Monessen is a metallurgical furnace coke facility. In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Koppers Arch is a manufacturer of timber preservation chemicals. Monessen and Koppers Arch were part of our Carbon Materials & Chemicals business segment.

In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established which is constructing and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. We hold a 30 percent investment in TKK which is expected to commence production in the second quarter of 2009. In November 2008, we completed a capacity expansion of our existing 60 percent-owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons.

Railroad & Utility Products

We market commercial wood treatment products primarily to the railroad and public utility markets in the United States and Australia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. For the year ended December 31, 2008, sales of railroad products and services represented approximately 80 percent of the Railroad & Utility Products business’ net sales. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products business operates 15 wood treating plants, one co-generation facility and 12 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants typically abut railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

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

The Railroad & Utility Products business’ largest customer base is the North American Class 1 railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We have also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 21.5 million replacement crossties (both wood and non-wood) purchased during 2008. We currently supply all seven of the North American Class 1 railroads and have contracts with six of the seven North American Class 1 railroads. We have enjoyed long-standing relationships with this important customer base. We intend to focus on capitalizing on our relationships with railroads by offering an expanded list of complementary product offerings that the railroads may be interested in outsourcing to us.

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

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our ten crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our Carbon Materials & Chemicals business.

Our sales to the railroad industry are coordinated through our office in Pittsburgh, Pennsylvania, and are primarily from long-term contracts from one to seven years on a minimum requirements basis. There are several principal regional competitors in this North American market.

We believe that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, we acquired a 50 percent interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2008, an estimated 1.0 million concrete crossties were installed by Class 1 railroads, representing approximately five percent of total Class 1 crosstie insertions. We believe that concrete crossties will continue to command approximately this level of market share. While the cost of material has moderated, the cost of installation of a concrete crosstie remains higher than that of a wood crosstie and the average lives of wood and concrete crossties are similar.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Utility poles are produced mainly from softwoods such as pine in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. While crossties are treated exclusively with creosote, we treat poles with a variety of preservatives, including pentachlorophenol, copper chrome arsenates and creosote.

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

During 2008, sales of pole products accounted for approximately 20 percent of Railroad & Utility Products’ net sales. We have eight principal competitors in the U.S. utility products market. There are few barriers to entry in the utility products market, which consists primarily of regional wood treating companies operating small to medium-size plants and serving local markets.

Equity Investments

KSA Limited Partnership, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to our wood treatment crosstie business. We own 50 percent of KSA, with the other 50 percent owned by subsidiaries of Heidelberg Cement AG. KSA Limited Partnership also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

TKK was established in November 2007 and is constructing and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port. The Company holds a 30 percent investment in TKK which is expected to commence production in the second quarter of 2009.

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. We believe the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development were $2.8 million, $2.8 million and $2.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Koppers Holdings Inc.    2008 Annual Report

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

Segment Information

Please see Note 9, “Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including political and economic conditions in international markets and fluctuations in foreign exchange rates. While a significant majority of our sales and income is generated by operations in the United States, the United Kingdom, Denmark and Australia, our remaining sales and income are generated from operations in developing regions, such as China and the Middle East.

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

We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2008 and 2007 were $11.7 million and $12.5 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $6.0 million and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $12.8 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $10.2 million for 2009. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations. See Note 19 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2008, we had 604 salaried employees and 1,143 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	289	444	733
Railroad & Utility Products	238	695	933
Administration	77	4	81

Total Employees	604	1,143	1,747

Of our employees, approximately 65 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 350 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees. The four labor agreements that expire in 2009 cover approximately 16 percent of our total labor force.

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

Risks Relating to Our Business

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flows.

Starting in 2008 and continuing in 2009, the U.S and global economy have undergone a sudden, sharp economic downturn. Global credit and capital markets have experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. Consumer confidence and spending are down significantly and the rates of unemployment and underemployment are increasing. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. Several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations. Our business and operating results for 2008 were affected by these global economic issues, and we expect that trend to continue in 2009. Many of our customers have experienced (and will likely continue to experience) deterioration of their business. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their

Koppers Holdings Inc.    2008 Annual Report

obligations to us. If the global economic recession continues for an extended period or deteriorates significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $300.0 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2008, we had $283.0 million of available borrowing capacity under this arrangement. In addition, as of December 31, 2008, we had $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2007. We could seek to issue these securities to provide additional liquidity. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement or disruptions in the U.S. financial markets prevent us from issuing new securities under our registration statement.

Global economic issues could prevent us from accurately forecasting demand for our products which could have a material effect on our results of operations and our financial condition.

Adverse global economic issues, market instability and volatile commodity price fluctuations make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demands, which could cause us to procure raw materials in excess of end-product demand. This could cause a material increase to our inventory carrying costs and result in significant inventory lower of cost or market charges.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2008, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $232.7 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our stockholders’ equity and could affect compliance with the covenants in our debt agreements.

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

We are currently experiencing significant volatility linked to global economic issues that we more fully discuss in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability.

For the year ended December 31, 2008, our top ten customers accounted for approximately 50 percent of our net sales. During this period, our two largest customers each accounted for ten percent and eight percent, respectively, of our total net sales. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability.

Our largest customer has significantly reduced their purchases of carbon pitch starting in the fourth quarter of 2008. We believe that this reduction is linked to global economic issues that we more fully discuss in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability.

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on utilizing specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

The primary raw material used by our Carbon Materials & Chemicals business is coal tar, a by-product of furnace coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses if we are unable to pass these costs on to our customers.

Currently, we are experiencing reduced receipts of coal tar as furnace coke producers have significantly reduced the production of furnace coke due to global economic issues that we more fully discuss in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

¡

In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in margin reductions for our coal tar-based products.

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

Koppers Holdings Inc.    2008 Annual Report

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2008 and December 31, 2007 were $11.7 million and $12.5 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $6.0 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $12.8 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $10.2 million for 2009. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties.

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional sampling or cleanup obligations with respect to our sites or third party sites, may result in significant additional costs, and potentially significant expenditures could be required in order to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. We also are involved in various litigation and proceedings relating to environmental matters and toxic tort claims which are described in detail in Note 19 of the consolidated financial statements.

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of Koppers Inc. in 1988, subject to certain limitations, Beazer East and Beazer Limited assumed the liability for and indemnified us against (among other things) certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and third-party claims arising from such contamination (the “Indemnity”). Beazer East and Beazer Limited (which are indirect subsidiaries of Heidelberg Cement AG) may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. In addition, the government and other third parties also have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. Qualified expenditures under the Indemnity are not subject to a monetary limit.

The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. From time to time, Koppers Inc. and Beazer East have engaged in discussions that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

Without reimbursement under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income. Furthermore, without reimbursement, we could be required to record a contingent liability on our balance sheets with respect to environmental matters covered by the Indemnity, which could result in our having significant negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, casualty, general liability and workers’ compensation insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance and remediation. In addition, from time to time, various types of insurance for companies in our industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Adverse weather conditions may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have at

Koppers Holdings Inc.    2008 Annual Report

times negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in the pavement sealer businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

We have operations in the United States, Australia, China and Europe, and sell our products in many foreign countries. For the year ended December 31, 2008, net sales from products sold by our foreign subsidiaries accounted for approximately 38 percent of our total net sales. Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations.

Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and the markets where we sell our products. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire any particular business and integrate the acquired business into our existing operations. Also, efforts to acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future, which could lead to increased operating costs, a failure to realize anticipated operating synergies, or both.

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

For example, we are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals, including certain cases in state and federal court relating to our Grenada, Mississippi and Somerville, Texas facilities. A further description of the material claims against us is included in Note 19 of the consolidated financial statements.

We are indemnified for certain product liability exposures under the Indemnity with Beazer East related to products sold prior to the closing of the acquisition of assets from Beazer East. Beazer East and Beazer Limited may not continue to meet their obligations under the Indemnity. In addition, Beazer East could choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder.

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

Of our employees, approximately 65 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent approximately 350 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees. The four labor agreements that expire in 2009 cover approximately 16 percent of our total workforce. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our post-retirement obligations are currently underfunded. We expect to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2008, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $63.5 million. Our pension asset funding to total pension obligation ratio was 64 percent as of December 31, 2008. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated. For example, our pension assets declined in value by $43.0 million during 2008. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $13.6 million at December 31, 2008.

During the years ended December 31, 2008 and December 31, 2007, we contributed $3.3 million and $13.5 million, respectively, to our post-retirement benefit plans. In 2009, we estimate that mandatory funding obligations will be approximately $3 million for all of our post-retirement plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we have no mandatory funding obligation in 2009. However, we estimate that mandatory funding for this plan will be approximately $20 million in 2010 and $30 million in 2011 unless legislative relief is granted.

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

As of December 31, 2008, we and our subsidiaries had approximately $374.9 million of indebtedness (excluding trade payables and intercompany indebtedness), consisting primarily of our Senior Discount Notes and the Koppers Inc.’s Senior Secured Notes.

The degree to which we are leveraged could have important consequences, including the following:

¡

our ability to satisfy our obligations under our debt could be affected and any failure to comply with the requirements, including financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing such indebtedness;

Koppers Holdings Inc.    2008 Annual Report

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

Koppers Inc.’s revolving credit facility and the indentures governing our Senior Discount Notes and Koppers Inc.’s Senior Secured Notes contain a number of significant covenants in addition to covenants restricting the incurrence of additional debt. Among other things these covenants limit our ability to

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

In addition, Koppers Inc.’s revolving credit facility contains other and more restrictive covenants. Additionally, it requires us to maintain certain financial ratios and satisfy certain financial condition tests and require us to take action to reduce our debt or take some other action to comply with them.

These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under Koppers Inc.’s revolving credit facility and the indentures governing our Senior Discount Notes and Koppers Inc.’s Senior Secured Notes impose on us.

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

As of January 31, 2009, there were 20,428,727 shares of our common stock outstanding. Future sales, or the perception or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

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

Koppers Holdings Inc.    2008 Annual Report

You may not receive dividends because our board of directors could, in its discretion, depart from or change our dividend policy at any time, because of restrictions in our debt agreements or because of restrictions imposed by Pennsylvania law.

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke the dividend policy or discontinue entirely the payment of dividends. Our board of directors could depart from or change our dividend policy, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return or if we failed to reach a sufficient level of profitability. In addition, if we do not pay dividends, for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline. The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s revolving credit facility. Our ability to pay dividends is limited by the indentures governing our and Koppers Inc.’s outstanding notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal fixed assets consist of our production, treatment, and storage facilities and our transportation and plant vehicles. Our production facilities consist of 12 Carbon Materials & Chemicals facilities and 16 Railroad & Utility Products facilities. As of December 31, 2008, the net book value of vehicles, machinery and equipment represented approximately 19 percent of our total assets, as reflected in our consolidated balance sheet. Generally, our production facilities are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year. The following chart sets forth information regarding our production facilities:

Primary Product Line	Location	Description of Property Interest
Carbon Materials & Chemicals
Carbon Pitch	Clairton, Pennsylvania	Owned
Carbon Pitch	Follansbee, West Virginia	Owned
Carbon Pitch(a)	Hebei Province, China	Leased
Carbon Black	Kurnell, New South Wales, Australia	Leased
Carbon Pitch	Longview, Washington	Leased
Carbon Pitch	Mayfield, New South Wales, Australia	Owned
Carbon Pitch	Nyborg, Denmark	Owned/Leased
Carbon Pitch	Port Clarence, United Kingdom	Owned
Carbon Pitch	Portland, Oregon	Leased
Carbon Pitch	Scunthorpe, United Kingdom	Owned
Carbon Pitch, Phthalic Anhydride	Stickney, Illinois	Owned
Carbon Pitch	Tangshan, China	Leased

Railroad & Utility Products
Utility Poles, Railroad Crossties	Bunbury, Western Australia, Australia	Owned/Leased
Utility Poles, Railroad Crossties	Denver, Colorado	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	Owned
Utility Poles	Gainesville, Florida	Owned
Railroad Crossties	Galesburg, Illinois	Leased
Utility Poles	Grafton, New South Wales, Australia	Owned
Railroad Crossties	Green Spring, West Virginia	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	Owned
Railroad Crossties	Guthrie, Kentucky	Owned
Utility Poles	Longford, Tasmania	Owned
Railroad Crossties	Muncy, Pennsylvania	Owned
Railroad Crossties	North Little Rock, Arkansas	Owned
Concrete Crossties(b)	Portsmouth, Ohio	Owned
Railroad Crossties	Roanoke, Virginia	Owned
Railroad Crossties	Somerville, Texas	Owned
Pine Products	Takura, Queensland, Australia	Leased

(a)	Ownership percentage is 30 percent.
(b)	Ownership percentage is 50 percent.

Our corporate offices are located in approximately 60,000 square feet of leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2010.

Koppers Holdings Inc.    2008 Annual Report

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and various proceedings relating to environmental laws and regulations, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 19 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 4, 2009. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	62	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	52	Vice President, European Operations, Koppers Inc.
Donald E. Evans	43	Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals, Koppers Inc.
Kevin J. Fitzgerald	56	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Robert J. Howard	53	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	48	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	53	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	54	Vice President and General Manager, Railroad Products & Services, Koppers Inc.
Michael J. Mancione	42	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Mark R. McCormack	49	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	48	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
Louann E. Tronsberg-Deihle	45	Treasurer, Koppers Holdings Inc. and Koppers Inc.

Mr. Turner was elected President and Chief Executive Officer in, and has been our director since, November 2004. He has been President and Chief Executive Officer and director of Koppers Inc. since February 1998.

Mr. Dietz was elected Vice President, European Operations of Koppers Inc., in November 2006 effective January 2007. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Operations Manager, Carbon Materials & Chemicals of Koppers Inc., beginning in March 1999.

Mr. Evans was elected Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals of Koppers Inc. in February 2007. From October 2004 through December 2006, Mr. Evans was Vice President for Advanced Recycling Systems (industrial equipment manufacturing). From July 1998 through September 2004, Mr. Evans had been Manager, Business Development & Strategic Planning, Carbon Materials & Chemicals of Koppers Inc.

Mr. Fitzgerald was elected Senior Vice President, Global Carbon Materials & Chemicals of Koppers Inc. in November 2006. Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials & Chemicals of Koppers Inc. in March 1998.

Mr. Howard was elected Vice President, Human Resources of Koppers Inc. in February 2009. In September 2006, Mr. Howard was appointed Vice President, Human Resources. Prior to joining Koppers Inc., Mr. Howard was Vice President, Human Resources and Administration of L.B. Foster Company Inc. (rail and piling supply and precast products) since May 2002.

Ms. Hyde was elected Vice President, Safety and Environmental Affairs of Koppers Inc. in January 2005. Prior to that date, Ms. Hyde held the position of Manager, Environmental Department of Koppers Inc. since 1999.

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

Mr. Loadman was elected Vice President and General Manager, Railroad Products & Services of Koppers Inc. in November 1994.

Mr. Mancione was elected Vice President, Carbon Materials & Chemicals, North America of Koppers Inc. in November 2006. Mr. Mancione was Manager, Marketing and Sales, Carbon Materials & Distillates of Koppers Inc., beginning in November 2004, and prior to that, was Operations Manager, Railroad Products & Services of Koppers Inc. beginning in 2002.

Mr. McCormack was elected Vice President, Australian Operations of Koppers Inc. in November 2006. Mr. McCormack had been elected Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals of Koppers Inc. in February 2002.

Mr. McCurrie was elected Vice President and Chief Financial Officer in November 2004 and has been Vice President and Chief Financial Officer of Koppers Inc. since October 2003. Mr. McCurrie is a certified public accountant.

Ms. Tronsberg-Deihle was elected Treasurer of Koppers Holdings Inc. and Koppers Inc. in August 2008. In July 2008, Ms. Tronsberg-Deihle was appointed as our Treasurer. Ms. Tronsberg-Deihle was the Assistant Treasurer and Risk Manager of WESCO Distribution Inc. (global provider of services and procurement solutions) from 1995 to June 2008.

Koppers Holdings Inc.    2008 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”. Prior to the initial public offering in February 2006, there was no established trading market for our common stock.

The number of registered holders of Koppers common shares at January 31, 2009 was 98.

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

The indentures governing our senior discount notes and Koppers Inc.’s senior secured notes also restrict our ability to pay dividends. Our ability to pay dividends and to make other restricted payments, such as repurchasing any of our capital stock, repurchasing, redeeming or defeasing any of our obligations that are subordinate to the senior secured notes and the senior discount notes or making any investment (subject to certain exceptions), is governed by a formula based on 50 percent of our consolidated net income. In addition, as a condition to making such payments based on such formula, we must have an EBITDA (as defined in the indentures) to consolidated interest expense ratio of at least 2.0 to 1.0. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s senior secured notes permits an aggregate of $7.5 million, and the indenture governing our senior discount notes permits an aggregate of $12.5 million, of such payments to be made whether or not there is availability under the formula or conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture. At December 31, 2008, we had $153.7 million of capacity pursuant to the general formula for the restricted payments covenant under the senior discount notes indenture, which we refer to as the buildup amount, and $124.8 million of capacity pursuant to the buildup amount under the senior secured notes indenture. The buildup amount will increase or decrease depending upon, among other things, our cumulative consolidated net income, the net proceeds of the sale of capital stock and the amount of restricted payments we may make from time to time, including, among other things, the payment of cash dividends. In addition, after November 15, 2009, we will be required to pay cash interest on our senior discount notes, which will decrease our cash available to pay dividends.

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

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	264,919	$13.42	1,845,677

2004 Restricted Stock Unit Plan

Restricted stock units may be granted under our 2004 Restricted Stock Unit Plan. Non-vested restricted stock units do not have voting rights nor are they entitled to receive dividends.

2005 Long Term Incentive Plan

In December 2005, we adopted our 2005 Long Term Incentive Plan. The 2005 Long Term Incentive Plan permits various types of long-term incentive awards to be made, including stock options, stock appreciation rights, restricted stock/restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards.

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2008:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	19,768	$41.41	19,768	—	(1)
November 1 – November 30	24,922	$23.79	—	—	(2)
December 1 – December 31	—	$—	—	—

(1)	On February 6, 2008, the board of directors approved a common stock repurchase program which was announced on February 20, 2008. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The total amount remaining under the program totals $54.3 million at December 31, 2008. The timing and amount of such purchases will be determined by us based on a number of factors including the market price of our common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. The program is scheduled to expire in February 2010.

(2)	Under the terms of the Company’s 2004 Restricted Stock Unit Plan, restricted stock units granted in 2004 vested ratably each year through 2008. Upon the vesting of a portion of these restricted stock units, each employee who holds these restricted stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

Koppers Holdings Inc.    2008 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2008. The selected historical consolidated financial data for each of the five years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2008	2007	2006	2005	2004
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,364.8	$1,255.6	$1,044.2	$913.4	$854.3
Depreciation and amortization	30.0	29.5	29.6	28.4	29.0
Operating profit	129.6	125.1	79.0	69.0	54.0
Interest expense	40.8	45.9	61.3	51.7	38.2
Income from continuing operations	47.7	47.8	7.4	7.9	5.4
Income from discontinued operations(1)(2)	4.4	8.8	7.8	2.0	4.2
Gain on sale of Koppers Arch(1)(2)	—	6.7	—	—	—
Gain on sale of Monessen(2)	85.9	—	—	—	—
Net income(3)	138.0	63.3	15.2	9.9	9.6
Net income applicable to common shares	138.0	63.3	15.2	9.9	9.6
Earnings (Loss) Per Common Share Data:(4)(5)
Basic – continuing operations	$2.31	$2.30	$0.39	$(7.28)	$(24.57)
Diluted – continuing operations	2.30	2.29	0.36	(7.28)	(24.57)
Weighted average common shares outstanding (in thousands):(5)
Basic	20,651	20,768	19,190	2,907	2,932
Diluted	20,767	20,874	20,104	2,907	2,932
Balance Sheet Data:
Cash and cash equivalents(6)	$63.1	$14.4	$21.3	$26.1	$41.8
Total assets	661.1	669.3	649.4	551.8	583.6
Total debt	374.9	440.2	475.9	517.2	512.8
Other Data:
Capital expenditures:(7)	$36.7	$23.2	$27.5	$21.1	$19.1
Cash dividends declared per common share(5)	$0.88	$0.68	$1.30	$3.19	$8.51
Cash dividends declared per preferred share	—	—	—	12.68	33.85

(1)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(2)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”). Monessen’s results of operations have been classified as a discontinued operation for all periods presented.

(3)	In connection with our initial public offering in February 2006, costs totaling $17.4 million were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).

(4)	Prior to the conversion of the senior convertible preferred stock into shares of common stock in connection with our initial public offering in February 2006, earnings per share were calculated in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, after giving effect to the 3.9799-for-one stock split.

(5)	Cash dividends declared per common share, earnings per common share and weighted average common shares outstanding give effect to a 3.9799-for-one stock split in January 2006.

(6)	Includes cash of discontinued operations for periods prior to 2008.

(7)	Excludes capital expenditures by Koppers Arch, a discontinued operation, of $— million, $0.1 million, $0.8 million, $0.6 million and $1.0 million and by Koppers Monessen, a discontinued operation, of $0.4 million, $1.0 million, $0.2 million, $1.3 million and $1.1 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

Our CM&C business has entered into a number of strategic transactions during the last two years to expand and focus on its core business related to coal tar distillation and derived products. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established which is constructing and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. We hold a 30 percent investment in TKK which is expected to commence production in the second quarter of 2009. In November 2008, we completed a project to expand the capacity of our existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons.

On October 1, 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.4 million. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, were approximately $100.0 million. The Company recognized an after-tax gain of $85.9 million. Monessen is a metallurgical furnace coke facility. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Accordingly our financial statements and earnings per share have been restated for prior periods.

In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. for net cash proceeds of $14.3 million and recognized a gain from the sale, net of tax, of $6.7 million. Effective as of this date, Koppers Arch was classified as a discontinued operation in our statement of operations and earnings per share and our financial statements have been accordingly restated. Koppers Arch was a manufacturer of timber preservation chemicals.

Monessen and Koppers Arch were part of our Carbon Materials & Chemicals business segment.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts selling prices and margins for certain of our products including carbon black feedstocks and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; (v) low margins in the utility pole business; and (vi) changes in foreign exchange rates.

Our businesses and results of operations have been impacted by the downturn in the global economy in late 2008 and we expect that these negative trends will continue in 2009. Certain key end markets have experienced significant global reductions in demand that will negatively impact the demand for our products. In late 2008 and continuing into 2009 we have seen

Koppers Holdings Inc.    2008 Annual Report

significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, among others, that represent markets in which our products are consumed. We are watching these markets very closely and believe that there will be uncertainty regarding the levels of production going forward. Due to the nature of our end markets, we could see some level of demand improvement as government stimulus is introduced.

In recent months we have seen the temporary idling or closure of several aluminum smelters. We expect the trend of closing or reducing production at higher cost smelters to continue as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. As an example we have seen specific closures in North America and Europe that will negatively impact volumes in those geographic areas; at this time we can not predict if or when these idled smelters will return to production. However, we believe we are well positioned to supply the new Middle Eastern smelters due to our capacity expansions in China.

We expect to produce lower volumes in 2009 in many of our products which will impact the capacity utilization at our facilities. Lower throughput volumes combined with increasing pressure for price reductions has led us to review our capacity utilization and has resulted in production cutbacks at certain facilities, which will result in lower margins. If these trends continue, we may temporarily idle or permanently close facilities. Utility pole markets are expected to continue to remain competitive with resulting low margins. We will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and will reduce market share if warranted.

Several of our products, particularly carbon black feedstocks and phthalic anhydride, have end market pricing that is linked to benchmark oil indices. During the past few years we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 we saw significant price and profit declines for these products that we expect will continue in 2009.

The availability of a key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Most notably we have continued to see price increases in North America for coal tar due to lower availability and the pricing terms in our purchasing contracts. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs will result in margin dilution because only the increased cost of the raw material is passed on to the customer.

The North American railroad market has experienced better stability than our other end markets in recent months; however, continued negative economic trends could impact the demand for crossties from the short line railroads as well as the Class 1 railroads. Additionally, lumber availability and pricing were negatively impacted in 2008 by weather conditions as well as the depressed markets for furniture and hardwood flooring caused by the dramatic decline in the U.S. housing market. While weather conditions are difficult to predict, it is likely that housing will remain depressed during 2009 and may result in continued difficulties related to cost and availability for crossties.

Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Great Britain, Europe, Denmark and China. In late 2008 and continuing into 2009 we saw those trends begin to reverse. Exchange rates for currencies in Australia, Great Britain, Europe, Denmark, and to a lesser extent, China, have changed significantly and will negatively impact sales and profits in 2009 compared to 2008. In addition, we expect continued volatility in these exchange rates that could impact our ability to accurately predict future levels of sales and profits.

Seasonality and Effects of Weather on Operations

Our quarterly operating results fluctuate due to a variety of factors that are outside of our control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that we may experience material fluctuations in quarterly operating results. Historically, our operating results have been significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. We expect this seasonality trend to continue in future periods.

Results of Operations – Comparison of Years Ended December 31, 2008 and December 31, 2007

Consolidated Results

Net sales for the years ended December 31, 2008 and 2007 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$892.0	$776.1	+15%
Railroad & Utility Products	472.8	479.5	-1%

	$1,364.8	$1,255.6	+9%

CM&C net sales increased by $115.9 million or 15 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+4%	+2%	+1%	+7%
Distillates(b)	+3%	+1%	—%	+4%
Coal Tar Chemicals(c)	+1%	-2%	—%	-1%
Other(d)	+2%	+3%	—%	+5%

Total CM&C	+10%	+4%	+1%	+15%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased in the U.S. and China as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume was realized primarily in Australia and Europe totaling three percent and was partially offset by decreases in China of one percent.

Distillate pricing improved due to price increases in carbon black feedstock prices in Europe and creosote prices in the U.S. totaling three percent. The increase in carbon black feedstock pricing is consistent with higher average worldwide oil prices during the year. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. totaling one percent.

For coal tar chemicals, increases in phthalic anhydride prices of one percent were partially offset by lower naphthalene prices in Europe. The decrease in coal tar chemicals volumes is due primarily to lower phthalic anhydride volumes of one percent. With respect to other products, carbon black volumes, freight, specialty chemicals and other carbon products increased five percent as compared to the prior year and were partially offset by lower commercial roofing sales. Carbon black prices experienced an increase of one percent as compared to the prior year.

In the fourth quarter of 2008, we began to experience negative pricing and volume trends due to lower commodity prices and global economic issues for most of the products listed above. We expect these trends to impact sales volumes and margins into 2009.

Koppers Holdings Inc.    2008 Annual Report

R&UP net sales decreased by $6.7 million or one percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	+2%	–3%	-1%
TSO Crossties(b)	+2%	–1%	+1%
Distribution Poles	+1%	–1%	—%
Other(c)	+3%	–4%	-1%

Total R&UP	+8%	-9%	-1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales were negatively impacted by volume decreases of untreated railroad crossties totaling four percent for the year ended December 31, 2008 due to capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties pricing increased by one percent for the year ended December 31, 2008 as raw material price increases were passed on to customers. The price increase in other products is due primarily to higher creosote prices and transmission pole prices totaling two percent. The lower volumes in other products is due primarily to lower sales of untreated lumber products.

Cost of sales as a percentage of net sales was 84 percent for the year ended December 31, 2008 as compared to 82 percent for the year ended December 31, 2007. Overall, cost of sales increased by $111.1 million when compared to the prior year period due primarily to higher raw material costs.

Depreciation and amortization for the year ended December 31, 2008 was $0.5 million higher when compared to the prior year period and included an impairment charge of $3.7 million related to our glycerine refining plant in the United Kingdom.

Selling, general and administrative expenses for the year ended December 31, 2008 were $6.9 million lower when compared to the prior year period due primarily to due diligence costs of $6.8 million incurred in 2007 related to a potential acquisition which was not consummated.

Interest expense for the year ended December 31, 2008 was $5.1 million lower when compared to the prior year period due primarily to lower average borrowings on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Monessen in October 2008.

Income taxes for the year ended December 31, 2008 were $12.6 million higher when compared to the prior year period due primarily to the increase in pretax income of $10.5 million and estimated taxes on unremitted European earnings for 2008. For the year ended December 31, 2007, all European earnings were considered to be permanently reinvested and did not attract U.S. taxation. Our effective income tax rate for the year ended December 31, 2008 was 46.2 percent as compared to the prior year period of 36.5 percent. The increase in the effective tax rate is due primarily to the U.S. taxation of European earnings in 2008.

Gain on sale of Monessen for the year ended December 31, 2008 represents the gain, net of tax expense, from the sale of our 95 percent interest in Monessen to ArcelorMittal S.A. on October 1, 2008. Effective as of this date, Monessen was classified as a discontinued operation in our statement of operations.

Segment Results

Segment operating profit for the years ended December 31, 2008 and 2007 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$107.9	$84.3	+28%
Railroad & Utility Products	24.0	42.8	-44%
Corporate	(2.3)	(2.0)	+15%

	$129.6	$125.1	+4%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	12.1%	10.9%	+1.2%
Railroad & Utility Products	5.1%	8.9%	-3.8%

	9.5%	10.0%	-0.5%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2008 and 2007 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$398.6	$357.8	+11%
Europe	259.4	226.3	+15%
Australia	167.4	132.6	+26%
China	77.7	70.2	+11%
Intrasegment	(11.1)	(10.8)	+3%

	$892.0	$776.1	+15%

Operating profit:
North America	$56.1	$43.7	+28%
Europe	25.8	15.1	+71%
Australia	26.1	18.8	+39%
China	(0.1)	6.7	-101%

	$107.9	$84.3	+28%

North American CM&C sales increased by $40.8 million due primarily to higher prices for carbon pitch, creosote and phthalic anhydride totaling $43.0 million and higher volumes of creosote and refined tar totaling $10.4 million. Lower volumes of phthalic anhydride of $10.9 million partially offset these increases. Operating profit as a percentage of net sales increased to 14.1 percent from 12.2 percent for the prior period.

European CM&C sales increased by $33.1 million due primarily to higher volumes of carbon pitch, benzole and specialty chemicals totaling $14.2 million and higher prices for carbon black feedstock and benzole totaling $18.0 million. Operating profit as a percentage of net sales increased to 9.9 percent from 6.7 percent as a result of higher carbon pitch volumes and higher pricing for carbon black feedstock as a result of higher average petroleum prices.

Australian CM&C sales increased by $34.8 million due primarily to higher volumes for carbon pitch and carbon black which totaled $18.2 million. The increase in volume for carbon black is a result of the plant expansion project at the Company’s

Koppers Holdings Inc.    2008 Annual Report

carbon black plant becoming fully operational. Increases in carbon black prices contributed higher sales of $11.2 million. Operating profit as a percentage of net sales was 15.6 percent for the as compared to 14.2 percent for the prior period.

Chinese CM&C sales increased by $7.5 million due primarily to higher volumes of carbon pitch and other products, principally distillates, totaling $10.9 million, partially offset by lower carbon pitch volumes of $5.5 million. Currency exchange rate changes contributed $6.3 million to increased sales. Operating profit as a percentage of net sales was breakeven as compared to 9.5 percent for the prior period. The decrease in operating margin is due primarily to inventory lower of cost of market writedowns and investment in sales and administrative functions in China.

CM&C operating profit margins for all geographical regions have trended downward in the fourth quarter of 2008 as the impact of the global economic recession reduced margins. This trend is expected to continue into 2009.

Railroad & Utility Products operating profit for the twelve months ended December 31, 2008 decreased by $18.8 million as compared to the prior period primarily as a result of lower sales of untreated railroad crossties and TSO crossties and lower operating profit margins. Operating profit as a percentage of net sales decreased to 5.1 percent from 8.9 percent between periods due to lower production and procurement levels for railroad crossties and the increased operating costs due to a boiler outage at one of the Company’s wood treatment plants and the unplanned outage of an electricity cogeneration unit at another of the Company’s wood treatment plants.

Results of Operations – Comparison of Years Ended December 31, 2007 and December 31, 2006

Consolidated Results

Net sales for the years ended December 31, 2007 and 2006 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2007	2006
(Dollars in millions)
Carbon Materials & Chemicals	$776.1	$610.6	+27%
Railroad & Utility Products	479.5	433.6	+11%

	$1,255.6	$1,044.2	+20%

CM&C net sales increased by $165.5 million or 27 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+9%	+5%	+2%	+16%
Distillates(b)	+1%	+2%	+1%	+4%
Coal Tar Chemicals(c)	+1%	+2%	+1%	+4%
Other(d)	—%	+1%	+2%	+3%

Total CM&C	+11%	+10%	+6%	+27%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

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

For coal tar chemicals, increases in worldwide naphthalene prices and U.S. phthalic anhydride prices resulted in a sales increase totaling one percent. Volume increases from naphthalene sales contributed to an increase of two percent. Changes in foreign exchange rates between the U.S. dollar and Australian and European currencies resulted in higher sales of six percent across all product lines.

R&UP net sales increased by $45.9 million or 11 percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	—%	—%	+2%
TSO Crossties(b)	+1%	+1%	—%	+2%
Distribution Poles	+2%	—%	+1%	+3%
Other(c)	+5%	-1%	—%	+4%

Total R&UP	+10%	—%	+1%	+11%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

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

Cost of sales as a percentage of net sales was 82 percent for the year ended December 31, 2007 as compared to 84 percent for the year ended December 31, 2006. Overall, cost of sales increased by $155.5 million when compared to the prior year period due primarily to higher raw material volumes from the Reilly acquisition, higher raw material costs and foreign exchange.

Depreciation and amortization for the year ended December 31, 2007 was $0.1 million lower when compared to the prior year period.

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

Income taxes for the year ended December 31, 2007 were $19.4 million higher when compared to the prior year period due primarily to the increase in pretax income of $60.9 million. Our effective income tax rate for the year ended December 31, 2007 was 36.5 percent as compared to the prior year period of 51.6 percent. The decrease in the effective tax rate is due primarily to the smaller impact (in proportion to pretax book income) from foreign earnings and permanent items.

Gain on sale of Koppers Arch for the year ended December 31, 2007 represents the gain, net of tax expense, from the sale of our 51 percent interest in Koppers Arch to Arch Chemicals on July 5, 2007. Effective as of this date, Koppers Arch was classified as a discontinued operation in our statement of operations.

Koppers Holdings Inc.    2008 Annual Report

Segment Results

Segment operating profit for the years ended December 31, 2007 and 2006 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2007	2006
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$84.3	$56.3	+50%
Railroad & Utility Products	42.8	23.9	+79%
Corporate	(2.0)	(1.2)	+67%

	$125.1	$79.0	+58%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	10.9%	9.2%	+1.7%
Railroad & Utility Products	8.9%	5.5%	+3.4%

	10.0%	7.6%	+2.4%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2007 and 2006 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2007	2006
(Dollars in millions)
Net sales:
North America	$357.8	$283.9	+26%
Europe	226.3	180.6	+25%
Australia	132.6	119.8	+11%
China	70.2	46.4	+51%
Intrasegment	(10.8)	(20.1)	-46%

	$776.1	$610.6	+27%

Operating profit:
North America	$43.7	$28.2	+55%
Europe	15.1	10.6	+42%
Australia	18.8	12.8	+47%
China	6.7	4.7	+43%

	$84.3	$56.3	+50%

North American CM&C sales increased $73.9 million due primarily to improved prices for carbon pitch, refined tar and creosote of $39.5 million. In addition, incremental volumes of carbon pitch, refined tar and creosote sales related to sales contracts assumed in the Reilly acquisition contributed increased sales of $23.0 million. Operating profit as a percentage of net sales increased to 12.2 percent from 9.9 percent between periods reflecting an increase in pricing for carbon materials, creosote and phthalic anhydride due primarily to higher raw material costs and realized operating efficiencies related to the Reilly acquisition. Operating profit for 2007 and 2006 includes charges of $6.8 million and $1.5 million related to due diligence fees and the termination fee for the Saratoga advisory services contract, respectively.

European CM&C sales increased $45.7 million due primarily to higher prices for naphthalene and carbon pitch totaling $14.2 million and higher volumes of naphthalene and carbon black feedstock totaling $9.7 million. In addition, changes in foreign exchange rates contributed $17.5 million of increased sales. Operating profit as a percentage of net sales increased slightly to 6.7 percent from 5.9 percent between periods.

Australian and Chinese CM&C sales increased a combined $36.6 million due primarily to higher prices for carbon pitch and naphthalene totaling $9.2 million and higher volumes for carbon pitch, naphthalene and carbon black feedstock totaling $15.4 million. In addition, changes in foreign exchange rates contributed $17.1 million of increased sales. Combined operating profit as a percentage of net sales increased to 12.6 percent from 10.5 percent between periods reflecting an increase in pricing for carbon pitch, naphthalene and carbon black feedstock due primarily to higher raw material costs.

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

Cash Flow

Net cash provided by operating activities was $51.9 million for the year ended December 31, 2008 as compared to net cash provided by operating activities of $66.1 million for the year ended December 31, 2007. Net cash provided by operating activities for 2008 includes income taxes paid in connection with the Monessen transaction of approximately $50 million. Excluding this amount, net cash flow from operating activities increased by approximately $36 million between periods due to improved working capital and lower interest payments.

Net cash provided by operating activities was $66.1 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $28.9 million for the year ended December 31, 2006. The cash flow for the prior period included payments associated with the initial public offering totaling $14.2 million for call premiums on the Senior Secured Notes, bond consent fees and the buyout of the Saratoga advisory services contract in addition to the payment of a legal settlement totaling $2.6 million. Excluding these amounts, net cash flow from operating activities increased by $20.4 million between periods due to improved net income partially offset by increased working capital requirements.

Net cash provided by investing activities was $120.7 million for the year ended December 31, 2008 as compared to net cash used in investing activities of $16.5 million for the year ended December 31, 2007. Net cash proceeds from divestitures and asset sales primarily represent the net cash proceeds from the sale of Monessen. Increased capital spending in 2008 primarily related to our plant expansion in China and increased environmental improvement spending at our U.S. wood treating plants. Acquisition expenditures in 2008 of $2.9 million relate to capital contributions to Tangshan Koppers Kailuan Carbon Chemical Company Limited, our 30 percent-owned coal tar distillation joint venture in China.

Net cash used in investing activities was $16.5 million for the year ended December 31, 2007 as compared to $71.2 million for the year ended December 31, 2006 which included $45.1 million for the Reilly acquisition. Acquisition expenditures in 2007 of $4.1 million relate to deferred purchase price payments for Lambson Speciality Chemicals Limited, which was acquired in 2006 and capital contributions to Tangshan Koppers Kailuan Carbon Chemical Company Limited, our 30 percent-owned coal tar distillation joint venture in China. Net cash proceeds from divestitures and asset sales of $11.9 million in 2007 primarily represents the cash proceeds, net of cash transferred to the acquirer, of Koppers Arch.

Net cash used in financing activities was $123.1 million for the year ended December 31, 2008 as compared to net cash used in financing activities of $58.6 million for the year ended December 31, 2007. Net repayments of debt totaled $83.3 million in the year ended December 31, 2008, as a result of higher cash provided from the sale of Monessen and from operating activities (after adjustment for the cash taxes paid on Monessen). Repurchases of common stock under the Company’s common stock repurchase program totaled $20.7 million in 2008.

Net cash used by financing activities was $58.6 million for the year ended December 31, 2007 as compared to net cash provided by financing activities of $37.6 million for the year ended December 31, 2006. The cash flow for the prior period included the net proceeds from our initial public offering of $112.4 million partially offset by the redemption of the Senior Secured Notes of $101.7 million. Additionally, term loan borrowings of $50.0 million under Koppers Inc.’s senior secured credit facility were used to provide for the Reilly acquisition and payment of other amounts related to the initial public offering. Net repayments of debt totaled $44.8 million in the year ended December 31, 2007, as a result of higher cash provided by operating activities and the proceeds from the sale of Koppers Arch.

Koppers Holdings Inc.    2008 Annual Report

Dividends paid were $17.2 million in the year ended December 31, 2008 as compared to dividends paid of $14.1 million for the year ended December 31, 2007. Dividends paid in the year ended December 31, 2008 reflect a quarterly dividend rate of 22 cents per common share. Dividends paid in the year ended December 31, 2006 include a special dividend declared prior to our initial public offering of 69 cents per common share.

On February 4, 2009, our board of directors declared a quarterly dividend of 22 cents per common share, payable on April 1, 2009 to shareholders of record as of February 17, 2009.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet our financial obligations, including payments of principal, interest and other amounts on the 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”). The terms of Koppers Inc.’s revolving credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50 percent of consolidated net income, among other things. Cash equity contributions from the sale of Koppers Holdings’ common stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the revolving credit facility.

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally, the revolving credit facility requires compliance with all financial covenants and availability of at least $35.0 million and leverage ratio less than 2.0 times under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of December 31, 2008, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $153.7 million. As of December 31, 2008, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $124.8 million.

Liquidity

The Koppers Inc. revolving credit facility agreement, as amended and restated, provides for a revolving credit facility of up to $300.0 million at variable rates. The revolving credit facility replaced the Senior Secured Revolving Credit Facility on October 31, 2008. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2008, the Company had $283.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2008, $17.0 million of commitments were utilized by outstanding letters of credit.

The following table summarizes Koppers estimated liquidity as of December 31, 2008 (dollars in millions):

Cash and cash equivalents	$63.1
Amount available under revolving credit facility	283.0
Amount available under other credit facilities	6.6

Total estimated liquidity	$352.7

Our estimated liquidity was $116.3 million at December 31, 2007. The increase in estimated liquidity from that date is due primarily to an increase in availability under the new revolving credit facility and the increase in cash as a result of the Monessen transaction.

As of December 31, 2008, we had $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2007.

In February 2008, our board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by us based on a number of factors including the market price of our common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. During 2008, the Company repurchased $20.7 million of common stock under the program.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2009, excluding acquisitions, are expected to total approximately $23 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Monessen and Koppers Arch for the three years ended December 31, 2008 have not been restated in the consolidated statement of cash flows. Excluding cash proceeds from the sales of Monessen and Koppers Arch, the net cash inflows (outflows) of discontinued operations totaled $0.7 million, $(1.9) million and $(0.4) million for the years ended December 31, 2008, 2007 and 2006, respectively.

With respect to the Monessen sale, in February 2009 the acquirer filed a notice of objection in connection with the determination of certain assumed liabilities and has requested an adjustment to the purchase price of approximately $2.0 million. Based upon the nature of the objections cited by the acquirer, at this time, we do not believe that the purchase price should be adjusted and accordingly, we have not provided for any adjustment to the purchase price as of December 31, 2008.

In connection with the sale of our 51 percent interest in Koppers Arch, we have provided an indemnity to the buyer for our share of liabilities, if any, arising from certain litigation and claims existing at July 5, 2007. Our financial exposure pursuant to this indemnity is capped at a monetary limit and is subject to time limitations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2008. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Later years
(in millions)
Long-term debt (including swap and accretion)	$390.8	$—	$—	$187.8	$203.0
Interest on debt	188.2	20.7	76.8	73.0	17.7
Operating and capital leases	105.3	33.9	47.1	21.7	2.6
Purchase commitments(1)	1,060.2	244.7	302.6	192.4	320.5

Total contractual cash obligations	$1,744.5	$299.3	$426.5	$474.9	$543.8

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $3 million in 2009. Although asset values in our pension plan trusts declined significantly in 2008, under current law we do not expect to be required to make mandatory contributions in 2009 to our U.S. qualified defined benefit plan, our largest defined benefit plan. However, without legislative relief, we estimate that mandatory funding for this plan will be approximately $20 million in 2010 and $30 million in 2011. Estimated funding

Koppers Holdings Inc.    2008 Annual Report

obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 16 of the Consolidated Financial Statements.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2008. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Later years
(in millions)
Lines of credit (unused)	$289.6	$6.6	$—	$283.0	$—
Standby letters of credit	14.7	14.7	—	—	—

Total other commercial commitments	$304.3	$21.3	$—	$283.0	$—

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2008 was 3.2.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at December 31, 2008 was 0.84.

¡

The domestic interest coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 3.0. The domestic interest coverage ratio at December 31, 2008 was 6.7.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2008, Koppers Inc. had $185.9 million outstanding of Senior Secured Notes (excluding adjustment for a related interest rate swap) and Koppers Holdings had $186.6 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

Other Matters

Interest Rate Swap

In January 2004, Koppers Inc. entered into an interest rate swap agreement for $50.0 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9  7/8 percent and pay floating six-month LIBOR rates plus a spread of 5.395 percent with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the years ended December 31, 2008, 2007 and 2006 was to increase (decrease) interest expense by $(0.3) million, $0.5 million and $0.3 million, respectively. The fair value of the swap agreement at December 31, 2008 was an asset of approximately $1.9 million.

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2008, 2007 and 2006, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $(29.1) million, $11.0 million and $10.3 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $1.8 million, $0.4 million and $(0.8) million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Inventories. In the United States, CM&C and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 63 percent and 53 percent of the FIFO inventory value at December 31, 2008 and 2007, respectively.

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

Deferred Tax Assets. At December 31, 2008 our balance sheet included $83.0 million of deferred tax assets. We have determined that a valuation allowance of $4.2 million is required for these deferred tax assets, based on future earnings

Koppers Holdings Inc.    2008 Annual Report

projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2008 and 2007. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004, we also entered into an interest rate swap arrangement with respect to notional $50.0 million of the Senior Secured Notes. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.) The fair market value of the interest rate swap was an asset of $1.9 million at December 31, 2008.

At December 31, 2008 we had $323.0 million of fixed rate debt and $50.0 million of variable rate debt, and at December 31, 2007, we had $337.8 million of fixed rate debt and $102.9 million of variable rate debt (for both years, including the swap). Our ratio of variable rate debt to fixed rate debt at December 31, 2008, including the interest rate swap referred to above, was approximately 13 percent, reflecting a decrease in the ratio from 23 percent in the previous period due to the decrease in variable rate borrowings under our senior secured credit facility. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2008 and 2007 would have increased the unrealized fair market value of the fixed rate debt by approximately $19.4 million and $20.3 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.5 million, holding other variables constant. With respect to the interest rate swap, a ten percent decrease in interest rates at December 31, 2008 would have increased the unrealized fair market value of the interest rate swap by approximately $0.2 million to an asset of $2.1 million. A ten percent increase in interest rates at December 31, 2008 would have decreased the unrealized fair market value of the interest rate swap by approximately $0.2 million to an asset of $1.7 million.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2008 and 2007, would be reductions of approximately $3.7 million and $2.5 million, respectively.

Koppers Holdings Inc.    2008 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2008. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 46.

February 18, 2009

/s/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/s/    BRIAN H. MCCURRIE

Brian H. McCurrie

Vice President and Chief Financial Officer

Koppers Holdings Inc.    2008 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective December 31, 2006, Koppers Holdings Inc. and subsidiaries adopted the funded status recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106 and 132(R). As discussed in Notes 8 and 16, respectively, to the consolidated financial statements, effective January 1, 2007, Koppers Holdings Inc. and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 of Koppers Holdings Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 18, 2009

Koppers Holdings Inc.    2008 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions, except share and per share amounts)
Net sales	$1,364.8	$1,255.6	$1,044.2
Cost of sales (excluding items below)	1,140.0	1,028.9	873.4
Depreciation and amortization	30.0	29.5	29.6
Selling, general and administrative expenses	65.2	72.1	62.2

Operating profit	129.6	125.1	79.0
Other income	1.2	0.3	0.9
Interest expense	40.8	45.9	61.3

Income before income taxes and minority interest	90.0	79.5	18.6
Income taxes	41.6	29.0	9.6
Minority interest	0.7	2.7	1.6

Income from continuing operations	47.7	47.8	7.4
Income from discontinued operations, net of tax benefit of $(3.0), $(2.8) and $(3.6)	4.4	8.8	7.8
Gain on sale of Koppers Arch, net of tax expense of $4.3	—	6.7	—
Gain on sale of Monessen, net of tax expense of $50.4	85.9	—	—

Net income	138.0	63.3	15.2

Earnings per common share:
Basic —
Continuing operations	$2.31	$2.30	$0.39
Discontinued operations	4.37	0.75	0.40

Earnings per basic common share	$6.68	$3.05	$0.79

Diluted —
Continuing operations	$2.30	$2.29	$0.36
Discontinued operations	4.35	0.74	0.39

Earnings per diluted common share	$6.65	$3.03	$0.75

Weighted average common shares outstanding (in thousands):
Basic	20,651	20,768	19,190
Diluted	20,767	20,874	20,104
Dividends declared per common share	$0.88	$0.68	$1.30

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Net income	$138.0	$63.3	$15.2
Changes in other comprehensive income (loss):
Currency translation adjustment	(29.1)	11.0	10.3
Minimum pension liability, net of tax of $–, $– and $3.3	—	—	5.0
Unrecognized pension transition asset, net of tax of $(0.1), $(0.2) and $–	(0.3)	(0.5)	—
Unrecognized pension prior service cost, net of tax of $(0.1), $(0.5) and $–	(0.1)	(0.7)	—
Unrecognized pension net gain (loss), net of tax of $(19.4), $5.7 and $–	(30.5)	9.3	—

Other comprehensive income (loss), net of tax	(60.0)	19.1	15.3

Comprehensive income	$78.0	$82.4	$30.5

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
(Dollars in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$63.1	$13.8
Short-term investments	1.7	2.1
Restricted cash	4.2	3.1
Accounts receivable, net of allowance of $0.5 and $0.2	112.1	140.0
Inventories, net	171.8	171.9
Deferred tax assets	2.6	18.5
Assets of discontinued operations held for sale	—	21.6
Other current assets	16.9	22.4

Total current assets	372.4	393.4
Equity in non-consolidated investments	6.0	4.2
Property, plant and equipment, net	144.8	145.2
Goodwill	58.4	62.5
Deferred tax assets	56.0	38.7
Other assets	23.5	25.3

Total assets	$661.1	$669.3

Liabilities
Current liabilities:
Accounts payable	$82.1	$103.6
Accrued liabilities	61.8	63.7
Dividends payable	4.5	3.5
Liabilities of discontinued operations held for sale	—	6.8
Short-term debt and current portion of long-term debt	0.2	21.3

Total current liabilities	148.6	198.9
Long-term debt	374.7	418.9
Accrued postretirement benefits	75.7	27.8
Other long-term liabilities	36.1	37.6

Total liabilities	635.1	683.2
Commitments and contingent liabilities (Note 19)
Minority interest	8.0	9.4
Stockholders’ Equity (Deficit)
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,097,443 and 20,971,456 shares issued	0.2	0.2
Additional paid-in capital	126.6	124.4
Receivable from Director for purchase of Common Stock	—	(0.6)
Retained deficit	(37.8)	(157.6)
Accumulated other comprehensive income (loss)	(47.4)	12.6
Treasury stock, at cost; 668,716 and 144,905 shares	(23.6)	(2.3)

Total stockholders’ equity (deficit)	18.0	(23.3)

Total liabilities and stockholders’ equity (deficit)	$661.1	$669.3

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2008 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$138.0	$63.3	$15.2
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	32.7	34.7	33.4
(Gain) loss on sale of assets	(141.7)	(11.1)	1.0
Deferred income taxes	13.0	3.0	(2.9)
Non-cash interest expense	17.1	15.6	16.3
Equity income of affiliated companies, net of dividends received	0.8	0.3	0.3
Change in other liabilities	—	(6.9)	(7.8)
Minority interest	0.7	1.1	2.4
Stock-based compensation	3.7	1.9	0.4
Other	1.6	0.4	5.4
(Increase) decrease in working capital:
Accounts receivable	18.9	(17.9)	(18.1)
Inventories	(15.1)	(28.6)	(21.7)
Accounts payable	(16.8)	16.2	18.5
Accrued liabilities and other working capital	(1.0)	(5.9)	(13.5)

Net cash provided by operating activities	51.9	66.1	28.9
Cash provided by (used in) investing activities:
Capital expenditures	(37.1)	(24.3)	(28.5)
Acquisitions	(2.9)	(4.1)	(45.1)
Net cash proceeds from divestitures and asset sales	160.7	11.9	2.4

Net cash provided by (used in) investing activities	120.7	(16.5)	(71.2)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	203.7	318.0	286.4
Repayments of revolving credit	(225.0)	(342.0)	(275.6)
Borrowings on long-term debt	—	—	53.1
Repayments on long-term debt	(62.0)	(20.8)	(120.2)
Issuances of Common Stock	0.6	—	121.8
Common Stock issuance costs	—	—	(9.6)
Repurchases of Common Stock	(21.3)	(0.9)	(0.4)
Excess tax benefit from employee stock plans	0.8	1.2	0.4
Payment of deferred financing costs	(2.7)	—	(1.0)
Dividends paid	(17.2)	(14.1)	(17.3)

Net cash provided by (used in) financing activities	(123.1)	(58.6)	37.6
Effect of exchange rates on cash	(0.8)	2.1	(0.1)

Net increase (decrease) in cash and cash equivalents	48.7	(6.9)	(4.8)
Add: Cash of assets held for sale at beginning of year	0.6	2.5	2.9
Less: Cash of assets held for sale at end of year	—	(0.6)	(2.5)
Cash and cash equivalents at beginning of year	13.8	18.8	23.2

Cash and cash equivalents at end of year	$63.1	$13.8	$18.8

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$22.0	$29.1	$43.7
Income taxes	74.0	25.0	8.4
Noncash investing and financing activities:
Acquisitions – liabilities assumed	$—	$—	$3.3
Capital leases	0.5	—	—

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning of year	$0.2	$0.2	$—
Initial public offering	—	—	0.2

Balance at end of year	$0.2	$0.2	$0.2

Additional paid-in capital
Balance at beginning of year	$124.4	$122.4	$10.4
Initial public offering	—	—	111.1
Employee stock plans	2.2	2.0	0.9

Balance at end of year	$126.6	$124.4	$122.4

Receivable from Director
Balance at beginning of year	$(0.6)	$(0.6)	$(0.6)
Repayment	0.6	—	—

Balance at end of year	$—	$(0.6)	$(0.6)

Retained deficit
Balance at beginning of year	$(157.6)	$(206.5)	$(200.7)
Net income	138.0	63.3	15.2
Common Stock dividends	(18.2)	(14.2)	(21.0)
Adoption of SFAS No. 158 and EITF 06-2	—	(0.2)	—

Balance at end of year	$(37.8)	$(157.6)	$(206.5)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	$26.6	$15.6	$5.3
Change in currency translation adjustment	(29.1)	11.0	10.3

Balance at end of year	(2.5)	26.6	15.6
Additional minimum pension liability:
Balance at beginning of year	—	—	(20.1)
Change in pension liability, net of tax	—	—	5.0
Adoption of SFAS No. 158, net of tax of $12.6	—	—	15.1

Balance at end of year	—	—	—
Unrecognized pension transition asset:
Balance at beginning of year	1.2	1.7	—
Change in unrecognized pension asset, net of tax	(0.3)	(0.5)	—
Adoption of SFAS No. 158, net of tax of $0.7	—	—	1.7

Balance at end of year	0.9	1.2	1.7
Unrecognized pension prior service cost:
Balance at beginning of year	(0.3)	0.4	—
Change in unrecognized pension prior service cost, net of tax	(0.1)	(0.7)	—
Adoption of SFAS No. 158, net of tax of $0.3	—	—	0.4

Balance at end of year	(0.4)	(0.3)	0.4
Unrecognized pension net loss:
Balance at beginning of year	(14.9)	(24.2)	—
Change in unrecognized pension net loss, net of tax	(30.5)	9.3	—
Adoption of SFAS No. 158, net of tax of $13.6	—	—	(24.2)

Balance at end of year	(45.4)	(14.9)	$(24.2)

Total balance at end of year	$(47.4)	$12.6	$(6.5)

Treasury stock
Balance at beginning of year	$(2.3)	$(1.4)	$(1.0)
Purchases	(21.3)	(0.9)	(0.4)

Balance at end of year	$(23.6)	$(2.3)	$(1.4)

Total stockholders’ equity (deficit) – end of year	$18.0	$(23.3)	$(92.4)

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2008 Annual Report

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Inc., formerly known as Koppers Industries, Inc., and its subsidiaries on a consolidated basis for periods up until November 18, 2004 and Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis for periods from and including November 18, 2004, when Koppers Holdings became the parent of Koppers Inc. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. as of December 31, 2008. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Koppers Holdings’ Senior Discount Notes due 2014. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Koppers Inc.’s Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. As of December 31, 2008 and 2007, dividends available to be declared based on covenant restrictions amounted to $153.7 million and $141.2 million, respectively.

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

Initial public offering – The Company completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock. Of such converted shares, 2,800,000 were sold by the Company’s shareholders in connection with the IPO and the related over-allotment option. The Company received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the senior secured credit agreement.

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are generally translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Currency translation gains released to income totaled $2.8 million for the year ended December 31, 2007 and related to the sale of Koppers Arch Investments Pty Limited and its subsidiaries.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $1.8 million, $0.4 million and $(0.8) million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of SEC Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2008, 2007 and 2006 amounted to $98.9 million, $111.1 million and $113.0 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.8 million in 2008, $2.8 million in 2007 and $2.5 million in 2006.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less.

Restricted cash – Restricted cash includes cash that is required to be held on deposit by a bank and is not available for immediate withdrawal.

Accounts receivable – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.5 million and $0.2 million as of December 31, 2008 and 2007, respectively.

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 63 percent and 53 percent of the FIFO inventory value at December 31, 2008 and 2007, respectively.

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

Koppers Holdings Inc.    2008 Annual Report

The Company periodically evaluates whether current facts and circumstances indicate that the carrying value of its depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices.

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2008 and 2007 and determined there was no impairment of goodwill.

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

Insurance – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2008 and 2007, the Company reversed $2.0 million and $1.7 million, respectively, of insurance loss reserves as a result of favorable loss trends related to self-insured claims. Such reversals increased operating profit in both periods. Insurance loss reserves accrued at December 31, 2008 and 2007 totaled $11.9 million at both dates.

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

During 2004, the Company entered into an interest rate swap agreement to convert the fixed rate on a portion ($50.0 million) of the Senior Secured Notes to a floating rate based on six-month LIBOR rates plus a specified spread. The swap agreement matures in October 2013 and requires semiannual cash settlements of interest paid or received. The differential between the interest paid or interest received from semi-annual settlements are recorded as an adjustment to interest expense. The effect of the swap for the year ended December 31, 2008 was a decrease in interest expense of approximately $0.3 million and for the years ended December 31, 2007 and 2006 was an increase in interest expense of approximately $0.5 million and $0.3 million, respectively. The swap hedges the Company’s exposure related to changes in interest rates on the fair value of the Company’s fixed rate debt. The swap is accounted for as a fair value hedge and has been determined to have no ineffectiveness as the critical terms of the swap are aligned with the hedged item. Any changes in the fair value of the swap are offset by an equal and opposite change in the fair value of the hedged item, therefore there is no net impact on reported earnings. Accordingly, the principal amount of the Senior Secured Notes subject to the interest rate swap is adjusted to fair value. The fair value of the swap agreement at December 31, 2008 was an asset of $1.9 million which is recorded in other assets in the balance sheet. The fair value of the swap agreement at December 31, 2007 was a liability of $0.5 million which is recorded in other long-term liabilities in the balance sheet.

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

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2008 and 2007:

	2008	2007
(Dollars in millions)
Asset retirement obligation at beginning of year	$18.1	$20.0
Accretion expense	1.6	1.6
Revision in estimated cash flows	0.3	3.6
Cash expenditures	(6.0)	(7.3)
Currency translation	(0.1)	0.2

Asset retirement obligation at end of year	$13.9	$18.1

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2008 and 2007:

	2008	2007
(Dollars in millions)
Deferred revenue at beginning of year	$8.2	$8.4
Deferred revenue for sales of extended warranties – current year	0.5	0.9
Revenue earned	(1.2)	(1.1)

Deferred revenue at end of year	$7.5	$8.2

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

Reclassifications – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of restricted cash from cash and cash equivalents of $3.1 million at December 31, 2007 and 2006.

3. New Accounting Guidance

In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 changes the classification of noncontrolling, or minority, interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity (deficit) rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense or benefit. The income statement will include separate disclosure of the attribution of income between controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited.

Koppers Holdings Inc.    2008 Annual Report

4. Accounting Changes

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

At December 31, 2008, the Company had an interest rate swap valued at $1.9 million and cash surrender values on insurance policies totaling $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

5. Business Dispositions and Plant Closures

Sale of Koppers Monessen Partners LP

On October 1, 2008, Koppers Inc. and a limited partner sold Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.4 million. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, were approximately $100.0 million. The Company recognized an after-tax gain of $85.9 million. Monessen is a metallurgical furnace coke facility that was 95 percent-owned by Koppers Inc. (which served as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Accordingly, the Company’s financial statements and earnings per share have been restated for prior periods. Monessen was part of the Carbon Materials & Chemicals business segment.

In February 2009, the acquirer filed a notice of objection in connection with the determination of certain assumed liabilities and has requested an adjustment to the purchase price of approximately $2.0 million. Based upon the nature of the objections cited by the acquirer, at this time, the Company does not believe that the purchase price should be adjusted and accordingly, no adjustment to the purchase price has been provided as of December 31, 2008.

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

Net sales and operating profit from discontinued operations for the three years ended December 31, 2008 consist of the following amounts:

	Years Ended December 31,
	2008	2007	2006
Net sales	$50.2	$99.4	$115.3
Operating profit	1.4	6.8	5.7
Diluted earnings per common share:
Income from discontinued operations	$0.21	$0.42	$0.39
Gain on sale of Koppers Arch	—	0.32	—
Gain on sale of Monessen	4.14	—	—

Earnings per common share – discontinued operations	$4.35	$0.74	$0.39

The following table summarizes the net assets held for disposal as of December 31, 2007:

December 31, 2007
(Dollars in millions)
Cash and cash equivalents	$0.6
Accounts receivable	8.0
Inventories, net	7.8
Property, plant and equipment, net	10.5
Deferred tax liabilities	(5.3)

Total assets of discontinued operations held for sale	$21.6

Accounts payable	$5.7
Accrued liabilities	1.1

Total liabilities of discontinued operations held for sale	$6.8

Other Plant Closing and Due Diligence Costs

In June 2006, the Company sold its specialty track products business and related assets located at the Company’s facility in Alorton, Illinois for cash of $1.9 million. The Company recorded a loss on disposal, before tax, of $1.6 million which was recorded as a component of cost of sales. For the year ended December 31, 2006, sales contributed by the business unit were $3.2 million and its operating loss, excluding the loss on disposal, was $(0.6) million. This facility was related to the Company’s Railroad & Utility Products segment.

In 2007, the Company expensed due diligence costs of $6.8 million related to a potential acquisition which was not consummated. The potential acquisition related to the Company’s Carbon Materials & Chemicals business.

6. Earnings and Dividends per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share. For this reason, the nonqualified stock options were not included in the computation of diluted earnings per share for year ended December 31, 2008 (totaling 97,305 shares) and December 31, 2007 (totaling 39,196 shares).

Koppers Holdings Inc.    2008 Annual Report

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Income from continuing operations	$47.7	$47.8	$7.4
Weighted average common shares outstanding:
Basic	20,651	20,768	19,190
Effect of dilutive securities	116	106	914

Diluted	20,767	20,874	20,104

Earnings per common share – continuing operations:
Basic earnings per common share	$2.31	$2.30	$0.39
Diluted earnings per common share	2.30	2.29	0.36

On February 4, 2009, the board of directors declared a quarterly dividend of 22 cents per common share, payable on April 1, 2009 to shareholders of record as of February 17, 2009.

7. Stock-based Compensation

In December 2005, the Company’s board of directors and shareholders adopted the 2005 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which we refer to collectively as the awards. Restricted stock units were also granted under a 2004 Restricted Stock Unit Plan which vested ratably over five years. All restricted stock units issued under this plan have vested by December 31, 2008.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) in 2007 and 2008. With respect to the 2007 grant, the restricted stock units will vest ratably each year over a period of three years for most participants, assuming continued employment. With respect to the 2008 grant, the restricted stock units will vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units granted in both years will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of December 31, 2008:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	64,400	96,600
2008 – 2010	—	46,774	70,161

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2008:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2008	136,443	68,450	204,893	$14.28
Granted	23,534	47,495	71,029	$39.99
Credited from dividends	493	1,030	1,523	$33.47
Vested	(105,681)	—	(105,681)	$4.61
Forfeited	(6,089)	(4,068)	(10,157)	$18.55

Nonvested December 31, 2008	48,700	112,907	161,607	$31.82

Also under the LTIP, the Company awarded in 2008 and 2007 nonqualified stock options to certain employee participants which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date. The stock options have a term of 10 years. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	60,200	$29.97
Granted	45,712	$39.99
Exercised	(806)	$29.97
Forfeited	(1,794)	$29.97

Outstanding at December 31, 2008	103,312	$34.40	8.70	$—

Exercisable at December 31, 2008	—	$—	—	$—

Koppers Holdings Inc.    2008 Annual Report

Total stock-based compensation expense recognized for the three years ended December 31, 2008 is as follows:

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.7	$1.9	$0.4
Less related income tax benefit	1.5	0.7	0.1

Decrease in net income	$2.2	$1.2	$0.3

Stock-based compensation for 2008 includes 19,500 shares issued under the LTIP to members of the board of directors in relation to annual director compensation. As of December 31, 2008, total future compensation expense related to non-vested stock-based compensation arrangements totaled $4.8 million and the weighted-average period over which this expense is expected to be recognized is approximately 22 months.

8. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in millions)
Current:
Federal	$13.2	$17.2	$4.6
State	0.8	0.3	—
Foreign	16.9	11.5	7.7

Total current tax provision	30.9	29.0	12.3
Deferred:
Federal	11.8	(0.1)	(3.0)
State	0.6	0.8	0.2
Foreign	(1.7)	(0.7)	0.1

Total deferred tax provision (benefit)	10.7	—	(2.7)

Total income tax provision	$41.6	$29.0	$9.6

Income before income taxes for 2008, 2007 and 2006 included $53.3 million, $37.1 million and $25.5 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.0	1.0	2.3
Taxes on foreign income	10.1	1.9	14.3
Domestic production activities deduction	(1.2)	(1.5)	(0.2)
Non-deductible fines and penalties	0.8	0.7	3.5
Deferred tax adjustments	—	(0.5)	—
Change in tax contingency reserves	1.0	0.4	(1.5)
Change in valuation allowance	—	—	—
Other	(0.5)	(0.5)	(1.8)

	46.2%	36.5%	51.6%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. For the year ended December 31, 2008, the Company provided deferred tax on current year unremitted earnings of its European subsidiaries. At December 31, 2008 consolidated retained earnings of the Company included approximately $44 million of undistributed earnings from these investments.

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60 percent-owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50 percent reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on the Company’s net income for the years ended December 31, 2008, 2007 and 2006 was approximately $0.4 million, $0.6 million and $0.3 million, respectively. The tax holiday expired on January 1, 2009.

Taxes Excluded from Net Income

The amount of income tax provision (benefit) included in comprehensive income but excluded from net income relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(19.6) million, $5.0 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The amount of income tax benefit included in stockholders’ equity (deficit) but excluded from net income relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $0.8 million, $1.2 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$29.9	$8.1
Accrued but unpaid interest	21.4	15.4
Reserves, including insurance and deferred revenue	14.0	14.6
Asset retirement obligations	5.0	6.4
Book/tax inventory accounting differences	4.1	4.3
Excess tax basis on Koppers Australia assets	3.0	4.4
Net operating loss benefit	2.5	5.7
Accrued vacation	2.0	3.0
Capital loss benefit	2.0	2.0
Alternative minimum tax credits	—	13.0
Other	3.3	1.4
Valuation allowance	(4.2)	(7.1)

Total deferred tax assets	83.0	71.2
Deferred tax liabilities:
Tax over book depreciation and amortization	14.3	10.7
Unremitted earnings of foreign subsidiaries	6.2	—
Partnership basis difference	—	5.7
Other	3.9	2.9

Total deferred tax liabilities	24.4	19.3

Net deferred tax assets	$58.6	$51.9

Koppers Holdings Inc.    2008 Annual Report

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $2.2 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no benefit. The Company has a state net operating loss benefit of $2.5 million, which will expire from 2009 to 2027.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As a result of the adoption of FIN 48, the Company did not recognize a material change in the liability for unrecognized tax benefits. As of December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$2.7	$2.1
Additions based on tax provisions related to the current year	0.5	0.7
Additions for tax provisions of prior years	1.1	0.3
Reductions as a result of a lapse of the applicable statute of limitations	(0.3)	(0.4)

Balance at end of year	$4.0	$2.7

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2008, 2007 and 2006, the Company recognized $0.3 million, $0.1 million and $0.1 million, respectively, in interest and penalties. As of December 31, 2008 and 2007, the Company had accrued approximately $0.7 million and $0.4 million, respectively, for interest and penalties.

9. Segment Information

The Company has two reportable segments: Carbon Materials & Chemicals and Railroad & Utility Products. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

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

Results of Segment Operations

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$892.0	$776.1	$610.6
Railroad & Utility Products	472.8	479.5	433.6

Total	$1,364.8	$1,255.6	$1,044.2

Intersegment revenues:
Carbon Materials & Chemicals	$72.4	$63.3	$49.9

Depreciation & amortization:
Carbon Materials & Chemicals	$22.7	$22.6	$21.8
Railroad & Utility Products	7.3	6.9	7.6
Corporate	—	—	0.2

Total	$30.0	$29.5	$29.6

Operating profit:
Carbon Materials & Chemicals	$107.9	$84.3	$56.3
Railroad & Utility Products	24.0	42.8	23.9
Corporate(a)	(2.3)	(2.0)	(1.2)

Total	$129.6	$125.1	$79.0

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals(b)	$24.3	$17.7	$63.5
Railroad & Utility Products	13.8	9.2	8.3
Corporate	1.5	0.4	0.8

Total	$39.6	$27.3	$72.6

(a)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.
(b)

Excludes capital expenditures by Koppers Arch, a discontinued operation, of $0.0 million, $0.1 million and $0.8 million and by Koppers Monessen, a discontinued operation, of $0.4 million, $1.0 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Assets and Goodwill by Segment

	December 31,
	2008	2007
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$402.1	$444.9
Railroad & Utility Products	152.0	144.2
Assets of discontinued operations held for sale	—	21.6

Segment assets	554.1	610.7
Cash & cash equivalents	37.6	0.2
Deferred taxes	43.0	39.0
Deferred financing costs	9.3	9.3
Deferred charges	4.4	4.9
Other	12.7	5.2

Total	$661.1	$669.3

Goodwill:
Carbon Materials & Chemicals	$56.6	$60.3
Railroad & Utility Products	1.8	2.2

Total	$58.4	$62.5

Koppers Holdings Inc.    2008 Annual Report

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2008	$723.6	$153.6
	2007	712.9	144.2
	2006	629.8
Australasia	2008	$261.8	$63.9
	2007	217.3	69.4
	2006	174.6
Europe	2008	$223.7	$15.2
	2007	203.0	23.6
	2006	153.8
Other countries	2008	$155.7	$—
	2007	122.4	—
	2006	86.0

Total	2008	$1,364.8	$232.7
	2007	1,255.6	237.2

	2006	1,044.2

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from foreign countries totaled $641.2 million in 2008, $542.7 million in 2007 and $414.4 million in 2006. Revenues from one customer of the Carbon Materials & Chemicals segment represented approximately ten percent on the Company’s consolidated revenues in 2008.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$401.6	$360.3	$265.2
Creosote and carbon black feedstock	119.1	87.2	61.7
Phthalic anhydride	101.6	102.2	97.7
Carbon black	64.8	43.2	36.3
Naphthalene	56.9	57.4	32.9
Other products	148.0	125.8	116.8

	892.0	776.1	610.6
Railroad & Utility Products:
Railroad crossties	305.7	312.7	286.9
Utility poles	80.2	78.8	75.0
Creosote	42.4	45.6	25.5
Other products	44.5	42.4	46.2

	472.8	479.5	433.6

Total	$1,364.8	$1,255.6	$1,044.2

10. Inventories

Inventories as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
(Dollars in millions)
Raw materials	$99.6	$92.8
Work in process	13.6	8.3
Finished goods	101.5	97.7

	214.7	198.8
Less revaluation to LIFO	42.9	26.9

Net	$171.8	$171.9

In the fourth quarter of 2008 the Company recorded inventory lower of cost or market charges totaling $3.9 million. For the year ended December 31, 2007, liquidations of LIFO inventories of the Railroad & Utility Products segment increased operating profit by $0.1 million.

11. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established in November 2007 and will construct and operate a new tar distillation facility in the Hebei Province near the Jingtang Port. The Company holds a 30 percent investment in TKK which is expected to commence production in 2009. Equity in earnings (losses) and total dividends received for the three years ended December 31, 2008 were as follows:

	Equity Income (loss)	Dividends Received
(Dollars in millions)
2008	$(0.6)	$0.2
2007	0.3	0.6
2006	0.5	0.8

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
(Dollars in millions)
Land	$6.3	$6.7
Buildings	21.0	22.6
Machinery and equipment	469.4	497.6

	496.7	526.9
Less accumulated depreciation	351.9	381.7

Net	$144.8	$145.2

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $29.1 million, $27.9 million and $27.0 million, respectively. Included in depreciation expense for 2008 was an impairment charge of $3.7 million related to the CM&C segment’s glycerine refining plant in the United Kingdom. This impairment charge was incurred after the Company received a termination notice from its sole customer.

Koppers Holdings Inc.    2008 Annual Report

13. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2008 and December 31, 2007 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2006	60.6	2.0	62.6
Business disposition	(2.5)	—	(2.5)
Currency translation	2.2	0.2	2.4

Balance at December 31, 2007	60.3	2.2	62.5
Currency translation	(3.7)	(0.4)	(4.1)

Balance at December 31, 2008	$56.6	$1.8	$58.4

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$9.4	$4.3	$5.1	$10.3	$4.4	$5.9
Non-compete agreements	1.1	1.1	—	1.5	1.4	0.1

Total	$10.5	$5.4	$5.1	$11.8	$5.8	$6.0

In 2008, the gross carrying value of the Company’s intangible assets decreased by $1.3 million due to foreign currency translation. The customer contracts have estimated useful lives of 10 years and the non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $0.9 million, $1.5 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the proceeding five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2009	$0.8
2010	0.7
2011	0.7
2012	0.7
2013	0.7

14. Debt

Debt at December 31, 2008 and December 31, 2007 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2008	2007
(Dollars in millions, except interest rates)
Revolving Credit Facility	—%	2012	$—	$—
Senior Secured Revolving Credit Facility	—%	—	—	12.0
Other revolving credit facilities	—%	—	—	9.3
Senior Secured Term Loans	—%	—	—	31.6
Senior Secured Notes	9 7/8%	2013	187.8	217.8
Senior Discount Notes	9 7/8%	2014	186.6	169.5
Other debt, including capital leases	8.00%	Various	0.5	—

Total debt			374.9	440.2
Less short-term debt and current maturities of long-term debt			0.2	21.3

Long-term debt (excluding current portion)			$374.7	$418.9

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement, as amended and restated, provides for a revolving credit facility of up to $300.0 million at variable rates. The revolving credit facility replaced the Senior Secured Revolving Credit Facility on October 31, 2008. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2008, the Company had $283.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments. As of December 31, 2008, $13.6 million of commitments were utilized by outstanding letters of credit.

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

In 2008, the Company repurchased Senior Secured Notes with a face value of $32.5 million. The Senior Secured Notes were repurchased at a discount to face value and accordingly, the Company realized a gain of $2.1 million which was recorded as a reduction to interest expense.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other assets at December 31, 2008 and in other long-term liabilities at December 31, 2007. The Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At December 31, 2008 and December 31, 2007, the impact of the interest rate swap increased (decreased) the carrying value of the Senior Secured Notes by $1.9 million and $(0.5) million, respectively.

Koppers Holdings Inc.    2008 Annual Report

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

Debt Maturities and Deferred Financing Costs

At December 31, 2008 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2009	$0.2
2010	0.2
2011	0.1
2012	—
2013	185.9
Thereafter	203.0

Total maturities	389.4
Future accretion on Discount Notes	(16.4)
Fair market value of interest rate swap on Senior Secured Notes	1.9

Total debt	$374.9

Deferred financing costs associated with the credit facilities, the issuance of the Discount Notes and the issuance of Senior Secured Notes totaled $16.7 million and $18.6 million at December 31, 2008 and 2007, respectively, and are being amortized over the life of the related debt. Unamortized deferred financing costs (net of accumulated amortization of $7.4 million and $9.3 million at December 31, 2008 and 2007, respectively) were $9.3 million at December 31, 2008 and 2007, and are included in other assets.

15. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2009	$33.6
2010	28.4
2011	18.2
2012	13.8
2013	7.9
Thereafter	2.6

Total	$104.5

Operating lease expense for 2008, 2007 and 2006 was $39.0 million, $31.1 million and $26.1 million, respectively.

16. Pensions and Post-retirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives. The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. The Company also provides retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees.

Effective December 31, 2006, salaried employees of the Company’s U.S. qualified and corresponding non-qualified defined benefit pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. As a result of the freeze of one of the non-qualified pension plans, the Company incurred a pension curtailment loss of $1.7 million in 2006. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

In lieu of the reduction in benefits under the qualified defined benefit plan for U.S. salaried employees, the Company provides, based on age and years of service, a uniform employer contribution of at least three percent and up to a maximum of nine percent of compensation to the salaried employee’s defined contribution plan. The Company also matches contributions by salaried employees at an amount equal to 50 percent of the first six percent of compensation contributed by the salaried employee. In 2007, the Company’s board of directors approved the establishment of a supplemental benefit plan to restore employer non-elective contributions lost to certain participants in the Company’s defined contribution plan under U.S. tax law. This supplemental benefit plan is considered a defined-benefit pension plan under applicable accounting guidance.

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

Expense related to our defined contribution plans, including the uniform employer contribution described above, totaled $4.7 million, $3.6 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s unfunded status. SFAS 158 does not change the amount of net periodic benefit expense otherwise included in net income under existing accounting standards. The adoption of SFAS 158 resulted in an additional recognized net postretirement

Koppers Holdings Inc.    2008 Annual Report

liability of $10.4 million. The impact of adoption was reflected as an adjustment to the ending balance of accumulated other comprehensive income and totaled $7.0 million, net of tax of $3.4 million. The Company adopted the measurement date provisions of SFAS 158 effective January 1, 2007 for its one pension plan with a measurement date other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening retained deficit of $0.1 million on January 1, 2007.

Net periodic pension costs for 2008, 2007 and 2006 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.1	$3.7	$5.0	$0.2	$0.2	$0.2
Interest cost	11.7	11.5	9.9	0.8	0.8	0.9
Expected return on plan assets	(13.1)	(13.6)	(10.6)	—	—	—
Amortization of prior service cost	0.2	0.2	0.4	(0.3)	(0.3)	(0.3)
Amortization of net loss	0.8	2.0	2.5	—	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	(0.4)	—	—	—
Settlements and curtailments	0.2	(0.1)	1.7	—	—	—

Net periodic benefit cost	$2.5	$3.3	$8.5	$0.7	$0.8	$0.9

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $(0.2) million, $5.6 million and $(0.4) million for all plans in 2009.

The change in the funded status of the pension and postretirement plans as of December 31, 2008 and December 31, 2007 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$195.2	$200.1	$14.4	$15.4
Service cost	3.1	3.7	0.2	0.2
Interest cost	11.7	11.5	0.8	0.8
Plan participants’ contributions	0.3	0.4	—	—
Actuarial (gains) losses	(1.7)	(12.9)	(0.5)	(1.0)
Plan amendments	0.4	1.1	—	—
Settlements	(3.5)	(1.6)	—	—
Curtailments	(3.8)	—	—	—
Currency translation	(15.8)	2.1	—	—
Benefits paid	(9.0)	(9.2)	(1.3)	(1.0)

Benefit obligation at end of year	176.9	195.2	13.6	14.4

Change in plan assets:
Fair value of plan assets at beginning of year	182.5	165.6	—	—
Actual return on plan assets	(43.0)	12.7	—	—
Employer contribution	2.0	12.5	1.3	1.0
Plan participants’ contributions	0.3	0.4	—	—
Settlements	(5.4)	(1.6)	—	—
Currency translation	(13.9)	2.1	—	—
Benefits paid	(9.1)	(9.2)	(1.3)	(1.0)

Fair value of plan assets at end of year	113.4	182.5	—	—

Funded status of the plan	$(63.5)	$(12.7)	$(13.6)	(14.4)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$2.4	$—	$—
Current liabilities	0.1	0.4	1.3	1.3
Noncurrent liabilities	63.4	14.7	12.3	13.1

Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$176.9	$184.1
Fair value of plan assets	113.4	168.9

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$164.1	$9.2
Fair value of plan assets	107.5	—

The measurement date for the U.S., Australian and United Kingdom pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2008 and 2007 was $169.7 million and $186.4 million, respectively.

Koppers Holdings Inc.    2008 Annual Report

Expected Contributions for the 2009 Fiscal Year

The expected contributions by the Company for 2009 are estimated to be $1.3 million for pension plans and $1.3 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2009	$9.7	$1.3
2010	9.8	1.3
2011	10.7	1.3
2012	11.6	1.3
2013	11.7	1.3
2014 – 2018	64.9	5.7

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.16%	6.27%	6.26%	6.22%
Expected return on plan assets	7.82	7.82
Rate of compensation increase	3.16	3.33
Initial medical trend rate			10.00	10.00

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

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2008	2007
Equity securities	64.4%	68.4%
Debt securities	32.3	27.9
Other	3.3	3.7

	100.0%	100.0%

Health Care Cost Trend Rates

The 2008 initial health care cost trend rate is assumed to be ten percent and is assumed to decrease gradually to five percent in 2014 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$—	$—
Postretirement benefit liability	0.4	(0.4)

Incentive Plan

The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for these plans was $4.7 million in 2008, $6.7 million in 2007 and $4.9 million in 2006.

17. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2008 are as follows:

	Year Ended December 31,
	2008	2007	2006
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning of year	—	—	2,288
Converted into Common Stock	—	—	(2,288)

Balance at end of year	—	—	—

Common Stock:
Balance at beginning of year	20,971	20,850	2,945
Conversion of Senior Convertible Preferred Stock	—	—	9,108
Initial public offering	—	—	8,700
Issued for employee stock plans	126	121	114
Retired and cancelled	—	—	(17)

Balance at end of year	21,097	20,971	20,850

Treasury Stock:
Balance at beginning of year	(145)	(120)	(22)
Shares repurchased	(524)	(25)	(115)
Retired and cancelled	—	—	17

Balance at end of year	(669)	(145)	(120)

Koppers Holdings Inc.    2008 Annual Report

Common Stock

In February 2008, the board of directors approved a $75.0 million common stock repurchase program which expires in February 2010. During 2008, the Company repurchased $20.7 million of common stock under the program.

Senior Convertible Preferred Stock

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to 3.9799 times the dividend rate on common stock, and had a liquidation preference equal to par value ($0.01 per share). The preferred stock was convertible into common stock at any time. The holders of the preferred stock voted as a separate series from all other classes of stock, and were entitled to elect a majority of the board of directors of the Company. In January 2006 the preferred stock was converted into shares of common stock on a 3.9799-for-one basis in connection with the Company’s initial public offering in 2006 and no shares of preferred stock are currently outstanding.

18. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$67.3	$67.3	$16.9	$16.9
Short-term investments	1.7	1.7	2.1	2.1
Investments and other assets(a)	3.2	3.2	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$325.4	$374.9	$457.4	$440.2
Other long-term liabilities	—	—	0.5	0.5

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies and the interest rate swap fair value adjustment. This interest rate swap is further described in Note 2.

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

19. Commitments and Contingent Liabilities

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty and should the company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, these legal matters could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 99 plaintiffs in 55 cases pending as of December 31, 2008 as compared to 97 plaintiffs in 52 cases at December 31, 2007. As of December 31, 2008, there are a total of 50 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, Washington and Illinois, two cases pending in an Indiana state court and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 56 pending cases seek to recover compensatory damages, while plaintiffs in 44 cases also seek to recover punitive damages. The plaintiffs in the 50 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in Washington state court also seek unspecified damages. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court seeks compensatory damages in excess of $50,000.

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

Koppers Inc. is currently a defendant in several products liability lawsuits in which the plaintiffs allege exposure to products or constituents of products sold by Koppers, including benzene, oils, solvents, pentachlorophenol and creosote. There are eleven plaintiffs in four cases pending as of December 31, 2008 as compared to 72 plaintiffs in ten cases at December 31, 2007. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The plaintiffs in one of these cases seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the other cases seek to recover compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers has been named, but not served, in another case (Asselin) that has 11 more plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Baade, Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 44 plaintiffs (six of whom have claims pending against only the BNSF) in the Moses cases. These plaintiffs seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries and property damages. There are a total of 10 plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. These plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Hensen case seek compensatory and punitive damages in excess of $75,000 each. The Hensen case identifies a total of 93 plaintiffs, one of whom has a claim pending against only the

Koppers Holdings Inc.    2008 Annual Report

BNSF. The Davis case involves one plaintiff who seeks compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit.

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

Grenada – Federal Court Cases.

Beck Case – The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of 11 of the 12 plaintiffs whose claims were not dismissed are still pending. The 11 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts.

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20 percent of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The Court of Appeals granted a reversal of the district court’s judgment on June 30, 2008. The plaintiff filed a petition for rehearing with the United States Court of Appeals and on October 23, 2008, the Court of Appeals denied plaintiff’s petition for rehearing. In February 2009 the district court denied plaintiffs’ motion to consolidate three of the remaining 11 cases for trial. A discovery schedule has been set for the next case that will go to trial.

Ellis Case – There are approximately 1,180 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed pending the completion of the trials for the remaining 11 plaintiffs in the Beck case.

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. In

February 2009, the court in Washington County entered an order granting plaintiffs 30 days from January 30, 2009 to show good cause why the cases pending in Washington County should not be dismissed.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 40 have been dismissed to date. On August 28, 2008, the Circuit Court of Grenada County granted summary judgment in favor of the Company in 39 cases and the Plaintiffs filed motions to reconsider the summary judgment orders. The motions to reconsider were denied by the Circuit Court in November 2009. The Circuit Court also granted motions to dismiss for want of prosecution in three cases (two of which also had pending motions for summary judgment). Plaintiffs filed notices of appeal with the Mississippi Supreme Court in these cases. The Mississippi Supreme Court has not yet ruled on plaintiffs’ appeal. The Company filed motions to dismiss, or in the alternative, for summary judgment with regard to the remaining 18 cases in Grenada County. On February 12, 2009, the court granted summary judgment in favor of the Company in these 18 cases. The deadline for plaintiffs to appeal this summary judgment order has not yet expired.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch on July 5, 2007 (see Note 5) to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received three notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. The first notice relates to environmental issues related to the condition of certain property associated with the Auckland, New Zealand operations of Koppers Arch Wood Protection (NZ) Limited. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to this matter until further notice. The two other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $10.8 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Other Matters. In January 2009, the Company received questionnaire from the India Ministry of Commerce and Industry inquiring about the Company’s sales of carbon black into the Indian market. The Association of Carbon Black Manufacturers contend that carbon black manufacturers in China, Russia, Iran, Australia, Malaysia and Thailand are dumping carbon black into the Indian market and they are seeking the imposition of dumping duties on a retrospective basis. The Company is currently preparing a response to the questionnaire.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Balance at beginning of year	$0.4	$1.2	$3.1
Expense	—	0.9	0.8
Reversal of reserves	(0.3)	(0.1)	—
Cash expenditures	(0.2)	(1.0)	(2.6)
Business divestiture	—	(0.5)	—
Currency translation	0.1	(0.1)	(0.1)

Balance at end of year	$—	$0.4	$1.2

Reversal of reserves in 2008 primarily relates to the reversal of the Grenada federal court verdict that was reversed by an appeals court. Expense accruals and cash expenditures in 2007 primarily relate to the New Zealand Commerce Commission (“NZCC”) matter and the business divestiture relates to Koppers Arch (Note 5). Expense for 2006 consists primarily of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

Koppers Holdings Inc.    2008 Annual Report

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

Environmental and Other Liabilities Retained or Assumed by Others. The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited, the parent company of Beazer East, unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). In 1998, the parent company of Beazer East purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re. Beazer East is a wholly-owned indirect subsidiary of Heidelberg Cement AG.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.7 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. Koppers Inc. is named as a potentially responsible party (a “PRP”) at two CERCLA Superfund sites and believes it is a minor participant in each of the sites. The Company has provided a reserve for CERCLA sites totaling $0.2 million as of December 31, 2008.

The Company has been named as a PRP at a third site, the Portland Harbor CERCLA site located on the Willamette River in Oregon. The Company has replied to an EPA Information request and is participating in discussions with existing PRP members to formulate an appropriate allocation methodology and execute a formal PRP agreement. The Company currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs and has submitted a plan to conduct the remediation on this site. The Company has provided a reserve for this matter totaling $1.6 million as of December 31, 2008.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $1.6 million as of December 31, 2008.

In September 2007, Koppers Inc. and the EPA’s Office of Suspension and Disbarment reached an agreement to an 18-month extension to Koppers Inc.’s compliance agreement related to violations at Koppers Inc.’s Woodward Coke facility prior to its closure in January 1998. The extended compliance agreement expired in January 2009.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.4 million and the owner of the adjacent property will contribute $4.6 million

Koppers Holdings Inc.    2008 Annual Report

toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.4 million at December 31, 2008.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, the soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.5 million and $1.7 million. No remediation work has commenced to date. With respect to the second facility in Thornton, Australia, a draft remediation action plan has been developed to address contaminated soil and groundwater contamination. The Company has reserved approximately $3.1 million for remediation costs at these sites which represents its best estimate of groundwater and remaining soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	2008	2007	2006
(Dollars in millions)
Balance at beginning of year	$12.5	$5.6	$3.8
Expense	1.9	7.6	3.7
Reversal of reserves	(0.1)	(0.1)	(0.5)
Cash expenditures	(1.4)	(1.0)	(1.8)
Business divestiture	—	(0.2)	—
Currency translation	(1.2)	0.6	0.4

Balance at end of year	$11.7	$12.5	$5.6

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

Contingent Liabilities

In the third quarter of 2008, the Company retired from service an owned vessel used to transport carbon materials products and raw materials. In connection with this retirement and under a contractual arrangement with the vessel’s operator, the Company and the vessel’s operator reached an agreement to share in the cost of severance benefits the vessel’s operator owes to its employees. In December 2008 the Company paid approximately $1.0 million in connection with the agreement and was released from any future obligation that the vessel’s operator has to its employees.

20. Related Party Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2008 and 2007. Clayton A. Sweeney, a Director and shareholder of the Company, is also of counsel to Schnader Harrison Segal & Lewis LLP. In both 2008 and 2007, the Company paid a total of $0.1 million in legal fees to this firm.

The Company had entered into a consulting agreement in 1999 with Robert Cizik who was a director of the Company at that time. The consulting agreement included a provision which provided for a $0.6 million interest-free loan from the Company for the purchase of 140,467 shares of restricted common stock. The loan was repaid in May 2008 concurrent with Mr. Cizik’s retirement from the Board of Directors.

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

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$331.2	$375.3	$369.4	$288.9	$1,364.8
Operating profit(a)	31.7	46.1	51.6	0.2	129.6
Income (loss) from continuing operations	12.2	22.3	24.6	(11.4)	47.7
Net income(b)	13.2	24.3	25.5	75.0	138.0
Common stock data:
Earnings (loss) per common share:
Basic —
Continuing operations	$0.58	$1.06	$1.21	$(0.56)	$2.31
Discontinued operations	0.05	0.10	0.04	4.24	4.37

Earnings per basic common share	$0.63	$1.16	$1.25	$3.68	$6.68

Diluted —
Continuing operations	$0.58	$1.06	$1.20	$(0.57)	$2.30
Discontinued operations	0.05	0.10	0.04	4.23	4.35

Earnings per diluted common share	$0.63	$1.16	$1.24	$3.66	$6.65

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$45.76	$51.95	$48.90	$37.11	$51.95
Low	31.34	39.11	33.83	12.60	12.60

(a)	In the fourth quarter of 2008 the Company incurred inventory lower of cost or market charges totaling $3.9 million, impairment charges for a European glycerine plant totaling $3.7 million and severance costs related to workforce reductions totaling $0.8 million.

(b)	In the fourth quarter of 2008, the Company sold its 95 percent interest in Koppers Monessen Partners LP (“Monessen”) and recognized a gain of $85.9 million, net of tax. The gain on the sale and the net income of Monessen totaling $4.4 million have been reclassified as a discontinued operation in the Company’s statement of operations and earnings per share for all periods presented.

Koppers Holdings Inc.    2008 Annual Report

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$290.6	$326.7	$329.1	$309.2	$1,255.6
Operating profit(a)	25.2	44.1	39.0	16.8	125.1
Income from continuing operations	7.8	19.7	16.6	3.7	47.8
Net income(b)	10.5	22.3	25.5	5.0	63.3
Common stock data:
Earnings per common share:
Basic —
Continuing operations	$0.38	$0.95	$0.81	$0.18	$2.30
Discontinued operations	0.13	0.13	0.42	0.06	0.75

Earnings per basic common share	$0.51	$1.08	$1.23	$0.24	$3.05

Diluted —
Continuing operations	$0.37	$0.94	$0.80	$0.18	$2.29
Discontinued operations	0.13	0.13	0.42	0.06	0.74

Earnings per diluted common share	$0.50	$1.07	$1.22	$0.24	$3.03

Dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.68
Price range of common stock:
High	$27.24	$34.80	$39.88	$46.91	$46.91
Low	23.12	25.38	26.41	35.25	23.12

(a)	In the fourth quarter of 2007 the Company incurred due diligence costs of $6.8 million related to a potential acquisition which was not consummated.

(b)	In the second quarter of 2007 the Company sold its 51 percent interest in Koppers Arch and recognized a gain of $6.7 million, net of tax. The gain on the sale and the net income of Koppers Arch totaling $0.1 million have been reclassified as a discontinued operation in the Company’s statement of operations and earnings per share for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Management Report on page 44 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 46 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 13, 2009, Christian L. Oberbeck submitted his resignation from his position as a member of the Board of Directors of the Company and of Koppers Inc. Mr. Oberbeck was a director of the Company since November 2004 and of Koppers Inc. since October 1997.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

The audit committee and our board have approved and adopted a Code of Business Conduct and Ethics for all directors, officers and employees and a Code of Ethics Applicable to Senior Officers, copies of which are available on our website at www.koppers.com and upon written request by our shareholders at no cost. We will describe the date and nature of any amendment to our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers or any waiver (implicit or explicit) from a provision of our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers within four business days following the date of the amendment or waiver on our Internet website at www.koppers.com. We do not intend to incorporate the contents of our website into this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the caption “Executive Compensation” and “Committee Reports to Shareholders – Management Development and Compensation Committee Report” and is incorporated herein by reference.

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

Koppers Holdings Inc.    2008 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 43.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 87. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

4.1	Indenture, by and among Koppers Inc., the Subsidiary Guarantors and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.43 to Koppers Inc.’s Form 10-Q filed November 12, 2003).

4.2	Form of Koppers Inc. Note (included in Exhibit 4.1 hereto).

4.3	Indenture, by and among Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and The Bank of New York, as Trustee, dated as of November 18, 2004 (incorporated by reference to Exhibit 4.3 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).

10.8	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, Koppers Inc. and the Subsidiary Guarantors named therein, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.9 to the Koppers Inc. Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).

10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).

10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).

10.24**	Treatment Services Agreement between Koppers Inc. (f/k/a Koppers Industries, Inc.) and CSX Transportation, Inc. dated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2002).

10.27	Registration Rights Agreement dated September 30, 2003 among Koppers Inc., the subsidiary signatories thereto and Credit Suisse First Boston LLC as Representative of the Several Purchasers (incorporated by reference to Exhibit 10.44 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

Koppers Holdings Inc.    2008 Annual Report

Exhibit No.	Exhibit
10.29**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Koppers Inc. Form 10-Q for the quarter ended March 31, 2003).

10.30**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).

10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).

10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).

10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).

10.37*	2005 Long Term Incentive Plan effective as of December 7, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.41*	Koppers 2006 Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2006).

10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

10.44*	Form of Amendment to change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).

10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).

10.47**	Amendment No. 1 to Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated effective as of February 1, 2007 (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report of Form 10-Q filed on May 3, 2007).

10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

10.50***	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008.

10.51* ***	Koppers Inc. Supplemental Executive Retirement Plan I.

Exhibit No.	Exhibit
10.52* ***	Koppers Inc. Supplemental Executive Retirement Plan II.

10.53* ***	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009.

10.54* ***	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009.

10.55* ***	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009.

10.56* ***	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008.

10.57* ***	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008.

12.1***	Computation of ratio of earnings to fixed charges.

21***	List of subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

*	Management Contract or Compensatory Plan.

**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.

***	Filed herewith.

Koppers Holdings Inc.    2008 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Business Disposition	Currency Translation	Balance at End of Year
(Dollars in millions)
2008
Allowance for doubtful accounts	$0.2	$0.5	$(0.1)	$—	$(0.1)	$0.5

Inventory obsolescence reserves	$1.3	$0.7	$(0.5)	$—	$—	$1.5

Deferred tax valuation allowance	$7.1	$(2.9)	$—	$—	$—	$4.2

2007
Allowance for doubtful accounts	$0.3	$0.2	$(0.1)	$(0.2)	$—	$0.2

Inventory obsolescence reserves	$2.3	$(0.4)	$(0.3)	$(0.4)	$0.1	$1.3

Deferred tax valuation allowance	$7.0	$0.1	$—	$—	$—	$7.1

2006
Allowance for doubtful accounts	$0.7	$0.1	$(0.5)	$—	$—	$0.3

Inventory obsolescence reserves	$1.7	$1.4	$(0.9)	$—	$0.1	$2.3

Deferred tax valuation allowance	$7.2	$(0.2)	$—	$—	$—	$7.0

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

Signature	Capacity	Date

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director and Non-Executive Chairman of the Board	February 19, 2009

/S/ WALTER W. TURNER Walter W. Turner	Director and Chief Executive Officer	February 19, 2009

/S/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer and Principal Accounting Officer	February 19, 2009

/S/ CYNTHIA A. BALDWIN Cynthia A. Baldwin	Director	February 19, 2009

/S/ JAMES C. STALDER James C. Stalder	Director	February 19, 2009

/S/ CLAYTON A. SWEENEY Clayton A. Sweeney	Director	February 19, 2009

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 19, 2009