Form 10-Q
period 2009-03-31
Koppers Holdings Inc.
filed 2009-05-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 1-32737

KOPPERS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State of incorporation)	(IRS Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 227-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01 per share, outstanding at April 30, 2009 amounted to 20,433,872 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$272.7	$331.2
Cost of sales (excluding items below)	233.9	275.7
Depreciation and amortization	6.0	6.9
Selling, general and administrative expenses	14.4	16.8

Operating profit	18.4	31.8
Interest expense	10.2	10.9

Income before income taxes	8.2	20.9
Income taxes	3.4	8.1

Income from continuing operations	4.8	12.8
Income from discontinued operations, net of tax benefit of $1.1	—	1.0
Loss on sale of discontinued operations, net of tax benefit of $0.2	(0.2)	—

Net income	4.6	13.8
Net income attributable to noncontrolling interests	0.5	0.6

Net income attributable to Koppers	$4.1	$13.2

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.21	$0.58
Discontinued operations	(0.01)	0.05

Earnings per basic common share	$0.20	$0.63

Diluted –
Continuing operations	$0.21	$0.58
Discontinued operations	(0.01)	0.05

Earnings per basic common share	$0.20	$0.63

Weighted average shares outstanding (in thousands):
Basic	20,429	20,828
Diluted	20,479	20,901
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$76.2	$63.1
Short-term investments	0.3	1.7
Restricted cash	4.2	4.2
Accounts receivable, net of allowance of $1.6 and $0.5	111.9	112.1
Inventories, net	155.1	171.8
Deferred tax assets	2.6	2.6
Other current assets	13.6	16.9

Total current assets	363.9	372.4
Equity in non-consolidated investments	6.5	6.0
Property, plant and equipment, net	141.8	144.8
Goodwill	57.8	58.4
Deferred tax assets	57.1	56.0
Other assets	23.0	23.5

Total assets	$650.1	$661.1

Liabilities
Accounts payable	$68.3	$82.1
Accrued liabilities	61.7	61.8
Dividends payable	4.5	4.5
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	134.7	148.6
Long-term debt	379.5	374.7
Accrued postretirement benefits	76.5	75.7
Other long-term liabilities	36.1	36.1

Total liabilities	626.8	635.1
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,103,212 and 21,097,443 shares issued	0.2	0.2
Additional paid-in capital	126.9	126.6
Retained deficit	(38.3)	(37.8)
Accumulated other comprehensive loss	(50.4)	(47.4)
Treasury stock, at cost, 669,340 and 668,716 shares	(23.6)	(23.6)

Total Koppers stockholders’ equity	14.8	18.0
Noncontrolling interests	8.5	8.0

Total equity	23.3	26.0

Total liabilities and equity	$650.1	$661.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities
Net income	$4.6	$13.8
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	6.5	8.0
Gain on sale of fixed assets	—	(0.3)
Deferred income taxes	(1.7)	0.5
Equity income, net of dividends received	0.1	0.2
Change in other liabilities	3.7	(0.1)
Non-cash interest expense	4.6	4.1
Stock-based compensation	0.8	0.6
Other	—	0.2
(Increase) decrease in working capital:
Accounts receivable	(1.3)	(26.2)
Inventories	14.7	(7.4)
Accounts payable	(13.5)	1.3
Accrued liabilities and other working capital	3.1	7.7

Net cash provided by operating activities	21.6	2.4
Cash provided by (used in) investing activities:
Capital expenditures	(3.8)	(4.4)
Net cash proceeds from divestitures and asset sales	—	0.3

Net cash used in investing activities	(3.8)	(4.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	—	94.0
Repayments of revolving credit	—	(92.2)
Repayments of long-term debt	—	(3.0)
Repurchases of Common Stock	—	(0.1)
Dividends paid	(4.5)	(3.5)

Net cash used in financing activities	(4.5)	(4.8)
Effect of exchange rate changes on cash	(0.2)	—

Net increase (decrease) in cash and cash equivalents	13.1	(6.5)
Add: Cash of assets held for sale at beginning of year	—	0.6
Less: Cash of assets held for sale at end of period	—	(1.1)
Cash and cash equivalents at beginning of year	63.1	16.9

Cash and cash equivalents at end of period	$76.2	$9.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2008 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2008.

2. Accounting Changes

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) effective January 1, 2009. SFAS 160 changes the classification of noncontrolling interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the reporting of net income related to noncontrolling interest has changed from past practice. Under the new standard, net income encompasses the total income before the deduction of net income attributable to noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions.

The Company adopted SFAS No. 141(R), Applying the Acquisition Method effective January 1, 2009. SFAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

3. Fair Value Measurements

At March 31, 2009, the Company had an interest rate swap valued at $2.2 million and cash surrender values on insurance policies totaling $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

4. Dividends

On May 6, 2009, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2009 to shareholders of record as of May 18, 2009.

5. Business Disposition

On October 1, 2008, Koppers Inc. and a limited partner sold Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.4 million. Monessen is a metallurgical furnace coke facility that was 95 percent owned by Koppers Inc. (which served as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Monessen was part of the Carbon Materials & Chemicals business segment.

In February 2009, the acquirer filed a notice of objection in connection with the determination of certain assumed liabilities and has requested an adjustment to the purchase price of approximately $2.0 million.

Net sales and operating loss from discontinued operations for the three months ended March 31, 2009 and March 31, 2008 consist of the following amounts:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions, except per share amounts)
Net sales	$—	$16.3
Operating loss	—	(0.1)
Diluted earnings per common share:
Income from discontinued operations	$—	$0.05
Loss on sale of discontinued operations	(0.01)	—

Earnings per common share – discontinued operations	$(0.01)	$0.05

6. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2009 and 2008 is summarized in the table below:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions)
Net income	$4.6	$13.8
Other comprehensive income (loss):
Change in currency translation adjustment	(3.8)	7.3
Change in unrecognized pension net loss, net of tax of $(0.5) and $0.4	0.9	(0.4)

Total comprehensive income	1.7	20.7
Less: net income attributable to noncontrolling interests	0.5	0.6
other comprehensive loss attributable to noncontrolling interests	—	(0.3)

Comprehensive income attributable to Koppers	$1.2	$20.4

The following tables present the change in equity for the three months ended March 31, 2009 and March 31, 2008, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$18.0	$8.0	$26.0
Net income	4.1	0.5	4.6
Issuance of common stock	0.2	—	0.2
Other comprehensive income (loss)	(2.9)	—	(2.9)
Dividends	(4.6)	—	(4.6)

Balance at March 31, 2009	$14.8	$8.5	$23.3

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2008	$(23.3)	$9.4	$(13.9)
Net income	13.2	0.6	13.8
Issuance of common stock	0.3	—	0.3
Other comprehensive income (loss)	7.2	(0.3)	6.9
Dividends	(4.6)	—	(4.6)
Repurchases of common stock	(0.1)	—	(0.1)

Balance at March 31, 2008	$(7.3)	$9.7	$2.4

7. Earnings per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share. For this reason, nonqualified stock options and restricted stock units totaling 189,108 and 87,129 were not included in the computation of diluted earnings per common share for the three months ended March 31, 2009 and March 31, 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions, except share amounts, in thousands and per share amounts)
Net income attributable to Koppers	$4.1	$13.2
Less: Discontinued operations	(0.2)	1.0

Income from continuing operations attributable to Koppers	$4.3	$12.2

Weighted average common shares outstanding:
Basic	20,429	20,828
Effect of dilutive securities	50	73

Diluted	20,479	20,901

Earnings per common share – continuing operations:
Basic earnings per common share	$0.21	$0.58
Diluted earnings per common share	0.21	0.58

8. Stock-based Compensation

In December 2005, the Company’s board of directors and shareholders adopted the 2005 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

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

On February 16, 2009, the board of directors awarded 70,527 restricted stock units and 144,327 performance stock units to certain employee participants (collectively, the “stock units”) with a grant date of February 20, 2009. The restricted stock units will vest in February 2012, assuming continued employment by the participant. The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2011. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2009. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of March 31, 2009:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,140	97,710
2008 – 2010	—	46,774	70,161
2009 – 2011	—	144,327	216,491

The following table shows a summary of the status and activity of nonvested stock awards for the three months ended March 31, 2009:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2009	48,700	112,907	161,607	$31.82
Granted	70,527	144,327	214,854	$15.26
Credited from dividends	659	1,499	2,158	$39.21
Vested	(5,769)	—	(5,769)	$25.91

Nonvested March 31, 2009	114,117	258,733	372,850	$22.41

Also on February 16, 2009, the board of directors awarded 142,704 stock options to certain executive officers which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date of February 20, 2009. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any nonvested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2009 Grant	February 2008 Grant	May 2007 Grant
Grant date price per share of option award	$15.26	$39.99	$29.97
Expected dividend yield per share	2.50%	2.00%	2.50%
Expected life in years	6.5	6.5	6.5
Expected volatility	51.00%	40.67%	40.39%
Risk-free interest rate	2.05%	3.28%	4.45%
Grant date fair value per share of option awards	$6.19	$14.79	$11.01

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	103,312	$34.40
Granted	142,704	$15.26

Outstanding at March 31, 2009	246,016	$23.30	9.28	$—

Exercisable at March 31, 2009	—	$—	—	$—

Total stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.8	$0.6
Less related income tax benefit	0.3	0.2

	$0.5	$0.4

As of March 31, 2009, total future compensation expense related to non-vested stock-based compensation arrangements totaled $8.1 million and the weighted-average period over which this cost is expected to be recognized is approximately 27 months.

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

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss. Operating profit does not include equity in earnings of affiliates, other income, interest expense or income taxes. Operating profit also excludes the operating costs of Koppers Holdings Inc., the parent company of Koppers Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Annual Report on Form 10-K for the year ended December 31, 2008. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$145.5	$222.5
Railroad & Utility Products	127.2	108.7

Total	$272.7	$331.2

Intersegment revenues:
Carbon Materials & Chemicals	$20.8	$16.0
Railroad & Utility Products	—	—

Total	$20.8	$16.0

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.2	$5.2
Railroad & Utility Products	1.8	1.7

Total	$6.0	$6.9

Operating profit:
Carbon Materials & Chemicals	$6.5	$25.0
Railroad & Utility Products	12.3	7.2
Corporate	(0.4)	(0.4)

Total	$18.4	$31.8

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$375.3	$402.1
Railroad & Utility Products	158.5	152.0
All other	116.3	107.0

Total	$650.1	$661.1

Goodwill:
Carbon Materials & Chemicals	$56.0	$56.6
Railroad & Utility Products	1.8	1.8

Total	$57.8	$58.4

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 41.5 percent and 38.5 percent for the three months ended March 31, 2009 and 2008, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first three months of 2009 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+3.5 percent) and state taxes (+2.8 percent). With respect to the first three months of 2008, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+3.1 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2009 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.2 million. Unrecognized tax benefits totaled $4.0 million as of March 31, 2009 and December 31, 2008. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2009 and December 31, 2008, the Company had accrued approximately $0.8 million and $0.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of March 31, 2009 and December 31, 2008 are summarized in the table below:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Raw materials	$95.1	$99.6
Work in process	9.5	13.6
Finished goods	92.2	101.5

	196.8	214.7
Less revaluation to LIFO	41.7	42.9

Net	$155.1	$171.8

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2009 and December 31, 2008 are summarized in the table below:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Land	$6.3	$6.3
Buildings	21.0	21.0
Machinery and equipment	469.3	469.4

	496.6	496.7
Less accumulated depreciation	354.8	351.9

Net	$141.8	$144.8

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

Expense related to the Company’s defined contribution plans, including the uniform employer contribution described above, totaled $1.2 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Expense related to the Company’s other postretirement benefit plans totaled $0.2 million for each of the three months ended March 31, 2009 and 2008.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
(Dollars in millions)
Service cost	$0.7	$0.8
Interest cost	2.6	3.0
Expected return on plan assets	(2.1)	(3.4)
Settlements	—	(0.1)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.6	0.1
Amortization of transition asset	(0.1)	(0.1)

Net periodic benefit cost	$2.8	$0.4

14. Debt

Debt at March 31, 2009 and December 31, 2008 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2009	December 31, 2008
(Dollars in millions)
Revolving Credit Facility	—%	2012	$—	$—
Senior Secured Notes	9 7/8%	2013	188.0	187.8
Senior Discount Notes	9 7/8%	2014	191.2	186.6
Other debt, including capital leases	8.00%	Various	0.5	0.5

Total			379.7	374.9
Less short term debt and current maturities of long-term debt			0.2	0.2

Long-term debt			$379.5	$374.7

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

As of March 31, 2009, the Company had $284.4 million of unused revolving credit availability for working capital purposes after restrictions from various debt covenants and certain letter of credit commitments. As of March 31, 2009, $14.7 million of commitments were utilized by outstanding letters of credit.

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

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other assets at March 31, 2009 and at December 31, 2008. The Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At March 31, 2009 and December 31, 2008, the impact of the interest rate swap increased the carrying value of the Senior Secured Notes by $2.2 million and $1.9 million, respectively.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$13.9	$18.1
Accretion expense	0.3	1.6
Revision in estimated cash flows, net	(0.3)	0.3
Expenses incurred	(0.4)	(6.0)
Currency translation	—	(0.1)

Balance at end of period	$13.5	$13.9

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$7.5	$8.2
Deferred revenue for sales of extended warranties	0.1	0.5
Revenue earned	(0.3)	(1.2)

Balance at end of period	$7.3	$7.5

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 102 plaintiffs in 57 cases pending as of March 31, 2009 as compared to 99 plaintiffs in 55 cases at December 31, 2008. As of March 31, 2009, there are a total of 51 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, Washington and Illinois, two cases pending in an Indiana state court and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 57 pending cases seek to recover compensatory damages, while plaintiffs in 45 cases also seek to recover punitive damages. The plaintiffs in the 51 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in Washington state court also seek damages in an unspecified amount. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers has been named, but not served, in another case (Asselin) that has 11 more plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The BNSF has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 44 plaintiffs (six of whom have claims pending against only the BNSF) in the Moses cases. These plaintiffs seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries and property damages. There are a total of ten plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. These plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Hensen case seek compensatory and punitive damages in excess of $75,000 each. The Hensen case identifies a total of 93 plaintiffs, one of whom has a claim pending against only the BNSF. The Davis case involves one plaintiff who seeks compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. There are a total of 25 plaintiffs in the Baade case. These plaintiffs seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries.

In addition to the cases pending in state court, the Company is currently defending one case that is pending on appeal in the United States Court of Appeals for the Fifth Circuit. That case, Bullard, involves a total of 144 plaintiffs who seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries. The BNSF is also a named defendant in the Bullard case, along with three additional defendants. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

The first of these trials commenced in April 2006, and the jury returned a verdict against Koppers Inc. for compensatory damages of 20 percent of $785,000 (after reduction by the court) and no liability for punitive damages. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit which granted a reversal of the district court’s judgment in June 2008. The Court of Appeals subsequently denied plaintiff’s petition for rehearing in October 2008. In February 2009 the district court denied plaintiffs’ motion to consolidate three of the remaining 11 cases for trial. A discovery schedule has been set for the next case which is scheduled to go to trial in February 2010.

On December 31, 2008, the Company filed a motion asking the District Court to reconsider prior orders which transferred the trial of the Beck federal cases to Greenville, Mississippi from Oxford, Mississippi. On January 29, 2009, the District Court denied the motion to reconsider, but certified the issue for interlocutory appeal to the United States Court of Appeals for the Fifth Circuit.

Koppers Inc. filed a Petition for Interlocutory Appeal with the United States Court of Appeals for the Fifth Circuit on February 5, 2009. The Company subsequently filed a Petition for a Writ of Mandamus with the Fifth Circuit, seeking an order that the District Court conduct all future trials in Oxford, where plaintiffs originally filed suit. On April 3, 2009, a three judge panel of the Fifth Circuit granted the petition for a writ of mandamus. Subsequently the same panel denied the Petition of Interlocutory Appeal. Plaintiff has filed a petition to vacate the decision of the three-judge panel. There has been no ruling on the plaintiff’s position.

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

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the claims of the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. In February 2009, the court in Washington County entered an order granting plaintiffs 30 days from January 30, 2009 to show good cause why the cases pending in Washington County should not be dismissed. Plaintiffs requested 60 days to effectuate a settlement with a defendant other than Koppers Inc., but no further action has been taken since that time.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Substantially 46 of the cases have been dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations have been entered in 40 of the cases. Plaintiffs have appealed the summary judgment orders to the Mississippi Supreme Court. In the remaining 18 cases, motions to dismiss or, in the alternative, summary judgment, are pending before the Circuit Court.

On March 3, 2009, one of the plaintiffs who had been dismissed in the state court cases filed suit in Grenada County Circuit Court against Koppers Inc., Beazer East, Three Rivers Management, Inc. and the Illinois Central Railroad Company. Plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. The defendants have answered the complaint.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received three notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. The first notice relates to environmental issues related to the condition of certain property associated with the Auckland, New Zealand operations of Koppers Arch Wood Protection (NZ) Limited. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to this matter until further notice. The two other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $10.8 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Other Matters. In January 2009, the Company received a questionnaire from the India Ministry of Commerce and Industry inquiring about the Company’s sales of carbon black into the Indian market. The Association of Carbon Black Manufacturers contend that carbon black manufacturers from a number of countries including Australia are dumping carbon black into the Indian market and they are seeking the imposition of dumping duties on a retrospective basis. The Company has responded to the questionnaire.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$—	$0.4
Reversal of reserves	—	(0.3)
Cash expenditures	—	(0.2)
Currency translation	—	0.1

Balance at end of period	$—	$—

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

Domestic Environmental Matters. Koppers Inc. is named as a potentially responsible party (a “PRP”) at two CERCLA Superfund sites and believes it is a minor participant in each of the sites. The Company has provided a reserve for CERCLA sites totaling $0.2 million as of March 31, 2009.

The Company has been named as a PRP at a third site, the Portland Harbor CERCLA site located on the Willamette River in Oregon. The Company has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The Company currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs and have submitted a plan to conduct the remediation on this site. The Company has provided a reserve for this matter totaling $1.6 million as of March 31, 2009.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $1.6 million as of March 31, 2009.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.3 million and the owner of the adjacent property will contribute $4.6 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.3 million at March 31, 2009.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, the soil remediation is substantially complete. In the fourth quarter of 2006, a Phase II environmental assessment was completed that indicated estimated groundwater remediation costs of between $0.5 million and $1.7 million. No remediation work has commenced to date. With respect to the second facility in Thornton, Australia, a draft remediation action plan has been developed to address contaminated soil and groundwater contamination. The Company has reserved $3.1 million for remediation costs at these sites which represents its best estimate of groundwater and remaining soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	March 31, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$11.7	$12.5
Expense	—	1.9
Reversal of reserves	—	(0.1)
Cash expenditures	(0.1)	(1.4)
Currency translation	(0.2)	(1.2)

Balance at end of period	$11.4	$11.7

Expense for 2008 consisted primarily of accruals related to the Thornton site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the Company’s business, see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

The Company is a leading integrated global provider of carbon compounds and commercial wood treatment products. The Company’s products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. The Company serves its customers through a comprehensive global manufacturing and distribution network, which includes manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark.

The Company operates two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”). The Company believes that its CM&C business is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The CM&C business processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. The Company believes that its R&UP business is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

The CM&C business has entered into a number of strategic transactions during the last two years to expand and focus on its core business related to coal tar distillation and derived products. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established which has constructed and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. The Company holds a 30 percent investment in TKK which is expected to commence production in the second quarter of 2009. In November 2008, the Company completed a project to expand the capacity of its existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons.

On October 1, 2008, the Company sold its 95 percent interest in Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. Monessen is a metallurgical furnace coke facility. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Accordingly the financial statements and earnings per share have been restated for prior periods. Monessen was part of the Carbon Materials & Chemicals business segment.

Outlook

Trend Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for the Company’s products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts selling prices and margins for certain of the Company’s products including carbon black feedstocks and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; (v) low margins in the utility pole business; and (vi) changes in foreign exchange rates.

The Company’s businesses and results of operations have been impacted by the downturn in the global economy in late 2008 and the Company expects that these negative trends will continue in 2009. Certain key end markets have experienced significant global reductions in demand that will negatively impact the demand for the Company’s products. In late 2008 and continuing into 2009 the Company has seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, as well as other products, that represent markets in which the Company’s products are consumed. Management is watching these markets very closely and believes that there will be uncertainty regarding the levels of production going forward. Due to the nature of the Company’s end markets, management believes that some level of demand improvement may occur as government stimulus is introduced.

In recent months, several aluminum smelters have been temporary idled or closed. Management expects the trend of closing or reducing production at higher cost smelters to continue as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. As an example, specific closures of aluminum smelters have occurred in North America and Europe that will negatively impact volumes in those geographic areas; at this time the Company can not predict if or when these idled smelters will return to production. However, the Company believes it is well positioned to supply the new Middle Eastern smelters of its customers due to the Company’s capacity expansions in China.

Koppers expects to produce lower volumes in 2009 in many of its products which will impact the capacity utilization at its facilities. Lower throughput volumes combined with increasing pressure for price reductions have led the Company to review its capacity utilization and has resulted in production cutbacks at certain facilities, which will result in lower margins. If these trends continue, the Company may temporarily idle or permanently close facilities. Utility pole markets are expected to continue to remain competitive with resulting low margins. The Company will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market.

Several of the Company’s products, particularly carbon black feedstocks and phthalic anhydride, have end market pricing that is linked to benchmark oil indices. During the past few years the Company has benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 the Company experienced significant price and profit declines for these products that management expects will continue in 2009.

The availability of a key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. The Company’s ability to obtain coal tar and the price the Company is able to negotiate has a significant impact on the level of profitability of the Company’s business. Most notably the Company has continued to see price increases in North America for coal tar due to lower availability and the pricing terms in the Company’s raw material purchasing contracts. Many of the Company’s sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed the Company to generally maintain profit dollars in its core businesses. However, significant increases in raw material costs will result in margin dilution because only the increased cost of the raw material is passed on to the customer.

The North American railroad market has experienced better stability than the Company’s other end markets in recent months; however, continued negative economic trends could impact the demand for crossties from the short line railroads as well as the Class 1 railroads. Additionally, lumber availability and pricing were negatively impacted in 2008 by weather conditions as well as the depressed markets for furniture and hardwood flooring caused by the dramatic decline in the U.S. housing market. While weather conditions are difficult to predict, it is likely that housing will remain depressed during 2009 and may result in continued difficulties related to cost and availability for crossties.

Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Great Britain, Europe, Denmark and China. In late 2008 and continuing into 2009 the Company saw those trends begin to reverse. Exchange rates for currencies in Australia, Great Britain, Europe, Denmark, and to a lesser extent, China, have changed significantly and will negatively impact sales and profits in 2009 compared to 2008. For example, unfavorable changes in exchange rates for the first quarter of 2009 reduced the Company’s sales by approximately $23 million, or seven percent, as compared to the first quarter of 2008. In addition, the Company expects continued volatility in these exchange rates that could impact management’s ability to accurately predict future levels of sales and profits.

Seasonality and Effects of Weather on Operations

The Company’s quarterly operating results fluctuate due to a variety of factors that are outside of its control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of the Company’s products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results. Historically, the Company’s operating results have been significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. The Company expects this seasonality trend to continue in future periods.

Results of Operations

Consolidated Results

Net sales for the three months ended March 31, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$145.5	$222.5	-35%
Railroad & Utility Products	127.2	108.7	+17%

	$272.7	$331.2	-18%

CM&C net sales decreased by $77.0 million or 35 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+6%	-11%	-4%	-9%
Distillates(b)	-2%	-2%	-1%	-5%
Coal Tar Chemicals(c)	-4%	-3%	-1%	-8%
Other(d)	-2%	-7%	-4%	-13%

Total CM&C	-2%	-23%	-10%	-35%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased in the U.S. and Australia as customer prices were increased in response to higher raw material costs. Offsetting this increase were lower sales volumes in the U.S. of seven percent, Europe of three percent and Australia of two percent. The volume decreases are due to slowing worldwide demand for aluminum products.

Distillate pricing for carbon black feedstock decreased two percent in Europe and one percent in China due to lower average worldwide oil prices. The decrease in distillate sales volume is due primarily to lower carbon black feedstock sales in Europe and Australia totaling two percent.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices in China and Europe totaling two percent were experienced. Lower volumes of phthalic anhydride of three percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, carbon black volumes decreased three percent and miscellaneous other products decreased four percent each as compared to the prior year quarter.

R&UP net sales increased by $18.5 million or 17 percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+6%	+5%	—%	+11%
TSO Crossties(b)	+3%	+2%	—%	+5%
Distribution Poles	+1%	-1%	-1%	-1%
Other(c)	+3%	—%	-1%	+2%

Total R&UP	+13%	+6%	-2%	+17%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled six percent and ten percent, respectively, in the quarter ended March 31, 2009. The first quarter of 2008 was negatively impacted from capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather. Partially offsetting the volume increase in railroad crossties was a decrease of five percent in treated railroad crosstie sales, as volume reductions for sales to commercial customers more than offset volume increases for the Class 1 railroads.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended March 31, 2009 as compared to 83 percent for the quarter ended March 31, 2008. Overall, cost of sales decreased by $41.8 million when compared to the prior year period due primarily to lower CM&C production volumes and foreign exchange.

Depreciation and amortization for the quarter ended March 31, 2009 was $0.9 million lower when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were $2.4 million lower when compared to the prior year period primarily due to lower salary expense and lower discretionary spending as a result of programs to decrease spending to react to global economic issues.

Interest expense for the quarter ended March 31, 2009 was $0.7 million lower when compared to the prior year period primarily due to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Income taxes for the quarter ended March 31, 2009 were $4.7 million lower when compared to the prior year period primarily due to the decrease in pretax income of $12.7 million, despite an increase in the effective income tax rate. The Company’s effective income tax rate for the quarter ended March 31, 2009 was 41.5 percent as compared to the prior year period of 38.5 percent. The increase in the effective tax rate is primarily due to the recognition deferred tax expense on foreign dividends from current year estimated earnings.

Segment Results

Segment operating profit for the three months ended March 31, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$6.5	$25.0	-74%
Railroad & Utility Products	12.3	7.2	+71%
Corporate	(0.4)	(0.4)	—%

	$18.4	$31.8	-42%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	4.5%	11.2%	-6.7%
Railroad & Utility Products	9.7%	6.6%	+3.1%

	6.7%	9.6%	-2.9%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended March 31, 2009 and 2008 is summarized in the following table:

	Three months ended March 31,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$69.1	$93.4	-26%
Europe	33.6	67.9	-51%
Australia	27.4	43.7	-37%
China	18.4	17.7	+4%
Intrasegment	(3.0)	(0.2)	+1,400%

	$145.5	$222.5	-35%

Operating profit:
North America	$5.0	$13.5	-63%
Europe	0.2	5.1	-96%
Australia	0.1	4.9	-98%
China	1.2	1.3	-8%
Intrasegment	—	0.2	-100%

	$6.5	$25.0	-74%

North American CM&C sales decreased by $24.3 million due primarily to lower volumes for carbon pitch and phthalic anhydride totaling $21.3 million and lower prices for phthalic anhydride totaling $5.2 million. These decreases were partially offset by higher prices for carbon pitch and creosote of $8.1 million. Operating profit as a percentage of net sales decreased to seven percent from 15 percent between periods reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride in the first quarter of 2009.

European CM&C sales decreased by $34.3 million due primarily to lower prices for carbon black feedstock and benzole of $11.9 million and lower volumes for carbon pitch totaling $7.3 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $10.6 million. Operating profit as a percentage of net sales decreased to one percent from eight percent between periods reflecting the impact of significantly lower sales volumes in the first quarter of 2009.

Australian CM&C sales decreased by $16.3 million due primarily to lower volumes for carbon pitch and carbon black totaling $10.3 million. These decreases were partially offset by higher prices for carbon pitch and carbon black totaling $7.6 million. Currency exchange rate changes resulted in a reduction of sales totaling $10.8 million. Operating profit as a percentage of net sales was one percent for the three months ended March 31, 2009 as compared to 11 percent for the prior period reflecting the impact of significantly lower sales volumes in the first quarter of 2009.

Chinese CM&C sales increased by $0.7 million due primarily to higher volumes of carbon pitch totaling $3.6 million partially offset by lower pricing for carbon black feedstock and naphthalene totaling $3.3 million. Operating profit as a percentage of net sales was seven percent for the three months ended March 31, 2009 and the three months ended March 31, 2008.

Railroad & Utility Products operating profit for the quarter ended March 31, 2009 increased by $5.1 million as compared to the prior period primarily as a result of higher sales of treated and untreated railroad crossties and TSO crossties. Operating profit as a percentage of net sales increased to ten percent from seven percent between periods due to higher production and procurement levels for railroad crossties.

Cash Flow

Net cash provided by operating activities was $21.6 million for the quarter ended March 31, 2009 as compared to net cash provided by operating activities of $2.4 million for the quarter ended March 31, 2008. The increase of $19.2 million in net cash provided by operations is due primarily to flat growth in working capital requirements due to lower CM&C raw material purchasing demands as a result of the global reduction in demand for aluminum products and other manufacturing-related products.

Net cash used by investing activities was $3.8 million for the quarter ended March 31, 2009 as compared to net cash used by investing activities of $4.1 million for the quarter ended March 31, 2008. Capital expenditures in 2009 are expected to total approximately $23 million.

Net cash used by financing activities was $4.5 million for the quarter ended March 31, 2009 as compared to net cash used by financing activities of $4.8 million for the quarter ended March 31, 2008. There were no borrowings or repayments of the revolving credit facility for the quarter ended March 31, 2009.

Dividends paid were $4.5 million in the quarter ended March 31, 2009 as compared to dividends paid of $3.5 million for the quarter ended March 31, 2008. Dividends paid in the quarter ended March 31, 2009 reflect a dividend rate of 22 cents per common share as compared to 17 cents per common share for the prior period.

On May 6, 2009, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2009 to shareholders of record as of May 18, 2009.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally, the revolving credit facility requires compliance with all financial covenants and availability of at least $35.0 million and leverage ratio less than 2.0 times under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of March 31, 2009, dividends available to be declared based on covenant restrictions under the Senior Discount Notes amounted to $131.4 million. As of March 31, 2009, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $123.7 million.

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

As of March 31, 2009, the Company has $284.4 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2009, $14.7 million of commitments were utilized by outstanding letters of credit.

The following table summarizes Koppers’ estimated liquidity as of March 31, 2009 (dollars in millions):

Cash and cash equivalents	$76.2
Amount available under revolving credit facility	284.4
Amount available under other credit facilities	6.5

Total estimated liquidity	$367.1

Our estimated liquidity was $352.7 million at December 31, 2008. The increase in estimated liquidity from that date is due primarily to an increase in cash during the three months ended March 31, 2009.

As of March 31, 2009, the Company has $200.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under Koppers Holdings’ registration statement on Form S-3 filed in 2007.

In February 2008, the Company’s board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by the Company based on a number of factors including the market price of the Company’s common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. As of March 31, 2009, the Company has $54.3 million remaining under this program.

The Company’s need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. The Company may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2009, excluding acquisitions, are expected to total approximately $23 million. The Company believes that its cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company’s expenditures and service its indebtedness, the Company would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Monessen for the three months ended March 31, 2008 have not been restated in the consolidated statement of cash flows. The net cash inflows of discontinued operations totaled $0.5 million for the three months ended March 31, 2008.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.1.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75.

¡	The domestic interest coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 3.0.

The Company is currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At March 31, 2009, Koppers Inc. had $185.8 million outstanding of Senior Secured Notes (excluding adjustment for a related interest rate swap) and Koppers Holdings had $191.2 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, the Company’s ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

Legal Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Environmental and Other Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2009:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	—	$—	—	—
March 1 – March 31	624	$12.36	624	—	(1)

(1)	Under the terms of the Company’s Long-Term Incentive Plan, restricted stock units granted in 2007 vest ratably each year through 2010 for most participants. Upon the vesting of a portion of these restricted stock units, each employee who holds these restricted stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

See description of the limitations on the payment of dividends in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.

ITEM 5. OTHER INFORMATION

On February 16, 2009, our board of directors adopted our 2009 Senior Management Corporate Incentive Plan (the “Corporate Plan”) and our 2009 Management Incentive Plan (the “Business Unit Plan”), which are the company’s annual bonus/cash incentive plans. The Corporate Plan is funded based on a combination of the Company’s basic earnings per share calculated according to generally accepted accounting principles, subject to any adjustments approved by the board of directors (“EPS”) and value creation measured at the consolidated company level compared to targeted levels established at the beginning of each year. Value creation is defined as the amount of our earnings (before interest and taxes) which exceed a pre-defined level. The pre-defined level is determined by multiplying the value of the assets invested in the corporation by 15 percent. The Corporate Plan provides that 60 percent of the pool is funded by EPS performance and 40 percent is funded by corporate value creation. In the past, the Corporate Plan provided that if the EPS threshold was not met, then the pool would not be funded and no amounts would be paid out under the plan, regardless of the value creation achieved (the “Circuit Breaker”). The 2009 Corporate Plan does not include this Circuit Breaker feature so that under the 2009 Corporate Plan the amount payable for the value creation component can be paid without regard to the EPS component and the amount payable for the EPS component can be paid without regard to the value creation component.

The Business Unit Plan is similar to the Corporate Plan, except that the amount of the aggregate bonus/incentive pool payable under the Business Unit Plan is established based entirely on the achievement of value creation goals at each business unit; EPS is not part of the calculation for the business unit plans.

The preceding description of the Corporate Plan and the Business Unit Plan is qualified and supplemented in all respects by the plan documents, which are attached hereto as Exhibit 10.41 and 10.43 and are incorporated herein by reference.

The Company’s description of the bonuses awarded to the named executive officers under the 2008 Senior Management Corporate Incentive Plan and 2008 Management Incentive Plan is provided in our definitive proxy statement for our 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 1, 2009 and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.41	2009 Senior Management Corporate Incentive Plan

10.43	2009 Management Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 7, 2009	By:	/S/ BRIAN H. MCCURRIE

Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)