Form 10-Q
period 2009-09-30
Koppers Holdings Inc.
filed 2009-11-05
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2009 amounted to 20,454,872 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$289.8	$369.4	$854.1	$1,075.9
Cost of sales (excluding items below)	237.5	295.2	709.9	877.0
Depreciation and amortization	6.1	6.4	18.4	19.7
Selling, general and administrative expenses	13.0	16.1	40.9	49.6

Operating profit	33.2	51.7	84.9	129.6
Other loss	(0.3)	(0.2)	(0.5)	(0.5)
Interest expense	10.0	10.8	30.2	32.3

Income before income taxes	22.9	40.7	54.2	96.8
Income taxes	5.8	15.5	19.7	36.1

Income from continuing operations	17.1	25.2	34.5	60.7
Income from discontinued operations, net of tax benefit of $—, $1.0, $— and $3.0	—	0.9	—	3.9
Loss on sale of discontinued operations, net of tax benefit of $—, $—, $0.2 and $—	—	—	(0.3)	—

Net income	17.1	26.1	34.2	64.6
Net income attributable to noncontrolling interests	0.7	0.6	2.0	1.6

Net income attributable to Koppers	$16.4	$25.5	$32.2	$63.0

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.80	$1.21	$1.59	$2.85
Discontinued operations	—	0.04	(0.01)	0.19

Earnings per basic common share	$0.80	$1.25	$1.58	$3.04

Diluted –
Continuing operations	$0.80	$1.20	$1.58	$2.84
Discontinued operations	—	0.04	(0.01)	0.19

Earnings per diluted common share	$0.80	$1.24	$1.57	$3.03

Weighted average shares outstanding (in thousands):
Basic	20,454	20,535	20,443	20,735
Diluted	20,584	20,617	20,532	20,812
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$130.9	$63.1
Short-term investments	4.5	1.7
Restricted cash	—	4.2
Accounts receivable, net of allowance of $0.4 and $0.5	121.2	112.1
Inventories, net	163.4	171.8
Deferred tax assets	2.6	2.6
Other current assets	15.4	16.9

Total current assets	438.0	372.4
Equity in non-consolidated investments	5.3	6.0
Property, plant and equipment, net	144.9	144.8
Goodwill	62.2	58.4
Deferred tax assets	59.9	56.0
Other assets	19.2	23.5

Total assets	$729.5	$661.1

Liabilities
Accounts payable	$78.8	$82.1
Accrued liabilities	71.3	61.8
Dividends payable	4.5	4.5
Short-term debt and current portion of long-term debt	187.7	0.2

Total current liabilities	342.3	148.6
Long-term debt	200.8	374.7
Accrued postretirement benefits	78.7	75.7
Other long-term liabilities	35.3	36.1

Total liabilities	657.1	635.1
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,124,212 and 21,097,443 shares issued	0.2	0.2
Additional paid-in capital	127.2	126.6
Retained deficit	(19.3)	(37.8)
Accumulated other comprehensive loss	(22.5)	(47.4)
Treasury stock, at cost, 669,340 and 668,716 shares	(23.6)	(23.6)

Total Koppers stockholders’ equity	62.0	18.0
Noncontrolling interests	10.4	8.0

Total equity	72.4	26.0

Total liabilities and equity	$729.5	$661.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities
Net income	$34.2	$64.6
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	19.9	20.8
Loss on disposal of fixed assets	0.7	0.1
Deferred income taxes	(4.9)	8.2
Equity income, net of dividends received	1.4	0.7
Change in other liabilities	9.2	(0.9)
Non-cash interest expense	14.0	12.7
Stock-based compensation	1.7	2.8
Other	0.4	3.2
(Increase) decrease in working capital:
Accounts receivable	(1.5)	(24.1)
Inventories	19.5	(16.7)
Accounts payable	(5.2)	(14.1)
Accrued liabilities and other working capital	3.2	1.0

Net cash provided by operating activities	92.6	58.3
Cash provided by (used in) investing activities:
Capital expenditures	(11.2)	(26.5)
Net cash proceeds (payments) from divestitures and asset sales	(1.1)	0.3

Net cash used in investing activities	(12.3)	(26.2)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	—	201.3
Repayments of revolving credit	—	(195.5)
Repayments of long-term debt	(0.1)	(9.0)
Repurchases of Common Stock	—	(19.9)
Dividends paid	(13.5)	(12.7)

Net cash used in financing activities	(13.6)	(35.8)
Effect of exchange rate changes on cash	1.1	0.1

Net increase (decrease) in cash and cash equivalents	67.8	(3.6)
Add: Cash of assets held for sale at beginning of year	—	0.6
Less: Cash of assets held for sale at end of period	—	(1.3)
Cash and cash equivalents at beginning of year	63.1	16.9

Cash and cash equivalents at end of period	$130.9	$12.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. The Company has evaluated all subsequent events through November 5, 2009, the date the financial statements were issued. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2008 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2008.

2. Accounting Changes

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Consolidation Topic, Accounting Standards Codification (“ASC”) 810-10-45-16 effective January 1, 2009. ASC 810-10-45-16 changes the classification of noncontrolling interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the reporting of net income related to noncontrolling interest has changed from past practice. Under the new standard, net income encompasses the total income before the deduction of net income attributable to noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions.

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Applying the Acquisition Method effective January 1, 2009. SFAS No. 141(R) is codified in ASC 805, Business Combinations. SFAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model.

The Company adopted ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments effective June 30, 2009. ASC 825-10-65-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheet at fair value. Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only annually. With the issuance of this guidance, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheet at fair value. The adoption of the standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective June 30, 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is codified in ASC 855, Subsequent Events. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

3. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$130.9	$130.9	$67.3	$67.3
Short-term investments	4.5	4.5	1.7	1.7
Investments and other assets(a)	1.4	1.4	3.2	3.2
Financial liabilities:
Long-term debt (including current portion)	$396.8	$388.5	$325.4	$374.9

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies and the interest rate swap fair value adjustment. At September 30, 2009, the interest rate swap is valued at $0.1 million and cash surrender values on insurance policies totaled $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

Debt – The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

4. Dividends

On November 4, 2009, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 8, 2010 to shareholders of record as of November 16, 2009.

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

Net sales and operating profit from discontinued operations for the three and nine months ended September 30, 2009 and September 30, 2008 consist of the following amounts:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions)
Net sales	$—	$16.9	$—	$50.2
Operating profit (loss)	—	(0.1)	—	1.0

Diluted earnings (loss) per share:
Income from discontinued operations	$—	$0.04	$—	$0.19
Loss on sale of discontinued operations	—	—	(0.01)	—

Earnings per common share – discontinued operations	$—	$0.04	$(0.01)	$0.19

6. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions)
Net income	$17.1	$26.1	$34.2	$64.6
Other comprehensive income (loss):
Change in currency translation adjustment	7.0	(23.0)	23.1	(10.0)
Change in unrecognized pension transition asset, net of tax	(0.1)	—	(0.2)	(0.1)
Change in unrecognized prior service cost, net of tax	(0.1)	0.1	(0.1)	0.1
Change in unrecognized pension net loss, net of tax	1.1	—	3.0	(0.3)

Total comprehensive income	25.0	3.2	60.0	54.3
Less: comprehensive income attributable to noncontrolling interests	1.6	0.7	2.9	2.2

Comprehensive income attributable to Koppers	$23.4	$2.5	$57.1	$52.1

The following tables present the change in equity for the nine months ended September 30, 2009 and September 30, 2008, respectively:

(Dollars in millions)	Total Koppers Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$18.0	$8.0	$26.0
Net income	32.2	2.0	34.2
Other comprehensive income	24.9	0.9	25.8
Issuance of common stock	0.6	—	0.6
Dividends to Koppers stockholders	(13.7)	—	(13.7)
Dividends to noncontrolling interests	—	(0.5)	(0.5)

Balance at September 30, 2009	$62.0	$10.4	$72.4

(Dollars in millions)	Total Koppers Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2008	$(23.3)	$9.4	$(13.9)
Net income	63.0	1.6	64.6
Other comprehensive income (loss)	(10.9)	0.6	(10.3)
Issuance of common stock	1.1	—	1.1
Repayment of receivable from Director	0.6	—	0.6
Dividends to Koppers stockholders	(13.6)	—	(13.6)
Dividends to noncontrolling interests	—	(2.7)	(2.7)
Repurchases of common stock	(19.9)	—	(19.9)

Balance at September 30, 2008	$(3.0)	$8.9	$5.9

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$16.4	$25.5	$32.2	$63.0
Less: Discontinued operations	—	0.9	(0.3)	3.9

Income from continuing operations attributable to Koppers	$16.4	$24.6	$32.5	$59.1

Weighted average common shares outstanding:
Basic	20,454	20,535	20,443	20,735
Effect of dilutive securities	130	82	89	77

Diluted	20,584	20,617	20,532	20,812

Earnings per common share – continuing operations:
Basic earnings per common share	$0.80	$1.21	$1.59	$2.85
Diluted earnings per common share	0.80	1.20	$1.58	2.84

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	103	46	243	37

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

The following table shows a summary of the performance stock units as of September 30, 2009:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,140	97,710
2008 – 2010	—	46,774	70,161
2009 – 2011	—	141,732	212,598

The following table shows a summary of the status and activity of nonvested stock awards for the nine months ended September 30, 2009:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2009	48,700	112,907	161,607	$31.82
Granted	70,527	144,327	214,854	$15.26
Credited from dividends	659	1,499	2,158	$39.21
Vested	(5,769)	—	(5,769)	$25.91
Forfeited	(1,730)	(2,595)	(4,325)	$15.26

Nonvested September 30, 2009	112,387	256,138	368,525	$22.50

Also on February 16, 2009, the board of directors awarded 142,704 stock options to certain executive officers which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date of February 20, 2009. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any nonvested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	103,312	$34.40
Granted	142,704	$15.26

Outstanding at September 30, 2009	246,016	$23.30	8.78	$2.1

Exercisable at September 30, 2009	—	$—	—	$—

Total stock-based compensation expense (income) recognized for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions)
Stock-based compensation expense (income) recognized:
Selling, general and administrative expenses	$(0.5)	$0.6	$1.7	$2.8
Less related income tax benefit (expense)	(0.2)	0.2	0.7	1.1

	$(0.3)	$0.4	$1.0	$1.7

In the third quarter of 2009, the Company reversed a portion of accrued stock-based compensation related to its performance stock unit awards.

For the nine months ended September 30, 2009, shares issued under the LTIP for board of director compensation totaled 21,000 shares. As of September 30, 2009, total future compensation expense related to non-vested stock-based compensation arrangements totaled $4.6 million and the weighted-average period over which this cost is expected to be recognized is approximately 24 months.

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black, naphthalene and carbon black feedstock. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Naphthalene is used in chemical products and as a surfactant in the production of concrete. Carbon black and carbon black feedstock are used in the production of rubber tires.

The Company’s Railroad & Utility Products segment provides various products and services to railroads, including treated and untreated crossties, track panels and switch pre-assemblies and disposal services. The segment also supplies treated wood poles to electric and telephone utilities and provides products to, and performs various wood treating services for, construction and other commercial applications.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$173.1	$245.0	$479.5	$718.4
Railroad & Utility Products	116.7	124.4	374.6	357.5

Total	$289.8	$369.4	$854.1	$1,075.9

Intersegment revenues:
Carbon Materials & Chemicals	$21.4	$19.7	$71.6	$54.4
Railroad & Utility Products	—	—	—	—

Total	$21.4	$19.7	$71.6	$54.4

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.3	$4.7	$13.0	$14.6
Railroad & Utility Products	1.8	1.7	5.4	5.1

Total	$6.1	$6.4	$18.4	$19.7

Operating profit:
Carbon Materials & Chemicals	$23.8	$44.5	$50.2	$106.8
Railroad & Utility Products	10.0	7.3	36.4	24.5
Corporate	(0.6)	(0.1)	(1.7)	(1.7)

Total	$33.2	$51.7	$84.9	$129.6

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$423.2	$402.1
Railroad & Utility Products	149.0	152.0
All other	157.3	107.0

Total	$729.5	$661.1

Goodwill:
Carbon Materials & Chemicals	$60.0	$56.6
Railroad & Utility Products	2.2	1.8

Total	$62.2	$58.4

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 24.8 percent and 37.9 percent for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate for the third quarter of 2009 differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (-6.5 percent) and tax return to provision adjustments (-4.8 percent). The impact on taxes on foreign earnings is primarily due to the decision to not repatriate current year earnings from Europe. With respect to the third quarter of 2008, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+2.3 percent).

Income taxes as a percentage of pretax income was 36.2 percent and 37.3 percent for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the first nine months of 2009 differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+2.0 percent) and state taxes (+1.6 percent) partially offset by the domestic production activities deduction (-1.7 percent). With respect to the first nine months of 2008, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+1.6 percent) and other permanent items (+0.8 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings and uncertain tax positions. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2009 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.3 million and $3.2 million, respectively. Unrecognized tax benefits totaled $4.1 million as of September 30, 2009 and December 31, 2008. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2009 and December 31, 2008, the Company had accrued approximately $1.0 million and $0.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of September 30, 2009 and December 31, 2008 are summarized in the table below:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Raw materials	$100.6	$99.6
Work in process	6.0	13.6
Finished goods	96.0	101.5

	202.6	214.7
Less revaluation to LIFO	39.2	42.9

Net	$163.4	$171.8

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2009 and December 31, 2008 are summarized in the table below:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Land	$6.7	$6.3
Buildings	22.4	21.0
Machinery and equipment	492.9	469.4

	522.0	496.7
Less accumulated depreciation	377.1	351.9

Net	$144.9	$144.8

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

Expense related to the Company’s defined contribution plan totaled $0.6 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively. Expense related to the Company’s other postretirement benefit plans totaled $0.2 for each of the three months ended September 30, 2009 and 2008, respectively, and $0.6 million for each of the nine months ended September 30, 2009 and 2008, respectively.

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions)
Service cost	$0.6	$1.0	$2.0	$2.6
Interest cost	2.7	2.9	7.9	8.9
Expected return on plan assets	(2.0)	(3.4)	(6.2)	(10.4)
Settlements	—	0.2	—	0.1
Amortization of prior service cost	—	—	0.2	0.2
Amortization of net loss	1.5	0.1	4.7	0.3
Amortization of transition asset	—	(0.1)	(0.2)	(0.3)

Net periodic benefit cost	$2.8	$0.7	$8.4	$1.4

14. Debt

Debt at September 30, 2009 and December 31, 2008 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2009	December 31, 2008
(Dollars in millions)
Revolving Credit Facility	—%	2012	$—	$—
Senior Secured Notes	9 7/8%	2013	187.5	187.8
Senior Discount Notes	9 7/8%	2014	200.6	186.6
Other debt, including capital leases	8.00%	Various	0.4	0.5

Total			388.5	374.9
Less short-term debt and current maturities of long-term debt			187.7	0.2

Long-term debt			$200.8	$374.7

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement, as amended and restated, provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of September 30, 2009, the Company had $231.9 million of unused revolving credit availability for working capital purposes after restrictions from various debt covenants, lien limitations and certain letter of credit commitments. As of September 30, 2009, $11.7 million of commitments were utilized by outstanding letters of credit.

Senior Secured Notes

The 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its revolving credit facility. On September 15, 2009, the Company provided notice to the holders of the Senior Secured Notes that it will redeem all of the outstanding Senior Secured Notes on October 15, 2009 at a redemption price of 103.292 percent of principal value. Accordingly, the Senior Secured Notes have been reclassified as a current liability as of September 30, 2009.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. In September 2009, the counterparty to the swap provided a notice of termination to the Company due to the pending redemption of the Senior Secured Notes. The swap termination premium of $1.6 million has been reflected as an increase to the carrying value of the Senior Secured Notes as of September 30, 2009. At December 31, 2008, the impact of the interest rate swap increased the carrying value of the Senior Secured Notes by $1.9 million.

See Note 19 to the Notes to Condensed Consolidated Financial Statements for additional information on the redemption of the Senior Secured Notes and the interest rate swap.

Senior Discount Notes

Koppers Holdings’ 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”) have a principal amount at maturity of $203.0 million. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each

Senior Discount Note increases from the date of issuance until November 15, 2009, at a rate of 9 7/8 percent per annum compounded semiannually such that on November 15, 2009 the accreted value will equal $203.0 million, the principal amount due at maturity. Subsequent to November 19, 2009, cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010.

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

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $21.5 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK and expires in 2013.

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$13.9	$18.1
Accretion expense	0.9	1.6
Revision in estimated cash flows, net	(0.2)	0.3
Expenses incurred	(1.0)	(6.0)
Currency translation	—	(0.1)

Balance at end of period	$13.6	$13.9

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$7.5	$8.2
Deferred revenue for sales of extended warranties	0.3	0.5
Revenue earned	(0.8)	(1.2)

Balance at end of period	$7.0	$7.5

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 108 plaintiffs in 60 cases pending as of September 30, 2009 as compared to 99 plaintiffs in 55 cases at December 31, 2008. As of September 30, 2009, there are a total of 54 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, Washington and Illinois, two cases pending in an Indiana state court and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 60 pending cases seek to recover compensatory damages, while plaintiffs in 48 cases also seek to recover punitive damages. The plaintiffs in the 54 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in Washington state court also seek damages in an unspecified amount. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 160 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers is defending one case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case involves 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 44 plaintiffs (six of whom have claims pending against only the BNSF) in the Moses cases. There are a total of ten plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. The Hensen case identifies a total of 93 plaintiffs, one of whom has a claim pending against only the BNSF. The Davis case involves one plaintiff. There are a total of 25 plaintiffs in the Baade case.

In addition to the cases pending in state court, the Company is currently defending one case that is pending on appeal in the United States Court of Appeals for the Fifth Circuit. That case, Bullard, involves a total of 144 plaintiffs who seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries. Seventy-seven of the plaintiffs in Bullard are also plaintiffs in Hensen, and twenty-one are plaintiffs in Gonzalez. The BNSF is also a named defendant in the Bullard case, along with three additional defendants.

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

Grenada – All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in federal court in Mississippi (see “Grenada – Federal Court Cases” below) and in state court in Mississippi (see “Grenada – State Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. The Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

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

The first of these trials commenced in April 2006, and the jury returned a verdict against Koppers Inc. for compensatory damages of 20 percent of $785,000 (after reduction by the court) and no liability for punitive damages. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit which granted a reversal of the district court’s judgment in June 2008. The second of these twelve cases is scheduled to go to trial on February 1, 2010.

In February 2009, the Company filed a petition with the United States Court of Appeals for the Fifth Circuit asking it to transfer the future trials of the Beck federal cases from Greenville, Mississippi to Oxford, Mississippi, where plaintiffs originally filed suit. In April 2009, a three judge panel of the Fifth Circuit granted the petition to transfer the trials to Oxford. The plaintiff’s motion for a rehearing en banc was denied on October 6, 2009.

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

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the claims of the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Plaintiffs’ counsel has not attempted to transfer any additional cases to Grenada County and defendants have filed motions to dismiss the remaining plaintiffs in the four non-Grenada County cases, which motions remain pending.

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. Subsequently 46 of the cases were dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations were entered in 40 of the cases. Plaintiffs appealed the summary judgment orders to the Mississippi Supreme Court, which has not yet ruled on the appeals. In the remaining 18 cases, on September 1, 2009, the Circuit Court granted the Company’s motions to dismiss or, in the alternative, for summary judgment, and subsequently denied the plaintiffs’ motion for reconsideration on October 5, 2009. Plaintiffs have also filed notices of appeal to the Mississippi Supreme Court in these 18 cases. One other case, the Harlow case, remains pending in Grenada County. In Harlow, the plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. Discovery is proceeding in that case.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received a number of notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. One notice relates to claims of allegedly defective poles supplied by Arch Wood Protection (NZ) Limited. The Company has been informed that the estimated cost of replacing the poles in question, if replacement is required, is approximately $1 million. The other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $7 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$—	$0.4
Reversal of reserves	—	(0.3)
Cash expenditures	—	(0.2)
Currency translation	—	0.1

Balance at end of period	$—	$—

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

Domestic Environmental Matters. The Company has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. The Company has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The Company currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, the Company was notified that it may be a PRP at the Newark Bay CERCLA site. The Company is currently evaluating its relationship to the CERCLA site. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have have commenced investigation on this site pursuant to a Plan submitted to the IEPA. The Company has provided a reserve for this matter totaling $1.6 million as of September 30, 2009.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the negotiation and execution of a consent order with the PADEP. Negotiations with respect to the consent order are continuing and may result in an increase in the amount of the fine payable by the Company. Accordingly, the Company has reserved the amount of the estimated settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $2.3 million related to the new sewer line and PADEP fine as of September 30, 2009.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $5.8 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.6 million at September 30, 2009.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, contaminated soil has been remediated and groundwater contamination has been detected. With respect to the second facility in Thornton, Australia, a remediation action plan is being developed to address contaminated soil and groundwater. The Company has reserved $3.8 million for remediation costs at these sites which represents its best estimate of groundwater and soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	September 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$11.7	$12.5
Expense	0.3	1.9
Reversal of reserves	—	(0.1)
Cash expenditures	(0.5)	(1.4)
Currency translation	1.3	(1.2)

Balance at end of period	$12.8	$11.7

18. Financial Information for Subsidiary Guarantors

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities including common stock, debt securities, preferred stock, depository shares and warrants, from time to time in one or more offerings with an aggregate offering price of up to $325 million. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or other guarantor subsidiaries which will correspond to subsidiaries in the United States, Europe and Australia. The non-guarantor subsidiaries consist of certain subsidiaries in the United States, China and Mauritius. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidated financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and September 30, 2008 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$179.0	$5.6	$98.3	$19.7	$(12.8)	$289.8
Cost of sales including depreciation and amortization	—	156.0	(7.9)	81.7	16.5	(2.7)	243.6
Selling, general and administrative	0.6	5.7	0.4	5.3	1.0	—	13.0

Operating profit	(0.6)	17.3	13.1	11.3	2.2	(10.1)	33.2
Other income (loss)	20.1	—	—	0.2	(0.5)	(20.1)	(0.3)
Interest expense (income)	5.1	5.4	—	1.0	(0.1)	(1.4)	10.0
Income taxes	(2.0)	4.2	0.1	3.0	0.5	—	5.8

Income from continuing operations	16.4	7.7	13.0	7.5	1.3	(28.8)	17.1
Discontinued operations	—	—	—	—	—	—	—
Noncontrolling interests	—	—	—	—	0.7	—	0.7

Net income attributable to Koppers	$16.4	$7.7	$13.0	$7.5	$0.6	$(28.8)	$16.4

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$231.5	$9.9	$121.1	$26.2	$(19.3)	$369.4
Cost of sales including depreciation and amortization	—	197.9	—	93.9	22.5	(12.7)	301.6
Selling, general and administrative	0.1	9.5	0.4	5.1	1.0	—	16.1

Operating profit	(0.1)	24.1	9.5	22.1	2.7	(6.6)	51.7
Other income (loss)	28.6	—	(0.1)	—	(0.1)	(28.6)	(0.2)
Interest expense (income)	4.6	6.6	0.1	2.5	0.1	(3.1)	10.8
Income taxes	(1.6)	13.4	0.1	5.5	(1.9)	—	15.5

Income from continuing operations	25.5	4.1	9.2	14.1	4.4	(32.1)	25.2
Discontinued operations	—	2.5	—	—	(1.6)	—	0.9
Noncontrolling interests	—	(0.1)	—	—	0.7	—	0.6

Net income attributable to Koppers	$25.5	$6.7	$9.2	$14.1	$2.1	$(32.1)	$25.5

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$564.1	$22.6	$251.8	$58.9	$(43.3)	$854.1
Cost of sales including depreciation and amortization	—	495.0	(3.1)	213.7	50.0	(27.3)	728.3
Selling, general and administrative	1.7	20.5	1.2	14.7	2.8	—	40.9

Operating profit	(1.7)	48.6	24.5	23.4	6.1	(16.0)	84.9
Other income (loss)	42.8	0.2	(0.2)	0.2	(0.7)	(42.8)	(0.5)
Interest expense (income)	14.5	16.7	—	2.8	(0.1)	(3.7)	30.2
Income taxes	(5.6)	17.4	0.2	6.1	1.6	—	19.7

Income from continuing operations	32.2	14.7	24.1	14.7	3.9	(55.1)	34.5
Discontinued operations	—	(0.3)	—	—	—	—	(0.3)
Noncontrolling interests	—	—	—	—	2.0	—	2.0

Net income attributable to Koppers	$32.2	$14.4	$24.1	$14.7	$1.9	$(55.1)	$32.2

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$645.5	$35.1	$372.5	$69.9	$(47.1)	1,075.9
Cost of sales including depreciation and amortization	—	558.4	1.3	300.7	60.6	(24.3)	896.7
Selling, general and administrative	1.7	25.8	1.0	17.8	3.3	—	49.6

Operating profit	(1.7)	61.3	32.8	54.0	6.0	(22.8)	129.6
Other income (loss)	72.7	—	(0.2)	—	(0.3)	(72.7)	(0.5)
Interest expense (income)	13.1	21.3	0.1	6.0	0.1	(8.3)	32.3
Income taxes	(5.1)	26.4	0.4	13.6	0.8	—	36.1

Income from continuing operations	63.0	13.6	32.1	34.4	4.8	(87.2)	60.7
Discontinued operations	—	2.5	—	—	1.4	—	3.9
Noncontrolling interests	—	(0.1)	—	—	1.7	—	1.6

Net income attributable to Koppers	$63.0	$16.2	$32.1	$34.4	$4.5	$(87.2)	63.0

Condensed Consolidating Balance Sheet

September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$88.8	$—	$34.2	$7.7	$—	$130.9
S-T investments & restricted cash	—	—	—	—	4.5	—	4.5
Accounts receivable, net	4.6	97.7	424.2	48.5	40.4	(494.2)	121.2
Inventories, net	—	86.4	—	68.7	9.2	(0.9)	163.4
Deferred tax assets	—	4.1	(1.5)	—	—	—	2.6
Other current assets	—	9.8	0.3	4.1	1.2	—	15.4

Total current assets	4.8	286.8	423.0	155.5	63.0	(495.1)	438.0
Equity investments	234.3	77.1	14.9	16.6	4.0	(341.6)	5.3
Property, plant and equipment, net	—	87.9	—	40.1	16.9	—	144.9
Goodwill	—	37.0	—	23.9	1.3	—	62.2
Deferred tax assets	26.1	74.3	(45.7)	4.6	0.6	—	59.9
Other noncurrent assets	2.7	15.0	—	0.1	1.4	—	19.2

Total assets	$267.9	$578.1	$392.2	$240.8	$87.2	$(836.7)	$729.5

LIABILITIES AND EQUITY
Accounts payable	$1.6	$445.7	$6.5	$92.8	$26.4	$(494.2)	$78.8
Accrued liabilities	3.7	12.4	13.9	28.4	17.4	—	75.8
Short-term debt and current portion of long-term debt	—	187.7	—	—	—	—	187.7

Total current liabilities	5.3	645.8	20.4	121.2	43.8	(494.2)	342.3
Long-term debt	200.6	0.2	—	—	—	—	200.8
Other long-term liabilities	—	75.0	—	7.9	31.1	—	114.0

Total liabilities	205.9	721.0	20.4	129.1	74.9	(494.2)	657.1
Koppers stockholders’ equity	62.0	(142.9)	371.8	111.7	1.9	(342.5)	62.0
Noncontrolling interests	—	—	—	—	10.4	—	10.4

Total liabilities and equity	$267.9	$578.1	$392.2	$240.8	$87.2	$(836.7)	$729.5

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$37.5	$—	$18.7	$6.9	$—	$63.1
S-T investments & restricted cash	—	—	—	(0.1)	6.0	—	5.9
Accounts receivable, net	4.6	94.4	388.0	42.5	40.7	(458.1)	112.1
Inventories, net	—	100.4	—	64.1	7.3	—	171.8
Deferred tax assets	—	4.1	(1.5)	—	—	—	2.6
Other current assets	—	10.1	—	5.9	0.9	—	16.9

Total current assets	4.6	246.5	386.5	131.1	61.8	(458.1)	372.4
Equity investments	180.2	77.0	15.6	13.2	4.0	(284.0)	6.0
Property, plant and equipment, net	—	92.3	—	35.2	17.3	—	144.8
Goodwill	—	37.0	—	20.1	1.3	—	58.4
Deferred tax assets	21.4	74.9	(45.7)	4.4	1.0	—	56.0
Other noncurrent assets	3.0	19.1	—	—	1.4	—	23.5

Total assets	$209.2	$546.8	$356.4	$204.0	$86.8	$(742.1)	$661.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$424.4	$5.9	$79.3	$30.5	$(458.1)	$82.1
Accrued liabilities	4.5	8.7	14.0	24.0	15.1	—	66.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	—	0.2

Total current liabilities	4.6	433.3	19.9	103.3	45.6	(458.1)	148.6
Long-term debt	186.6	188.1	—	—	—	—	374.7
Other long-term liabilities	—	72.1	—	7.4	32.3	—	111.8

Total liabilities	191.2	693.5	19.9	110.7	77.9	(458.1)	635.1
Koppers stockholders’ equity	18.0	(146.7)	336.5	93.3	0.9	(284.0)	18.0
Noncontrolling interests	—	—	—	—	8.0	—	8.0

Total liabilities and equity	$209.2	$546.8	$356.4	$204.0	$86.8	$(742.1)	$661.1

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$13.7	$75.9	$—	$14.4	$2.3	$(13.7)	$92.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(8.2)	—	(1.5)	(1.5)	—	(11.2)
Net cash proceeds (payments) from divestitures and asset sales	—	(1.1)	—	—	—	—	(1.1)

Net cash (used in) investing activities	—	(9.3)	—	(1.5)	(1.5)	—	(12.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(0.1)	—	—	—	—	(0.1)
Dividends paid	(13.5)	(13.7)	—	—	—	13.7	(13.5)

Net cash provided by (used in) financing activities	(13.5)	(13.8)	—	—	—	13.7	(13.6)
Effect of exchange rates on cash	—	(1.5)	—	2.6	—	—	1.1

Net increase (decrease) in cash and cash equivalents	0.2	51.3	—	15.5	0.8	—	67.8
Cash and cash equivalents at beginning of year	—	37.5	—	18.7	6.9	—	63.1

Cash and cash equivalents at end of period	$0.2	$88.8	$—	$34.2	$7.7	$—	$130.9

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$32.6	$43.1	$—	$14.3	$1.3	$(33.0)	$58.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(15.7)	—	(4.8)	(6.0)	—	(26.5)
Net cash proceeds (payments) from divestitures and asset sales	—	0.1	—	—	0.2	—	0.3

Net cash (used in) investing activities	—	(15.6)	—	(4.8)	(5.8)	—	(26.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	5.5	—	(8.7)	—	—	(3.2)
Dividends paid	(12.7)	(33.0)	—	—	—	33.0	(12.7)
Stock issued (repurchased)	(19.9)	—	—	—	—	—	(19.9)

Net cash provided by (used in) financing activities	(32.6)	(27.5)	—	(8.7)	—	33.0	(35.8)
Effect of exchange rates on cash	—	—	—	(0.1)	0.2	—	0.1

Net increase (decrease) in cash and cash equivalents	—	—	—	0.7	(4.3)	—	(3.6)
Add: Cash of assets held for sale at beginning of year	—	—	—	—	0.6	—	0.6
Less: Cash of assets held for sale at end of period	—	—	—	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of year	0.2	—	—	7.3	9.4	—	16.9

Cash and cash equivalents at end of period	$0.2	$—	$—	$8.0	$4.4	$—	$12.6

19. Subsequent Event

On October 15, 2009, the Company redeemed all of the outstanding Senior Secured Notes for $191.9 million which consists of the principal amount of $185.8 million and a call premium of $6.1 million. The redemption amount was financed by borrowings on the Revolving Credit Facility. In the fourth quarter of 2009, the Company will recognize a net charge of $7.6 million representing the call premium on the Senior Secured Notes of $6.1 million and the write-off the net deferred financing costs of $3.1 million, partially offset by a termination premium of $1.6 million related to the Company’s interest rate swap on the Senior Secured Notes that was terminated by the counterparty.

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

The Company operates two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”). The Company believes that its CM&C business is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The CM&C business processes coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood, the concrete industry and the production of plasticizers and specialty chemicals, respectively. The Company believes that its R&UP business is the largest North American supplier of railroad crossties. The Company’s other wood treatment products include the provision of utility poles to the electric and telephone utility industries.

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

In recent months, several aluminum smelters have been temporarily idled or closed. Management expects the trend of closing or reducing production at higher cost smelters to continue as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. As an example, specific closures of aluminum smelters have occurred in North America and Europe that have negatively impacted volumes in those geographic areas; at this time the Company cannot predict if or when these idled smelters will return to production. However, the Company believes it is well positioned to supply the new Middle Eastern smelters of its customers due to the Company’s capacity expansions in China.

Koppers expects to produce lower volumes in 2009 in many of its products which will impact the capacity utilization at its facilities. Lower throughput volumes combined with increasing pressure for price reductions have led the Company to review its capacity utilization and has resulted in production cutbacks at certain facilities, which has resulted in lower revenues and margins. If these trends continue, the Company may temporarily idle or permanently close facilities. The Company will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market.

Several of the Company’s products, particularly carbon black feedstocks and phthalic anhydride, have end market pricing that is linked to benchmark oil indices. During the past few years the Company has benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 the Company experienced significant price and profit declines for these products.

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

In July 2009, a boiler explosion occurred at Koppers’ 30 percent-owned company, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). TKK had commenced commercial operations in April 2009. Manufacturing operations were suspended while repairs were being conducted and operating permits were re-issued. Manufacturing operations resumed in mid-October 2009.

The North American railroad market has experienced better stability than the Company’s other end markets in recent months; however, continued negative economic trends could impact the demand for crossties from the short line railroads as well as the Class 1 railroads. In 2009 the Company has experienced a reduction in demand of crossties with respect to short line railroads. Partially offsetting this trend, Class I railroads accelerated crosstie replacement programs in the first half of 2009; however we have seen, and expect to continue to see, reductions in revenue for the second half of 2009 as crosstie replacement volumes moderate in line with annual maintenance programs. Additionally, lumber availability and pricing were negatively impacted in 2008 by weather conditions as well as the depressed markets for furniture and hardwood flooring caused by the dramatic decline in the U.S. housing market. While weather conditions are difficult to predict, it is likely that housing will remain depressed during 2009 and may result in continued difficulties related to cost and availability for crossties.

Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Great Britain, Europe, Denmark and China. In late 2008 and continuing into 2009 the Company saw those trends begin to reverse. Exchange rates for currencies in Australia, Great Britain, Europe, Denmark, and to a lesser extent, China, have changed significantly and will negatively impact sales and profits in 2009 compared to 2008. For example, unfavorable changes in exchange rates reduced the Company’s sales by approximately $8 million, or two percent, as compared to the third quarter of

2008 and approximately $47 million, or four percent, as compared to the first nine months of 2008. In addition, the Company expects continued volatility in these exchange rates that could impact management’s ability to accurately predict future levels of sales and profits.

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

Results of Operations – Comparison of Three Months Ended September 30, 2009 and 2008

Consolidated Results

Net sales for the three months ended September 30, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$173.1	$245.0	-29%
Railroad & Utility Products	116.7	124.4	-6%

	$289.8	$369.4	-22%

CM&C net sales decreased by $71.9 million or 29 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+1%	-11%	—%	-10%
Distillates(b)	-4%	-3%	-1%	-8%
Coal Tar Chemicals(c)	-3%	-3%	—%	-6%
Other(d)	-1%	-2%	-2%	-5%

Total CM&C	-7%	-19%	-3%	-29%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials volumes for carbon pitch decreased in the U.S. by nine percent and in Europe by three percent. The volume decreases are due to slowing worldwide demand for aluminum products and the related idling of a number of aluminum smelters to reduce aluminum supply.

Distillate pricing for carbon black feedstock decreased three percent in Europe due to lower average worldwide oil prices as compared to the prior year. The decrease in distillate sales volume is due primarily to lower creosote sales in the U.S. of four percent partially offset by higher carbon black feedstock sales in Europe totaling two percent.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices in Europe of one percent were experienced. Lower volumes of phthalic anhydride of three percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, volumes of commercial roofing and freight decreased one percent each as compared to the prior year quarter.

R&UP net sales decreased by $7.7 million or six percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	—%	-5%	—%	-5%
TSO Crossties(b)	-1%	+3%	—%	+2%
Distribution Poles	—%	-3%	—%	-3%
Other(c)	+4%	-4%	—%	—%

Total R&UP	+3%	-9%	—%	-6%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume decreases for untreated railroad crossties totaled two percent in the quarter ended September 30, 2009. Additionally, sales volume decreases of three percent were realized for treated railroad crossties. The volume reduction for treated crossties was primarily due to lower sales to commercial customers and was partially offset by an increase in sales to Class 1 railroads. Distribution pole sales in the U.S. decreased three percent due to lower volumes. With respect to other products, sales price increases for creosote of three percent were offset by sales volume decreases of other lumber products of three percent.

Cost of sales as a percentage of net sales was 82 percent for the quarter ended September 30, 2009 as compared to 80 percent for the quarter ended September 30, 2008. Overall, cost of sales decreased by $57.7 million when compared to the prior year period due primarily to lower CM&C and R&UP production volumes.

Depreciation and amortization for the quarter ended September 30, 2009 was $0.3 million lower when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the quarter ended September 30, 2009 were $3.1 million lower when compared to the prior year period primarily due to lower salary, incentive and benefit expenses and lower discretionary spending as a result of programs to decrease spending to react to global economic issues.

Interest expense for the quarter ended September 30, 2009 was $0.8 million lower when compared to the prior year period primarily due to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Income taxes for the quarter ended September 30, 2009 were $9.7 million lower when compared to the prior year period primarily due to the decrease in pretax income of $17.8 million and the impact of dividend repatriation assumptions related to European earnings. The Company’s effective income tax rate for the quarter ended September 30, 2009 was 24.8 percent as compared to the prior year period of 37.9 percent. The decrease in the effective tax rate is primarily due to the decision in the third quarter of 2009 to not repatriate current year European earnings.

Segment Results

Segment operating profits for the three months ended September 30, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$23.8	$44.5	-47%
Railroad & Utility Products	10.0	7.3	+37%
Corporate	(0.6)	(0.1)	+500%

	$33.2	$51.7	-36%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	13.7%	18.2%	-4.5%
Railroad & Utility Products	8.6%	5.9%	+2.7%

	11.5%	14.0%	-2.5%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended September 30, 2009 and 2008 are summarized in the following table:

	Three months ended September 30,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$70.7	$116.0	-39%
Europe	49.7	70.2	-29%
Australia	40.1	42.2	-5%
China	18.1	23.6	-23%
Intrasegment	(5.5)	(7.0)	-21%

	$173.1	$245.0	-29%

Operating profit:
North America	$11.9	$22.9	-48%
Europe	7.0	11.0	-36%
Australia	3.2	9.5	-66%
China	1.5	1.1	+36%
Intrasegment	0.2	—	n/a %

	$23.8	$44.5	-47%

North American CM&C sales decreased by $45.3 million due primarily to lower volumes for carbon pitch, creosote and phthalic anhydride totaling $38.5 million and lower prices for phthalic anhydride totaling $6.1 million. These decreases were partially offset by higher volumes for petroleum pitch and refined tar of $5.5 million. Operating profit as a percentage of net sales decreased to 17 percent from 20 percent between periods reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride in the third quarter of 2009.

European CM&C sales decreased by $20.5 million due primarily to lower volumes for carbon pitch and specialty chemicals of $8.1 million and lower prices for carbon black feedstock and naphthalene totaling $8.8 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $5.5 million. Operating profit as a percentage of net sales was 14 percent as compared to 16 percent between periods.

Australian CM&C sales decreased by $2.1 million due primarily to lower volumes for carbon black feedstock totaling $1.2 million and lower volumes of carbon black totaling $2.3 million. These decreases were offset by higher prices for carbon pitch totaling $3.5 million. Currency exchange rate changes resulted in a reduction of sales totaling $1.7 million. Operating profit as a percentage of net sales was eight percent for the three months ended September 30, 2009 as compared to 23 percent for the prior period reflecting higher raw material costs in the third quarter of 2009.

Chinese CM&C sales decreased by $5.5 million due primarily to lower prices of carbon pitch and carbon black feedstock totaling $4.3 million. Operating profit as a percentage of net sales was eight percent for the three months ended September 30, 2009 as compared to five percent for the three months ended September 30, 2008.

Railroad & Utility Products operating profit for the quarter ended September 30, 2009 increased by $2.7 million as compared to the prior period primarily as a result of higher prices for treated and untreated railroad crossties and TSO crossties. Operating profit as a percentage of net sales increased to nine percent from six percent between periods due to higher overall sales to Class 1 railroads.

Results of Operations – Comparison of Nine Months Ended September 30, 2009 and 2008

Consolidated Results

Net sales for the nine months ended September 30, 2009 and 2008 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$479.5	$718.4	-33%
Railroad & Utility Products	374.6	357.5	+5%

	$854.1	$1,075.9	-21%

CM&C net sales decreased by $238.9 million or 33 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+3%	-11%	-2%	-10%
Distillates(b)	-3%	-4%	-1%	-8%
Coal Tar Chemicals(c)	-3%	-3%	—%	-6%
Other(d)	-1%	-5%	-3%	-9%

Total CM&C	-4%	-23%	-6%	-33%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials pricing for carbon pitch increased four percent in the U.S. and Australia as customer prices were increased in response to higher raw material costs. Offsetting this increase were lower sales volumes of carbon pitch in the U.S. of eight percent and Europe of two percent. The volume decreases are due to slowing worldwide demand for aluminum products and the related idling of a number of aluminum smelters to reduce supply.

Distillate pricing for carbon black feedstock decreased three percent in Europe due to lower average worldwide oil prices. The decrease in distillate sales volume is due primarily to lower creosote sales in the U.S. totaling two percent and lower carbon black feedstock sales in Australia and Europe totaling one percent each.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices in Europe of one percent were experienced. Lower volumes of phthalic anhydride of two percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, miscellaneous other products and carbon black volumes decreased two percent and one percent, respectively, as compared to the prior year quarter.

R&UP net sales increased by $17.1 million or five percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+4%	-1%	—%	+3%
TSO Crossties(b)	+1%	+2%	—%	+3%
Distribution Poles	+1%	-2%	-1%	-2%
Other(c)	+3%	-2%	—%	+1%

Total R&UP	+9%	-3%	-1%	+5%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled three percent and five percent, respectively, in the nine months ended September 30, 2009. Partially offsetting the volume increase in railroad crossties was a decrease of six percent in treated railroad crosstie sales, as volume reductions for sales to commercial customers offset volume increases for the Class 1 railroads.

Cost of sales as a percentage of net sales was 83 percent for the nine months ended September 30, 2009 as compared to 82 percent for the nine months ended September 30, 2008. Overall, cost of sales decreased by $167.1 million when compared to the prior year period due primarily to lower CM&C production volumes and foreign exchange.

Depreciation and amortization for the nine months ended September 30, 2009 was $1.3 million lower when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $8.7 million lower when compared to the prior year period due primarily to lower salary, incentive and benefit expenses and lower discretionary spending as a result of programs to decrease spending to react to global economic issues.

Interest expense for the nine months ended September 30, 2009 was $2.1 million lower when compared to the prior year period primarily due to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Income taxes for the nine months ended September 30, 2009 were $16.4 million lower when compared to the prior year period primarily due to the decrease in pretax income of $42.6 million. The Company’s effective income tax rate for the nine months ended September 30, 2009 was 36.2 percent as compared to the prior year period of 37.3 percent.

Segment Results

Segment operating profits for the nine months ended September 30, 2009 and 2008 are summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$50.2	$106.8	-53%
Railroad & Utility Products	36.4	24.5	+49%
Corporate	(1.7)	(1.7)	—%

	$84.9	$129.6	-34%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	10.5%	14.9%	-4.4%
Railroad & Utility Products	9.7%	6.9%	+2.8%

	9.9%	12.0%	-2.1%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the nine months ended September 30, 2009 and 2008 are summarized in the following table:

	Nine months ended September 30,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$210.8	$315.3	-33%
Europe	128.3	212.0	-39%
Australia	102.1	133.3	-23%
China	54.6	66.1	-17%
Intrasegment	(16.3)	(8.3)	+96%

	$479.5	$718.4	-33%

Operating profit:
North America	$26.4	$53.7	-51%
Europe	12.3	24.9	-51%
Australia	7.8	24.5	-68%
China	4.6	3.7	+24%
Intrasegment	(0.9)	—	n/a %

	$50.2	$106.8	-53%

North American CM&C sales decreased by $104.5 million due primarily to lower volumes for carbon pitch, creosote, phthalic anhydride and freight totaling $100.3 million and lower prices for phthalic anhydride totaling $17.5 million. These decreases were partially offset by higher prices for carbon pitch and creosote of $15.1 million. Operating profit as a percentage of net sales decreased to 13 percent from 17 percent between periods reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride in the first nine months of 2009.

European CM&C sales decreased by $83.7 million due primarily to lower volumes of carbon pitch, carbon black feedstock and benzole of $24.8 million and lower prices for carbon black feedstock, naphthalene and benzole of $31.5 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $23.5 million. Operating profit as a percentage of net sales decreased to ten percent from 12 percent between periods reflecting the impact of significantly lower sales volumes in the first nine months of 2009.

Australian CM&C sales decreased by $31.2 million due primarily to lower volumes for carbon pitch, carbon black, naphthalene, and carbon black feedstock totaling $23.1 million. These decreases were partially offset by higher prices for carbon pitch totaling $14.9 million. Currency exchange rate changes resulted in a reduction of sales totaling $20.6 million. Operating profit as a percentage of net sales was eight percent for the nine months ended September 30, 2009 as compared to 18 percent for the prior period reflecting the impact of significantly lower sales volumes in the first nine months of 2009.

Chinese CM&C sales decreased by $11.5 million due primarily to lower prices for carbon pitch, carbon black feedstock and naphthalene totaling $9.8 million. Operating profit as a percentage of net sales was eight percent for the nine months ended September 30, 2009 as compared to six percent for the nine months ended September 30, 2008.

Railroad & Utility Products operating profit for the nine months ended September 30, 2009 increased by $11.9 million as compared to the prior period primarily as a result of higher sales prices for treated and untreated railroad crossties and TSO crossties. Operating profit as a percentage of net sales increased to ten percent from seven percent between periods due to higher production and procurement levels for railroad crossties.

Cash Flow

Net cash provided by operating activities was $92.6 million for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $58.3 million for the nine months ended September 30, 2008. The increase of $34.3 million in net cash provided by operations is due primarily to a reduction in working capital requirements due to lower

CM&C raw material purchasing demands as a result of the global reduction in demand for aluminum products and other manufacturing-related products.

Net cash used in investing activities was $12.3 million for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $26.2 million for the nine months ended September 30, 2008. The decrease is due to lower capital expenditures in 2009. Net cash payments from divestitures and asset sales of $1.1 million for the nine months ended September 30, 2009 primarily relates to final settlement of the Monessen transaction.

Net cash used in financing activities was $13.6 million for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $35.8 million for the nine months ended September 30, 2008. There were no borrowings or repayments of the revolving credit facility for the nine months ended September 30, 2009. The decrease is due primarily to repurchases of common stock in the prior year of $19.9 million.

Dividends paid were $13.5 million in the nine months ended September 30, 2009 as compared to dividends paid of $12.7 million for the nine months ended September 30, 2008. Dividends paid in the nine months ended September 30, 2009 reflect a quarterly dividend rate of 22 cents per common share.

On November 4, 2009, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 8, 2010 to shareholders of record as of November 16, 2009.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the 9 7 /8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”). The terms of Koppers Inc.’s revolving credit facility significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends is governed by a formula based on 50 percent of consolidated net income, among other things. Cash equity contributions from the sale of Koppers Holdings’ common stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the revolving credit facility.

The revolving credit facility requires compliance with all financial covenants and availability of at least $35.0 million and leverage ratio less than 2.0 times under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2009, dividends available to be declared based on covenant restrictions under the Senior Discount Notes exceed $100.0 million.

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

As of September 30, 2009, the Company has $231.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants, lien limitations and certain letter of credit commitments. As of September 30, 2009, $11.7 million of commitments were utilized by outstanding letters of credit.

The following table summarizes Koppers’ estimated liquidity as of September 30, 2009 (dollars in millions):

Cash and cash equivalents	$130.9
Amount available under revolving credit facility	231.9
Amount available under other credit facilities	7.3

Total estimated liquidity	$370.1

On October 15, 2009, the Company redeemed all of the outstanding Senior Secured Notes for $191.9 million which consists of the principal amount of $185.8 million and a call premium of $6.1 million. The redemption amount was financed by borrowings on the Revolving Credit Facility.

As of September 30, 2009, the Company has a $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under Koppers Holdings’ registration statement on Form S-3 filed in 2009.

In February 2008, the Company’s board of directors approved a common stock repurchase program. This program allows for the repurchase of up to $75.0 million of common stock from time to time in the open market. The program is scheduled to expire in February 2010. The timing of such purchases will be determined by the Company based on a number of factors including the market price of the Company’s common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions. As of September 30, 2009, the Company has $54.3 million remaining under this program.

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

Cash Flows from Discontinued Operations

The cash flows related to Monessen for the nine months ended September 30, 2008 have not been restated in the consolidated statement of cash flows. The net cash inflows of discontinued operations totaled $0.7 million for the nine months ended September 30, 2008.

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

At September 30, 2009, Koppers Inc. had $185.8 million outstanding of Senior Secured Notes (excluding adjustment for a related interest rate swap) and Koppers Holdings had $200.6 million outstanding of Senior Discount Notes. The Senior Secured Notes and Senior Discount Notes include customary covenants that restrict, among other things, the Company’s ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. As of September 30, 2009, the Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes and the Senior Discount Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

On November 4, 2009, the board of directors of Koppers Holdings Inc. elected Albert J. Neupaver to serve on the Company’s Audit Committee and the Management, Development and Compensation Committee.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 5, 2009	By:	/S/ BRIAN H. MCCURRIE

Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)