Form 10-K
period 2009-12-31
Koppers Holdings Inc.
filed 2010-02-19
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2009 was $526.4 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2010, 20,454,872 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2009 Annual Report

FORWARD-LOOKING INFORMATION

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in our communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

¡	general economic and business conditions;

¡	demand for our goods and services;

¡	availability of and fluctuations in the prices of key raw materials, including coal tar and timber;

¡	competitive conditions in the industries in which we operate;

¡	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

¡	our ability to operate within the limitations of our debt covenants;

¡	interest rate fluctuations and other changes in borrowing costs;

¡	other capital market conditions, including foreign currency rate fluctuations;

¡	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;

¡	potential impairment of our goodwill and/or long-lived assets;

¡	parties who are obligated to indemnify us for legal and environmental liabilities fail to perform under their legal obligations;

¡	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

¡	the effects of competition, including locations of competitors and operating and market competition;

¡	unfavorable resolution of litigation against us; and

¡	the other factors set forth under “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. We undertake no obligation to publicly update or revise any forward looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

General

In this report, unless otherwise noted or the context otherwise requires, (i) the term “Koppers”, the “Company”, “we” or “us” refers to Koppers Holdings Inc. and its consolidated subsidiaries, (ii) the term “KH” refers to Koppers Holdings Inc. and not any of its subsidiaries and (iii) the term “KI” refers to Koppers Inc. and not any of its subsidiaries. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. Koppers Holdings Inc. has substantially no operations independent of Koppers Inc. and its subsidiaries. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities.

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark.

We operate two principal business segments: Carbon Materials & Chemicals and Railroad & Utility Products.

Our operations are, to a substantial extent, vertically integrated. Through our Carbon Materials & Chemicals business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Two of our customers, CSX Corporation and Alcoa, Inc., each represent greater than ten percent of our consolidated sales.

Carbon Materials & Chemicals

Carbon pitch, naphthalene, and creosote are produced through the distillation of coal tar, a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50 percent), chemical oils (approximately 20 percent) and creosote (approximately 30 percent). The diagram below shows the streams derived from coal tar distillation:

Our Carbon Materials & Chemicals business (“CM&C”) manufactures the following principal products:

¡	carbon pitch, a critical raw material used in the production of aluminum and steel;

¡	naphthalene, used for the production of phthalic anhydride and as a surfactant in the production of concrete;

¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints;

Koppers Holdings Inc.    2009 Annual Report

¡	creosote and carbon black feedstock, used in the treatment of wood or as a feedstock in the production of carbon black, respectively; and

¡	carbon black, used primarily in the manufacture of rubber tires.

Carbon Pitch

Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Approximately one ton of carbon pitch is required for every 10 tons of aluminum produced and there are currently no known viable substitutes for carbon pitch in the aluminum production process. Over 90 percent of our carbon pitch is sold to the aluminum industry, typically under long-term contracts ranging from three to five years. Many of these long-term contracts have provisions for periodic pricing reviews. We have been a leading supplier of carbon pitch to the aluminum industry for over 20 years, and we believe we are the largest producer of carbon pitch for the aluminum industry. Competitive factors in the carbon pitch market include price, quality, service and security of supply. We believe we have a competitive advantage based on our global presence and long-term raw material supply contracts.

Naphthalene & Phthalic Anhydride

Chemical oils are further processed to produce naphthalene which we sell into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs. In the United States, we also use naphthalene as a feedstock in the manufacture of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. We believe our ability to utilize our internally produced naphthalene gives us a more stable supply and generally lower-cost feedstock for the production of phthalic anhydride.

Creosote, Carbon Black & Carbon Black Feedstock

In the United States, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad & Utility Products business. In Australia, China and Europe, creosote is sold primarily into the carbon black market for use as a feedstock in the production of carbon black. In Australia, the majority of creosote generated at our tar distillation facility is sold to our carbon black facility. In Europe and China creosote is also sold to wood treaters. Globally, approximately one-third of our total creosote production was sold internally in 2009. Our wood treating plants in the United States purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in these markets that is integrated in this fashion. The remainder of our creosote is sold to railroads and other wood treaters.

Other Products

Other products include the sale of refined tars, benzole and specialty chemicals.

Our CM&C business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers. Our nine coal tar distillation facilities including joint ventures and six carbon materials terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products.

Railroad & Utility Products

Our Railroad & Utility Products business (“R&UP”) sells treated and untreated wood products and services primarily to the railroad and public utility markets in the United States and Australia. We also produce concrete crossties, a complementary product to our wood treatment business, through a joint venture in the United States.

Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The R&UP business operates 14 wood treating plants, one co-generation facility and 12 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

Our R&UP business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices which account for more than 50 percent of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our Carbon Materials & Chemicals business.

We believe we are the largest supplier of railroad crossties in North America. There are several principal regional competitors in this North American market. Competitive factors in the railroad crosstie market include price, quality, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers.

Our R&UP business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 21 million replacement crossties (both wood and non-wood) purchased during 2009. We currently supply all seven of the North American Class I railroads and have contracts with six of them.

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

We have a number of principal competitors in the U.S. utility products market. There are few barriers to entry in the utility products market, which consists primarily of regional wood treating companies operating small to medium-size plants and serving local markets.

Equity Investments

KSA Limited Partnership, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to our wood treatment crosstie business. We own 50 percent of KSA, with the other 50 percent owned by subsidiaries of Heidelberg Cement AG. KSA Limited Partnership also provides concrete turnouts for rail traffic switching and used crosstie rehabilitation.

Koppers Holdings Inc.    2009 Annual Report

Tangshan Koppers Kailuan Carbon Chemical Company (“TKK”) is a coal tar distillation facility located in China in the Hebei Province near the Jingtang Port. We hold a 30 percent investment in TKK which commenced production in the second quarter of 2009.

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. Expenditures for research and development were $2.0 million, $2.8 million and $2.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign operations, the laws of foreign countries in which we operate, political and economic conditions in international markets and fluctuations in foreign exchange rates.

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

We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2009 and 2008 were $10.7 million and $9.4 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $6.7 million and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $12.5 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $11.5 million for 2010. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations. See Note 19 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2009, we had 552 salaried employees and 1,064 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	265	429	694
Railroad & Utility Products	213	631	844
Administration	74	4	78

Total Employees	552	1,064	1,616

Of our employees, approximately 65 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 300 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees. The seven labor agreements that expire in 2010 cover approximately 25 percent of our total labor force.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Form 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – SEC Filings. The contents of our internet site are not incorporated by reference into this document.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. Our business is subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations.

Risks Related to Our Business

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flows.

Starting in 2008 and continuing in 2009, the U.S and global economy have undergone a sudden, sharp economic downturn. Global credit and capital markets have experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. Consumer confidence and spending are down significantly and the rates of unemployment and underemployment are increasing. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. Several large financial institutions have either failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations. Our business and

Koppers Holdings Inc.    2009 Annual Report

operating results for 2008 and 2009 were affected by these global economic issues. Many of our customers have experienced (and will likely continue to experience) deterioration of their business. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If the global economic recession continues for an extended period or deteriorates significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $300.0 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2009, we had $164.7 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement.

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

At December 31, 2009, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $237 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our stockholder’s equity and could affect compliance with the covenants in our debt agreements.

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

Our products are sold primarily in markets which historically have been cyclical, such as the aluminum, specialty chemical and utility industries.

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

¡

In addition to deregulation in the utility industry, utility pole demand has declined most recently due to the general downturn in the economy and its impact on utility companies’ operating and capital budgets.

We have experienced significant volatility linked to global economic issues in the past year that we more fully discuss in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability.

For the year ended December 31, 2009, our top ten customers accounted for approximately 55 percent of our net sales. During this period, our two largest customers each accounted for approximately 11 percent of our total net sales.

One of our largest customers has significantly reduced its purchases of carbon pitch starting in the fourth quarter of 2008 due to, we believe, global economic issues. In addition, this customer disclosed in July 2009 that it is actively evaluating competitive alternatives to increase the availability of coal tar pitch and to reduce the cost of coal tar pitch. The customer has disclosed that these alternatives include expanding the range of product specifications, expanding its global supply base for imported coal tar pitch and backward integration. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability if we are unable to sell these volumes to alternate customers at similar prices.

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

¡

The availability and cost of softwood and hardwood lumber are critical elements in our production of pole products and railroad crossties, respectively. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

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

Koppers Holdings Inc.    2009 Annual Report

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related use, storage and transportation of raw materials, products and wastes in our manufacturing facilities and our distribution centers, such as fires, explosions and accidents that could lead to a suspension or interruption of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our company as a whole. Other hazards include the following:

¡	piping and storage tank leaks and ruptures;

¡	mechanical failure;

¡	exposure to hazardous substances; and

¡	chemical spills and other discharges or releases of toxic or hazardous wastes, substances or gases.

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

¡

the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the EU in quantities of one tonne per year or more to register with a central European Chemicals Agency; and

¡	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2009 and December 31, 2008 were $10.7 million and $9.4 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $6.7 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $12.5 million. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties.

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

Future climate change regulation could result in increased operating costs and reduced demand for our products.

Although the United States has not ratified the Kyoto Protocol, a number of federal laws and regulations related to “greenhouse gas,” or “GHG,” emissions are being considered by the U.S. Environmental Protection Agency, or “EPA,” and in Congress. Various state and regional laws, regulations and initiatives have been enacted or are being considered. For example, on September 30, 2009, the EPA released a proposed rule that would impose requirements upon new and modified major stationary sources emitting more than 25,000 tons of GHG emissions per year. On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of GHGs in the United States. GHGs are certain gases, including carbon dioxide and methane, which may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17 percent (from 2005 levels) by 2020, and by over 80 percent by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s S-31 overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as coal, oil, refined petroleum products and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. It is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA.

In addition, our operations in the United Kingdom and Denmark are subject to binding caps on GHG emissions imposed by Member States of the European Union as a result of the European Commission’s directive implementing the Kyoto Protocol. Under this directive, companies receive from the relevant Member States set limitations on the levels of GHG emissions from their industrial facilities. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to meet the emissions caps is subject to significant monetary penalties. For the years 2008 through 2012, the European Commission significantly reduced the overall availability of allowances.

In 2008, Australia issued guidance outlining the components and rationale for its proposed carbon pollution reduction scheme, as well as associated timing. The plan calls for a cap and trade model with a medium-term target range of between five percent to 15 percent reduction in GHG by 2020. The reduction scheme aims to provide some assistance to emissions-intensive, trade-exposed companies based on the amount and intensity of its direct and indirect GHG emissions. Compliance under Australia’s reduction scheme was expected to begin in 2010, but legislation seeking to implement a reduction scheme was rejected by the Australian Senate in August 2009.

Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could cause an increase to our raw material costs, could require us to incur increased operating costs and could have an adverse effect on demand for our products.

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of KI in 1988, subject to certain limitations, Beazer East and Beazer Limited assumed the liability for and indemnified us against among other things certain clean-up liabilities for contamination occurring prior to the purchase date at

Koppers Holdings Inc.    2009 Annual Report

sites acquired from Beazer East and certain third-party claims arising from such contamination (the “Indemnity”). Beazer East and Beazer Limited (which are indirect subsidiaries of Heidelberg Cement AG) may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. The government and other third parties may have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we, among other things, paid Beazer East $7.0 million and agreed to share toxic tort litigation defense costs arising from sites acquired from Beazer East. Qualified expenditures under the Indemnity are not subject to a monetary limit.

The Indemnity provides for the resolution of issues between KI and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between KI and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties. Periodically, issues have arisen between KI and Beazer East and/or other indemnitors that have been resolved without arbitration. From time to time, KI and Beazer East have engaged in discussions that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

Without reimbursement under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income. Furthermore, without reimbursement, we could be required to record a contingent liability on our balance sheet with respect to environmental matters covered by the Indemnity, which could result in our having significant negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

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

We are subject to risks inherent in foreign operations, including additional legal regulation, changes in social, political and economic conditions.

We have operations in the United States, Australia, China, the United Kingdom and Denmark, and sell our products in many foreign countries. For the year ended December 31, 2009, net sales from products sold by our foreign subsidiaries accounted for approximately 35 percent of our total net sales.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Violations of these laws and regulations may result in civil or criminal penalties, including fines.

In addition, as a global business, we are also exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations. Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

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

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to such matters, which could result in us having significant negative net worth.

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

Koppers Holdings Inc.    2009 Annual Report

Labor disputes could disrupt our operations and divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

Of our employees, approximately 65 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 300 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees. In 2010 we will have seven labor agreements expire (including the agreement extended in 2009); these agreements cover approximately 25 percent of our total labor force. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our post-retirement obligations are currently underfunded. We expect to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2009, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $69 million. Our pension asset funding to total pension obligation ratio was 66 percent as of December 31, 2009. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated. In addition, our obligations for other post-retirement benefit obligations are unfunded and total approximately $14 million at December 31, 2009.

During the years ended December 31, 2009 and December 31, 2008, we contributed $3.4 million and $3.3 million, respectively, to our post-retirement benefit plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we had funding obligations of $0.1 million in 2009. However, we estimate that mandatory funding for this plan will be approximately $4 million in 2010, $12 million in 2011 and $10 million in 2012 unless legislative relief is granted.

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

Prior to the initial public offering which closed in February 2006, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will continue to support an active trading market on the New York Stock Exchange (the “NYSE”) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

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

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s revolving credit facility. Our ability to pay dividends is also limited by the indentures governing Koppers Inc.’s outstanding notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the

Koppers Holdings Inc.    2009 Annual Report

director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

Risks Relating to the Koppers Inc. 7 7/8% Senior Notes Due 2019 (the “Senior Notes”) and Other Indebtedness

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary.

We have and will continue to have a significant amount of indebtedness. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our obligations under the Senior Notes. Among other things, our substantial indebtedness could:

¡	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

¡	make it more difficult for us to satisfy our financial obligations, including those with respect to the Senior Notes;

¡	increase our vulnerability to general adverse economic and industry conditions;

¡

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

¡	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

¡	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, the indentures governing the Senior Notes and Koppers Inc.’s revolving credit facility contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the repayment of all of our debts.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of the Senior Notes indenture and Koppers Inc.’s revolving credit facility do not fully prohibit us from doing so. Koppers Inc.’s $300.0 million revolving credit facility permits additional borrowing and all of those borrowings would rank senior to the Senior Notes and the guarantees to the extent of the collateral securing such facility. In addition, the indenture relating to the Senior Notes will permit us to incur all of those borrowings under Koppers Inc.’s revolving credit facility and substantial additional indebtedness, including additional secured indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Although there can be no assurances, we believe that the cash provided by our operations will be sufficient to provide for our cash requirements for the foreseeable future. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

¡	refinance all or a portion of our debt, including the Senior Notes;

¡	obtain additional financing;

¡	sell some of our assets or operations;

¡	reduce or delay capital expenditures and acquisitions; or

¡	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse affect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

The covenants in Koppers Inc.’s revolving credit facility impose restrictions that may limit our ability to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

Koppers Inc.’s revolving credit facility contains minimum fixed charge coverage and maximum leverage ratios. Additionally, the facility includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Our ability to borrow under Koppers Inc.’s revolving credit facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we break any of these covenants, a default could occur. A default, if not waived, would entitle our lenders to declare all amounts borrowed under it immediately due and payable, which could also cause the acceleration of obligations under certain other agreements. In the event of acceleration of our outstanding

Koppers Holdings Inc.    2009 Annual Report

indebtedness, there can be no assurance that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

The Senior Notes are unsecured and are effectively subordinated to our current and future secured indebtedness.

The Senior Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2009, we have a $300.0 million secured revolving credit facility. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness. The Senior Notes do not have the right to any security interests in any collateral.

In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of the Senior Notes then outstanding. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of our secured indebtedness.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture or may be prohibited from making a repurchase offer required by the indenture.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. The source of funds for that purchase of Senior Notes will be available cash or cash generated from Koppers Inc. or its subsidiaries operations or other potential sources, including borrowings, sales of assets or equity financing. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Senior Notes or that restrictions in our other indebtedness will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the Senior Notes indenture.

Holders of Senior Notes may not be able to determine when a change of control giving rise to their right to have the Senior Notes repurchased by us has occurred following a sale of “substantially all” of our assets.

A change of control, as defined in the indenture governing the Senior Notes, requires us to make an offer to repurchase all outstanding Senior Notes. The definition of change of control includes a phrase relating to the sale, lease or transfer of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its Senior Notes as a result of a sale, lease or transfer of less than all of our assets to another individual, group or entity may be uncertain.

The claims of holders of Senior Notes will be structurally subordinated to claims of creditors of any of Koppers Inc’s subsidiaries that do not guarantee the notes.

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2009, the non-guarantor subsidiaries had approximately $85.4 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $397 million, or 35 percent of our net sales and approximately $47 million, or 50 percent of our operating profit, for the year ended December 31, 2009, and approximately $274 million, or 42 percent of our total assets as of December 31, 2009. Amounts are presented after giving effect to intercompany eliminations.

Federal or state laws allow courts, under specific circumstances, to void debts, including guarantees, and could require holders of Senior Notes to return payments received from guarantors.

The Senior Notes are guaranteed by Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. If a bankruptcy proceeding or lawsuit were to be initiated by unpaid creditors, the Senior Notes and the guarantees of the Senior Notes could come under review for federal or state fraudulent transfer violations. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, obligations under the Senior Notes or a guarantee of the Senior Notes could be voided, or claims in respect of the Senior Notes or a guarantee of the Senior Notes could be subordinated to all other debts of the debtor or that guarantor if, among other things, the debtor or the guarantor, at the time it incurred the debt evidenced by such Senior Notes or guarantee:

¡	received less than reasonably equivalent value or fair consideration for the incurrence of such debt or guarantee; and

¡	one of the following applies:

¡	it was insolvent or rendered insolvent by reason of such incurrence;

¡	it was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

¡	it intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by the debtor or guarantor under the Senior Notes or guarantee of the Senior Notes could be voided and required to be returned to the debtor or guarantor, as the case may be, or deposited in a fund for the benefit of the creditors of the debtor or guarantor.

The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a debtor or a guarantor would be considered insolvent if:

¡	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

¡

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

¡	it could not pay its debts as they become due.

We cannot be sure as to the standards that a court would use to determine whether or not a guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees of the Senior Notes would not be voided or subordinated to the guarantor’s other debt. If a guarantee was legally challenged, it could also be subject to the claim that, because it was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the guarantor were incurred for less than fair consideration. A court could thus void the obligations under a guarantee or subordinate a guarantee to a guarantor’s other debt or take other action detrimental to holders of the Senior Notes.

The trading price of the Senior Notes may be volatile.

After the registration of the Senior Notes, the trading price of the Senior Notes could be subject to significant fluctuations in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade debt securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.

If an active trading market does not develop for the Senior Notes, holders may not be able to resell them.

Prior to the registration of the Senior Notes, there was no public market for the Senior Notes. If no active trading market develops, holders may not be able to resell their Senior Notes at their fair market value or at all. Future trading prices of the Senior Notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities.

Koppers Holdings Inc.    2009 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Carbon Materials & Chemicals
Carbon pitch	Clairton, Pennsylvania	Owned
Carbon pitch	Follansbee, West Virginia	Owned
Carbon pitch(a)	Hebei Province, China	Leased
Carbon black	Kurnell, New South Wales, Australia	Leased
Carbon pitch	Longview, Washington	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch	Port Clarence, United Kingdom	Owned
Carbon pitch	Portland, Oregon	Leased
Carbon pitch	Scunthorpe, United Kingdom	Owned
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned
Carbon pitch	Tangshan, China	Leased

Railroad & Utility Products
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties, utility poles	Denver, Colorado	Owned
Railroad crossties, utility poles	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Green Spring, West Virginia	Owned
Railroad crossties, utility poles	Grenada, Mississippi	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Concrete crossties(b)	Portsmouth, Ohio	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

(a)	Ownership percentage is 30 percent.
(b)	Ownership percentage is 50 percent.

Our corporate offices are located in approximately 60,000 square feet of leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2018.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 4, 2010. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	63	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	53	Vice President, European Operations, Koppers Inc.
Donald E. Evans	44	Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals, Koppers Inc.
Kevin J. Fitzgerald	57	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Robert J. Howard	54	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	49	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	54	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	55	Vice President and General Manager, Railroad Products & Services, Koppers Inc.
Michael J. Mancione	43	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Mark R. McCormack	50	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	49	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
Louann E. Tronsberg-Deihle	46	Treasurer, Koppers Holdings Inc. and Koppers Inc.

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

Mr. Fitzgerald was elected Senior Vice President, Global Carbon Materials & Chemicals of Koppers Inc. in November 2006. Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials & Chemicals of Koppers Inc. in March 1998. Mr. Fitzgerald recently announced his expected retirement from Koppers Inc. effective April 30, 2010.

Mr. Howard was elected Vice President, Human Resources of Koppers Inc. in February 2009. In September 2006, Mr. Howard was appointed Vice President, Human Resources. Prior to joining Koppers Inc., Mr. Howard was Vice President, Human Resources and Administration of L.B. Foster Company Inc. (rail and piling supply and precast products) since May 2002.

Koppers Holdings Inc.    2009 Annual Report

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”. Prior to our initial public offering in February 2006, there was no established trading market for our common stock.

The number of registered holders of Koppers common shares at January 31, 2010 was 99.

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

Our ability to pay dividends is restricted by limitations on Koppers Inc.’s ability to finance such dividends, such limitations being imposed by Koppers Inc.’s credit agreement, the indenture governing Koppers Inc.’s 7 7/8% Senior Notes due 2019 (the “Senior Notes”) and by Pennsylvania law.

Because we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Koppers Inc., our only direct subsidiary, is a party to a credit agreement that restricts its ability to pay dividends to Koppers Holdings Inc.

Koppers Inc.’s credit agreement prohibits it from making dividend payments to us unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s Senior Notes and (2) no event of default or potential default has occurred or is continuing under the credit agreement. The indenture governing Koppers Inc.’s Senior Notes restricts its ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) a restricted subsidiary of Koppers Inc. which is not a guarantor under the indenture is not able to incur additional indebtedness (as defined in the indenture), and (3) the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2009 the basket totaled $139.3 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

Koppers Holdings Inc.    2009 Annual Report

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

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2009. The selected historical consolidated financial data for each of the five years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2009	2008	2007	2006	2005
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,124.4	$1,364.8	$1,255.6	$1,044.2	$913.4
Depreciation and amortization	24.8	30.0	29.5	29.6	28.4
Operating profit	94.9	130.2	125.1	79.0	69.0
Interest expense	36.3	42.6	45.9	46.9	51.7
Loss (gain) on extinguishment of debt (1)	22.4	(1.2)	—	14.4	—
Income from continuing operations	21.7	48.4	50.5	9.0	10.6
Income from discontinued operations(2)(3)	—	4.4	9.3	8.7	1.4
Gain on sale of Koppers Arch(2)	—	—	6.7	—	—
Gain (loss) on sale of Monessen(3)	(0.3)	85.9	—	—	—
Net income(4)	21.4	138.7	66.5	17.7	12.0
Net income attributable to Koppers(4)	18.8	138.0	63.3	15.2	9.9
Net income applicable to Koppers common shares	18.8	138.0	63.3	15.2	(19.1)
Earnings (Loss) Per Common Share Data:(5)(6)
Basic – continuing operations	$0.93	$2.31	$2.30	$0.39	$(7.28)
Diluted – continuing operations	0.92	2.30	2.29	0.36	(7.28)
Weighted average common shares outstanding (in thousands):(6)
Basic	20,446	20,651	20,768	19,190	2,907
Diluted	20,561	20,767	20,874	20,104	2,907
Balance Sheet Data:
Cash and cash equivalents(7)	$58.4	$63.1	$14.4	$21.3	$26.1
Total assets	644.4	661.1	669.3	649.4	551.8
Total debt	335.3	374.9	440.2	475.9	517.2
Other Data:
Capital expenditures:(8)	$18.0	$36.7	$23.2	$27.5	$21.1
Cash dividends declared per common share(6)	$0.88	$0.88	$0.68	$1.30	$3.19
Cash dividends declared per preferred share	—	—	—	—	12.68

(1)	Includes loss (gain) on the extinguishment of Senior Discount Notes and Senior Secured Notes in 2009, a portion of the Senior Secured Notes in 2008 and a portion of the Senior Discount Notes in 2006.

(2)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(3)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”). Monessen’s results of operations have been classified as a discontinued operation for all periods presented.

(4)	In connection with our initial public offering in February 2006, costs totaling $17.4 million were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).

(5)	Prior to the conversion of the senior convertible preferred stock into shares of common stock in connection with our initial public offering in February 2006, earnings per share were calculated in accordance with Emerging Issues Task Force No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, after giving effect to the 3.9799-for-one stock split.

Koppers Holdings Inc.    2009 Annual Report

(6)	Cash dividends declared per common share, earnings per common share and weighted average common shares outstanding give effect to a 3.9799-for-one stock split in January 2006.

(7)	Includes cash of discontinued operations as of December 31, 2007, 2006 and 2005.

(8)	Excludes capital expenditures by Koppers Arch, a discontinued operation, of $— million, $0.1 million, $0.8 million and $0.6 million and by Koppers Monessen, a discontinued operation, of $0.4 million, $1.0 million, $0.2 million and $1.3 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark.

We operate two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”).

Through our CM&C business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our R&UP business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Our CM&C business has entered into a number of strategic transactions during the last three years to expand and focus on its core business related to coal tar distillation and derived products. In December 2009, we announced that we had entered into a letter of intent to acquire Cindu Chemicals B.V., a coal tar distillation company located in the Netherlands. The acquisition may be completed in the first quarter of 2010. For the year ended December 31, 2008 (the last date such information is publicly available), Cindu’s revenues were approximately $70 million.

In May 2009, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) commenced the operation of a new tar distillation facility located in China in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. We hold a 30 percent investment in TKK. Finally, in November 2008, we completed a project to expand the capacity of our existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons.

On October 1, 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.0 million. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, were approximately $100.0 million. Monessen is a metallurgical furnace coke facility. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations.

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; (v) low margins in the utility pole business; and (vi) changes in foreign exchange rates.

Our businesses and results of operations have been impacted by the global recession starting in late 2008 and continuing through 2009. We expect that, although the global economy and our key end markets appear to have stabilized, we will continue to experience these negative trends in 2010 as improvement in our key end markets will emerge slowly over time.

Koppers Holdings Inc.    2009 Annual Report

Certain key end markets have experienced significant global reductions in demand that has negatively impacted our profitability for our products. Starting in late 2008 and continuing into 2009 we have seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, among others, that represent markets in which our products are consumed. We believe that there will continue to be uncertainty regarding the levels of production going forward.

In addition to reduced demand for our products, many of our customers are aggressively attempting to reduce their manufactured raw material costs. Accordingly, some of our customers are moving toward short-term pricing arrangements as opposed to long-term contracts with periodic pricing reviews.

In the past year we have seen the temporary idling or closure of several aluminum smelters, particularly in North America and Europe, as global production of aluminum declined by approximately six percent over 2008 levels. We expect the trend of closing or reducing production at higher cost smelters to continue as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. As an example we have seen specific closures in North America and Europe that will negatively impact volumes in those geographic areas; at this time we cannot predict if or when these idled smelters will return to production. However, we believe we are well positioned to supply the new Middle Eastern smelters due to our capacity expansions in China.

We produced lower volumes in 2009 as compared to 2008 in many of our products which impacted the capacity utilization at our facilities. We do not expect a dramatic recovery in production volumes during 2010. Lower throughput volumes combined with increasing pressure for price reductions has led us to review our capacity utilization and has resulted in production cutbacks, from time to time, at certain facilities, which will result in lower margins. If these trends continue, we may temporarily idle or permanently close facilities. For example, in December 2009 we announced the sale of our Gainesville utility pole treatment plant. Utility pole markets are expected to continue to remain competitive with resulting low margins. We will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and will reduce market share if warranted.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to benchmark oil indices. During the past few years we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 we saw significant price and profit declines for these products in 2009.

The availability of a key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs will result in margin dilution because only the increased cost of the raw material is passed on to the customer.

The North American railroad market has experienced better stability than our other end markets over the past year; however, continued negative economic trends could impact the demand for crossties from the short line railroads as well as the Class I railroads. Additionally, lumber availability and pricing were negatively impacted in 2009 by depressed markets for furniture and hardwood flooring caused by the dramatic decline in the U.S. housing market. It is likely that housing will remain depressed during 2010 and along with extreme weather conditions experienced in the first quarter of 2010, continued difficulties related to cost and availability of hardwoods for crossties may be experienced.

In 2010, we expect that capital spending in the railroad sector will be moderately lower and will be concentrated on maintenance projects as new construction has been deferred. While Class I railroad crosstie purchases are expected to remain at prior year levels, the commercial railroad market continues to be challenging and competitive due to the current economic climate.

Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Great Britain, Europe, Denmark and China. In late 2008 and continuing into 2009 we saw those trends begin to reverse. Exchange rates for currencies in Australia, Great Britain, Europe, Denmark, and to a lesser extent, China, have changed significantly and negatively impacted sales and profits in 2009 compared to 2008. For example, unfavorable changes in exchange rates reduced our sales by approximately $33 million or two percent in 2009 as compared to 2008. In addition, we expect continued volatility in these exchange rates that could impact our ability to accurately predict future levels of sales and profits.

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

Due to the concentration of our North American operating facilities in the eastern and mid-western portions of the United States, we have been negatively impacted by heavy snowstorm activity in January and February 2010. This has resulted in higher operating and logistics costs as well as lower production and shipments of our products at these locations. We expect that this will have a negative impact our results for the first quarter of 2010.

Results of Operations – Comparison of Years Ended December 31, 2009 and December 31, 2008

Consolidated Results

Net sales for the years ended December 31, 2009 and 2008 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$655.2	$892.0	-27%
Railroad & Utility Products	469.2	472.8	-1%

	$1,124.4	$1,364.8	-18%

CM&C net sales decreased by $236.8 million or 27 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+2%	-11%	-1%	-10%
Distillates(b)	-2%	-3%	—%	-5%
Coal Tar Chemicals(c)	-3%	-2%	—%	-5%
Other(d)	-1%	-4%	-2%	-7%

Total CM&C	-4%	-20%	-3%	-27%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials’ pricing for carbon pitch increased three percent in the U.S. and Australia as customer prices were increased in response to higher raw material costs. Offsetting this increase were lower sales volumes of carbon pitch in the U.S. of nine percent and Europe of two percent. The volume decreases are due to reduced worldwide demand for aluminum products and the related idling of a number of aluminum smelters to reduce supply.

Distillate pricing for carbon black feedstock decreased two percent in Europe due to lower average worldwide oil prices as compared to the prior year. The decrease in distillate sales volume is due primarily to lower creosote sales in the U.S. totaling two percent.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices of one percent in Europe were experienced. Lower volumes of phthalic anhydride of one percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, benzole and carbon black volumes decreased one percent each as compared to the prior year.

Koppers Holdings Inc.    2009 Annual Report

R&UP net sales decreased by $3.6 million or one percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	–4%	—%	-2%
TSO Crossties(b)	+1%	+1%	—%	+2%
Distribution Poles	—%	–2%	-1%	-3%
Other(c)	+4%	–2%	—%	+2%

Total R&UP	+7%	-7%	-1%	-1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled two and three percent, respectively for the year ended December 31, 2009. Offsetting the volume increase in railroad crossties was a decrease of six percent in treated railroad crossties sales, as volume reductions for sales to commercial customers offset volume increases for the Class I railroads. With respect to other products, higher creosote prices of three percent in the U.S. were realized.

Cost of sales as a percentage of net sales was 84 percent for both years ended December 31, 2009 and 2008. Overall, cost of sales decreased by $193.4 million when compared to the prior year period due primarily to lower CM&C production volumes and foreign exchange.

Depreciation and amortization for the year ended December 31, 2009 was $5.2 million lower when compared to the prior year period due to an impairment charge of $3.7 million in 2008 related to our glycerine refining plant in the United Kingdom.

Selling, general and administrative expenses for the year ended December 31, 2009 were $6.5 million lower when compared to the prior year period due primarily to lower salary, incentive, benefit expenses and lower discretionary spending as a result of programs to decrease spending to react to changing global economic conditions.

Interest expense for the year ended December 31, 2009 was $6.3 million lower when compared to the prior year period due primarily to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Loss on the extinguishment of debt was $22.4 million in 2009 and resulted from the tender offer and call of the Senior Discount Notes and the call of the Senior Secured Notes. The gain on extinguishment of debt of $1.2 million in 2008 resulted from the repurchase of Senior Secured Notes at a discount to principal value.

Income taxes for the year ended December 31, 2009 were $27.8 million lower when compared to the prior year period due primarily to the decrease in pretax income of $54.5 million and estimated taxes on unremitted European earnings for 2008. For the year ended December 31, 2009, European earnings were considered to be permanently reinvested and did not attract U.S. taxation. In 2008, we provided U.S. deferred tax on European earnings of approximately $18 million. Our effective income tax rate for the year ended December 31, 2009 was 38.8 percent as compared to the prior year period of 46.2 percent.

For the year ended December 31, 2009, although we had book income before taxes of $35.5 million, we incurred a U.S. taxable loss, for federal purposes, of $58.4 million due to the refinancing of the Senior Discount Notes. This taxable loss occurred due to the ability to deduct accrued but unpaid interest on the Senior Discount Notes for which we had previously provided deferred tax. As a result we have recorded an income tax receivable of $37.1 million as of December 31, 2009 to reflect the anticipated refunds of federal and state income taxes paid in 2009 and 2008.

Gain on sale of Monessen for the year ended December 31, 2008 represents the gain, net of tax expense, from the sale of our 95 percent interest in Monessen to ArcelorMittal S.A. on October 1, 2008. Effective as of this date, Monessen was classified as a discontinued operation in our statement of operations. The loss on sale of Monessen for 2009 represented sales price adjustments negotiated with the buyer.

Segment Results

Segment operating profit for the years ended December 31, 2009 and 2008 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$58.5	$108.2	-46%
Railroad & Utility Products	38.2	24.3	+57%
Corporate	(1.8)	(2.3)	-22%

	$94.9	$130.2	-27%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.9%	12.1%	-3.2%
Railroad & Utility Products	8.1%	5.1%	+3.0%

	8.4%	9.5%	-1.1%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2009 and 2008 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$270.4	$398.6	-32%
Europe	179.4	259.4	-31%
Australia	145.7	167.4	-13%
China	78.6	77.7	+1%
Intrasegment	(18.9)	(11.1)	+70%

	$655.2	$892.0	-27%

Operating profit:
North America	$18.3	$56.4	-68%
Europe	19.8	25.8	-23%
Australia	14.5	26.1	-44%
China	5.9	(0.1)	n/a %

	$58.5	$108.2	-46%

North American CM&C sales decreased by $128.2 million due primarily to lower volumes for carbon pitch, creosote and phthalic anhydride totaling $111.4 million in addition to lower freight of $11.1 million. Higher volumes of refined tar and petroleum pitch of $11.1 million partially offset these decreases. Operating profit as a percentage of net sales decreased to seven percent from 14 percent for the prior period reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride.

European CM&C sales decreased by $80.0 million due primarily to lower prices for carbon black feedstock, benzole and naphthalene totaling $29.9 million and lower volumes for carbon pitch, benzole and creosote totaling $24.0 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $21.1 million. Operating profit as a percentage of net sales increased to 11 percent from ten percent from the prior period.

Koppers Holdings Inc.    2009 Annual Report

Australian CM&C sales decreased by $21.7 million due primarily to lower volumes for carbon pitch, carbon black feedstock and carbon black totaling $17.5 million. These decreases were partially offset by higher prices for carbon pitch totaling $15.9 million. Currency exchange rate changes resulted in a reduction of sales totaling $10.6 million. Operating profit as a percentage of net sales was ten percent for the period as compared to 16 percent for the prior period reflecting the impact of lower sales volumes during 2009.

Chinese CM&C sales increased by $0.9 million due primarily to higher volumes of carbon black feedstock, carbon pitch and naphthalene totaling $12.4 million, partially offset by lower carbon pitch and carbon black feedstock prices of $12.2 million. Currency exchange rate changes contributed $0.9 million to increased sales. Operating profit as a percentage of net sales was eight percent and compared to breakeven for the prior period. The 2008 operating margin was negatively impacted by lower of cost of market write-downs of inventory.

Railroad & Utility Products sales for the twelve months ended December 31, 2009 decreased by $3.6 million as compared to the prior period primarily as higher sales volumes of treated crossties, untreated crossties and treating services to the Class I railroads of $22.3 million and higher prices for untreated crossties of $8.1 million were more than offset by lower volumes of treated crossties to commercial customers of $35.4 million. Operating profit as a percentage of net sales increased to eight percent from five percent between periods due to product mix, cost reduction initiatives and the impact in 2008 of additional operating costs due to a boiler outage at one of the Company’s wood treatment plants and the unplanned outage of an electricity cogeneration unit at another of the Company’s wood treatment plants.

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

R&UP net sales decreased by $6.7 million or one percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	+2%	-3%	-1%
TSO Crossties(b)	+2%	-1%	+1%
Distribution Poles	+1%	-1%	—%
Other(c)	+3%	-4%	-1%

Total R&UP	+8%	-9%	-1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales were negatively impacted by volume decreases of untreated railroad crossties totaling four percent for the year ended December 31, 2008 due to capital purchasing reductions by the Class I railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties pricing increased by one percent for the year ended December 31, 2008 as raw material price increases were passed on to customers. The price increase in other products is due primarily to higher creosote prices and transmission pole prices totaling two percent. The lower volumes in other products is due primarily to lower sales of untreated lumber products.

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

Selling, general and administrative expenses for the year ended December 31, 2008 were $7.5 million lower when compared to the prior year period due primarily to due diligence costs of $6.8 million incurred in 2007 related to a potential acquisition which was not consummated.

Interest expense for the year ended December 31, 2008 was $3.3 million lower when compared to the prior year period due primarily to lower average borrowings on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Monessen in October 2008.

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

Koppers Holdings Inc.    2009 Annual Report

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

Cash Flow

Net cash provided by operating activities was $112.3 million for the year ended December 31, 2009 as compared to net cash provided by operating activities of $51.9 million for the year ended December 31, 2008. Net cash provided by operating activities for 2008 includes income taxes paid in connection with the Monessen transaction of approximately $50 million. Excluding this amount, net cash flow from operating activities increased by approximately $10 million between periods due to reductions in inventories and accounts receivable.

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

Net cash used in investing activities was $20.8 million for the year ended December 31, 2009 as compared to net cash provided by investing activities of $120.7 million for the year ended December 31, 2008. Net cash proceeds from divestitures and asset sales in 2008 primarily represent the net cash proceeds from the sale of Monessen. Decreased capital spending in 2009 is primarily related to our plant expansion in China and increased environmental improvement spending at our U.S. wood treating plants during 2008. Acquisition expenditures in 2009 primarily represent an asset acquisition in our US R&UP business and capital contributions to Tangshan Koppers Kailuan Carbon Chemical Company Limited (TKK), our 30 percent-owned coal tar distillation joint venture in China. Acquisition expenditures in 2008 primarily related to capital contributions to TKK.

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

Net cash used in financing activities was $96.9 million for the year ended December 31, 2009 as compared to net cash used in financing activities of $123.1 million for the year ended December 31, 2008. Net repayments of debt totaled $70.8 million in the year ended December 31, 2009 as a result of refinancing the Senior Discount Notes and the Senior Secured Notes with borrowings under the revolving credit agreement, cash and the issuance of $300.0 million principal value Senior Notes.

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

Koppers Holdings Inc.    2009 Annual Report

Dividends paid were $18.0 million for the year ended December 31, 2009 as compared to dividends paid of $17.2 million for the year ended December 31, 2008. Dividends paid in the year ended December 31, 2009 reflect a quarterly dividend rate of 22 cents per common share.

On February 3, 2010, our board of directors declared a quarterly dividend of 22 cents per common share, payable on April 5, 2010 to shareholders of record as of February 16, 2010.

Liquidity and Capital Resources

Indebtedness as of December 31, 2009

On December 1, 2009, Koppers Inc. completed a private placement offering of $300.0 million aggregate principal amount of 7 7/8% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes are guaranteed by Koppers Holdings Inc., as parent guarantor, and certain subsidiaries of Koppers Inc. as additional guarantors. A portion of the net proceeds of the offering of the Senior Notes was used to finance a cash tender offer for, and a redemption of, Koppers Holdings’ remaining outstanding 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”), with remaining net proceeds used to repay outstanding debt under Koppers Inc.’s revolving credit facility and for general corporate purposes. In connection with the issuance of the Senior Notes, Koppers Inc. also amended its revolving credit agreement to extend the expiration date of the revolving credit facility to October 31, 2013 and to amend interest pricing and certain covenants.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. In addition, the terms of Koppers Inc.’s revolving credit facility and the terms of the Senior Notes indenture place restrictions on the amount of dividends it may pay to Koppers Holdings. The amount of permitted dividends under the revolving credit facility is generally limited by Koppers Inc.’s fixed charge coverage ratio covenant, among other terms. The amount of permitted dividends under the Senior Note indenture is primarily determined by a derived basket. The basket is based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary.

Notwithstanding the foregoing, the Senior Notes indenture permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of December 31, 2009, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $139.3 million.

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of December 31, 2009, the Company had $164.7 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2009, $12.3 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2009 (dollars in millions):

Cash and cash equivalents	$58.4
Amount available under revolving credit facility	164.7
Amount available under other credit facilities	7.1

Total estimated liquidity	$230.2

Our estimated liquidity was $352.7 million at December 31, 2008. The decrease in estimated liquidity from that date is due primarily to a decrease in availability under the revolving credit facility due to an increase in borrowing of $40.0 million under the revolving credit facility and other covenant restrictions.

As of December 31, 2009, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2010, excluding acquisitions, are expected to total approximately $26 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Monessen and Koppers Arch for the two years ended December 31, 2008 have not been restated in the consolidated statement of cash flows. Excluding cash proceeds from the sales of Monessen and Koppers Arch, the net cash inflows (outflows) of discontinued operations totaled $0.7 million and $(1.9) million for the years ended December 31, 2008 and 2007, respectively.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2009. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Later years
(in millions)
Long-term debt (including accretion)	$340.3	$0.2	$0.1	$40.0	$300.0
Interest on debt	246.9	25.8	51.7	51.3	118.1
Operating leases	111.0	38.8	48.2	15.8	8.2
Purchase commitments(1)	953.9	296.3	316.6	186.4	154.6

Total contractual cash obligations	$1,652.1	$361.1	$416.6	$293.5	$580.9

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $6 million in 2010. Due to the significant decline in asset values experienced in 2008 and the first quarter of 2009, we estimate that our mandatory funding requirements for our U.S. qualified pension plan, our largest defined benefit plan, will significantly increase in the following years unless legislative relief is granted. We estimate that mandatory funding for this plan will be approximately $12 million in 2011 and $10 million in 2012. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 16 of the Consolidated Financial Statements.

Koppers Holdings Inc.    2009 Annual Report

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2009. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Later years
(in millions)
Lines of credit (unused)	$171.8	$7.1	$—	$164.7	$—
Standby letters of credit	12.3	12.3	—	—	—

Total other commercial commitments	$174.1	$19.4	$—	$164.7	$—

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2009 was 2.0.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at December 31, 2009 was 2.65.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at December 31, 2009 was 0.07.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2009, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2009, 2008 and 2007, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $24.0, $(28.5) million and $11.1 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(1.9) million, $1.8 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the our financial results.

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

Inventories. In the United States, CM&C and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 63 percent of the FIFO inventory value at December 31, 2009 and 2008.

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

Deferred Tax Assets. At December 31, 2009 our balance sheet included $61.4 million of deferred tax assets, net of a $11.2 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

Koppers Holdings Inc.    2009 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2009 and 2008. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

At December 31, 2009 we had $295.3 million of fixed rate debt and $40.0 million of variable rate debt, and at December 31, 2008, we had $323.0 million of fixed rate debt and $50.0 million of variable rate debt (for 2008, including the effect of the interest rate swap). Our ratio of variable rate debt to fixed rate debt at December 31, 2009 was approximately 12 percent, reflecting a slight decrease in the ratio from 13 percent in the previous period. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2009 and 2008 would have increased the unrealized fair market value of the fixed rate debt by approximately $21.7 million and $19.4 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.4 million, holding other variables constant.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2009 and 2008, would be reductions of approximately $2.8 million and $3.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2009 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2009. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 45.

February 19, 2010

/s/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/s/    BRIAN H. MCCURRIE

Brian H. McCurrie

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 19, 2010

Koppers Holdings Inc.    2009 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 of Koppers Holdings Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 19, 2010

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions, except share and per share amounts)
Net sales	$1,124.4	$1,364.8	$1,255.6
Cost of sales (excluding items below)	946.6	1,140.0	1,028.9
Depreciation and amortization	24.8	30.0	29.5
Selling, general and administrative expenses	58.1	64.6	72.1

Operating profit	94.9	130.2	125.1
Other income (loss)	(0.7)	1.2	0.3
Interest expense	36.3	42.6	45.9
Loss (gain) on extinguishment of debt	22.4	(1.2)	—

Income before income taxes	35.5	90.0	79.5
Income taxes	13.8	41.6	29.0

Income from continuing operations	21.7	48.4	50.5
Income from discontinued operations, net of tax benefit of $3.0 and $2.8	—	4.4	9.3
Gain on sale of Koppers Arch, net of tax expense of $4.3	—	—	6.7
Gain on sale of Monessen, net of tax (benefit) expense of $(0.2) and $50.4	(0.3)	85.9	—

Net income	21.4	138.7	66.5
Net income attributable to noncontrolling interests	2.6	0.7	3.2

Net income attributable to Koppers	$18.8	$138.0	$63.3

Earnings (loss) per common share:
Basic —
Continuing operations	$0.93	$2.31	$2.30
Discontinued operations	(0.01)	4.37	0.75

Earnings per basic common share	$0.92	$6.68	$3.05

Diluted —
Continuing operations	$0.92	$2.30	$2.29
Discontinued operations	(0.01)	4.35	0.74

Earnings per diluted common share	$0.91	$6.65	$3.03

Weighted average common shares outstanding (in thousands):
Basic	20,446	20,651	20,768
Diluted	20,561	20,767	20,874
Dividends declared per common share	$0.88	$0.88	$0.68

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Net income	$21.4	$138.7	$66.5
Changes in other comprehensive income (loss):
Currency translation adjustment	24.0	(28.5)	11.1
Unrecognized pension transition asset, net of tax of $(0.1), $(0.1) and $(0.2)	(0.2)	(0.3)	(0.5)
Unrecognized pension prior service cost, net of tax of $–, $(0.1) and $(0.5)	(0.1)	(0.1)	(0.7)
Unrecognized pension net gain (loss), net of tax of $2.5, $(19.4) and $5.7	1.9	(30.5)	9.3

Total comprehensive income	47.0	79.3	85.7
Comprehensive income attributable to noncontrolling interests	3.5	1.3	3.3

Comprehensive income attributable to Koppers	$43.5	$78.0	$82.4

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2009 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$58.4	$63.1
Short-term investments	4.4	1.7
Restricted cash	—	4.2
Accounts receivable, net of allowance of $0.5 and $0.5	102.5	112.1
Income tax receivable	37.1	4.4
Inventories, net	152.7	171.8
Deferred tax assets	8.5	2.6
Other current assets	17.4	12.5

Total current assets	381.0	372.4
Equity in non-consolidated investments	4.7	6.0
Property, plant and equipment, net	149.3	144.8
Goodwill	61.6	58.4
Deferred tax assets	25.9	56.0
Other assets	21.9	23.5

Total assets	$644.4	$661.1

Liabilities
Accounts payable	$67.3	$82.1
Accrued liabilities	59.8	61.8
Dividends payable	4.5	4.5
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	131.8	148.6
Long-term debt	335.1	374.7
Accrued postretirement benefits	81.9	75.7
Other long-term liabilities	40.8	36.1

Total liabilities	589.6	635.1
Commitments and contingent liabilities (Note 19)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,124,212 and 21,097,443 shares issued	0.2	0.2
Additional paid-in capital	127.2	126.6
Retained deficit	(37.3)	(37.8)
Accumulated other comprehensive income (loss)	(22.7)	(47.4)
Treasury stock, at cost; 669,340 and 668,716 shares	(23.6)	(23.6)

Total Koppers stockholders’ equity	43.8	18.0

Noncontrolling interests	11.0	8.0

Total equity	54.8	26.0

Total liabilities and equity	$644.4	$661.1

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Cash provided by (used in) operating activities
Net income	$21.4	$138.7	$66.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	26.6	31.7	34.7
Loss (gain) on extinguishment of debt	22.4	(1.2)	—
Loss (gain) on sale of assets	0.6	(139.5)	(11.1)
Deferred income taxes	22.9	13.0	3.0
Non-cash interest expense	16.4	17.1	15.6
Equity income of affiliated companies, net of dividends received	2.0	0.8	0.3
Change in other liabilities	6.8	—	(6.9)
Stock-based compensation	2.5	3.7	1.9
Other	0.6	1.6	0.4
(Increase) decrease in working capital:
Accounts receivable	16.1	18.9	(17.9)
Inventories	31.5	(15.1)	(28.6)
Accounts payable	(16.8)	(16.8)	16.2
Accrued liabilities and other working capital	(40.7)	(1.0)	(8.0)

Net cash provided by operating activities	112.3	51.9	66.1
Cash provided by (used in) investing activities
Capital expenditures	(18.0)	(37.1)	(24.3)
Acquisitions	(2.2)	(2.9)	(4.1)
Net cash proceeds from divestitures and asset sales	(0.6)	160.7	11.9

Net cash provided by (used in) investing activities	(20.8)	120.7	(16.5)
Cash provided by (used in) financing activities
Borrowings of revolving credit	190.0	203.7	318.0
Repayments of revolving credit	(150.0)	(225.0)	(342.0)
Borrowings on long-term debt	294.9	—	—
Repayments on long-term debt	(405.7)	(62.0)	(20.8)
Issuances of Common Stock	—	0.6	—
Repurchases of Common Stock	—	(21.3)	(0.9)
Excess tax benefit from employee stock plans	—	0.8	1.2
Payment of deferred financing costs	(8.1)	(2.7)	—
Dividends paid	(18.0)	(17.2)	(14.1)

Net cash used in financing activities	(96.9)	(123.1)	(58.6)
Effect of exchange rates on cash	0.7	(0.8)	2.1

Net increase (decrease) in cash and cash equivalents	(4.7)	48.7	(6.9)
Add: Cash of assets held for sale at beginning of year	—	0.6	2.5
Less: Cash of assets held for sale at end of year	—	—	(0.6)
Cash and cash equivalents at beginning of year	63.1	13.8	18.8

Cash and cash equivalents at end of year	$58.4	$63.1	$13.8

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$19.8	$24.2	$29.1
Income taxes	26.1	74.0	25.0
Noncash investing and financing activities:
Capital leases	—	0.5	—

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2009 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	$0.2	$0.2	$0.2

Additional paid-in capital
Balance at beginning of year	$126.6	$124.4	$122.4
Employee stock plans	0.6	2.2	2.0

Balance at end of year	$127.2	$126.6	$124.4

Receivable from Director
Balance at beginning of year	$—	$(0.6)	$(0.6)
Repayment	—	0.6	—

Balance at end of year	$—	$—	$(0.6)

Retained deficit
Balance at beginning of year	$(37.8)	$(157.6)	$(206.5)
Net income attributable to Koppers	18.8	138.0	63.3
Common Stock dividends	(18.3)	(18.2)	(14.2)
Adoption of accounting standards	—	—	(0.2)

Balance at end of year	$(37.3)	$(37.8)	$(157.6)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	$(2.5)	$26.6	$15.6
Change in currency translation adjustment	23.1	(29.1)	11.0

Balance at end of year	20.6	(2.5)	26.6
Unrecognized pension transition asset:
Balance at beginning of year	0.9	1.2	1.7
Change in unrecognized pension asset, net of tax	(0.2)	(0.3)	(0.5)

Balance at end of year	0.7	0.9	1.2
Unrecognized pension prior service cost:
Balance at beginning of year	(0.4)	(0.3)	0.4
Change in unrecognized pension prior service cost, net of tax	(0.1)	(0.1)	(0.7)

Balance at end of year	(0.5)	(0.4)	(0.3)
Unrecognized pension net loss:
Balance at beginning of year	(45.4)	(14.9)	(24.2)
Change in unrecognized pension net loss, net of tax	1.9	(30.5)	9.3

Balance at end of year	(43.5)	(45.4)	$(14.9)

Total balance at end of year	$(22.7)	(47.4)	$12.6

Treasury stock
Balance at beginning of year	$(23.6)	$(2.3)	$(1.4)
Purchases	—	(21.3)	(0.9)

Balance at end of year	$(23.6)	$(23.6)	$(2.3)

Total Koppers stockholders’ equity (deficit) – end of year	$43.8	$18.0	$(23.3)

Noncontrolling interests
Balance at beginning of year	$8.0	$9.4	$12.2
Net income attributable to noncontrolling interests	2.6	0.7	3.2
Dividends to noncontrolling interests	(0.5)	(2.7)	(2.0)
Business disposition	—	—	(4.1)
Currency translation adjustment	0.9	0.6	0.1

Balance at end of year	$11.0	$8.0	$9.4

Total equity (deficit) – end of year	$54.8	$26.0	$(13.9)

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Inc., formerly known as Koppers Industries, Inc., and its subsidiaries on a consolidated basis for periods up until November 18, 2004 and Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis for periods from and including November 18, 2004, when Koppers Holdings became the parent of Koppers Inc. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. as of December 31, 2009. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s revolving credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

Business description – The Company is a global integrated producer of carbon compounds and treated and untreated wood products and services for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. The Company’s business is operated through two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, naphthalene, phthalic anhydride, creosote, carbon black feedstock and carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon black is used primarily in the production of rubber tires.

The Company’s Railroad & Utility Products segment sells treated and untreated wood products and services primarily to the railroad and public utility markets. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles and pilings. The segment also produces concrete crossties through a joint venture.

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations. The Company has evaluated all subsequent events through February 19, 2010, the date the financial statements were issued.

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

Koppers Holdings Inc.    2009 Annual Report

separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Currency translation gains released to income totaled $2.8 million for the year ended December 31, 2007 and related to the sale of Koppers Arch Investments Pty Limited and its subsidiaries.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(1.9) million, $1.8 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of SEC Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2009, 2008 and 2007 amounted to $119.1 million, $98.9 million and $111.1 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.0 million in 2009, $2.8 million in 2008 and $2.8 million in 2007.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less.

Restricted cash – Restricted cash includes cash that is required to be held on deposit by a bank and is not available for immediate withdrawal.

Accounts receivable – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.5 million and $0.5 million as of December 31, 2009 and 2008, respectively.

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 63 percent of the FIFO inventory value at December 31, 2009 and 2008.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2009 and 2008 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Insurance – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2009 and 2008, the Company reversed $1.9 million and $2.0 million, respectively, of insurance loss reserves as a result of favorable loss trends related to self-insured claims. Such reversals increased operating profit in both periods. Insurance loss reserves accrued at December 31, 2009 and 2008 totaled $12.1 million and $11.9 million, respectively.

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

During 2004, the Company entered into an interest rate swap agreement to convert the fixed rate on a portion ($50.0 million) of Koppers Inc.’s Senior Secured Notes to a floating rate based on six-month LIBOR rates plus a specified spread. On October 15, 2009 and concurrent with the redemption of the Senior Secured Notes, the swap was terminated which resulted in a gain of $1.6 million. The swap agreement required semiannual cash settlements of interest paid or received. The differential between the interest paid or interest received from semi-annual settlements were recorded as an adjustment to interest expense. The effect of the swap for the year ended December 31, 2009, including the gain on termination, was a decrease in interest expense of approximately $2.3 million. For the year ended December 31, 2008, the effect of the swap decreased interest expense by approximately $0.3 million and for the year ended December 31, 2007, the effect of the swap increased interest expense by approximately $0.5 million.

The swap hedged the Company’s exposure related to changes in interest rates on the fair value of the Company’s fixed rate debt. The swap was accounted for as a fair value hedge and has been determined to have no ineffectiveness as the critical terms of the swap were aligned with the hedged item. Any changes in the fair value of the swap were offset by an equal and opposite change in the fair value of the hedged item, therefore there was no net impact on reported earnings. Accordingly, the principal amount of the Senior Secured Notes subject to the interest rate swap was adjusted to fair value. The fair value of the swap agreement at December 31, 2008 was an asset of $1.9 million which is recorded in other assets in the balance sheet.

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

Koppers Holdings Inc.    2009 Annual Report

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2009 and 2008:

	2009	2008
(Dollars in millions)
Asset retirement obligation at beginning of year	$16.2	$20.6
Accretion expense	1.2	1.6
Revision in estimated cash flows	0.6	0.6
Cash expenditures	(1.6)	(6.3)
Currency translation	0.2	(0.3)

Asset retirement obligation at end of year	$16.6	$16.2

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2009 and 2008:

	2009	2008
(Dollars in millions)
Deferred revenue at beginning of year	$7.5	$8.2
Deferred revenue for sales of extended warranties	0.3	0.5
Revenue earned	(1.1)	(1.2)

Deferred revenue at end of year	$6.7	$7.5

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

Reclassifications – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of commitment fees on the revolving credit facility from selling, general and administrative expenses to interest expense of $0.6 million for the year ended December 31, 2008.

3. Accounting Changes

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Applying the Acquisition Method effective January 1, 2009. SFAS No. 141(R) is codified in ASC 805, Business Combinations. SFAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. SFAS No. 141(R) also requires the immediate expensing of acquisition costs in the period they are incurred.

The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective June 30, 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is codified in ASC 855, Subsequent Events. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

4. Potential Acquisition of Cindu Chemicals B.V.

Koppers Inc. signed a letter of intent in December 2009 to acquire 100 percent of the outstanding shares of Cindu Chemicals B.V. (“Cindu”). Cindu is a privately-owned joint venture of Cindu B.V. and Corus Staal B.V. The proposed transaction is subject to the negotiation and execution of a definitive purchase and sale agreement, certain regulatory approvals, consultation with Cindu’s Works Council, and other customary closing conditions. The Company will fund the acquisition primarily with cash upon completion which may occur in the first quarter of 2010.

Cindu operates a 140,000 metric ton tar distillation plant in Uithoorn, Netherlands and its operations are similar to those of other plants within the Carbon Materials and Chemicals segment. Primary products include carbon pitch, naphthalene, carbon black feedstock and certain specialty products and coatings.

5. Business Dispositions

Sale of Koppers Monessen Partners LP

On October 1, 2008, Koppers Inc. and a limited partner sold Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.0 million. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, were approximately $100 million. The Company recognized an after-tax gain of $85.9 million in 2008 and an after-tax loss of 0.3 million in 2009, the latter representing purchase price adjustments. Monessen is a metallurgical furnace coke facility that was 95 percent-owned by Koppers Inc. (which served as the general partner) and five percent-owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and earnings per share. Monessen was part of the Carbon Materials & Chemicals business segment.

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

Net sales and operating profit from discontinued operations for the two years ended December 31, 2008 consist of the following amounts:

	Year Ended December 31,
	2008	2007
Net sales	$50.2	$99.4
Operating profit	1.4	6.8
Diluted earnings per common share:
Income from discontinued operations	$0.21	$0.42
Gain on sale of Koppers Arch	—	0.32
Gain on sale of Monessen	4.14	—

Earnings per common share – discontinued operations	$4.35	$0.74

Other Plant Closures and Due Diligence Costs

In December 2009, the Company announced the pending sale of its Gainesville wood treatment plant. This plant was part of the Company’s Railroad & Utility Products business.

In 2009, the Company expensed due diligence costs of $1.7 million related to the proposed acquisition of Cindu Chemicals BV. In 2007, the Company expensed due diligence costs of $6.8 million related to a potential acquisition which was not consummated. Both activities related to the Company’s Carbon Materials & Chemicals business and are charged to selling, general and administrative expenses.

Koppers Holdings Inc.    2009 Annual Report

6. Earnings and Dividends per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share. For this reason, nonqualified stock options that were not included in the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 totaled 103,312 shares, 97,305 shares and 39,196 shares, respectively.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Income from continuing operations	$21.7	$48.4	$50.5
Less: Noncontrolling interests in continuing operations	2.6	0.7	$2.7

Income from continuing operations attributable to Koppers	$19.1	$47.7	$47.8

Weighted average common shares outstanding:
Basic	20,446	20,651	20,768
Effect of dilutive securities	115	116	106

Diluted	20,561	20,767	20,874

Earnings per common share – continuing operations:
Basic earnings per common share	$0.93	$2.31	$2.30
Diluted earnings per common share	0.92	2.30	2.29

On February 3, 2010, the board of directors declared a quarterly dividend of 22 cents per common share, payable on April 5, 2010 to shareholders of record as of February 16, 2010.

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

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) in each of the last three years. With respect to the 2007 grant, the restricted stock units will vest ratably each year over a period of three years for most participants, assuming continued employment. With respect to the 2008 and 2009 grants, the restricted stock units will vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units granted in all years will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

Restricted stock units were also granted under a 2004 Restricted Stock Unit Plan which vested ratably over five years. All restricted stock units issued under the 2004 Restricted Stock Unit Plan have vested by December 31, 2008.

Compensation expense for nonvested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying common stock on the date of grant.

The following table shows a summary of the performance stock units as of December 31, 2009:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,140	97,710
2008 – 2010	—	46,774	70,161
2009 – 2011	—	141,732	212,598

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2009:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2009	48,700	112,907	161,607	$31.82
Granted	70,527	144,327	214,854	$15.26
Credited from dividends	659	1,499	2,158	$39.21
Vested	(5,769)	—	(5,769)	$25.91
Forfeited	(1,730)	(2,595)	(4,325)	$15.26

Nonvested at December 31, 2009	112,387	256,138	368,525	$22.50

Also under the LTIP, the Company awarded nonqualified stock options to certain employee participants which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date. The stock options have a term of 10 years. There are special vesting provisions for the stock options related to a change in control.

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

Koppers Holdings Inc.    2009 Annual Report

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2009:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	103,312	$34.40
Granted	142,704	$15.26

Outstanding at December 31, 2009	246,016	$23.30	8.53	$2.2

Exercisable at December 31, 2009	—	$—	—	$—

Total stock-based compensation expense recognized for the three years ended December 31, 2009 is as follows:

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.5	$3.7	$1.9
Less related income tax benefit	1.0	1.5	0.7

Decrease in net income attributable to Koppers	$1.5	$2.2	$1.2

During 2009, the Company reversed $0.8 million of accrued stock-based compensation related to its performance stock unit awards that had been granted in 2008. Stock-based compensation for 2009, 2008 and 2007 includes 21,000 shares, 19,500 shares and 18,000 shares, respectively, issued under the LTIP to members of the board of directors in relation to annual director compensation. As of December 31, 2009, total future compensation expense related to non-vested stock-based compensation arrangements totaled $3.8 million and the weighted-average period over which this expense is expected to be recognized is approximately 22 months.

8. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2009	2008	2007
(Dollars in millions)
Current:
Federal	$(21.1)	$13.2	$17.2
State	0.1	0.8	0.3
Foreign	11.9	16.9	11.5

Total current tax provision (benefit)	(9.1)	30.9	29.0
Deferred:
Federal	22.7	11.8	(0.1)
State	(0.7)	0.6	0.8
Foreign	0.9	(1.7)	(0.7)

Total deferred tax provision	22.9	10.7	—

Total income tax provision	$13.8	$41.6	$29.0

Income before income taxes for 2009, 2008 and 2007 included $42.4 million, $53.3 million and $37.1 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.2)	1.0	1.0
Taxes on foreign income	5.2	10.1	1.9
Domestic production activities deduction	—	(1.2)	(1.5)
Non-deductible fines and penalties	1.1	0.8	0.7
Deferred tax adjustments	(0.9)	—	(0.5)
Change in tax contingency reserves	0.3	1.0	0.4
Other	(0.7)	(0.5)	(0.5)

	38.8%	46.2%	36.5%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. For the year ended December 31, 2008, the Company provided deferred tax on 2008 unremitted earnings of its European subsidiaries. In 2009, deferred taxes were not provided on unremitted European earnings. At December 31, 2009 consolidated retained earnings of the Company included approximately $65 million of undistributed earnings from these investments.

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60 percent-owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50 percent reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on net income attributable to Koppers for the years ended December 31, 2008 and 2007 was approximately $0.4 million and $0.6 million, respectively. The tax holiday expired on January 1, 2009.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax provision (benefit) included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $2.4 million, $(19.6) million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The amount of income tax benefit included in stockholders’ equity (deficit) but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $0.8 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

Koppers Holdings Inc.    2009 Annual Report

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$31.0	$29.9
Reserves, including insurance, environmental and deferred revenue	11.6	14.0
Net operating loss benefit	9.7	6.5
Asset retirement obligations	5.0	5.0
Accrued employee compensation	4.2	3.3
Book/tax inventory accounting differences	3.9	4.1
Excess tax basis on Koppers Australia assets	2.0	3.0
Capital loss benefit	2.0	2.0
Accrued but unpaid interest	—	21.4
Other	3.2	2.0
Valuation allowance	(11.2)	(8.2)

Total deferred tax assets	61.4	83.0
Deferred tax liabilities:
Tax over book depreciation and amortization	16.5	14.3
Unremitted earnings of foreign subsidiaries	6.4	6.2
Other	4.1	3.9

Total deferred tax liabilities	27.0	24.4

Net deferred tax assets	$34.4	$58.6

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, the Company has recorded a valuation allowance of $9.2 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no benefit. The Company has a state net operating loss benefit of $9.7 million, which will expire from 2010 to 2029.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of December 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008	2007
(Dollars in millions)
Balance at beginning of year	$4.0	$2.7	$2.1
Additions based on tax provisions related to the current year	0.5	0.5	0.7
Additions for tax provisions of prior years	—	1.1	0.3
Reductions as a result of a lapse of the applicable statute of limitations	(0.5)	(0.3)	(0.4)

Balance at end of year	$4.0	$4.0	$2.7

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2009, 2008 and 2007, the Company recognized $0.1 million, $0.3 million and $0.1 million, respectively, in interest and penalties. As of December 31, 2009 and 2008, the Company had accrued approximately $0.7 million and $0.7 million, respectively, for interest and penalties.

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, naphthalene, phthalic anhydride, creosote, carbon black feedstock and carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon black is used primarily in the production of rubber tires.

The Company’s Railroad & Utility Products segment sells treated and untreated wood products and services primarily to the railroad and public utility markets. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles and pilings.

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

Koppers Holdings Inc.    2009 Annual Report

Results of Segment Operations

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$655.2	$892.0	$776.1
Railroad & Utility Products	469.2	472.8	479.5

Total	$1,124.4	$1,364.8	$1,255.6

Intersegment revenues:
Carbon Materials & Chemicals	$91.5	$72.4	$63.3

Depreciation & amortization:
Carbon Materials & Chemicals	$17.5	$22.7	$22.6
Railroad & Utility Products	7.3	7.3	6.9
Corporate	—	—	—

Total	$24.8	$30.0	$29.5

Operating profit:
Carbon Materials & Chemicals	$58.5	$108.2	$84.3
Railroad & Utility Products	38.2	24.3	42.8
Corporate(a)	(1.8)	(2.3)	(2.0)

Total	$94.9	$130.2	$125.1

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals(b)	$10.7	$24.3	$17.7
Railroad & Utility Products	8.5	13.8	9.2
Corporate	1.0	1.5	0.4

Total	$20.2	$39.6	$27.3

(a)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.
(b)

Excludes capital expenditures by Koppers Arch, a discontinued operation, of $0.1 million in 2007 and by Koppers Monessen, a discontinued operation, of $0.4 million and $1.0 million in 2008 and 2007, respectively.

Assets and Goodwill by Segment

	December 31,
	2009	2008
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$402.2	$402.1
Railroad & Utility Products	141.3	152.0

Segment assets	543.5	554.1
Cash & cash equivalents	13.1	37.6
Income tax receivable	37.1	4.4
Deferred taxes	30.1	43.0
Deferred financing costs	10.0	9.3
Deferred charges	4.0	4.4
Other	6.6	8.3

Total	$644.4	$661.1

Goodwill:
Carbon Materials & Chemicals	$59.4	$56.6
Railroad & Utility Products	2.2	1.8

Total	$61.6	$58.4

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2009	$649.1	$149.1
	2008	723.6	153.6
	2007	712.9
Australasia	2009	$239.4	$73.4
	2008	261.8	63.9
	2007	217.3
Europe	2009	$144.1	$14.9
	2008	223.7	15.2
	2007	203.0
Other countries	2009	$91.8	$—
	2008	155.7	—
	2007	122.4

Total	2009	$1,124.4	$237.4
	2008	1,364.8	232.7

	2007	1,255.6

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from foreign countries totaled $475.3 million in 2009, $641.2 million in 2008 and $542.7 million in 2007. Revenues from one customer of the Carbon Materials & Chemicals segment and one customer from the Railroad & Utility Products segment represented approximately 11 percent each of the Company’s consolidated revenues in 2009.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2009	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$302.9	$401.6	$360.3
Creosote and carbon black feedstock	76.3	119.1	87.2
Phthalic anhydride	67.3	101.6	102.2
Naphthalene	49.8	56.9	57.4
Carbon black	45.4	64.8	43.2
Other products	113.5	148.0	125.8

	655.2	892.0	776.1
Railroad & Utility Products:
Railroad crossties	298.1	305.7	312.7
Utility poles	66.8	80.2	78.8
Creosote	60.6	42.4	45.6
Other products	43.7	44.5	42.4

	469.2	472.8	479.5

Total	$1,124.4	$1,364.8	$1,255.6

Koppers Holdings Inc.    2009 Annual Report

10. Inventories

Inventories as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
(Dollars in millions)
Raw materials	$94.3	$99.6
Work in process	8.3	13.6
Finished goods	94.9	101.5

	197.5	214.7
Less revaluation to LIFO	44.8	42.9

Net	$152.7	$171.8

For the year ended December 31, 2008 the Company recorded inventory lower of cost or market charges totaling $3.9 million. For the year ended December 31, 2009 and 2008, liquidations of LIFO inventories increased operating profit by $1.2 million and $0.1 million, respectively.

11. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) commenced operation of a new tar distillation facility in the Hebei Province near the Jingtang Port. The Company holds a 30 percent investment in TKK. Equity in earnings (losses) and total dividends received for the three years ended December 31, 2009 were as follows:

	Equity Income (loss)	Dividends Received
(Dollars in millions)
2009	$(1.5)	$0.5
2008	(0.6)	0.2
2007	0.3	0.6

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
(Dollars in millions)
Land	$7.5	$6.3
Buildings	29.3	21.0
Machinery and equipment	491.0	469.4

	527.8	496.7
Less accumulated depreciation	378.5	351.9

Net	$149.3	$144.8

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $22.8 million, $29.1 million and $27.9 million, respectively. Included in depreciation expense for 2008 was an impairment charge of $3.7 million related to the CM&C segment’s glycerine refining plant in the United Kingdom. This impairment charge was incurred after the Company received a termination notice from its sole customer.

13. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2009 and December 31, 2008 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2007	$60.3	$2.2	$62.5
Currency translation	(3.7)	(0.4)	(4.1)

Balance at December 31, 2008	56.6	1.8	58.4
Currency translation	2.8	0.4	3.2

Balance at December 31, 2009	$59.4	$2.2	$61.6

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$9.6	$5.3	$4.3	$9.4	$4.3	$5.1
Non-compete agreements	1.2	1.2	—	1.1	1.1	—

Total	$10.8	$6.5	$4.3	$10.5	$5.4	$5.1

In 2009 and 2008, the gross carrying value of the Company’s intangible assets increased (decreased) by $0.3 million and $(1.3) million, respectively, due to foreign currency translation. The customer contracts have estimated useful lives of 10 years and the non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $0.8 million, $0.9 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for the proceeding five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2010	$0.7
2011	0.7
2012	0.7
2013	0.7
2014	0.7

Koppers Holdings Inc.    2009 Annual Report

14. Debt

Debt at December 31, 2009 and December 31, 2008 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2009	2008
(Dollars in millions, except interest rates)
Revolving Credit Facility	2.49%	2013	$40.0	$—
Senior Notes	7 7/8%	2019	295.0	—
Senior Secured Notes	—%	—	—	187.8
Senior Discount Notes	—%	—	—	186.6
Other debt, including capital leases	8%	Various	0.3	0.5

Total debt			335.3	374.9
Less short-term debt and current maturities of long-term debt			0.2	0.2

Long-term debt (excluding current portion)			$335.1	$374.7

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios. Commitment fees totaled $1.8 million in 2009 and $0.6 million in 2008 and are charged to interest expense.

As of December 31, 2009, the Company had $164.7 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2009, $12.3 million of commitments were utilized by outstanding letters of credit.

Senior Notes

The Koppers Inc. 7 7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at on offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The Senior Notes are unsecured senior obligations that are fully and unconditionally guaranteed by Koppers Holdings and certain of Koppers Inc.’s wholly-owned domestic subsidiaries. The Senior Notes are structurally subordinated to indebtedness under the revolving credit facility.

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year, starting on June 1, 2010. On or after December 1, 2014, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 103.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value on December 1, 2017.

The indenture governing the Senior Notes includes customary covenants that restrict, among other things, the ability of Koppers Inc. and its restricted subsidiaries to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

Senior Secured Notes

All of the outstanding Koppers Inc. 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) were redeemed on October 15, 2009. The Senior Secured Notes were guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. The Senior Secured Notes were redeemed at a premium to principal value and accordingly, the

Company realized a loss on extinguishment of debt totaling $9.2 million consisting of $6.1 million for bond premium and $3.1 million for the write-off of deferred financing costs.

In 2008, the Company repurchased Senior Secured Notes with a face value of $32.5 million. The Senior Secured Notes were repurchased at a discount to face value and accordingly, the Company realized a gain on extinguishment of debt totaling $1.4 million consisting of $2.1 million for bond discount partially offset by $0.7 million for the write-off of deferred financing costs.

The Company had a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. On October 15, 2009 and concurrent with the redemption of the Senior Secured Notes, the swap was terminated which resulted in a gain of $1.6 million which was recorded in interest expense. The Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At December 31, 2008 the impact of the interest rate swap increased the carrying value of the Senior Secured Notes by $1.9 million.

Senior Discount Notes

All of the outstanding Koppers Holdings’ 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”) were redeemed in December 2009 through a tender offer and call. The Senior Discount Notes had a principal amount $203.0 million. The Senior Discount Notes were redeemed at a premium to principal value and accordingly, the Company realized a loss on extinguishment of debt totaling $13.2 million consisting of $10.0 million for bond premium, $2.6 million for the write-off of deferred financing costs and $0.6 million for bond tender expenses.

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $21.5 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK which matures in August 2011.

Debt Maturities and Deferred Financing Costs

At December 31, 2009 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2010	$0.2
2011	0.1
2012	—
2013	40.0
2014	—
Thereafter	300.0

Total maturities	340.3
Future accretion on Senior Notes	(5.0)

Total debt	$335.3

Deferred financing costs associated with the credit facilities, the issuance of the Senior Notes and the other retired debt obligations totaled $10.8 million and $16.7 million at December 31, 2009 and 2008, respectively, and are being amortized over the life of the related debt. Unamortized deferred financing costs (net of accumulated amortization of $0.8 million and $7.4 million at December 31, 2009 and 2008, respectively) were $10.0 million and $9.3 million at December 31, 2009 and 2008, respectively, and are included in other assets.

Koppers Holdings Inc.    2009 Annual Report

15. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2010	$38.8
2011	27.6
2012	20.6
2013	11.7
2014	4.1
Thereafter	8.2

Total	$111.0

Operating lease expense for 2009, 2008 and 2007 was $41.5 million, $39.0 million and $31.1 million, respectively.

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

All qualified defined benefit pension plans for salaried employees have been closed to new participants. In addition, the Company’s U.S. qualified defined benefit plan for salaried employees and two of the non-qualified defined benefit plans were frozen effective December 31, 2006. Accordingly, the pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. The Company also provides retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees. For salaried employees, these plans have been closed to new participants.

Expense related to our defined contribution plans totaled $2.5 million, $4.7 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Net periodic pension costs for 2009, 2008 and 2007 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$2.8	$3.1	$3.7	$0.2	$0.2	$0.2
Interest cost	10.8	11.7	11.5	0.8	0.8	0.8
Expected return on plan assets	(8.5)	(13.1)	(13.6)	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	(0.3)	(0.3)	(0.3)
Amortization of net loss	6.3	0.8	2.0	—	—	0.1
Amortization of transition asset	(0.3)	(0.4)	(0.4)	—	—	—
Settlements and curtailments	—	0.2	(0.1)	—	—	—

Net periodic benefit cost	$11.3	$2.5	$3.3	$0.7	$0.7	$0.8

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $0.1 million, $4.8 million and $(0.3) million, respectively, for all plans in 2010.

The change in the funded status of the pension and postretirement plans as of December 31, 2009 and December 31, 2008 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$176.9	$195.2	$13.6	$14.4
Service cost	2.8	3.1	0.2	0.2
Interest cost	10.8	11.7	0.8	0.8
Plan participants’ contributions	0.2	0.3	—	—
Actuarial (gains) losses	14.3	(1.7)	0.3	(0.5)
Plan amendments	—	0.4	—	—
Settlements	—	(3.5)	—	—
Curtailments	—	(3.8)	—	—
Currency translation	6.2	(15.8)	—	—
Benefits paid	(9.3)	(9.0)	(1.3)	(1.3)

Benefit obligation at end of year	201.9	176.9	13.6	13.6

Change in plan assets:
Fair value of plan assets at beginning of year	113.4	182.5	—	—
Actual return on plan assets	20.8	(43.0)	—	—
Employer contribution	2.1	2.0	1.3	1.3
Plan participants’ contributions	0.2	0.3	—	—
Settlements	—	(5.4)	—	—
Currency translation	5.6	(13.9)	—	—
Benefits paid	(9.3)	(9.1)	(1.3)	(1.3)

Fair value of plan assets at end of year	132.8	113.4	—	—

Funded status of the plan	$(69.1)	$(63.5)	$(13.6)	$(13.6)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.9	$—	$—	$—
Current liabilities	0.4	0.1	1.3	1.3
Noncurrent liabilities	69.6	63.4	12.3	12.3

Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$193.3	$176.9
Fair value of plan assets	123.3	113.4

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$185.4	$164.1
Fair value of plan assets	123.3	107.5

The measurement date for the U.S., Australian and United Kingdom pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2009 and 2008 was $193.9 million and $169.7 million, respectively.

Koppers Holdings Inc.    2009 Annual Report

Expected Contributions for the 2010 Fiscal Year

The expected contributions by the Company for 2010 are estimated to be $4.8 million for pension plans and $1.3 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2010	$17.0	$1.3
2011	16.9	1.2
2012	17.5	1.2
2013	17.8	1.1
2014	19.2	1.0
2015 – 2019	106.1	5.5

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.89%	6.16%	5.74%	6.26%
Expected return on plan assets	7.62	7.82
Rate of compensation increase	3.15	3.16
Initial medical trend rate			8.20	10.00

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

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.62 percent long-term rate of return on assets assumption.

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2009	2008
Equity securities	69%	65%
Debt securities	27	32
Other	4	3

	100%	100%

The Company’s investment strategy for its pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. Currently, the Company targets an allocation of 50 percent to 75 percent growth seeking assets and 25 percent to 50 percent income generating assets. The Company utilizes investment managers to assist in identifying and monitoring investments that meet these allocation criteria.

The investment valuation policy of the Company is to value investments at fair value. Most of our assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities are typically priced on a daily basis using the closing market price from the exchange the security is traded. Debt securities are typically priced on a daily basis by independent pricing services. The fair value of real estate investments are either priced through a listing on an exchange or are subject to periodic appraisals.

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2009:

	As of December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$—	$64.0	$—	$64.0
International equity securities	—	27.4	—	27.4
U.S. debt securities	—	17.8	—	17.8
International debt securities	—	17.7	—	17.7
Real estate and other investments	—	2.1	—	2.1
Cash and cash equivalents	—	3.8	—	3.8

	$—	$132.8	$—	$132.8

Health Care Cost Trend Rates

The 2009 initial health care cost trend rate is assumed to be ten percent and is assumed to decrease gradually to five percent in 2014 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$—	$—
Postretirement benefit liability	0.5	(0.4)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $4.5 million in 2009, $4.7 million in 2008 and $6.7 million in 2007.

Koppers Holdings Inc.    2009 Annual Report

17. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2009 are as follows:

	Year Ended December 31,
	2009	2008	2007
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	—	—	—

Common Stock:
Balance at beginning of year	21,097	20,971	20,850
Issued for employee stock plans	27	126	121

Balance at end of year	21,124	21,097	20,971

Treasury Stock:
Balance at beginning of year	(669)	(145)	(120)
Shares repurchased	—	(524)	(25)

Balance at end of year	(669)	(669)	(145)

Common Stock

In February 2008, the board of directors approved a $75.0 million common stock repurchase program which expires in February 2010. During 2008, the Company repurchased $20.7 million of common stock under the program. There were no repurchases under the program in 2009.

18. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$58.4	$58.4	$67.3	$67.3
Short-term investments	4.4	4.4	1.7	1.7
Investments and other assets(a)	1.3	1.3	3.2	3.2
Financial liabilities:
Long-term debt (including current portion)	$344.8	$335.3	$325.4	$374.9

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on life insurance policies and, in 2008, the interest rate swap fair value adjustment. This interest rate swap is further described in Note 2. The cash surrender value asset is classified as Level 2 in the valuation hierarchy and is measured from values received from the insuring entity.

Long-term debt – For 2009, the fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). For 2008, the fair value of long-term debt is estimated based upon quoted market prices (Level 1). The fair values of the revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

19. Commitments and Contingent Liabilities

Koppers Inc. and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty and should the company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, these legal matters could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 112 plaintiffs in 62 cases pending as of December 31, 2009 as compared to 99 plaintiffs in 55 cases at December 31, 2008. As of December 31, 2009, there are a total of 56 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, Washington and Illinois, two cases pending in an Indiana state court and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 62 pending cases seek to recover compensatory damages, while plaintiffs in 50 cases also seek to recover punitive damages. The plaintiffs in the 56 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in Washington state court also seek damages in an unspecified amount. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Chemtura Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Industries, Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. No trial dates have been set in any of these cases.

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 160 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers Inc. is defending one case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case initially involved 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The court has dismissed 22 of the Gonzalez plaintiffs’ claims, but those plaintiffs have since filed a motion to reconsider that ruling. The court has not yet ruled on plaintiffs’ motion to reconsider. In addition, as a result of the filing of a demand for bill of particulars by Koppers Inc., the court has stricken the complaint of the remaining eight plaintiffs and ordered them to file an amended complaint.

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

Koppers Holdings Inc.    2009 Annual Report

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

In addition to the cases pending in state court, Koppers Inc. is currently defending one case that is pending on appeal in the United States Court of Appeals for the Fifth Circuit. That case, Bullard, involves a total of 146 plaintiffs who seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries. Of the plaintiffs in the Bullard case, 77 are also plaintiffs in Hensen, and 22 are plaintiffs in Gonzalez whose claims have been dismissed. The BNSF is also a named defendant in the Bullard case, along with three additional defendants. Oral argument before the United States Court of Appeal for the Fifth Circuit occurred in November 2009 and the court has not yet issued its ruling.

The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. No trial dates have been set in any of these cases.

Grenada – All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in federal court in Mississippi (see “Grenada – Federal Court Cases” below) and in state court in Mississippi (see “Grenada – State Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. The Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

Grenada – Federal Court Cases.

Beck Case – The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of ten of the 12 plaintiffs whose claims were not dismissed are still pending. The ten remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts.

The first of these trials commenced in April 2006, and the jury returned a verdict against Koppers Inc. for compensatory damages of 20 percent of $785,000 (after reduction by the court) and no liability for punitive damages. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit which granted a reversal of the district court’s judgment in June 2008. The second of these twelve cases was scheduled to go to trial on February 1, 2010. On December 11, 2009 and January 20, 2010, the trial court granted summary judgment in favor of Koppers Inc. on all claims for the second trial plaintiff. The trial dates for the remaining ten cases have not yet been scheduled, and the timing of the resolution of these cases is not known at this time. In February 2009, Koppers Inc. filed a petition with the United States Court of Appeals for the Fifth Circuit asking it to transfer the future trials of the Beck federal cases from Greenville, Mississippi to Oxford, Mississippi, where plaintiffs originally filed suit. In April 2009, a three judge panel of the Fifth Circuit granted the petition to transfer the trials to Oxford. The plaintiff’s motion for a rehearing en banc was denied in October 2009. On January 5, 2010, plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court and on February 8, 2010, Koppers Inc. filed its brief in opposition.

Ellis Case – There are approximately 1,180 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed and no trial dates have been scheduled pending the completion of the trials for the remaining 11 plaintiffs in the Beck case. The timing of the resolution of these cases is not known at this time.

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 200 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the claims of the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court in Grenada County. Plaintiffs’ counsel has not attempted to transfer any additional cases to Grenada County and defendants have filed motions to dismiss the remaining plaintiffs in the four non-Grenada County cases, which motions remain pending. No trial dates have been scheduled in these cases. The timing of the resolution of these cases is not known at this time.

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. Subsequently 46 of the cases were dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations were entered in 40 of the cases. Plaintiffs appealed the summary judgment orders to the Mississippi Supreme Court, which has not yet ruled on the appeals. Oral argument is scheduled before the Mississippi Supreme Court for March 8, 2010. In the remaining 18 cases, on September 1, 2009, the Circuit Court granted the Company’s motions to dismiss or, in the alternative, for summary judgment, and subsequently denied the plaintiffs’ motion for reconsideration on October 5, 2009. Plaintiffs have also filed notices of appeal to the Mississippi Supreme Court in these 18 cases. Oral argument has not yet been scheduled for these cases. One other case, the Harlow case, remains pending in Grenada County. In Harlow, the plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. Discovery is proceeding in that case. The timing of the resolution of the two appeals and the Harlow case is not known at this time.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received a notice from Arch Chemicals relating to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $6 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Holdings Inc.    2009 Annual Report

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Year Ended December 31,
	2009	2008
(Dollars in millions)
Balance at beginning of year	$—	$0.4
Reversal of reserves	—	(0.3)
Cash expenditures	—	(0.2)
Currency translation	—	0.1

Balance at end of year	$—	$—

Reversal of reserves in 2008 primarily relates to the reversal of the Grenada federal court verdict that was reversed by an appeals court.

Environmental and Other Litigation Matters

The Company and its subsidiaries are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company’s subsidiaries expect to incur substantial costs for ongoing compliance with such laws and regulations. The Company’s subsidiaries may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others. The Company’s subsidiaries have agreements with former owners of certain of their operating locations under which the former owners retained, assumed and/or agreed to indemnify such subsidiaries against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between Koppers Inc. and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers Inc. against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited, the parent company of Beazer East, unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). In 1998, the parent company of Beazer East purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by Koppers Inc.) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re. Beazer East is a wholly-owned indirect subsidiary of Heidelberg Cement AG. The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. paid Beazer East a total of $7.0 million and agreed to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Contamination has been identified at most manufacturing and other sites of the Company’s subisidiaries. Three sites currently owned and operated by Koppers Inc. in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company or its subsidiaries are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company or its subsidiaries could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheet with respect to such matters, which could result in a negative adjustment to the Company’s net worth.

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. Koppers Inc. currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party in this site. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have commenced investigation on this site pursuant to a Plan submitted to the IEPA. The Company has provided a reserve for this matter totaling $1.6 million as of December 31, 2009.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In December 2006, Koppers Inc. reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the negotiation and execution of a consent order with the PADEP. Negotiations with respect to the consent order are

Koppers Holdings Inc.    2009 Annual Report

continuing and may result in an increase in the amount of the fine payable by Koppers Inc. Accordingly, the Company has reserved the amount of the estimated settlement. Koppers Inc. also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, Koppers Inc. agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $2.3 million related to the new sewer line and PADEP fine as of December 31, 2009. Koppers Inc. expects to begin construction of the new sewer line during 2010.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.7 million and the owner of the adjacent property will contribute $6.0 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.7 million at December 31, 2009.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, contaminated soil has been remediated and groundwater contamination has been detected. With respect to the second facility in Thornton, Australia, a remediation action plan is being developed to address contaminated soil and groundwater. The Company has reserved $3.9 million for remediation costs at these sites which represents its best estimate of groundwater and soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	2009	2008
(Dollars in millions)
Balance at beginning of year	$9.4	$10.0
Expense	0.5	1.6
Reversal of reserves	—	(0.1)
Cash expenditures	(0.5)	(1.1)
Currency translation	1.3	(1.0)

Balance at end of year	$10.7	$9.4

Expense for 2008 consisted primarily of accruals related to the Thornton site.

20. Related Party Transactions

In connection with the issuance of the Senior Notes in December 2009, Walter W. Turner, President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc., purchased $500,000 aggregate principal amount of Senior Notes at the offering price of 98.311 percent, or $491,555. The offering price for this purchase represents the same offering price paid by the purchasers for the remaining $295.0 million of Senior Notes.

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

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$272.7	$291.6	$289.8	$270.3	$1,124.4
Operating profit	18.4	33.3	33.2	10.0	94.9
Income (loss) from continuing operations(a)	4.8	12.6	17.1	(12.8)	21.7
Net income (loss)(a)	4.6	12.5	17.1	(12.8)	21.4
Net income (loss) attributable to Koppers(a)	4.1	11.7	16.4	(13.4)	18.8
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic —
Continuing operations	$0.21	$0.57	$0.80	$(0.66)	$0.93
Discontinued operations	(0.01)	—	—	—	(0.01)

Earnings (loss) per basic common share	$0.20	$0.57	$0.80	$(0.66)	$0.92

Diluted —
Continuing operations	$0.21	$0.57	$0.80	$(0.66)	$0.92
Discontinued operations	(0.01)	—	—	—	(0.01)

Earnings (loss) per diluted common share	$0.20	$0.57	$0.80	$(0.66)	$0.91

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$22.47	$29.25	$33.47	$34.00	$34.00
Low	9.29	14.02	21.39	24.93	9.29

(a)	In the fourth quarter of 2009, the Company refinanced its Senior Secured Notes and Senior Discount Notes and incurred a loss on extinguishment of debt totaling $22.4 million.

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$331.2	$375.3	$369.4	$288.9	$1,364.8
Operating profit(a)	31.8	46.1	51.7	0.6	130.2
Income (loss) from continuing operations	12.8	22.7	25.2	(12.3)	48.4
Net income(b)	13.8	24.7	26.1	74.1	138.7
Net income attributable to Koppers(b)	13.2	24.3	25.5	75.0	138.0
Common stock data:
Earnings (loss) per common share:
Basic —
Continuing operations	$0.58	$1.06	$1.21	$(0.56)	$2.31
Discontinued operations	0.05	0.10	0.04	4.24	4.37

Earnings per basic common share	$0.63	$1.16	$1.25	$3.68	$6.68

Diluted —
Continuing operations	$0.58	$1.06	$1.20	$(0.57)	$2.30
Discontinued operations	0.05	0.10	0.04	4.23	4.35

Earnings per diluted common share	$0.63	$1.16	$1.24	$3.66	$6.65

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$45.76	$51.95	$48.90	$37.11	$51.95
Low	31.34	39.11	33.83	12.60	12.60

(a)	In the fourth quarter of 2008 the Company incurred inventory lower of cost or market charges totaling $3.9 million, impairment charges for a European glycerine plant totaling $3.7 million and severance costs related to workforce reductions totaling $0.8 million.

(b)	In the fourth quarter of 2008, the Company sold its 95 percent interest in Koppers Monessen Partners LP (“Monessen”) and recognized a gain of $85.9 million, net of tax. The gain on the sale and the results of operations for Monessen totaling $4.4 million have been reclassified as a discontinued operation in the Company’s statement of operations and earnings per share for all periods presented.

Koppers Holdings Inc.    2009 Annual Report

22. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s wholly-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., and Koppers Asia LLC.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is as follows:

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$709.1	$33.0	$422.3	$(40.0)	$1,124.4
Cost of sales including depreciation and amortization	—	640.9	(3.7)	350.4	(16.2)	971.4
Selling, general and administrative	1.8	28.8	3.0	24.5	—	58.1

Operating profit (loss)	(1.8)	39.4	33.7	47.4	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	(0.9)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	—	4.1	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	12.3	—	13.8

Income from continuing operations	18.8	9.4	22.4	30.1	(59.0)	21.7
Discontinued operations	—	(0.3)	—	—	—	(0.3)
Noncontrolling interests	—	—	—	2.6	—	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$27.5	$(59.0)	$18.8

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$837.7	$46.1	$534.5	$(53.5)	$1,364.8
Cost of sales including depreciation and amortization	—	744.2	7.3	447.9	(29.4)	1,170.0
Selling, general and administrative	2.3	33.2	1.4	27.7	—	64.6

Operating profit (loss)	(2.3)	60.3	37.4	58.9	(24.1)	130.2
Other income (expense)	150.9	0.6	(0.4)	1.0	(150.9)	1.2
Interest expense (income)	17.5	26.9	—	6.4	(9.4)	41.4
Income taxes	(6.9)	12.0	21.6	14.9	—	41.6

Income from continuing operations	138.0	22.0	15.4	38.6	(165.6)	48.4
Discontinued operations	—	86.0	(0.1)	4.4	—	90.3
Noncontrolling interests	—	—	—	0.7	—	0.7

Net income attributable to Koppers	$138.0	$108.0	$15.3	$42.3	$(165.6)	$138.0

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$803.2	$16.1	$461.9	$(25.6)	$1,255.6
Cost of sales including depreciation and amortization	—	689.4	(11.2)	387.9	(7.7)	1,058.4
Selling, general and administrative	2.0	40.9	0.1	29.1	—	72.1

Operating profit (loss)	(2.0)	72.9	27.2	44.9	(17.9)	125.1
Other income (expense)	74.9	—	0.5	(0.1)	(75.0)	0.3
Interest expense (income)	16.0	34.4	—	6.4	(10.9)	45.9
Income taxes	(6.4)	8.2	13.4	13.8	—	29.0

Income from continuing operations	63.3	30.3	14.3	24.6	(82.0)	50.5
Discontinued operations	—	—	6.6	9.4	—	16.0
Noncontrolling interests	—	—	—	3.2	—	3.2

Net income attributable to Koppers	$63.3	$30.3	$20.9	$30.8	$(82.0)	$63.3

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$—	$45.3	$—	$58.4
S-T investments & restricted cash	—	—	—	4.4	—	4.4
Accounts receivable, net	36.1	121.3	415.8	83.1	(516.7)	139.6
Inventories, net	—	78.9	—	74.0	(0.2)	152.7
Deferred tax assets	—	10.0	(1.5)	—	—	8.5
Other current assets	—	6.9	0.3	10.3	(0.1)	17.4

Total current assets	36.3	230.0	414.6	217.1	(517.0)	381.0
Equity investments	12.7	77.2	14.8	3.4	(103.4)	4.7
Property, plant and equipment, net	—	91.0	—	58.3	—	149.3
Goodwill	—	36.9	—	24.7	—	61.6
Deferred tax assets	—	68.2	(47.7)	5.4	—	25.9
Other noncurrent assets	—	19.6	—	2.2	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$99.3	$(516.7)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	30.4	—	64.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	0.2

Total current liabilities	5.2	503.5	10.1	129.7	(516.7)	131.8
Long-term debt	—	335.1	—	—	—	335.1
Other long-term liabilities	—	96.3	—	26.4	—	122.7

Total liabilities	5.2	934.9	10.1	156.1	(516.7)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	144.0	(103.6)	43.8
Noncontrolling interests	—	—	—	11.0	—	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

Koppers Holdings Inc.    2009 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$37.5	$—	$25.6	$—	$63.1
S-T investments & restricted cash	—	—	—	5.9	—	5.9
Accounts receivable, net	4.6	98.8	388.0	82.8	(457.7)	116.5
Inventories, net	—	100.4	—	71.4	—	171.8
Deferred tax assets	—	4.1	(1.5)	—	—	2.6
Other current assets	—	5.7	—	6.8	—	12.5

Total current assets	4.6	246.5	386.5	192.5	(457.7)	372.4
Equity investments	180.2	77.0	15.6	4.0	(270.8)	6.0
Property, plant and equipment, net	—	92.3	—	52.5	—	144.8
Goodwill	—	37.0	—	21.4	—	58.4
Deferred tax assets	21.4	74.9	(45.7)	5.4	—	56.0
Other noncurrent assets	3.0	19.1	—	1.4	—	23.5

Total assets	$209.2	$546.8	$356.4	$277.2	$(728.5)	$661.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$424.4	$5.9	$109.4	$(457.7)	$82.1
Accrued liabilities	4.5	8.7	14.0	39.1	—	66.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	0.2

Total current liabilities	4.6	433.3	19.9	148.5	(457.7)	148.6
Long-term debt	186.6	188.1	—	—	—	374.7
Other long-term liabilities	—	72.1	—	39.7	—	111.8

Total liabilities	191.2	693.5	19.9	188.2	(457.7)	635.1
Koppers stockholders’ equity	18.0	(146.7)	336.5	81.0	(270.8)	18.0
Noncontrolling interests	—	—	—	8.0	—	8.0

Total liabilities and equity	$209.2	$546.8	$356.4	$277.2	$(728.5)	$661.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$—	$22.5	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(15.0)	—	(5.2)	—	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	—	(0.7)	—	0.1	—	(0.6)

Net cash (used in) investing activities	—	(15.7)	—	(5.1)	—	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	—	—	—	(70.8)
Deferred financing costs	—	(8.1)	—	—	—	(8.1)
Dividends paid	(18.0)	(232.7)	—	—	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	—	—	232.7	(96.9)
Effect of exchange rates on cash	—	(1.6)	—	2.3	—	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	—	19.7	—	(4.7)
Cash and cash equivalents at beginning of year	—	37.5	—	25.6	—	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$—	$45.3	$—	$58.4

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$38.3	$14.7	$—	$37.3	$(38.4)	$51.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(24.8)	—	(15.2)	—	(40.0)
Net cash proceeds (payments) from divestitures and asset sales	—	158.4	—	2.3	—	160.7

Net cash (used in) investing activities	—	133.6	—	(12.9)	—	120.7
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(74.0)	—	(9.3)	—	(83.3)
Deferred financing costs	—	(2.7)	—	—	—	(2.7)
Dividends paid	(17.2)	(38.4)	—	—	38.4	(17.2)
Stock issued (repurchased)	(21.3)	1.4	—	—	—	(19.9)

Net cash provided by (used in) financing activities	(38.5)	(113.7)	—	(9.3)	38.4	(123.1)
Effect of exchange rates on cash	—	2.9	—	(3.7)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(0.2)	37.5	—	11.4	—	48.7
Add: Cash of assets held for sale at beginning of year	—	—	—	0.6	—	0.6
Less: Cash of assets held for sale at end of year	—	—	—	—	—	—
Cash and cash equivalents at beginning of year	0.2	—	—	13.6	—	13.8

Cash and cash equivalents at end of period	$—	$37.5	$—	$25.6	$—	$63.1

Koppers Holdings Inc.    2009 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$12.5	$80.3	$(11.5)	$(3.2)	$(12.0)	$66.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(15.1)	—	(13.3)	—	(28.4)
Net cash proceeds (payments) from divestitures and asset sales	—	0.1	11.5	0.3	—	11.9

Net cash (used in) investing activities	—	(15.0)	11.5	(13.0)	—	(16.5)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(52.9)	—	8.1	—	(44.8)
Dividends paid	(11.5)	(14.6)	—	—	12.0	(14.1)
Stock issued (repurchased)	(0.9)	1.2	—	—	—	0.3

Net cash provided by (used in) financing activities	(12.4)	(66.3)	—	8.1	12.0	(58.6)
Effect of exchange rates on cash	—	1.0	—	1.1	—	2.1

Net increase (decrease) in cash and cash equivalents	0.1	—	—	(7.0)	—	(6.9)
Add: Cash of assets held for sale at beginning of year	—	—	—	2.5	—	2.5
Less: Cash of assets held for sale at end of year	—	—	—	(0.6)	—	(0.6)
Cash and cash equivalents at beginning of year	0.1	—	—	18.7	—	18.8

Cash and cash equivalents at end of period	$0.2	$—	$—	$13.6	$—	$13.8

23. Subsidiary Guarantor Information for Shelf Registration

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is as follows:

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$709.1	$33.0	$355.6	$79.3	$(52.6)	$1,124.4
Cost of sales including depreciation and amortization	—	640.9	(3.7)	296.0	67.0	(28.8)	971.4
Selling, general and administrative	1.8	28.8	3.0	20.5	4.0	—	58.1

Operating profit (loss)	(1.8)	39.4	33.7	39.1	8.3	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	0.4	(1.3)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	—	4.2	(0.1)	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	10.1	2.2	—	13.8

Income from continuing operations	18.8	9.4	22.4	25.2	4.9	(59.0)	21.7
Discontinued operations	—	(0.3)	—	—	—	—	(0.3)
Noncontrolling interests	—	—	—	—	2.6	—	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$25.2	$2.3	$(59.0)	$18.8

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$837.7	$46.1	$478.5	$83.0	$(80.5)	$1,364.8
Cost of sales including depreciation and amortization	—	744.2	7.3	399.5	75.6	(56.6)	1,170.0
Selling, general and administrative	2.3	33.2	1.4	23.0	4.7	—	64.6

Operating profit (loss)	(2.3)	60.3	37.4	56.0	2.7	(23.9)	130.2
Other income (expense)	150.9	0.6	(0.4)	1.2	(0.2)	(150.9)	1.2
Interest expense (income)	17.5	26.9	—	6.4	—	(9.4)	41.4
Income taxes	(6.9)	12.0	21.6	14.5	0.4	—	41.6

Income from continuing operations	138.0	22.0	15.4	36.3	2.1	(165.4)	48.4
Discontinued operations	—	86.0	(0.1)	—	4.4	—	90.3
Noncontrolling interests	—	—	—	—	0.7	—	0.7

Net income attributable to Koppers	$138.0	$108.0	$15.3	$36.3	$5.8	$(165.4)	$138.0

Koppers Holdings Inc.    2009 Annual Report

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$803.2	$16.1	$418.2	$67.1	$(49.0)	$1,255.6
Cost of sales including depreciation and amortization	—	689.4	(11.3)	356.9	54.7	(31.3)	1,058.4
Selling, general and administrative	2.0	40.9	0.1	25.1	4.0	—	72.1

Operating profit (loss)	(2.0)	72.9	27.3	36.2	8.4	(17.7)	125.1
Other income (expense)	74.9	—	0.4	—	(0.1)	(74.9)	0.3
Interest expense (income)	16.0	34.4	—	6.4	—	(10.9)	45.9
Income taxes	(6.4)	8.2	13.4	9.3	4.5	—	29.0

Income from continuing operations	63.3	30.3	14.3	20.5	3.8	(81.7)	50.5
Discontinued operations	—	—	6.6	—	9.4	—	16.0
Noncontrolling interests	—	—	—	—	3.2	—	3.2

Net income attributable to Koppers	$63.3	$30.3	$20.9	$20.5	$10.0	$(81.7)	$63.3

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$—	$36.9	$8.4	$—	$58.4
S-T investments & restricted cash	—	—	—	—	4.4	—	4.4
Accounts receivable, net	36.1	121.3	415.8	42.2	41.1	(516.9)	139.6
Inventories, net	—	78.9	—	67.0	7.0	(0.2)	152.7
Deferred tax assets	—	10.0	(1.5)	—	—	—	8.5
Other current assets	—	6.9	0.3	6.8	3.5	(0.1)	17.4

Total current assets	36.3	230.0	414.6	152.9	64.4	(517.2)	381.0
Equity investments	12.7	77.2	14.8	17.1	3.4	(120.5)	4.7
Property, plant and equipment, net	—	90.9	—	41.8	16.6	—	149.3
Goodwill	—	37.0	—	23.3	1.3	—	61.6
Deferred tax assets		68.2	(47.7)	5.4	—	—	25.9
Other noncurrent assets		19.6	—	0.8	1.4	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$91.5	$8.0	$(516.9)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	20.5	9.9	—	64.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	—	0.2

Total current liabilities	5.2	503.5	10.1	112.0	17.9	(516.9)	131.8
Long-term debt	—	335.1	—	—	—	—	335.1
Other long-term liabilities	—	96.3	—	16.0	10.4	—	122.7

Total liabilities	5.2	934.9	10.1	128.0	28.3	(516.9)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	113.3	47.8	(120.7)	43.8
Noncontrolling interests	—	—	—	—	11.0	—	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

Koppers Holdings Inc.    2009 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$37.5	$—	$18.7	$6.9	$—	$63.1
S-T investments & restricted cash	—	—	—	(0.1)	6.0	—	5.9
Accounts receivable, net	4.6	98.8	388.0	42.5	40.7	(458.1)	116.5
Inventories, net	—	100.4	—	64.1	7.3	—	171.8
Deferred tax assets	—	4.1	(1.5)	—	—	—	2.6
Other current assets	—	5.7	—	5.9	0.9	—	12.5

Total current assets	4.6	246.5	386.5	131.1	61.8	(458.1)	372.4
Equity investments	180.2	77.0	15.6	13.2	4.0	(284.0)	6.0
Property, plant and equipment, net	—	92.3	—	35.2	17.3	—	144.8
Goodwill	—	37.0	—	20.1	1.3	—	58.4
Deferred tax assets	21.4	74.9	(45.7)	4.4	1.0	—	56.0
Other noncurrent assets	3.0	19.1	—	—	1.4	—	23.5

Total assets	$209.2	$546.8	$356.4	$204.0	$86.8	$(742.1)	$661.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$424.4	$5.9	$79.3	$30.5	$(458.1)	$82.1
Accrued liabilities	4.5	8.7	14.0	24.0	15.1	—	66.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	—	0.2

Total current liabilities	4.6	433.3	19.9	103.3	45.6	(458.1)	148.6
Long-term debt	186.6	188.1	—	—	—	—	374.7
Other long-term liabilities	—	72.1	—	7.4	32.3	—	111.8

Total liabilities	191.2	693.5	19.9	110.7	77.9	(458.1)	635.1
Koppers stockholders’ equity	18.0	(146.7)	336.5	93.3	0.9	(284.0)	18.0
Noncontrolling interests	—	—	—	—	8.0	—	8.0

Total liabilities and equity	$209.2	$546.8	$356.4	$204.0	$86.8	$(742.1)	$661.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$—	$19.5	$3.0	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(15.0)	—	(3.7)	(1.5)	—	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	—	(0.7)	—	0.1	—	—	(0.6)

Net cash (used in) investing activities	—	(15.7)	—	(3.6)	(1.5)	—	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	—	—	—	—	(70.8)
Deferred financing costs	—	(8.1)	—	—	—	—	(8.1)
Dividends paid	(18.0)	(232.7)	—	—	—	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	—	—	—	232.7	(96.9)
Effect of exchange rates on cash	—	(1.6)	—	2.3	—	—	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	—	18.2	1.5	—	(4.7)
Cash and cash equivalents at beginning of year	—	37.5	—	18.7	6.9	—	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$—	$36.9	$8.4	$—	$58.4

Koppers Holdings Inc.    2009 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$38.3	$14.7	$—	$28.2	$9.1	$(38.4)	$51.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(24.8)	—	(6.8)	(8.4)	—	(40.0)
Net cash proceeds (payments) from divestitures and asset sales	—	158.4	—	3.2	(0.9)	—	160.7

Net cash (used in) investing activities	—	133.6	—	(3.6)	(9.3)	—	120.7
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(74.0)	—	(9.3)	—	—	(83.3)
Deferred financing costs	—	(2.7)	—	—	—	—	(2.7)
Dividends paid	(17.2)	(38.4)	—	—	—	38.4	(17.2)
Stock issued (repurchased)	(21.3)	1.4	—	—	—	—	(19.9)

Net cash provided by (used in) financing activities	(38.5)	(113.7)	—	(9.3)	—	38.4	(123.1)
Effect of exchange rates on cash	—	2.9	—	(3.9)	0.2	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(0.2)	37.5	—	11.4	—	—	48.7
Add: Cash of assets held for sale at beginning of year	—	—	—	—	0.6	—	0.6
Less: Cash of assets held for sale at end of year	—	—	—	—	—	—	—
Cash and cash equivalents at beginning of year	0.2	—	—	7.3	6.3	—	13.8

Cash and cash equivalents at end of period	$—	$37.5	$—	$18.7	$6.9	$—	$63.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$12.5	$80.3	$(11.5)	$(2.9)	$(0.3)	$(12.0)	$66.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(15.1)	—	(9.9)	(3.4)	—	(28.4)
Net cash proceeds (payments) from divestitures and asset sales	—	0.1	11.5	0.3	—	—	11.9

Net cash (used in) investing activities	—	(15.0)	11.5	(9.6)	(3.4)	—	(16.5)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(52.9)	—	8.9	(0.8)	—	(44.8)
Dividends paid	(11.5)	(14.6)	—	—	—	12.0	(14.1)
Stock issued (repurchased)	(0.9)	1.2	—	—	—	—	0.3

Net cash provided by (used in) financing activities	(12.4)	(66.3)	—	8.9	(0.8)	12.0	(58.6)
Effect of exchange rates on cash	—	1.0	—	1.0	0.1	—	2.1

Net increase (decrease) in cash and cash equivalents	0.1	—	—	(2.6)	(4.4)	—	(6.9)
Add: Cash of assets held for sale at beginning of year	—	—	—	—	2.5	—	2.5
Less: Cash of assets held for sale at end of year	—	—	—	—	(0.6)	—	(0.6)
Cash and cash equivalents at beginning of year	0.1	—	—	9.9	8.8	—	18.8

Cash and cash equivalents at end of period	$0.2	$—	$—	$7.3	$6.3	$—	$13.8

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

See Management Report on page 43 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 45 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

Koppers Holdings Inc.    2009 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the captions “Common Stock Ownership” and “Equity Compensation Plans” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 42.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 95. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

Koppers Holdings Inc.    2009 Annual Report

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1***	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009.
4.2* ***	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009.
4.3***	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009.
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2 % Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.24**	Treatment Services Agreement between Koppers Inc. (f/k/a Koppers Industries, Inc.) and CSX Transportation, Inc. dated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2002).
10.29**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Koppers Inc. Form 10-Q for the quarter ended March 31, 2003).
10.30**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).
10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.37*	2005 Long Term Incentive Plan effective as of December 7, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).
10.41*	Koppers 2006 Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2006).

Exhibit No.	Exhibit
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.44*	Form of Amendment to change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.47**	Amendment No. 1 to Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated effective as of February 1, 2007 (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report of Form 10-Q filed on May 3, 2007).
10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.50***	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008.
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I.
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II.
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009.
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009.
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009.
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008.
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008.
10.58***	Amendment No. 1 to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of November 18, 2009.
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

*	Management Contract or Compensatory Plan.

**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.

***	Filed herewith.

Koppers Holdings Inc.    2009 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Business Disposition	Currency Translation	Balance at End of Year
(Dollars in millions)
2009
Allowance for doubtful accounts	$0.5	$—	$(0.1)	$—	$0.1	$0.5

Inventory obsolescence reserves	$1.5	$2.3	$(0.2)	$—	$0.1	$3.9

Deferred tax valuation allowance	$8.2	$3.0	$—	$—	$—	$11.2

2008
Allowance for doubtful accounts	$0.2	$0.5	$(0.1)	$—	$(0.1)	$0.5

Inventory obsolescence reserves	$1.3	$0.7	$(0.5)	$—	$—	$1.5

Deferred tax valuation allowance	$10.0	$(1.8)	$—	$—	$—	$8.2

2007
Allowance for doubtful accounts	$0.3	$0.2	$(0.1)	$(0.2)	$—	$0.2

Inventory obsolescence reserves	$2.3	$(0.4)	$(0.3)	$(0.4)	$0.1	$1.3

Deferred tax valuation allowance	$8.9	$1.1	$—	$—	$—	$10.0

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

Signature	Capacity	Date

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director and Non-Executive Chairman of the Board	February 19, 2010

/S/ WALTER W. TURNER Walter W. Turner	Director and Chief Executive Officer	February 19, 2010

/S/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer and Principal Accounting Officer	February 19, 2010

/S/ CYNTHIA A. BALDWIN Cynthia A. Baldwin	Director	February 19, 2010

/S/ X. SHARON FENG X. Sharon Feng	Director	February 19, 2010

/S/ ALBERT J. NEUPAVER Albert J. Neupaver	Director	February 19, 2010

/S/ JAMES C. STALDER James C. Stalder	Director	February 19, 2010

/S/ STEPHEN R. TRITCH Stephen R. Tritch	Director	February 19, 2010

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 19, 2010