Form 10-Q
period 2010-03-31
Koppers Holdings Inc.
filed 2010-05-10
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2010 amounted to 20,544,615 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$274.3	$272.7
Cost of sales (excluding items below)	233.7	233.9
Depreciation and amortization	6.4	6.0
Selling, general and administrative expenses	17.4	14.4

Operating profit	16.8	18.4
Other income	1.7	—
Interest expense	6.9	10.2

Income before income taxes	11.6	8.2
Income taxes	4.2	3.4

Income from continuing operations	7.4	4.8
Loss on sale of discontinued operations, net of tax benefit of $0.2	—	(0.2)

Net income	7.4	4.6
Net income attributable to noncontrolling interests	0.1	0.5

Net income attributable to Koppers	$7.3	$4.1

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.36	$0.21
Discontinued operations	—	(0.01)

Earnings per basic common share	$0.36	$0.20

Diluted –
Continuing operations	$0.36	$0.21
Discontinued operations	—	(0.01)

Earnings per diluted common share	$0.36	$0.20

Weighted average shares outstanding (in thousands):
Basic	20,473	20,429
Diluted	20,632	20,479
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2010	December 31, 2009
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$23.5	$58.4
Short-term investments	—	4.4
Accounts receivable, net of allowance of $0.4 and $0.5	133.1	102.5
Income tax receivable	21.1	37.1
Inventories, net	157.6	152.7
Deferred tax assets	8.5	8.5
Other current assets	17.8	17.4

Total current assets	361.6	381.0
Equity in non-consolidated investments	4.7	4.7
Property, plant and equipment, net	154.6	149.3
Goodwill	69.0	61.6
Deferred tax assets	24.4	25.9
Other assets	26.1	21.9

Total assets	$640.4	$644.4

Liabilities
Accounts payable	$82.7	$67.3
Accrued liabilities	54.0	59.8
Dividends payable	4.5	4.5
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	141.4	131.8
Long-term debt	314.6	335.1
Accrued postretirement benefits	82.0	81.9
Other long-term liabilities	39.7	40.8

Total liabilities	577.7	589.6
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,243,698 and 21,124,212 shares issued	0.2	0.2
Additional paid-in capital	134.1	127.2
Retained deficit	(34.6)	(37.3)
Accumulated other comprehensive loss	(23.6)	(22.7)
Treasury stock, at cost, 699,082 and 669,340 shares	(24.5)	(23.6)

Total Koppers stockholders’ equity	51.6	43.8
Noncontrolling interests	11.1	11.0

Total equity	62.7	54.8

Total liabilities and equity	$640.4	$644.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$7.4	$4.6
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	6.8	6.5
Gain on sale of fixed assets	(1.6)	—
Deferred income taxes	1.0	(1.7)
Equity income, net of dividends received	—	0.1
Change in other liabilities	(0.8)	3.7
Non-cash interest expense	0.1	4.6
Stock-based compensation	0.9	0.8
Other	0.2	—
(Increase) decrease in working capital:
Accounts receivable	(22.4)	(1.3)
Inventories	1.5	14.7
Accounts payable	6.8	(13.5)
Accrued liabilities and other working capital	16.3	3.1

Net cash provided by operating activities	16.2	21.6
Cash provided by (used in) investing activities:
Capital expenditures	(2.5)	(3.8)
Acquisitions	(22.3)	—
Net cash proceeds from divestitures and asset sales	1.7	—

Net cash used in investing activities	(23.1)	(3.8)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	25.8	—
Repayments of revolving credit	(46.9)	—
Repayments of long-term debt	(0.1)	—
Repurchases of Common Stock	(0.9)	—
Payment of deferred financing costs	(0.1)	—
Dividends paid	(4.5)	(4.5)

Net cash used in financing activities	(26.7)	(4.5)
Effect of exchange rate changes on cash	(1.3)	(0.2)

Net increase (decrease) in cash and cash equivalents	(34.9)	13.1
Cash and cash equivalents at beginning of year	58.4	63.1

Cash and cash equivalents at end of period	$23.5	$76.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2009 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2009.

2. Dividends

On May 5, 2010, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2010 to shareholders of record as of May 17, 2010.

3. Business Acquisition

On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”), a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. Concurrent with the acquisition, the Company entered into a long-term tar supply agreement with Corus Staal, who supplies the majority of the Uithoorn plant’s raw material requirements. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets.

The acquired company contributed revenues of $4.7 million and operating profit of $0.3 million for the month ended March 31, 2010. Cindu’s revenues were $6.8 million and its operating loss was $1.6 million in 2010 for the period prior to the acquisition. Cindu’s revenues were $9.4 million and its operating loss was $2.0 million for the three months ended March 31, 2009. The pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2010 or 2009 would have been pro forma revenues of $281.1 million and $282.1 million for the three months ended March 31, 2010 and 2009, respectively. Pro forma operating profit would have been $15.2 million and $16.3 million for the three months ended March 31, 2010 and 2009, respectively.

The acquisition was funded with cash on hand and the acquisition price was $21.0 million, net of estimated working capital adjustments. To the extent the working capital adjustment is different than the amount estimated, the amount of goodwill acquired will change. The provisional identifiable assets acquired and liabilities assumed upon the acquisition of Cindu were as follows. Items subject to adjustment during the measurement period include, among other items, final valuations for tangible and intangible assets and other liabilities.

March 1, 2010
(Dollars in millions)
Cash and cash equivalents	$2.1
Accounts receivable	6.5
Inventory	7.1
Other current assets	1.5
Property, plant and equipment	8.3
Intangibles	3.6
Goodwill	7.4

Total assets acquired	36.5
Accounts payable	9.8
Accrued liabilities	3.2
Long-term debt	0.6
Deferred tax liability	1.1
Long-term liabilities	0.8

Net assets acquired	$21.0

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $7.4 million was allocated to the Carbon Materials & Chemicals segment and is not deductible for income tax purposes under Dutch law. Net assets acquired included intangible assets with respect to a coal tar supply agreement of $2.8 million which will be amortized over a period of 10 years and a favorable lease agreement of $0.8 million which will be amortized over a period of three years. Acquisition expenses were $1.6 million for the three months ended March 31, 2010 and are charged to selling, general and administrative expenses.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$23.5	$23.5	$58.4	$58.4
Short-term investments	—	—	4.4	4.4
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$327.7	$314.8	$344.8	$335.3

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This assets is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

5. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2010 and 2009 is summarized in the table below:

	Three Months Ended March 31,
	2010	2009
(Dollars in millions)
Net income	$7.4	$4.6
Other comprehensive income (loss):
Change in currency translation adjustment	(1.6)	(3.8)
Change in unrecognized pension net loss, net of tax of $(0.5) and $(0.5)	0.8	0.9
Change in unrecognized transition asset, net of tax of $0.1	(0.1)	—

Total comprehensive income	6.5	1.7
Less: net income attributable to noncontrolling interests	0.1	0.5

Comprehensive income attributable to Koppers	$6.4	$1.2

The following tables present the change in equity for the three months ended March 31, 2010 and March 31, 2009, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	7.3	0.1	7.4
Issuance of common stock	3.2	—	3.2
Employee stock plans	3.7	—	3.7
Other comprehensive income (loss)	(0.9)	—	(0.9)
Dividends	(4.6)	—	(4.6)
Repurchases of common stock	(0.9)	—	(0.9)

Balance at March 31, 2010	$51.6	$11.1	$62.7

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$18.0	$8.0	$26.0
Net income	4.1	0.5	4.6
Issuance of common stock	0.2	—	0.2
Other comprehensive income (loss)	(2.9)	—	(2.9)
Dividends	(4.6)	—	(4.6)

Balance at March 31, 2009	$14.8	$8.5	$23.3

6. Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$7.3	$4.1
Less: discontinued operations	—	(0.2)

Income from continuing operations attributable to Koppers	$7.3	$4.3

Weighted average common shares outstanding:
Basic	20,473	20,429
Effect of dilutive securities	159	50

Diluted	20,632	20,479

Earnings per common share – continuing operations:
Basic earnings per common share	$0.36	$0.21
Diluted earnings per common share	0.36	0.21

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	128	189

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

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units vest upon the attainment of the applicable performance objective at the end of a three-year period. The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2007 vested at 140 percent of target in March 2010 and resulted in an additional grant of 28,060 performance stock units.

In February 2010, the board of directors awarded 32,744 restricted stock units and 68,457 performance stock units to certain employee participants (collectively, the “stock units”) with a grant date of February 22, 2010. The restricted stock units will vest in February 2013, assuming continued employment by the participant. The performance stock units will vest on February 22, 2013 upon the attainment of the applicable performance objective and assuming continued employment by the participant. The applicable performance objective is based upon a two-year cumulative value creation calculation commencing January 1, 2010. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units outstanding as of March 31, 2010:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2008 – 2010	—	46,774	70,161
2009 – 2011	—	141,732	212,598
2010 – 2011	—	68,457	102,686

The following table shows a summary of the status and activity of nonvested stock awards for the three months ended March 31, 2010:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2010	112,387	256,138	368,525	$22.50
Granted	32,744	68,457	101,201	$28.10
Credited from dividends	3,277	7,651	10,928	$23.15
Performance stock unit adjustment	—	28,060	28,060	$25.75
Vested	(21,289)	(98,197)	(119,486)	$25.74
Forfeited	(17)	(14)	(31)	$32.16

Nonvested March 31, 2010	127,102	262,095	389,197	$23.04

Also in February 2010, the board of directors awarded 58,960 stock options to certain executive officers which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date of February 22, 2010. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any nonvested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2010 Grant	February 2009 Grant	February 2008 Grant	May 2007 Grant
Grant date price per share of option award	$28.10	$15.26	$39.99	$29.97
Expected dividend yield per share	2.50%	2.50%	2.00%	2.50%
Expected life in years	6.5	6.5	6.5	6.5
Expected volatility	62.00%	51.00%	40.67%	40.39%
Risk-free interest rate	3.05%	2.05%	3.28%	4.45%
Grant date fair value per share of option awards	$13.81	$6.19	$14.79	$11.01

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	246,016	$23.30
Granted	58,960	$28.10

Outstanding at March 31, 2010	304,976	$24.23	8.60	$1.9

Exercisable at March 31, 2010	—	$—	—	$—

Total stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.9	$0.8
Less related income tax benefit	0.3	0.3

	$0.6	$0.5

As of March 31, 2010, total future compensation expense related to non-vested stock-based compensation arrangements totaled $6.6 million and the weighted-average period over which this cost is expected to be recognized is approximately 29 months.

8. Segment Information

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2010	2009
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$173.3	$145.5
Railroad & Utility Products	101.0	127.2

Total	$274.3	$272.7
Intersegment revenues:
Carbon Materials & Chemicals	$23.1	$20.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.5	$4.2
Railroad & Utility Products	1.9	1.8

Total	$6.4	$6.0
Operating profit:
Carbon Materials & Chemicals	$10.7	$6.5
Railroad & Utility Products	6.7	12.3
Corporate	(0.6)	(0.4)

Total	$16.8	$18.4

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2010	December 31, 2009
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$423.0	$402.2
Railroad & Utility Products	144.3	141.3
All other	73.1	100.9

Total	$640.4	$644.4

Goodwill:
Carbon Materials & Chemicals	$66.7	$59.4
Railroad & Utility Products	2.3	2.2

Total	$69.0	$61.6

Goodwill for Carbon Materials & Chemicals increased $7.4 million from December 31, 2009 as a result of the Cindu acquisition.

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 35.9 percent and 41.5 percent for the three months ended March 31, 2010 and 2009, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first three months of 2010 differs from the U.S. federal statutory rate of 35.0 percent due to nondeductible expenses (+1.2 percent) and state taxes (+0.8 percent) partially offset by the domestic manufacturing deduction (-1.8 percent). With respect to the first three months of 2009, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+3.5 percent) and state taxes (+2.8 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2010 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.3 million. Unrecognized tax benefits totaled $4.0 million as of March 31, 2010 and December 31, 2009. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of March 31, 2010 and December 31, 2009 are summarized in the table below:

	March 31, 2010	December 31, 2009
(Dollars in millions)
Raw materials	$98.6	$94.3
Work in process	6.8	8.3
Finished goods	96.6	94.9

	202.0	197.5
Less revaluation to LIFO	44.4	44.8

Net	$157.6	$152.7

11. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2010 and December 31, 2009 are summarized in the table below:

	March 31, 2010	December 31, 2009
(Dollars in millions)
Land	$7.6	$7.5
Buildings	29.2	29.3
Machinery and equipment	500.1	491.0

	536.9	527.8
Less accumulated depreciation	382.3	378.5

Net	$154.6	$149.3

12. Pensions and Postretirement Benefit Plans

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

All qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans have been frozen over the past few years. Accordingly, the pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, a number of pension plans are subject to a “soft” freeze which precludes new employees from entering the defined benefit pension plans.

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

Expense related to the Company’s defined contribution plans totaled $1.4 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Expense related to the Company’s other postretirement benefit plans totaled $0.2 million for each of the three months ended March 31, 2010 and 2009.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(Dollars in millions)
Service cost	$0.8	$0.7
Interest cost	3.0	2.6
Expected return on plan assets	(2.5)	(2.1)
Amortization of prior service cost	—	0.1
Amortization of net loss	1.3	1.6
Amortization of transition asset	(0.1)	(0.1)

Net periodic benefit cost	$2.5	$2.8

13. Debt

Debt at March 31, 2010 and December 31, 2009 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2010	December 31, 2009
(Dollars in millions)
Revolving Credit Facility	2.51%	2013	$18.9	$40.0
Senior Notes	7 7/8%	2019	295.0	295.0
Other debt, including capital leases	8.00%	Various	0.9	0.3

Total debt			314.8	335.3
Less short term debt and current maturities of long-term debt			0.2	0.2

Long-term debt			$314.6	$335.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios. Commitment fees totaled $0.3 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, and are charged to interest expense.

As of March 31, 2010, the Company had $188.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2010, $14.2 million of commitments were utilized by outstanding letters of credit.

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

Guarantees

The Company’s 60-percent owed subsidiary in China has issued a guarantee of $17.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK which matures in 2011.

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$16.6	$16.2
Accretion expense	0.3	1.2
Revision in estimated cash flows, net	0.1	0.6
Expenses incurred	(0.6)	(1.6)
Currency translation	(0.1)	0.2

Balance at end of period	$16.3	$16.6

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$6.7	$7.5
Deferred revenue for sales of extended warranties	—	0.3
Revenue earned	(0.2)	(1.1)

Balance at end of period	$6.5	$6.7

16. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 116 plaintiffs in 63 cases pending as of March 31, 2010 as compared to 112 plaintiffs in 62 cases at December 31, 2009. As of March 31, 2010, there are a total of 59 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee and Illinois, and two cases pending in an Indiana state court.

The plaintiffs in all 63 pending cases seek to recover compensatory damages, while plaintiffs in 53 cases also seek to recover punitive damages. The plaintiffs in the 59 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 160 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers Inc. is defending another state court case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case initially involved 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The court has dismissed 22 of the Gonzalez plaintiffs’ claims and denied those plaintiffs’ motion to reconsider. In addition, as a result of the filing of a demand for bill of particulars by Koppers Inc., the court has stricken the complaint of the remaining six plaintiffs and ordered them to file an amended complaint. The 22 dismissed plaintiffs filed a notice of appeal on April 23, 2010. No appellate briefing schedules have been set.

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

In addition to the cases pending in state court, Koppers Inc. is currently defending one case, Bullard, in the United States District Court for the Western District of Texas. It involves a total of 146 plaintiffs who seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries. Of the plaintiffs in the Bullard case, 86 are also plaintiffs in Hensen and 22 are plaintiffs in Gonzalez, whose claims have been dismissed. The BNSF is also a named defendant in the Bullard case, along with three additional defendants.

Currently, two of the severed cases in Moses have case management orders that involve Koppers Inc. which stipulate that all discovery is to be completed by early 2011. No trial dates have been set in these two cases. No other cases pending against Koppers Inc. have discovery completion dates or trial dates.

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

The first of these trials occurred in 2006 and after an appeal, the court ultimately rendered a judgment in favor of Koppers Inc. In January 2010, the trial court granted summary judgment in favor of Koppers Inc. on all claims for the second trial plaintiff. The date for the trial of the claims of the next plaintiff is set for August 2011 in Oxford, Mississippi. Trials in the remaining nine cases have not yet been scheduled, and the timing of the resolution of these cases is not known at this time. In February 2009, Koppers Inc. filed a petition with the United States Court of Appeals for the Fifth Circuit asking it to transfer the future trials of the Beck federal cases from Greenville, Mississippi to Oxford, Mississippi, where plaintiffs originally filed suit. In April 2009, the Fifth Circuit granted the petition to transfer the trials to Oxford. In March 2010, the United States Supreme Court denied the plaintiff’s petition for review of the petition to transfer future trials to Oxford.

Ellis Case – There are approximately 1,200 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed and no trial dates have been scheduled pending the completion of the trials for the remaining ten plaintiffs in the Beck case. The timing of the resolution of these cases is not known at this time.

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 200 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the claims of the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County, but all ten cases were dismissed by the Court in Grenada County. Plaintiffs’ counsel has not attempted to transfer any additional cases to Grenada County and defendants have filed motions to dismiss the claims of the remaining plaintiffs in the four non-Grenada County cases, which motions remain pending. No trial dates have been scheduled in these cases. The timing of the resolution of these cases is not known at this time.

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. Subsequently 46 of the cases were dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations were entered in 40 of the cases. Plaintiffs appealed the summary judgment orders to the Mississippi Supreme Court, which has not yet ruled on the appeals. Oral argument occurred before the Mississippi Supreme Court in March 2010. In the remaining 18 cases, on September 1, 2009, the Circuit Court granted the Company’s motions to dismiss or, in the alternative, for summary judgment, and subsequently denied the plaintiffs’ motion for reconsideration on October 5, 2009. Plaintiffs have also filed notices of appeal to the Mississippi Supreme Court in these 18 cases, but oral argument has not yet been scheduled. One other case, the Harlow case, remains pending in Grenada County. In Harlow, the plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. Discovery is proceeding in that case. The timing of the resolution of the two appeals and the Harlow case is not known at this time.

Other Litigation. In April 2010, a class action complaint was filed in the United States District Court for the Northern District of Florida, by a number of local residents in Gainesville, Florida which named Koppers Inc., Beazer East, Inc. and Cabot Corporation as defendants. The plaintiffs assert that real property located within a two mile radius of the defendants’ former utility pole treatment plant and an adjacent site owned by Cabot Corporation has been contaminated by various toxic substances. Koppers Inc. operated a utility pole treatment plant in Gainesville from 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010. Prior to 1988, Beazer East, Inc. conducted various wood treating operations at the utility pole treatment plant site. Plaintiffs seek, among other things, the creation and funding of comprehensive community property remediation and medical monitoring programs, compensatory and punitive damages in excess of the minimum jurisdictional limit of the Court and other equitable relief. Koppers Inc. has not yet been served with a copy of the Complaint and no trial date has been set.

The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although Koppers Inc. is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received a notice from Arch Chemicals relating to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $6 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. A trial is currently scheduled for June 2010.

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

Environmental and Other Liabilities Retained or Assumed by Others. The Company’s subsidiaries have agreements with former owners of certain of their operating locations under which the former owners retained, assumed and/or agreed to indemnify such subsidiaries against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between Koppers Inc. and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers Inc. against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited, the parent company of Beazer East, unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). In 1998, the parent company of Beazer East purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by Koppers Inc.) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re. Beazer East is a wholly-owned, indirect subsidiary of Heidelberg Cement AG. The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. paid Beazer East a total of $7.0 million and agreed to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Contamination has been identified at most manufacturing and other sites of the Company’s subsidiaries. Three sites currently owned and operated by Koppers Inc. in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. Koppers Inc. currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have commenced investigation on this site pursuant to a Plan submitted to the IEPA. The Company has provided a reserve for this matter totaling $1.6 million as of March 31, 2010.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In December 2006, Koppers Inc. reached a preliminary settlement of the fine with the PADEP, subject to the negotiation and execution of a consent order with the PADEP. Negotiations with respect to the consent order are continuing and the Company has reserved the amount of the estimated settlement. Koppers Inc. also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, Koppers Inc. agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $2.3 million related to the new sewer line and PADEP fine as of March 31, 2010. Koppers Inc. expects to begin construction of the new sewer line during 2010.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.7 million and the owner of the adjacent property will contribute $6.1 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.7 million at March 31, 2010.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. With respect to a closed facility in Thornton, Australia, the sale of the property was completed in March 2010 and the buyer assumed all remediation liability. Accordingly, the accrual for remediation at this site was reversed in the three months ended March 31, 2010 and resulted in a decrease to cost of sales of $2.9 million. The Company has reserved $1.4 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	March 31, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$10.7	$9.4
Expense	—	0.5
Reversal of reserves	(3.0)	—
Cash expenditures	(0.1)	(0.5)
Currency translation	0.2	1.3

Balance at end of year	$7.8	$10.7

17. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s wholly-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Ventures LLC and Koppers Asia LLC.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$160.6	$9.5	$114.7	$(10.5)	$274.3
Cost of sales including depreciation and amortization	—	148.7	5.2	95.6	(9.4)	240.1
Selling, general and administrative	0.6	8.7	1.9	6.2	—	17.4

Operating profit (loss)	(0.6)	3.2	2.4	12.9	(1.1)	16.8
Other income (expense)	7.7	0.1	(0.1)	1.7	(7.7)	1.7
Interest expense (income)	—	7.0	—	1.2	(1.3)	6.9
Income taxes	(0.2)	1.1	0.1	3.2	—	4.2

Income from continuing operations	7.3	(4.8)	2.2	10.2	(7.5)	7.4
Noncontrolling interests	—	—	—	0.1	—	0.1

Net income attributable to Koppers	$7.3	$(4.8)	$2.2	$10.1	$(7.5)	$7.3

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$190.0	$10.7	$83.8	$(11.8)	$272.7
Cost of sales including depreciation and amortization	—	169.6	5.7	75.2	(10.6)	239.9
Selling, general and administrative	0.4	7.9	0.4	5.7	—	14.4

Operating profit (loss)	(0.4)	12.5	4.6	2.9	(1.2)	18.4
Other income (expense)	7.3	0.1	—	(0.1)	(7.3)	—
Interest expense (income)	4.7	5.7	—	1.0	(1.2)	10.2
Income taxes	(1.9)	4.5	0.1	0.7	—	3.4

Income from continuing operations	4.1	2.4	4.5	1.1	(7.3)	4.8
Discontinued operations	—	(0.2)	—	—	—	(0.2)
Noncontrolling interests	—	—	—	0.5	—	0.5

Net income attributable to Koppers	$4.1	$2.2	$4.5	$0.6	$(7.3)	$4.1

Condensed Consolidating Balance Sheet

March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.1	$—	$—	$23.4	$—	$23.5
Accounts receivable, net	33.1	126.2	410.3	101.1	(516.5)	154.2
Inventories, net	—	73.5	—	84.1	—	157.6
Deferred tax assets	—	10.0	(1.5)	—	—	8.5
Other current assets	(0.1)	7.7	0.3	9.9	—	17.8

Total current assets	33.1	217.4	409.1	218.5	(516.5)	361.6
Equity investments	26.3	77.2	26.5	3.4	(128.7)	4.7
Property, plant and equipment, net	—	88.8	—	65.8	—	154.6
Goodwill	—	37.0	—	32.0	—	69.0
Deferred tax assets	—	67.8	(47.7)	4.3	—	24.4
Other noncurrent assets	—	20.4	(0.1)	5.9	(0.1)	26.1

Total assets	$59.4	$508.6	$387.8	$329.9	$(645.3)	$640.4

LIABILITIES AND EQUITY
Accounts payable	$3.5	$478.0	$12.7	$105.1	$(516.6)	$82.7
Accrued liabilities	4.3	29.0	(0.1)	25.3	—	58.5
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	0.2

Total current liabilities	7.8	507.2	12.6	130.4	(516.6)	141.4
Long-term debt	—	314.0	—	0.6	—	314.6
Other long-term liabilities	—	96.4	—	25.3	—	121.7

Total liabilities	7.8	917.6	12.6	156.3	(516.6)	577.7
Koppers stockholders’ equity	51.6	(409.0)	375.2	162.5	(128.7)	51.6
Noncontrolling interests	—	—	—	11.1	—	11.1

Total liabilities and equity	$59.4	$508.6	$387.8	$329.9	$(645.3)	$640.4

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$—	$45.3	$—	$58.4
S-T investments & restricted cash	—	—	—	4.4	—	4.4
Accounts receivable, net	36.1	121.3	415.8	83.1	(516.7)	139.6
Inventories, net	—	78.9	—	74.0	(0.2)	152.7
Deferred tax assets	—	10.0	(1.5)	—	—	8.5
Other current assets	—	6.9	0.3	10.3	(0.1)	17.4

Total current assets	36.3	230.0	414.6	217.1	(517.0)	381.0
Equity investments	12.7	77.2	14.8	3.3	(103.3)	4.7
Property, plant and equipment, net	—	90.9	—	58.4	—	149.3
Goodwill	—	37.0	—	24.6	—	61.6
Deferred tax assets	—	68.2	(47.7)	5.4	—	25.9
Other noncurrent assets	—	19.6	—	2.3	—	21.9

Total assets	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$99.3	$(516.7)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	30.4	—	64.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	0.2

Total current liabilities	5.2	503.5	10.1	129.7	(516.7)	131.8
Long-term debt	—	335.1	—	—	—	335.1
Other long-term liabilities	—	96.3	—	26.4	—	122.7

Total liabilities	5.2	934.9	10.1	156.1	(516.7)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	144.0	(103.6)	43.8
Noncontrolling interests	—	—	—	11.0	—	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.3	$15.0	$—	$0.4	$(4.5)	$16.2
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(2.0)	—	(22.8)	—	(24.8)
Net cash proceeds (payments) from divestitures and asset sales	—	—	—	1.7	—	1.7

Net cash provided by (used in) investing activities	—	(2.0)	—	(21.1)	—	(23.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(21.2)	—	—	—	(21.2)
Deferred financing costs	—	(0.1)	—	—	—	(0.1)
Dividends paid	(4.5)	(4.5)	—	—	4.5	(4.5)
Stock issued (repurchased)	(0.9)	—	—	—		(0.9)

Net cash provided by (used in) financing activities	(5.4)	(25.8)	—	—	4.5	(26.7)
Effect of exchange rates on cash	—	—	—	(1.3)	—	(1.3)

Net increase (decrease) in cash and cash equivalents	(0.1)	(12.8)	—	(22.0)	—	(34.9)
Cash and cash equivalents at beginning of year	0.2	12.8	—	45.4	—	58.4

Cash and cash equivalents at end of period	$0.1	$—	$—	$23.4	$—	$23.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$17.4	$—	$4.3	$(4.7)	$21.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(1.8)	—	(2.0)	—	(3.8)

Net cash (used in) investing activities	—	(1.8)	—	(2.0)	—	(3.8)
Cash provided by (used in) financing activities:
Dividends paid	(4.5)	(4.7)	—	—	4.7	(4.5)

Net cash provided by (used in) financing activities	(4.5)	(4.7)	—	—	4.7	(4.5)
Effect of exchange rates on cash	—	0.9	—	(1.1)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	0.1	11.8	—	1.2	—	13.1
Cash and cash equivalents at beginning of year		37.6	—	25.5	—	63.1

Cash and cash equivalents at end of period	$0.1	$49.4	$—	$26.7	$—	$76.2

18. Subsidiary Guarantor Information for Shelf Registration

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$160.6	$9.5	$87.7	$29.0	$(12.5)	$274.3
Cost of sales including depreciation and amortization	—	148.7	5.2	70.8	26.7	(11.3)	240.1
Selling, general and administrative	0.6	8.7	1.9	5.1	1.1	—	17.4

Operating profit (loss)	(0.6)	3.2	2.4	11.8	1.2	(1.2)	16.8
Other income (expense)	7.7	0.1	(0.1)	1.6	0.1	(7.7)	1.7
Interest expense (income)	—	7.0	—	1.2	0.1	(1.4)	6.9
Income taxes	(0.2)	1.1	0.1	3.2	—	—	4.2

Income from continuing operations	7.3	(4.8)	2.2	9.0	1.2	(7.5)	7.4
Noncontrolling interests	—	—	—	—	0.1	—	0.1

Net income attributable to Koppers	$7.3	$(4.8)	$2.2	$9.0	$1.1	$(7.5)	$7.3

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$—	$190.0	$10.7	$67.3	$19.5	$(14.8)	$272.7
Cost of sales including depreciation and amortization	—	169.6	5.6	61.3	17.1	(13.7)	239.9
Selling, general and administrative	0.4	7.9	0.4	4.7	1.0	—	14.4

Operating profit (loss)	(0.4)	12.5	4.7	1.3	1.4	(1.1)	18.4
Other income (expense)	7.3	0.1	(0.1)	—	—	(7.3)	—
Interest expense (income)	4.7	5.7	—	0.9	—	(1.1)	10.2
Income taxes	(1.9)	4.5	0.1	0.3	0.4	—	3.4

Income from continuing operations	4.1	2.4	4.5	0.1	1.0	(7.3)	4.8
Discontinued operations	—	(0.2)	—	—	—	—	(0.2)
Noncontrolling interests	—	—	—	—	0.5	—	0.5

Net income attributable to Koppers	$4.1	$2.2	$4.5	$0.1	$0.5	$(7.3)	$4.1

Condensed Consolidating Balance Sheet

March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.1	$—	$—	$15.8	$7.6	$—	$23.5
Accounts receivable, net	33.1	126.2	410.3	69.2	67.8	(552.4)	154.2
Inventories, net	—	73.5	—	69.4	14.7	—	157.6
Deferred tax assets	—	10.0	(1.5)	—	—	—	8.5
Other current assets	(0.1)	7.7	0.3	7.8	2.1	—	17.8

Total current assets	33.1	217.4	409.1	162.2	92.2	(552.4)	361.6
Equity investments	26.3	77.2	26.5	17.5	13.4	(156.2)	4.7
Property, plant and equipment, net	—	88.8	—	41.5	24.3	—	154.6
Goodwill	—	37.0	—	23.4	8.6	—	69.0
Deferred tax assets	—	67.8	(47.7)	4.3	—	—	24.4
Other noncurrent assets	—	20.4	(0.1)	1.0	4.8	—	26.1

Total assets	$59.4	$508.6	$387.8	$249.9	$143.3	$(708.6)	$640.4

LIABILITIES AND EQUITY
Accounts payable	$3.5	$478.0	$12.7	$98.9	$42.1	$(552.5)	$82.7
Accrued liabilities	4.3	29.0	(0.1)	18.6	6.7	—	58.5
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	—	0.2

Total current liabilities	7.8	507.2	12.6	117.5	48.8	(552.5)	141.4
Long-term debt	—	314.0	—	—	0.6	—	314.6
Other long-term liabilities	—	96.4	—	12.6	12.7	—	121.7

Total liabilities	7.8	917.6	12.6	130.1	62.1	(552.5)	577.7
Koppers stockholders’ equity	51.6	(409.0)	375.2	119.8	70.1	(156.1)	51.6
Noncontrolling interests	—	—	—	—	11.1	—	11.1

Total liabilities and equity	$59.4	$508.6	$387.8	$249.9	$143.3	$(708.6)	$640.4

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$—	$36.9	$8.4	$—	$58.4
S-T investments & restricted cash	—	—	—	—	4.4	—	4.4
Accounts receivable, net	36.1	121.3	415.8	42.2	41.1	(516.9)	139.6
Inventories, net	—	78.9	—	67.0	7.0	(0.2)	152.7
Deferred tax assets	—	10.0	(1.5)	—	—	—	8.5
Other current assets	—	6.9	0.3	6.8	3.5	(0.1)	17.4

Total current assets	36.3	230.0	414.6	152.9	64.4	(517.2)	381.0
Equity investments	12.7	77.2	14.8	17.1	3.4	(120.5)	4.7
Property, plant and equipment, net	—	90.9	—	41.8	16.6	—	149.3
Goodwill	—	37.0	—	23.3	1.3	—	61.6
Deferred tax assets		68.2	(47.7)	5.4	—	—	25.9
Other noncurrent assets		19.6	—	0.8	1.4	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$91.5	$8.0	$(516.9)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	20.5	9.9	—	64.3
Short-term debt and current portion of long-term debt	—	0.2	—	—	—	—	0.2

Total current liabilities	5.2	503.5	10.1	112.0	17.9	(516.9)	131.8
Long-term debt	—	335.1	—	—	—	—	335.1
Other long-term liabilities	—	96.3	—	16.0	10.4	—	122.7

Total liabilities	5.2	934.9	10.1	128.0	28.3	(516.9)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	113.3	47.8	(120.7)	43.8
Noncontrolling interests	—	—	—	—	11.0	—	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.3	$15.0	$—	$2.9	$(2.5)	$(4.5)	$16.2
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(2.0)	—	(0.8)	(22.0)	—	(24.8)
Net cash proceeds (payments) from divestitures and asset sales	—	—	—	1.6	0.1	—	1.7

Net cash provided by (used in) investing activities	—	(2.0)	—	0.8	(21.9)	—	(23.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	—	(21.2)	—	(23.7)	23.7	—	(21.2)
Deferred financing costs	—	(0.1)	—	—	—	—	(0.1)
Dividends paid	(4.5)	(4.5)	—	—	—	4.5	(4.5)
Stock issued (repurchased)	(0.9)	—	—	—	—	—	(0.9)

Net cash provided by (used in) financing activities	(5.4)	(25.8)	—	(23.7)	23.7	4.5	(26.7)
Effect of exchange rates on cash	—	—	—	(1.1)	(0.2)	—	(1.3)

Net increase (decrease) in cash and cash equivalents	(0.1)	(12.8)	—	(21.1)	(0.9)	—	(34.9)
Cash and cash equivalents at beginning of year	0.2	12.8	—	36.9	8.5	—	58.4

Cash and cash equivalents at end of period	$0.1	$—	$—	$15.8	$7.6	$—	$23.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$17.4	$—	$2.9	$1.4	$(4.7)	$21.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	—	(1.8)	—	(0.6)	(1.4)	—	(3.8)

Net cash (used in) investing activities	—	(1.8)	—	(0.6)	(1.4)	—	(3.8)
Cash provided by (used in) financing activities:
Dividends paid	(4.5)	(4.7)	—	—	—	4.7	(4.5)

Net cash provided by (used in) financing activities	(4.5)	(4.7)	—	—	—	4.7	(4.5)
Effect of exchange rates on cash	—	0.9	—	(1.1)	—	—	(0.2)

Net increase (decrease) in cash and cash equivalents	0.1	11.8	—	1.2	—	—	13.1
Cash and cash equivalents at beginning of year	—	37.6	—	18.6	6.9	—	63.1

Cash and cash equivalents at end of period	$0.1	$49.4	$—	$19.8	$6.9	$—	$76.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, the Netherlands and Denmark.

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

Our CM&C business has entered into a number of strategic transactions during the last number of years to expand and focus on its core business related to coal tar distillation and derived products. Most recently, we acquired Cindu Chemicals B.V., (“Cindu”) a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets. For the year ended December 31, 2009, Cindu’s revenues were approximately $45 million.

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

Our businesses and results of operations have been negatively impacted by the global economic recession starting in late 2008. We expect that, although the global economy and our key end markets have stabilized and in some cases started to recover, we will continue to experience reduced demand for some products in 2010 as improvement in our key end markets will emerge over time. In the past two years, we have seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, among others, that represent markets in which our products are consumed. We believe that there will continue to be uncertainty regarding the levels of production going forward, although in 2010 we have seen significant increases in steel, rubber and plastics that appear to be indicative of a recovery in these markets. In addition to reduced demand for some of our products, many of our customers have been aggressively attempting to reduce their manufactured raw material costs. Accordingly, some of our customers have been moving toward short-term pricing arrangements as opposed to long-term contracts with periodic pricing reviews.

In the past 18 months we have seen the temporary idling or closure of several aluminum smelters, particularly in North America and Europe, as demonstrated by the fact that global production of aluminum declined by approximately six percent in 2009 over 2008 levels. While few smelters have closed or reduced production over the past nine months, we believe that restarts for some of these smelters may be delayed as newer, more cost effective smelters come on line in regions with lower cost energy. However, we believe we are well positioned to supply these smelters due to our capacity expansions in China and are currently supplying several of these new smelters.

While our volumes of carbon pitch have increased as our Chinese operations supply several of the new smelters in the Middle East, profit margins in this region have been reduced as coal tar costs have increased in response to reduced availability and higher oil prices.

Our carbon black facility in Australia has experienced operating problems related to a boiler that impacted profitability in the first quarter of 2010 by an estimated $0.5 million. The impact on second quarter 2010 results is expected to be in the $1 to $2 million range as we move towards a resolution of this problem.

Our railroad business was down substantially in the first quarter of 2010 from an unusually strong prior year quarter as the railroads reduced their untreated crosstie purchases to more normal seasonal patterns that were reduced even further as severe snowstorms in the U.S. in January and February impacted crosstie availability. The reduction in availability of crossties is also expected to have a residual impact on our second quarter results as a distressed logging industry recovers from weather issues and unfavorable market pricing conditions. Although untreated crosstie volumes for the industry are expected to be reduced from 2009 levels, we are focused on increasing our crosstie procurement levels for the railroads through the remainder of 2010 in order to meet what we believe to be consistent crosstie insertion targets for 2010 and 2011.

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

Due to the concentration of our North American operating facilities in the eastern and mid-western portions of the United States, we have been negatively impacted by heavy snowstorm activity in January and February 2010. This has resulted in higher operating and logistics costs as well as lower production and shipments of our products at these locations. These conditions had a negative impact on our results for the first quarter of 2010.

Results of Operations – Comparison of Three Months Ended March 31, 2010 and 2009

Consolidated Results

Net sales for the three months ended March 31, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$173.3	$145.5	+19%
Railroad & Utility Products	101.0	127.2	-21%

	$274.3	$272.7	+1%

CM&C net sales increased by $27.8 million or 19 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-8%	+3%	+4%	-1%
Distillates(b)	+3%	-2%	+1%	+2%
Coal Tar Chemicals(c)	+5%	+2%	+1%	+8%
Other(d)	+2%	+5%	+3%	+10%

Total CM&C	+2%	+8%	+9%	+19%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials prices for carbon pitch decreased by eight percent as prices in all geographic regions declined. The price decreases are due to generally lower tar costs in most regions and excess supply in some regions.

Distillate pricing for carbon black feedstock increased two percent in Europe due to higher average worldwide oil prices as compared to the prior year. The decrease in distillate sales volume is due primarily to lower creosote sales in the U.S. of three percent partially offset by higher carbon black feedstock sales in China totaling one percent. The decrease in creosote sales in the U.S. is related to lower wood treating in the first quarter of 2010 due to difficult weather conditions.

For coal tar chemicals, phthalic anhydride prices in the U.S. increased four percent as higher oil prices and stronger demand drove prices higher.

R&UP net sales decreased by $26.2 million or 21 percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	-3%	-15%	—%	-18%
TSO Crossties(b)	—%	—%	—%	—%
Distribution Poles	—%	-1%	+1%	—%
Other(c)	-2%	-1%	—%	-3%

Total R&UP	-5%	-17%	+1%	-21%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume decreases for untreated railroad crossties totaled 11 percent in the quarter ended March 31, 2010. Additionally, sales volume decreases of four percent were realized for treated railroad crossties. The volume reduction for untreated crossties was due to a weak lumber market and difficult weather conditions combined with an abnormally high volume in the prior year quarter. The decrease in treated crossties was due primarily to lower sales to commercial customers as economic conditions have resulted in lower spending from this market.

Cost of sales as a percentage of net sales was 85 percent for the quarter ended March 31, 2010 and 86 percent for the quarter ended March 31, 2009. Overall, cost of sales was unchanged between periods.

Depreciation and amortization for the quarter ended March 31, 2010 was $0.4 million higher when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the quarter ended March 31, 2010 were $3.0 million higher when compared to the prior year period primarily due to higher incentive accruals, acquisition costs related to Cindu of $1.6 million and foreign exchange impacts of $1.0 million.

Other income for the quarter ended March 31, 2010 was $1.7 million higher when compared to the prior year primarily due to the gain on the sale of an Australian property of $1.6 million.

Interest expense for the quarter ended March 31, 2010 was $3.3 million lower when compared to the prior year period primarily due to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from debt reductions from cash flow and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009.

Income taxes for the quarter ended March 31, 2010 were $0.8 million higher when compared to the prior year period due primarily to the increase in pretax income of $3.4 million and a lower effective income tax rate. The Company’s effective income tax rate for the quarter ended March 31, 2010 was 35.9 percent as compared to the prior year period of 41.5 percent. The prior year effective tax rate was higher primarily due to the recognition of deferred tax expense on estimated foreign dividends from Europe in 2009.

Segment Results

Segment operating profits for the three months ended March 31, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$10.7	$6.5	+65%
Railroad & Utility Products	6.7	12.3	-46%
Corporate	(0.6)	(0.4)	-50%

	$16.8	$18.4	-9%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	6.2%	4.5%	+1.7%
Railroad & Utility Products	6.6%	9.7%	-3.1%

	6.1%	6.7%	-0.6%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended March 31, 2010 and 2009 are summarized in the following table:

	Three months ended March 31,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$68.3	$69.1	-1%
Europe	45.8	33.6	+36%
Australia	37.9	27.4	+38%
China	23.3	18.4	+27%
Intrasegment	(2.0)	(3.0)	+33%

	$173.3	$145.5	+19%

Operating profit:
North America	$2.5	$5.0	-50%
Europe	5.0	0.2	+2,400%
Australia	2.8	0.1	+2,700%
China	0.1	1.2	-92%
Intrasegment	0.3	—	n/a %

	$10.7	$6.5	+65%

North American CM&C sales decreased by $0.8 million as higher volumes and prices for phthalic anhydride totaling $7.8 million and higher volumes for petroleum pitch totaling $2.2 million were offset by lower volumes and prices for carbon pitch totaling $6.3 million and lower volumes for creosote of $4.9 million. Operating profit as a percentage of net sales decreased to four percent from seven percent between periods reflecting lower sales volumes for carbon pitch and creosote, which more than offset the impact of higher volumes and pricing for phthalic anhydride and higher volumes for petroleum pitch. Operating profit was also negatively impacted by $1.6 million related to acquisition costs in the first quarter of 2010.

European CM&C sales increased by $12.2 million due primarily to higher prices for carbon black feedstock and specialty chemicals totaling $8.5 million and sales from the Cindu acquisition of $4.7 million. Operating profit as a percentage of net sales was 11 percent as compared to one percent in the prior year.

Australian CM&C sales increased by $10.5 million due primarily to higher volumes for carbon pitch and carbon black totaling $7.4 million combined with currency exchange rate changes which increased sales by $10.1 million. These increases were partially offset by lower prices for carbon pitch and carbon black totaling $7.0 million. Operating profit as a percentage of net sales was seven percent for the three months ended March 31, 2010 as compared to break-even for the prior period reflecting difficult market conditions in the prior year quarter.

Chinese CM&C sales increased by $4.9 million due primarily to higher volumes of carbon pitch and higher prices for carbon black feedstock totaling $4.6 million. Operating profit as a percentage of net sales was break-even for the three months ended March 31, 2010 as compared to seven percent for the three months ended March 31, 2009 as higher tar costs in China and lower selling prices due to excess carbon pitch supply in Asia resulted in lower margins.

Railroad & Utility Products operating profit for the quarter ended March 31, 2010 decreased by $5.6 million as compared to the prior period primarily as a result of lower volumes for treated and untreated railroad crossties due to unfavorable weather and lumber market conditions combined with abnormally high volumes in the prior year quarter. Operating profit was favorably affected by the gain on the sale of an Australian property of $1.6 million and the reversal of an environmental reserve of $2.9 million. Operating profit as a percentage of net sales decreased to seven percent from ten percent between periods as operating expenses in 2010 were higher due to weather conditions, and lower volumes negatively impacted revenues and cost absorption.

Cash Flow

Net cash provided by operating activities was $16.2 million for the quarter ended March 31, 2010 as compared to net cash provided by operating activities of $21.6 million for the quarter ended March 31, 2009. The decrease of $5.4 million in net cash provided by operations is due primarily to higher working capital requirements as compared to prior periods.

Net cash used by investing activities was $23.1 million for the quarter ended March 31, 2010 as compared to net cash used by investing activities of $3.8 million for the quarter ended March 31, 2009. The first quarter of 2010 included the acquisition of Cindu totaling $22.0 million partially offset by the proceeds from sale of an Australian property for $1.6 million.

Net cash used by financing activities was $26.7 million for the quarter ended March 31, 2010 as compared to net cash used by financing activities of $4.5 million for the quarter ended March 31, 2009. The first quarter of 2010 included the repayment of borrowing on the revolving credit facility of $21.1 million.

Dividends paid were $4.5 million in the quarter ended March 31, 2010 as compared to dividends paid of $4.5 million for the quarter ended March 31, 2009. Dividends paid in both quarters reflect a dividend rate of 22 cents per common share.

On May 5, 2010, our board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2010 to shareholders of record as of May 17, 2010.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. In addition, the terms of Koppers Inc.’s revolving credit facility and the terms of Koppers Inc.’s 7 7/8% Senior Notes due 2019 (the “Senior Notes”) indenture place restrictions on the amount of dividends it may pay to Koppers Holdings. The amount of permitted dividends under the revolving credit facility is generally limited by Koppers Inc.’s fixed charge coverage ratio covenant, among other terms. The amount of permitted dividends under the Senior Note indenture is primarily determined by a derived basket. The basket is based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary.

Notwithstanding the foregoing, the Senior Notes indenture permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of March 31, 2010, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $142.3 million.

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

As of March 31, 2010, we had $188.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2010, $14.2 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2010 (dollars in millions):

Cash and cash equivalents	$23.5
Amount available under revolving credit facility	188.6
Amount available under other credit facilities	12.1

Total estimated liquidity	$224.2

Our estimated liquidity was $230.2 million at December 31, 2009. The decrease in estimated liquidity from that date is due primarily to cash used for acquisitions.

As of March 31, 2010, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2010 was 2.3.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at March 31, 2010 was 2.75.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at March 31, 2010 was 0.18.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At March 31, 2010, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Environmental and Other Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2010:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	—	$—	—	—
March 1 – March 31	29,743	$29.14	29,743	—	(1)

(1)	Under the terms of the Company’s Long-Term Incentive Plan, restricted stock units and performance stock units granted in 2007 vested in March 2010. Upon the vesting of a portion of these stock units, each employee who holds these stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

See description of the limitations on the payment of dividends in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.

ITEM 5. OTHER INFORMATION

On February 4, 2010, our board of directors adopted our Senior Management Corporate Incentive Plan (the “Corporate Plan”) and our Management Incentive Plan (the “Business Unit Plan”), which are the company’s annual bonus/cash incentive plans. The Corporate Plan is funded based on a combination of the Company’s actual consolidated earnings per share calculated according to generally accepted accounting principles, subject to any adjustments approved by the management, development and compensation committee or the board of directors (“EPS”) and value creation measured at the consolidated company level compared to targeted levels established at the beginning of each year. Value creation, which is not a financial measure defined under generally accepted accounting principles, is defined as the amount of our earnings (before interest and taxes), adjusted by the management, development and compensation committee or the board of directors in its discretion to account for certain extraordinary items that exceeds a pre-defined level of return on invested capital. The pre-defined level is determined by multiplying the value of the assets invested in the corporation by 15 percent, which is our assumed cost of capital. The Corporate Plan provides that 60 percent of the pool is funded by EPS performance and 40 percent is funded by corporate value creation.

The Business Unit Plan is similar to the Corporate Plan, except that the amount of the aggregate bonus/incentive pool payable under the Business Unit Plan is established based entirely on the achievement of value creation goals at each business unit; EPS is not part of the calculation for the business unit plans.

The preceding description of the Corporate Plan and the Business Unit Plan is qualified and supplemented in all respects by the plan documents, which are attached hereto as Exhibit 10.60 and 10.61 and are incorporated herein by reference.

On March 16, 2010 our board of directors approved our amended and restated 2005 Long Term Incentive Plan (the “Plan”) and on May 5, 2010 our shareholders approved the Plan at our annual meeting of shareholders. The Plan governs the award and payment of cash and equity awards to our employees (including executive officers), independent consultants and non-employee directors. The Plan is filed as Exhibit 10.59 hereto (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010). The terms and description of the Plan included in the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010 are incorporated herein by reference.

The Company’s description of the bonuses awarded to the named executive officers under the 2009 Senior Management Corporate Incentive Plan and 2009 Management Incentive Plan is provided in our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 31, 2010 and is incorporated herein by reference.

The Company’s 2010 Annual Meeting of Shareholders was held on May 5, 2010. Three matters were considered and voted upon at the Annual Meeting: the election of two persons to serve on our board of directors, the approval of our amended and restated 2005 Long Term Incentive Plan and the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2010.

Election of Directors: Nominations of David M. Hillenbrand and James C. Stalder to serve as directors for a three-year term expiring in 2013 were considered and both nominee were elected. Both nominees for election as director received a plurality of votes cast. The final voting results are as follows:

Director Name	Votes for	Votes withheld	Broker non-votes
David M. Hillenbrand, Ph.D.	17,660,206	366,923	1,331,891
James C. Stalder	17,670,575	356,554	1,331,891

The terms of office of Cynthia A. Baldwin, Sharon Feng, Albert J. Neupaver, Stephen R. Tritch, Walter W. Turner and T. Michael Young continued after the Annual Meeting. They will serve as directors until their terms expire and until their successors have been duly elected and qualify.

Approval of amended and restated 2005 Long Term Incentive Plan: The voting at the Annual Meeting to approve our amended and restated 2005 Long Term Incentive Plan was as follows:

For:	16,597,156
Against:	1,402,961
Abstain:	27,012
Broker non-votes:	1,331,891

Ratification of Appointment of Ernst & Young LLC: The Audit Committee of the Board of Directors appointed Ernst & Young LLP as our independent registered public accounting firm for the year 2010. The voting at the Annual Meeting to ratify the appointment of Ernst & Young LLP was as follows:

For:	19,191,601
Against:	145,516
Abstain:	21,830

ITEM 6. EXHIBITS

10.59*	**	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 16, 2010.

10.60*	***	Senior Management Corporate Incentive Plan.

10.61*	***	Management Incentive Plan.

10.62*	***	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement – Time Vesting.

10.63*	***	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement – Performance Vesting.

10.64*	***	Form of Koppers Holdings Inc. Notice of Grant of Stock Option.

12.1***		Computation of ratio of earnings to fixed charges

31.1***		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan
**	Previously filed as Appendix A to Proxy Statement filed March 31, 2010
***	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 10, 2010	By:	/S/ BRIAN H. MCCURRIE

Brian H. McCurrie Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)