Form 10-Q
period 2010-06-30
Koppers Holdings Inc.
filed 2010-08-05
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2010 amounted to 20,565,615 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$327.1	$291.6	$601.4	$564.3
Cost of sales (excluding items below)	272.3	238.5	506.0	472.4
Depreciation and amortization	7.0	6.3	13.4	12.3
Selling, general and administrative expenses	15.0	13.5	32.4	27.9

Operating profit	32.8	33.3	49.6	51.7
Other income (loss)	0.1	(0.2)	1.8	(0.2)
Interest expense	6.9	10.0	13.8	20.2

Income before income taxes	26.0	23.1	37.6	31.3
Income taxes	9.7	10.5	13.9	13.9

Income from continuing operations	16.3	12.6	23.7	17.4
Loss on sale of discontinued operations, net of tax benefit of $0.1, $0.0, $0.1 and $0.2	(0.2)	(0.1)	(0.2)	(0.3)

Net income	16.1	12.5	23.5	17.1
Net income attributable to noncontrolling interests	0.0	0.8	0.1	1.3

Net income attributable to Koppers	$16.1	$11.7	$23.4	$15.8

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.79	$0.57	$1.15	$0.78
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)

Earnings per basic common share	$0.78	$0.57	$1.14	$0.77

Diluted –
Continuing operations	$0.79	$0.57	$1.14	$0.78
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)

Earnings per diluted common share	$0.78	$0.57	$1.13	$0.77

Weighted average shares outstanding (in thousands):
Basic	20,558	20,445	20,516	20,437
Diluted	20,643	20,542	20,659	20,513
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$18.1	$58.4
Short-term investments	0.0	4.4
Accounts receivable, net of allowance of $0.2 and $0.5	142.9	102.5
Income tax receivable	18.9	37.1
Inventories, net	153.7	152.7
Deferred tax assets	8.5	8.5
Other current assets	18.4	17.4

Total current assets	360.5	381.0
Equity in non-consolidated investments	4.7	4.7
Property, plant and equipment, net	149.6	149.3
Goodwill	66.4	61.6
Deferred tax assets	24.6	25.9
Other assets	26.1	21.9

Total assets	$631.9	$644.4

Liabilities
Accounts payable	$88.8	$67.3
Accrued liabilities	45.8	54.8
Dividends payable	5.1	9.5
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	139.9	131.8
Long-term debt	309.7	335.1
Accrued postretirement benefits	81.6	81.9
Other long-term liabilities	37.0	40.8

Total liabilities	568.2	589.6
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,264,698 and 21,124,212 shares issued	0.2	0.2
Additional paid-in capital	135.1	127.2
Retained deficit	(23.1)	(37.3)
Accumulated other comprehensive loss	(34.6)	(22.7)
Treasury stock, at cost, 699,082 and 669,340 shares	(24.5)	(23.6)

Total Koppers stockholders’ equity	53.1	43.8
Noncontrolling interests	10.6	11.0

Total equity	63.7	54.8

Total liabilities and equity	$631.9	$644.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$23.5	$17.1
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	13.4	13.2
(Gain) loss on sale of fixed assets	(1.3)	0.7
Deferred income taxes	0.7	(3.0)
Equity income, net of dividends received	0.0	0.9
Change in other liabilities	(2.4)	6.7
Non-cash interest expense	0.8	9.2
Stock-based compensation	1.8	2.2
Other	0.7	0.2
(Increase) decrease in working capital:
Accounts receivable	(35.7)	(1.5)
Inventories	0.6	34.6
Accounts payable	14.8	(19.3)
Accrued liabilities and other working capital	15.7	1.8

Net cash provided by operating activities	32.6	62.8
Cash provided by (used in) investing activities:
Capital expenditures	(7.7)	(6.8)
Acquisitions	(22.3)	0.0
Net cash proceeds from divestitures and asset sales	1.7	(1.1)

Net cash used in investing activities	(28.3)	(7.9)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	96.4	0.0
Repayments of revolving credit	(122.4)	0.0
Repayments of long-term debt	(0.1)	(0.1)
Repurchases of Common Stock	(0.9)	0.0
Payment of deferred financing costs	(0.4)	0.0
Dividends paid	(14.0)	(9.0)

Net cash used in financing activities	(41.4)	(9.1)
Effect of exchange rate changes on cash	(3.2)	1.1

Net increase (decrease) in cash and cash equivalents	(40.3)	46.9
Cash and cash equivalents at beginning of year	58.4	63.1

Cash and cash equivalents at end of period	$18.1	$110.0

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

2. Dividends

On August 4, 2010, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on October 4, 2010 to shareholders of record as of August 16, 2010.

3. Business Acquisition

On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”), a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. Concurrent with the acquisition, the Company entered into a long-term tar supply agreement with Corus Staal, who supplies the majority of the Uithoorn plant’s raw material requirements. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets. Cindu was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”).

The acquired company contributed revenues of $13.7 million and operating loss of $0.7 million for the three months ended June 30, 2010 and revenues of $18.4 million and operating loss of $0.4 million for the six months ended June 30, 2010. Koppers Netherlands’ revenues were $6.8 million and its operating loss was $1.6 million in 2010 for the period prior to the acquisition. Koppers Netherlands’ revenues were $7.2 million and its operating loss was $0.7 million for the three months ended June 30, 2009 and its revenues were $16.6 million and its operating loss was $2.7 million for the six months ended June 30, 2009.

The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $608.2 million and operating profit of $47.9 for the six months ended June 30, 2010. The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2009 would have been revenues of $298.8 million and operating profit of $32.5 million for the three months ended June 30, 2009 and revenues of $580.9 million and operating profit of $48.8 million for the six months ended June 30, 2009.

The acquisition was funded with cash on hand and the acquisition price was $21.6 million. The provisional identifiable assets acquired and liabilities assumed upon the acquisition of Koppers Netherlands is shown in the table below. Items subject to adjustment during the measurement period include, among other items, final valuations for tangible and intangible assets and other liabilities.

March 1, 2010
(Dollars in millions)
Cash and cash equivalents	$2.1
Accounts receivable	6.5
Inventory	7.1
Other current assets	1.8
Property, plant and equipment	8.3
Intangibles	4.4
Goodwill	6.9

Total assets acquired	37.1
Accounts payable	9.8
Accrued liabilities	3.0
Long-term debt	0.6
Deferred tax liability	1.3
Long-term liabilities	0.8

Net assets acquired	$21.6

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $6.9 million was allocated to the Carbon Materials & Chemicals segment and is not deductible for income tax purposes under Dutch law. Net assets acquired included intangible assets with respect to a coal tar supply agreement of $2.9 million and customer relationships of $0.7 million which will be amortized over a period of ten years and a favorable lease agreement of $0.8 million which will be amortized over a period of three years. The intangible assets other than goodwill are classified in other assets in the condensed consolidated balance sheet. Acquisition expenses were $0.2 and $1.8 million for the three months and six months ended June 30, 2010, respectively, and are charged to selling, general and administrative expenses.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$18.1	$18.1	$58.4	$58.4
Short-term investments	0.0	0.0	4.4	4.4
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$317.8	$309.9	$344.8	$335.3

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

5. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions)
Net income	$16.1	$12.5	$23.5	$17.1
Other comprehensive income (loss):
Change in currency translation adjustment	(11.7)	19.9	(13.3)	16.1
Change in unrecognized pension transition asset, net of tax	0.0	(0.1)	(0.1)	(0.1)
Change in unrecognized pension net loss, net of tax	0.9	1.0	1.7	1.9

Total comprehensive income	5.3	33.3	11.8	35.0
Less: comprehensive income attributable to noncontrolling interests	0.1	0.8	0.2	1.3

Comprehensive income attributable to Koppers	$5.2	$32.5	$11.6	$33.7

The following tables present the change in equity for the six months ended June 30, 2010 and June 30, 2009, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	23.4	0.1	23.5
Issuance of common stock	3.7	0.0	3.7
Employee stock plans	4.1	0.0	4.1
Other comprehensive income (loss)	(11.8)	0.1	(11.7)
Dividends	(9.2)	(0.6)	(9.8)
Repurchases of common stock	(0.9)	0.0	(0.9)

Balance at June 30, 2010	$53.1	$10.6	$63.7

(Dollars in millions)	Total Koppers Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$18.0	$8.0	$26.0
Net income	15.8	1.3	17.1
Other comprehensive income	17.9	0.0	17.9
Issuance of common stock	0.5	0.0	0.5
Dividends to Koppers stockholders	(9.1)	0.0	(9.1)
Dividends to noncontrolling interests	0.0	(0.5)	(0.5)

Balance at June 30, 2009	$43.1	$8.8	$51.9

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$16.1	$11.7	$23.4	$15.8
Less: discontinued operations	(0.2)	(0.1)	(0.2)	(0.3)

Income from continuing operations attributable to Koppers	$16.3	$11.8	$23.6	$16.1

Weighted average common shares outstanding:
Basic	20,558	20,445	20,516	20,437
Effect of dilutive securities	85	97	143	76

Diluted	20,643	20,542	20,659	20,513

Earnings per common share – continuing operations:
Basic earnings per common share	$0.79	$0.57	$1.15	$0.78
Diluted earnings per common share	0.79	0.57	1.14	0.78

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	162	269	145	230

7. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units vest upon the attainment of the applicable performance objective at the end of a two or three-year period. The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2007 vested at 140 percent of target in March 2010 and resulted in a grant of 28,060 performance stock units above target.

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

The following table shows a summary of the performance stock units outstanding as of June 30, 2010:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2008 – 2010	0	46,774	70,161
2009 – 2011	0	141,732	212,598
2010 – 2011	0	68,457	102,686

The following table shows a summary of the status and activity of nonvested stock awards for the six months ended June 30, 2010:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2010	112,387	256,138	368,525	$22.50
Granted	32,744	68,457	101,201	$28.10
Credited from dividends	3,277	7,651	10,928	$23.15
Performance stock unit adjustment	0	28,060	28,060	$25.75
Vested	(21,289)	(98,197)	(119,486)	$25.74
Forfeited	(17)	(14)	(31)	$32.16
Nonvested June 30, 2010	127,102	262,095	389,197	$23.04

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

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below for unvested stock options:

	February 2010 Grant	February 2009 Grant	February 2008 Grant
Grant date price per share of option award	$28.10	$15.26	$39.99
Expected dividend yield per share	2.50%	2.50%	2.00%
Expected life in years	6.5	6.5	6.5
Expected volatility	62.00%	51.00%	40.67%
Risk-free interest rate	3.05%	2.05%	3.28%
Grant date fair value per share of option awards	$13.81	$6.19	$14.79

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	246,016	$23.30
Granted	58,960	$28.10
Outstanding at June 30, 2010	304,976	$24.23	8.35	$1.0
Exercisable at June 30, 2010	57,600	$29.97	6.74	$0.0

Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.9	$1.4	$1.8	$2.2
Less related income tax benefit	0.4	0.6	0.7	0.9

	$0.5	$0.8	$1.1	$1.3

For the six months ended June 30, 2010, shares issued under the LTIP for board of director compensation totaled 21,000 shares. As of June 30, 2010, total future compensation expense related to non-vested stock-based compensation arrangements totaled $5.2 million and the weighted-average period over which this cost is expected to be recognized is approximately 27 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$208.4	$160.9	$381.7	$306.4
Railroad & Utility Products	118.7	130.7	219.7	257.9

Total	$327.1	$291.6	$601.4	$564.3
Intersegment revenues:
Carbon Materials & Chemicals	$27.2	$29.4	$50.3	$50.2

Depreciation and amortization expense:
Carbon Materials & Chemicals	$5.1	$4.5	$9.6	$8.7
Railroad & Utility Products	1.9	1.8	3.8	3.6

Total	$7.0	$6.3	$13.4	$12.3
Operating profit:
Carbon Materials & Chemicals	$21.4	$19.9	$32.1	$26.4
Railroad & Utility Products	11.9	14.1	18.6	26.4
Corporate	(0.5)	(0.7)	(1.1)	(1.1)

Total	$32.8	$33.3	$49.6	$51.7

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2010	December 31, 2009
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$423.4	$402.2
Railroad & Utility Products	138.4	141.3
All other	70.1	100.9

Total	$631.9	$644.4

Goodwill:
Carbon Materials & Chemicals	$64.3	$59.4
Railroad & Utility Products	2.1	2.2

Total	$66.4	$61.6

Goodwill for Carbon Materials & Chemicals increased $6.9 million from December 31, 2009 as a result of the Koppers Netherlands acquisition before considering foreign currency exchange adjustments.

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 37.3 percent and 45.6 percent for the three months ended June 30, 2010 and 2009, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the second quarter of 2010 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+1.4 percent), nondeductible expenses (+1.0 percent) and unrecognized tax benefits (+1.3 percent) partially offset by the domestic manufacturing deduction (-2.0 percent). With respect to the second quarter of 2009, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+9.9 percent) and state taxes (+1.6 percent) partially offset by the domestic manufacturing deduction (-1.9 percent).

Income taxes as a percentage of pretax income was 36.9 percent and 44.5 percent for the six months ended June 30, 2010 and 2009, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first six months of 2010 differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+1.1 percent), nondeductible expenses (+1.1 percent) and unrecognized tax benefits (+1.0 percent) partially offset by the domestic production activities deduction (-2.0 percent). With respect to the first six months of 2009, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+8.2 percent) and state taxes (+2.0 percent) partially offset by the domestic production activities deduction (-1.9 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2010 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of June 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.6 million and $3.3 million, respectively. Unrecognized tax benefits totaled $4.2 million and $4.0 million as of June 30, 2010 and December 31, 2009, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of June 30, 2010 and December 31, 2009 are summarized in the table below:

	June 30, 2010	December 31, 2009
(Dollars in millions)
Raw materials	$100.3	$94.3
Work in process	7.9	8.3
Finished goods	90.0	94.9

	198.2	197.5
Less revaluation to LIFO	44.5	44.8

Net	$153.7	$152.7

11. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2010 and December 31, 2009 are summarized in the table below:

	June 30, 2010	December 31, 2009
(Dollars in millions)
Land	$7.4	$7.5
Buildings	33.0	29.3
Machinery and equipment	563.6	491.0

	604.0	527.8
Less accumulated depreciation	454.4	378.5

Net	$149.6	$149.3

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

Expense related to the Company’s defined contribution plans totaled $1.2 million and $0.0 million for the three months ended June 30, 2010 and 2009, respectively and $2.6 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. Expense related to the Company’s other postretirement benefit plans totaled $0.2 million for each of the three months ended June 30, 2010 and 2009 and $0.4 million for each of the six months ended June 30, 2010 and 2009.

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions)
Service cost	$0.8	$0.7	$1.6	$1.4
Interest cost	2.6	2.6	5.6	5.2
Expected return on plan assets	(2.4)	(2.1)	(4.9)	(4.2)
Amortization of prior service cost	0.1	0.1	0.1	0.2
Amortization of net loss	1.3	1.6	2.6	3.2
Amortization of transition asset	0.0	(0.1)	(0.1)	(0.2)

Net periodic benefit cost	$2.4	$2.8	$4.9	$5.6

13. Debt

Debt at June 30, 2010 and December 31, 2009 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2010	December 31, 2009
(Dollars in millions)
Revolving Credit Facility	2.61%	2013	$14.0	$40.0
Senior Notes	7 7/8%	2019	295.1	295.0
Other debt, including capital leases	8.00%	Various	0.8	0.3

Total debt			309.9	335.3
Less short term debt and current maturities of long-term debt			0.2	0.2

Long-term debt			$309.7	$335.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The credit facility contains certain covenants that restrict Koppers Inc.’s ability to incur additional indebtedness, create liens on its assets, pay dividends and make capital expenditures, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios. Commitment fees totaled $0.3 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. Commitment fees are charged to interest expense.

As of June 30, 2010, the Company had $210.1 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2010, $12.0 million of commitments were utilized by outstanding letters of credit.

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

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $18.0 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK which matures in 2011.

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$16.6	$16.2
Accretion expense	0.7	1.2
Revision in estimated cash flows, net	0.5	0.6
Expenses incurred	(1.2)	(1.6)
Currency translation	(0.3)	0.2

Balance at end of period	$16.3	$16.6

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$6.7	$7.5
Deferred revenue for sales of extended warranties	0.0	0.3
Revenue earned	(0.5)	(1.1)

Balance at end of period	$6.2	$6.7

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 116 plaintiffs in 63 cases pending as of June 30, 2010 as compared to 112 plaintiffs in 62 cases at December 31, 2009. As of June 30, 2010, there are a total of 59 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee and Illinois, and two cases pending in an Indiana state court.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 160 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers Inc. is defending another state court case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case initially involved 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The court has dismissed 22 of the Gonzalez plaintiffs’ claims and denied those plaintiffs’ motion to reconsider the dismissal. The 22 dismissed plaintiffs filed a notice of appeal in April 2010. No appellate briefing schedules have been set. In addition, as a result of the filing of a demand for bill of particulars by Koppers Inc., the court struck the complaints of the remaining six plaintiffs and ordered them to file amended complaints. These six plaintiffs filed amended complaints in July 2010. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 43 plaintiffs (five of whom have claims pending against only the BNSF) in the Moses cases. There are a total of ten plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. The Hensen case identifies a total of 93 plaintiffs, one of whom has a claim pending against only the BNSF. The Davis case involves one plaintiff. There are a total of 25 plaintiffs in the Baade case.

In addition to the cases pending in state court, Koppers Inc. is currently defending one case, Bullard, in the United States District Court for the Western District of Texas. It currently involves a total of four plaintiffs who seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries. The BNSF is also a named defendant in the Bullard case, along with three additional defendants.

Currently, one of the severed cases in Moses has case management orders that involve Koppers Inc. which stipulate that all discovery is to be completed by early 2011. No trial dates have been set in this case. No other cases pending against Koppers Inc. have discovery completion dates or trial dates.

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

Grenada – All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in federal court in Mississippi (see “Grenada – Federal Court Cases” below) and in state court in Mississippi (see “Grenada – State Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. The Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

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

The date for the trial of the claims of the next plaintiff is set for August 2011 in Oxford, Mississippi. Trials in the remaining nine cases have not yet been scheduled, and the timing of the resolution of these cases is not known at this time. On June 16, 2010, the Company filed a motion asking the Court to dismiss, with prejudice, the next two cases set for trial and to enter a scheduling order for the case that follows. On July 20, 2010, the Court gave plaintiffs the choice of either dismissing these two cases with prejudice or dismissing them without prejudice, but paying attorneys’ fees. Plaintiffs have not yet chosen their preferred alternative. In February 2009, Koppers Inc. filed a petition with the United States Court of Appeals for the Fifth Circuit asking it to transfer the future trials of the Beck federal cases from Greenville, Mississippi to Oxford, Mississippi, where plaintiffs originally filed suit. In April 2009, the Fifth Circuit granted the petition to transfer the trials to Oxford. In March 2010, the United States Supreme Court denied the plaintiff’s petition for review of the petition to transfer future trials to Oxford.

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

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. Subsequently 46 of the cases were dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations were entered in 40 of the cases. On May 27, 2010, the Mississippi Supreme Court affirmed the entry of summary judgment in favor of defendants under the Mississippi statute of limitations. Plaintiffs filed a motion for rehearing in June 2010. Briefing on that motion is ongoing and the ruling on that motion is expected in late summer 2010. In the remaining 18 cases, on September 1, 2009, the Circuit Court granted the Company’s motions to dismiss or, in the alternative, for summary judgment, and subsequently denied the plaintiffs’ motion for reconsideration on October 5, 2009. Plaintiffs have filed notices of appeal to the Mississippi Supreme Court in these 18 cases. Briefing has been completed and the parties are awaiting the Court’s decision. One other case, the Harlow case, remains pending in Grenada County. In Harlow, the plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. Discovery is proceeding in that case. The timing of the resolution of the two appeals and the Harlow case is not known at this time.

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

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received a notice from Arch Chemicals relating to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. This litigation was settled in June 2010 and the Company’s share of the settlement was approximately $0.3 million.

Environmental and Other Litigation Matters

The Company and its subsidiaries are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company’s subsidiaries expect to incur substantial costs for ongoing compliance with such laws and regulations. The Company’s subsidiaries may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that a liability is probable and reasonably estimable.

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

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated cost of participating in the PRP group at the Portland Harbor CERCLA site, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have commenced investigation on this site pursuant to a Plan submitted to the IEPA. The Company has provided a reserve for this matter totaling $1.6 million as of June 30, 2010.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In July 2010, Koppers Inc. reached a final settlement of the fine with the PADEP and executed a consent order with the PADEP. Koppers Inc. also agreed to undertake certain engineering and capital improvements and agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton. Accordingly, Koppers Inc. has provided a reserve of $2.2 million related to the new sewer line and PADEP fine as of June 30, 2010. Koppers Inc. expects to begin construction of the new sewer line during 2010.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $5.7 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.6 million at June 30, 2010.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. With respect to a closed facility in Thornton, Australia, the sale of the property was completed in March 2010 and the buyer assumed all remediation liability. Accordingly, the accrual for remediation at this site was reversed in the six months ended June 30, 2010 and resulted in a decrease to cost of sales of $2.9 million. The Company has reserved $1.2 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	June 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$10.7	$9.4
Expense	0.4	0.5
Reversal of reserves	(3.5)	0.0
Cash expenditures	(0.2)	(0.5)
Currency translation	(0.1)	1.3

Balance at end of year	$7.3	$10.7

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$193.1	$15.6	$131.0	$(12.6)	$327.1
Cost of sales including depreciation and amortization	0.0	170.7	8.9	109.1	(9.4)	279.3
Selling, general and administrative	0.5	7.2	0.6	6.7	0.0	15.0

Operating profit (loss)	(0.5)	15.2	6.1	15.2	(3.2)	32.8
Other income (expense)	16.4	0.0	(0.1)	0.2	(16.4)	0.1
Interest expense (income)	0.0	7.0	0.0	1.0	(1.1)	6.9
Income taxes	(0.2)	6.5	0.1	3.3	0.0	9.7

Income from continuing operations	16.1	1.7	5.9	11.1	(18.5)	16.3
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0

Net income attributable to Koppers	$16.1	$1.7	$5.7	$11.1	$(18.5)	$16.1

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$195.2	$6.3	$102.3	$(12.2)	$291.6
Cost of sales including depreciation and amortization	0.0	169.3	(0.9)	83.8	(7.4)	244.8
Selling, general and administrative	0.7	6.9	0.4	5.5	0.0	13.5

Operating profit (loss)	(0.7)	19.0	6.8	13.0	(4.8)	33.3
Other income (expense)	15.4	(0.1)	(0.2)	0.1	(15.4)	(0.2)
Interest expense (income)	4.7	5.6	0.0	0.9	(1.2)	10.0
Income taxes	(1.7)	8.7	0.0	3.5	0.0	10.5

Income from continuing operations	11.7	4.6	6.6	8.7	(19.0)	12.6
Discontinued operations	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$11.7	$4.5	$6.6	$7.9	$(19.0)	$11.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$353.7	$25.1	$245.7	$(23.1)	$601.4
Cost of sales including depreciation and amortization	0.0	319.4	14.1	204.7	(18.8)	519.4
Selling, general and administrative	1.1	15.9	2.5	12.9	0.0	32.4

Operating profit (loss)	(1.1)	18.4	8.5	28.1	(4.3)	49.6
Other income (expense)	24.1	0.1	(0.2)	1.9	(24.1)	1.8
Interest expense (income)	0.0	14.0	0.0	2.2	(2.4)	13.8
Income taxes	(0.4)	7.6	0.2	6.5	0.0	13.9

Income from continuing operations	23.4	(3.1)	8.1	21.3	(26.0)	23.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$23.4	$(3.1)	$7.9	$21.2	$(26.0)	$23.4

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$385.2	$17.0	$186.1	$(24.0)	$564.3
Cost of sales including depreciation and amortization	0.0	338.9	4.8	159.0	(18.0)	484.7
Selling, general and administrative	1.1	14.8	0.8	11.2	0.0	27.9

Operating profit (loss)	(1.1)	31.5	11.4	15.9	(6.0)	51.7
Other income (expense)	22.7	0.0	(0.2)	0.0	(22.7)	(0.2)
Interest expense (income)	9.4	11.3	0.0	1.9	(2.4)	20.2
Income taxes	(3.6)	13.2	0.1	4.2	0.0	13.9

Income from continuing operations	15.8	7.0	11.1	9.8	(26.3)	17.4
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	1.3	0.0	1.3

Net income attributable to Koppers	$15.8	$6.7	$11.1	$8.5	$(26.3)	$15.8

Condensed Consolidating Balance Sheet

June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$18.1	$0.0	$18.1
Accounts receivable, net	25.5	122.4	415.6	76.7	(478.4)	161.8
Inventories, net	0.0	73.3	0.0	80.8	(0.4)	153.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	8.5
Other current assets	0.0	8.6	0.3	9.5	0.0	18.4

Total current assets	25.5	214.3	414.4	185.1	(478.8)	360.5
Equity investments	31.9	77.1	26.4	3.6	(134.3)	4.7
Property, plant and equipment, net	0.0	88.2	0.0	61.4	0.0	149.6
Goodwill	0.0	36.9	0.0	29.5	0.0	66.4
Deferred tax assets	0.0	67.8	(47.7)	4.5	0.0	24.6
Other noncurrent assets	(0.1)	20.0	(0.1)	6.2	0.1	26.1

Total assets	$57.3	$504.3	$393.0	$290.3	$(613.0)	$631.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$482.5	$16.4	$68.2	$(478.4)	$88.8
Accrued liabilities	4.1	23.2	0.0	23.6	0.0	50.9
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.2

Total current liabilities	4.2	505.9	16.4	91.8	(478.4)	139.9
Long-term debt	0.0	309.1	0.0	0.6	0.0	309.7
Other long-term liabilities	0.0	96.1	0.0	22.5	0.0	118.6

Total liabilities	4.2	911.1	16.4	114.9	(478.4)	568.2
Koppers stockholders’ equity	53.1	(406.8)	376.6	164.8	(134.6)	53.1
Noncontrolling interests	0.0	0.0	0.0	10.6	0.0	10.6

Total liabilities and equity	$57.3	$504.3	$393.0	$290.3	$(613.0)	$631.9

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$45.3	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	83.1	(516.7)	139.6
Inventories, net	0.0	78.9	0.0	74.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	10.3	(0.1)	17.4

Total current assets	36.3	230.0	414.6	217.1	(517.0)	381.0
Equity investments	12.7	77.2	14.8	3.3	(103.3)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	58.4	0.0	149.3
Goodwill	0.0	37.0	0.0	24.6	0.0	61.6
Deferred tax assets	0.0	68.2	(47.7)	5.4	0.0	25.9
Other noncurrent assets	0.0	19.6	0.0	2.3	0.0	21.9

Total assets	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$99.3	$(516.7)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	30.4	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	129.7	(516.7)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	26.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	156.1	(516.7)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	144.0	(103.6)	43.8
Noncontrolling interests	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.7	$23.4	$0.0	$4.0	$(4.5)	$32.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(5.5)	0.0	(24.5)	0.0	(30.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	1.6	0.0	1.7

Net cash provided by (used in) investing activities	0.0	(5.4)	0.0	(22.9)	0.0	(28.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(26.1)	0.0	0.0	0.0	(26.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(9.0)	(4.5)	0.0	(5.0)	4.5	(14.0)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0		(0.9)

Net cash provided by (used in) financing activities	(9.9)	(31.0)	0.0	(5.0)	4.5	(41.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.3)	0.0	(3.2)

Net increase (decrease) in cash and cash equivalents	(0.2)	(12.9)	0.0	(27.2)	0.0	(40.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$18.1	$0.0	$18.1

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.2	$42.7	$0.0	$20.1	$(9.2)	$62.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(4.2)	0.0	(2.6)	0.0	(6.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(1.1)	0.0	0.0	0.0	(1.1)

Net cash (used in) investing activities	0.0	(5.3)	0.0	(2.6)	0.0	(7.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(9.0)	(9.2)	0.0	0.0	9.2	(9.0)

Net cash provided by (used in) financing activities	(9.0)	(9.3)	0.0	0.0	9.2	(9.1)
Effect of exchange rates on cash	0.0	(0.8)	0.0	1.9	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.2	27.3	0.0	19.4	0.0	46.9
Cash and cash equivalents at beginning of year	0.0	37.6	0.0	25.5	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$64.9	$0.0	$44.9	$0.0	$110.0

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$193.1	$15.6	$89.9	$42.7	$(14.2)	$327.1
Cost of sales including depreciation and amortization	0.0	170.7	8.9	69.2	38.6	(8.1)	279.3
Selling, general and administrative	0.5	7.2	0.6	5.1	1.6	0.0	15.0

Operating profit (loss)	(0.5)	15.2	6.1	15.6	2.5	(6.1)	32.8
Other income (expense)	16.4	0.0	(0.1)	0.1	0.1	(16.4)	0.1
Interest expense (income)	0.0	7.0	0.0	0.7	0.3	(1.1)	6.9
Income taxes	(0.2)	6.5	0.1	3.3	0.0	0.0	9.7

Income from continuing operations	16.1	1.7	5.9	11.7	2.3	(21.4)	16.3
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net income attributable to Koppers	$16.1	$1.7	$5.7	$11.7	$2.3	$(21.4)	$16.1

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$195.2	$6.3	$86.2	$19.6	$(15.7)	$291.6
Cost of sales including depreciation and amortization	0.0	169.3	(0.9)	70.7	16.6	(10.9)	244.8
Selling, general and administrative	0.7	6.9	0.4	4.7	0.8	0.0	13.5

Operating profit (loss)	(0.7)	19.0	6.8	10.8	2.2	(4.8)	33.3
Other income (expense)	15.4	(0.1)	(0.2)	0.0	0.1	(15.4)	(0.2)
Interest expense (income)	4.7	5.6	0.0	0.9	0.0	(1.2)	10.0
Income taxes	(1.7)	8.7	0.0	2.8	0.7	0.0	10.5

Income from continuing operations	11.7	4.6	6.6	7.1	1.6	(19.0)	12.6
Discontinued operations	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$11.7	$4.5	$6.6	$7.1	$0.8	$(19.0)	$11.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$353.7	$25.1	$177.6	$71.7	$(26.7)	$601.4
Cost of sales including depreciation and amortization	0.0	319.4	14.1	140.0	65.3	(19.4)	519.4
Selling, general and administrative	1.1	15.9	2.5	10.2	2.7	0.0	32.4

Operating profit (loss)	(1.1)	18.4	8.5	27.4	3.7	(7.3)	49.6
Other income (expense)	24.1	0.1	(0.2)	1.7	0.2	(24.1)	1.8
Interest expense (income)	0.0	14.0	0.0	1.9	0.4	(2.5)	13.8
Income taxes	(0.4)	7.6	0.2	6.5	0.0	0.0	13.9

Income from continuing operations	23.4	(3.1)	8.1	20.7	3.5	(28.9)	23.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$23.4	$(3.1)	$7.9	$20.7	$3.4	$(28.9)	$23.4

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$385.2	$17.0	$153.5	$39.1	$(30.5)	$564.3
Cost of sales including depreciation and amortization	0.0	338.9	4.8	132.0	33.6	(24.6)	484.7
Selling, general and administrative	1.1	14.8	0.8	9.4	1.8	0.0	27.9

Operating profit (loss)	(1.1)	31.5	11.4	12.1	3.7	(5.9)	51.7
Other income (expense)	22.7	0.0	(0.2)	0.0	0.0	(22.7)	(0.2)
Interest expense (income)	9.4	11.3	0.0	1.8	0.0	(2.3)	20.2
Income taxes	(3.6)	13.2	0.1	3.1	1.1	0.0	13.9

Income from continuing operations	15.8	7.0	11.1	7.2	2.6	(26.3)	17.4
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.3	0.0	1.3

Net income attributable to Koppers	$15.8	$6.7	$11.1	$7.2	$1.3	$(26.3)	$15.8

Condensed Consolidating Balance Sheet

June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$10.0	$8.1	$0.0	$18.1
Accounts receivable, net	25.5	122.4	414.5	72.2	70.5	(543.3)	161.8
Inventories, net	0.0	73.3	0.0	67.4	13.4	(0.4)	153.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	0.0	8.5
Other current assets	0.0	8.6	0.3	5.6	3.8	0.1	18.4

Total current assets	25.5	214.3	413.3	155.2	95.8	(543.6)	360.5
Equity investments	31.9	77.1	26.4	16.2	0.5	(147.4)	4.7
Property, plant and equipment, net	0.0	88.2	0.0	38.3	23.1	0.0	149.6
Goodwill	0.0	36.9	0.0	21.9	7.6	0.0	66.4
Deferred tax assets	0.0	67.8	(47.7)	4.6	(0.1)	0.0	24.6
Other noncurrent assets	(0.1)	20.0	(0.1)	0.9	5.4	0.0	26.1

Total assets	$57.3	$504.3	$391.9	$237.1	$132.3	$(691.0)	$631.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$482.5	$15.3	$90.0	$44.2	$(543.3)	$88.8
Accrued liabilities	4.1	23.2	(0.1)	16.7	7.0	0.0	50.9
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.1	(0.1)	0.0	0.2

Total current liabilities	4.2	505.9	15.2	106.8	51.1	(543.3)	139.9
Long-term debt	0.0	309.1	0.0	0.0	0.6	0.0	309.7
Other long-term liabilities	0.0	96.1	0.0	13.4	9.1	0.0	118.6

Total liabilities	4.2	911.1	15.2	120.2	60.8	(543.3)	568.2
Koppers stockholders’ equity	53.1	(406.8)	376.7	116.9	60.9	(147.7)	53.1
Noncontrolling interests	0.0	0.0	0.0	0.0	10.6	0.0	10.6

Total liabilities and equity	$57.3	$504.3	$391.9	$237.1	$132.3	$(691.0)	$631.9

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$36.9	$8.4	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	42.2	41.1	(516.9)	139.6
Inventories, net	0.0	78.9	0.0	67.0	7.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	6.8	3.5	(0.1)	17.4

Total current assets	36.3	230.0	414.6	152.9	64.4	(517.2)	381.0
Equity investments	12.7	77.2	14.8	17.1	3.4	(120.5)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	41.8	16.6	0.0	149.3
Goodwill	0.0	37.0	0.0	23.3	1.3	0.0	61.6
Deferred tax assets	0.0	68.2	(47.7)	5.4	0.0	0.0	25.9
Other noncurrent assets	0.0	19.6	0.0	0.8	1.4	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$91.5	$8.0	$(516.9)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	20.5	9.9	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	112.0	17.9	(516.9)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	16.0	10.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	128.0	28.3	(516.9)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	113.3	47.8	(120.7)	43.8
Noncontrolling interests	0.0	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.7	$23.4	$0.0	$(21.4)	$25.4	$(4.5)	$32.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(5.5)	0.0	(1.9)	(22.6)	0.0	(30.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	1.6	0.0	0.0	1.7

Net cash provided by (used in) investing activities	0.0	(5.4)	0.0	(0.3)	(22.6)	0.0	(28.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(26.1)	0.0	0.0	0.0	0.0	(26.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(9.0)	(4.5)	0.0	0.0	(5.0)	4.5	(14.0)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	0.0	(0.9)

Net cash provided by (used in) financing activities	(9.9)	(31.0)	0.0	0.0	(5.0)	4.5	(41.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(5.2)	1.9	0.0	(3.2)

Net increase (decrease) in cash and cash equivalents	(0.2)	(12.9)	0.0	(26.9)	(0.3)	0.0	(40.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$10.0	$8.1	$0.0	$18.1

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.2	$42.7	$0.0	$15.1	$5.0	$(9.2)	$62.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(4.2)	0.0	(1.1)	(1.5)	0.0	(6.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(1.1)	0.0	0.0	0.0	0.0	(1.1)

Net cash (used in) investing activities	0.0	(5.3)	0.0	(1.1)	(1.5)	0.0	(7.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Dividends paid	(9.0)	(9.2)	0.0	0.0	0.0	9.2	(9.0)

Net cash provided by (used in) financing activities	(9.0)	(9.3)	0.0	0.0	0.0	9.2	(9.1)
Effect of exchange rates on cash	0.0	(0.8)	0.0	1.9	0.0	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.2	27.3	0.0	15.9	3.5	0.0	46.9
Cash and cash equivalents at beginning of year	0.0	37.6	0.0	18.6	6.9	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$64.9	$0.0	$34.5	$10.4	$0.0	$110.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, general economic and business conditions, demand for Koppers goods and services, competitive conditions, interest rate and foreign currency rate fluctuations, availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in other documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, the Netherlands, and Denmark.

We operate two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”).

Through our CM&C business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of rubber, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our R&UP business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

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

Our businesses and results of operations have been negatively impacted by the global economic recession starting in late 2008. Although the global economy and our key end markets have stabilized and in some cases started to recover, we have continued to experience reduced demand for some products in 2010 as improvement in our key end markets is expected to emerge over time. In the past two years, we have seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, among others, that represent markets in which our products are consumed. We believe that there will continue to be uncertainty regarding the levels of production going forward, although in 2010 we have seen increases in steel, rubber and plastics that appear to be indicative of a recovery in these markets. In addition to reduced demand for some of our products, many of our customers have been aggressively attempting to reduce their manufactured raw material costs. Accordingly, some of our customers have moved to short-term pricing arrangements as opposed to long-term contracts with periodic pricing reviews.

In the past 18 months we have seen the idling or closure of several aluminum smelters, particularly in North America and Europe, as demonstrated by the fact that global production of aluminum declined by approximately six percent in 2009 over 2008 levels. While few smelters have closed or reduced production over the past twelve months, we believe that restarts for some of these smelters may be delayed as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. However, we believe we are well positioned to supply the new Middle Eastern smelters due to our capacity expansions in China and are currently supplying several of these new smelters.

While our volumes of carbon pitch have increased as our Chinese operations supply several of the new smelters in the Middle East, profit margins in this region have been reduced as coal tar costs have increased in response to reduced availability and higher oil prices and selling costs have been negatively impacted by excess supplies of carbon pitch in Asia.

Our carbon black facility in Australia has experienced operating problems related to a boiler that impacted profitability in the first and second quarters of 2010 by approximately $0.5 million and $1.6 million, respectively. Although the problem is expected to be resolved in the third quarter, the impact on third quarter 2010 results is expected to be approximately $0.5 million.

Our railroad business was down substantially in the first quarter of 2010 from an unusually strong prior year quarter as the railroads reduced their untreated crosstie purchases to more normal seasonal patterns that were reduced even further as severe snowstorms in the U.S. in January and February impacted crosstie availability. The reduction in availability of crossties along with inventory reductions by our Class I railroad customer base have also resulted in a negative impact on our second quarter results as a distressed logging industry recovers from weather issues. Due to these factors and higher than normal inventory levels at the beginning of 2010, untreated crosstie volumes for the industry including our important Class I customer base have been reduced from 2009 levels.

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

Due to the concentration of our North American operating facilities in the eastern and mid-western portions of the United States, we were negatively impacted by heavy snowstorm activity in January and February 2010. This resulted in higher operating and logistics costs as well as lower production and shipments of our products at these locations. These conditions had a negative impact on our results for the first quarter of 2010.

Results of Operations – Comparison of Three Months Ended June 30, 2010 and 2009

Consolidated Results

Net sales for the three months ended June 30, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$208.4	$160.9	+30%
Railroad & Utility Products	118.7	130.7	-9%
	$327.1	$291.6	+12%

CM&C net sales increased by $47.5 million or 30 percent due to the following changes in pricing, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-7%	+16%	+1%	+10%
Distillates(b)	+5%	+4%	0%	+9%
Coal Tar Chemicals(c)	+6%	+3%	0%	+9%
Other(d)	+2%	0%	0%	+2%

Total CM&C	+6%	+23%	+1%	+30%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials volumes for carbon pitch increased in China by ten percent due to higher shipments to the Middle East and in Europe by three percent due to the acquisition in the Netherlands. The volume increases were partially offset by price decreases in all regions totaling seven percent.

Distillate prices increased by five percent due primarily to higher oil prices that resulted in higher selling prices for carbon black feedstock. The increase in distillate sales volume of four percent is due primarily to higher carbon black feedstock sales in Europe as a result of the acquisition in the Netherlands.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of three percent and naphthalene prices in Europe of two percent were experienced. Higher volumes of phthalic anhydride of one percent resulted from an increase in demand due mainly to higher automobile production in the U.S. compared to the prior year, and higher volumes of naphthalene of two percent were realized due to the acquisition in the Netherlands combined with higher sales from Australia and China due to stronger demand.

R&UP net sales decreased by $12.0 million or nine percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	-3%	-5%	-8%
TSO Crossties(b)	+1%	+1%	+2%
Distribution Poles	0%	-1%	-1%
Other(c)	+1%	-3%	-2%

Total R&UP	-1%	-8%	-9%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume decreases for untreated railroad crossties totaled six percent in the quarter ended June 30, 2010, while prices for untreated and treated railroad crossties decreased by three percent. The volume reduction for untreated crossties was due to lower sales to Class I railroad customers as a result of unfavorable weather conditions and reduced demand. Distribution pole sales in the U.S. decreased two percent due to lower volumes. With respect to other products, sales volume decreases were due to lower sales of transmission poles and other lumber products of three percent.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended June 30, 2010 and 82 percent for the quarter ended June 30, 2009. Overall, cost of sales increased $33.8 million between periods. Cost of sales was favorably impacted by a $2.4 million adjustment to our self insured retention liabilities as a result of favorable claim experience.

Depreciation and amortization for the quarter ended June 30, 2010 was $0.7 million higher when compared to the prior year period due partially to additional depreciation expense from Koppers Netherlands which was acquired in March 2010.

Selling, general and administrative expenses for the quarter ended June 30, 2010 were $1.5 million higher when compared to the prior year period primarily due to incremental expenses related to Koppers Netherlands and higher management incentive accruals.

Interest expense for the quarter ended June 30, 2010 was $3.1 million lower when compared to the prior year period primarily due to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from debt reductions from cash flow and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009.

Income taxes for the quarter ended June 30, 2010 were $0.8 million lower when compared to the prior year period due primarily to a lower effective income tax rate. The Company’s effective income tax rate for the quarter ended June 30, 2010 was 37.3 percent as compared to the prior year period of 45.6 percent. The prior year effective tax rate was higher primarily due to the recognition of deferred tax expense on estimated foreign dividends from Europe in 2009.

Segment Results

Segment operating profit for the three months ended June 30, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$21.4	$19.9	+8%
Railroad & Utility Products	11.9	14.1	-16%
Corporate	(0.5)	(0.7)	-29%
	$32.8	$33.3	-2%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	10.3%	12.4%	-2.1%
Railroad & Utility Products	10.0%	10.8%	-0.8%
-	10.0%	11.4%	-1.4%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended June 30, 2010 and 2009 are summarized in the following table:

	Three months ended June 30,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$82.8	$71.0	+17%
Europe	64.0	44.9	+43%
Australia	31.4	34.7	-10%
China	32.3	18.1	+78%
Intrasegment	(2.1)	(7.8)	-73%
	$208.4	$160.9	+30%
Operating profit:
North America	$13.2	$9.4	+40%
Europe	6.6	5.2	+27%
Australia	2.5	4.5	-44%
China	(0.5)	1.9	-126%
Intrasegment	(0.4)	(1.1)	-64%
	$21.4	$19.9	+8%

North American CM&C sales increased by $11.8 million due primarily to higher volumes for pitch, refined tar and phthalic anhydride totaling $7.8 million and higher prices for phthalic anhydride totaling $5.4 million. These increases were partially offset by lower prices for pitch of $2.8 million. Operating profit as a percentage of net sales increased to 16 percent from 13 percent between periods reflecting the impact of higher pricing for phthalic anhydride in the second quarter of 2010 as well as $1.2 million of profit from reductions to self insured retention liabilities.

European CM&C sales increased by $19.1 million due to incremental sales from the acquisition in the Netherlands of $13.7 million and higher prices for carbon black feedstock totaling $5.6 million, partially offset by reductions in pitch pricing of $2.6 million. Operating profit as a percentage of net sales was 10 percent as compared to 12 percent between periods.

Australian CM&C sales decreased by $3.3 million due primarily to lower volumes and prices for carbon pitch totaling $4.0 million and lower volumes of carbon black totaling $2.6 million. Currency exchange rate changes partially offset these reductions, resulting in an increase of sales totaling $3.2 million. Operating profit as a percentage of net sales was eight percent for the three months ended June 30, 2010 as compared to 13 percent for the prior period reflecting lower volumes and selling prices for carbon pitch combined with higher raw material costs. Additionally, operating issues at the carbon black facility reduced operating profit by an estimated $1.6 million for the quarter.

Chinese CM&C sales increased by $14.2 million due to higher volumes of carbon pitch into the Middle East totaling $16.5 million, partially offset by lower prices for carbon pitch totaling $3.1 million. Operating loss for the three months ended June 30, 2010 was $0.5 million as compared to operating profit as a percentage of sales of ten percent for the three months ended June 30, 2009 due to higher raw material costs combined with lower selling prices for carbon pitch as a result of excess supply in 2010.

Railroad & Utility Products operating profit for the quarter ended June 30, 2010 decreased by $2.2 million as compared to the prior period primarily as a result of lower volumes for untreated railroad crossties from the Class I customer base. Operating profit as a percentage of net sales decreased to ten percent from eleven percent between periods due to lower sales volumes to the Class I railroads, which more than offset $1.2 million of additional operating profit from reductions to self insured retention liabilities.

Results of Operations – Comparison of Six Months Ended June 30, 2010 and 2009

Consolidated Results

Net sales for the six months ended June 30, 2010 and 2009 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$381.7	$306.4	+25%
Railroad & Utility Products	219.7	257.9	-15%
	$601.4	$564.3	+7%

CM&C net sales increased by $75.3 million or 25 percent due to the following changes in pricing, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-7%	+10%	+2%	+5%
Distillates(b)	+4%	+1%	0%	+5%
Coal Tar Chemicals(c)	+5%	+3%	+1%	+9%
Other(d)	+3%	+1%	+2%	+6%

Total CM&C	+5%	+15%	+5%	+25%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials volumes for carbon pitch increased six percent in China due to increased shipments to the Middle East, and two percent in Europe due to the acquisition in the Netherlands. Offsetting this increase were lower sales prices for carbon pitch in all regions totaling seven percent.

Distillate pricing for carbon black feedstock increased four percent due to higher average worldwide oil prices. Distillate sales volume increased as a three percent increase in volumes for carbon black feedstock was partially offset by a two percent reduction in creosote sales to outside customers.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of four percent and naphthalene prices in Europe and China of two percent were experienced. Higher volumes of phthalic anhydride of one percent resulted from an increase in demand due mainly to higher automobile production in the U.S. compared to the prior year, and higher global volumes of naphthalene amounted to one percent. With respect to other products, prices for benzole increased two percent as compared to the prior year quarter.

R&UP net sales decreased by $38.2 million or 15 percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	-3%	-10%	0%	-13%
TSO Crossties(b)	0%	0%	0%	0%
Distribution Poles	0%	-1%	+1%	0%
Other(c)	0%	-2%	0%	-2%

Total R&UP	-3%	-13%	+1%	-15%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price decreases and volume decreases for railroad crossties totaled three percent and ten percent, respectively, in the six months ended June 30, 2010 as the Class I railroads reduced inventory levels.

Cost of sales as a percentage of net sales was 84 percent for the six months ended June 30, 2010 and 84 percent for the six months ended June 30, 2009. Overall, cost of sales was increased $33.6 million between periods. Cost of sales was favorably impacted by a $2.4 million adjustment to our self insured retention liabilities as a result of favorable claim experience.

Depreciation and amortization for the six months ended June 30, 2010 was $1.1 million higher when compared to the prior year period due partially to additional depreciation expense from Koppers Netherlands which was acquired in March 2010 and the impact of foreign exchange rates.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $4.5 million higher when compared to the prior year period primarily due to acquisition costs related to Koppers Netherlands of $1.8 million, higher employee benefit expenses and higher incentive accruals.

Interest expense for the six months ended June 30, 2010 was $6.4 million lower when compared to the prior year period due primarily to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from debt reductions from cash flow and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009.

Income taxes for the six months ended June 30, 2010 were unchanged when compared to the prior year. The Company’s effective income tax rate for the six months ended June 30, 2010 was 36.9 percent as compared to the prior year period of 44.5 percent. The prior year effective tax rate was higher primarily due to the recognition of deferred tax expense on estimated foreign dividends from Europe in 2009.

Segment Results

Segment operating profits for the six months ended June 30, 2010 and 2009 are summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$32.1	$26.4	+22%
Railroad & Utility Products	18.6	26.4	-30%
Corporate	(1.1)	(1.1)	0%
	$49.6	$51.7	-4%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.4%	8.6%	-0.2%
Railroad & Utility Products	8.5%	10.2%	-1.7%
	8.2%	9.2%	-1.0%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the six months ended June 30, 2010 and 2009 are summarized in the following table:

	Six months ended June 30,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$151.1	$140.1	+8%
Europe	109.8	78.5	+40%
Australia	69.3	62.1	+12%
China	55.6	36.5	+52%
Intrasegment	(4.1)	(10.8)	-62%
	$381.7	$306.4	+25%
Operating profit:
North America	$15.9	$14.5	+10%
Europe	11.6	5.3	+119%
Australia	5.2	4.7	+11%
China	(0.4)	3.0	-113%
Intrasegment	(0.2)	(1.1)	-82%
	$32.1	$26.4	+22%

North American CM&C sales increased by $11.0 million due primarily to higher prices and volumes for phthalic anhydride totaling $15.3 million and higher volumes for pitch and refined tar totaling $4.5 million. These increases were partially offset by lower prices for pitch of $5.6 million. Operating profit as a percentage of net sales was relatively unchanged at 11 and ten percent between periods, as higher prices for phthalic anhydride and $1.2 million of profit from reductions to self insured retention liabilities were partially offset by lower prices for carbon pitch.

European CM&C sales increased by $31.3 million due to $18.4 million of incremental sales from the acquisition in the Netherlands coupled with higher prices for carbon black feedstock, naphthalene and benzole of $18.3 million. These increases were partially offset by reductions in pricing for carbon pitch of $4.8 million. Operating profit as a percentage of net sales increased to 11 percent from seven percent between periods reflecting the impact of higher prices for carbon black feedstock, naphthalene and benzole in the first six months of 2010.

Australian CM&C sales increased by $7.2 million as currency exchange rate changes resulted in an increase in sales totaling $13.4 million, partially offset by a reduction in carbon pitch prices totaling $7.2 million. Operating profit as a percentage of net sales was eight percent for the six months ended June 30, 2010, which was unchanged compared to the prior year period as $2.1 million of estimated losses due to operating issues at the carbon black facility and lower carbon pitch prices were offset by lower raw material costs, higher carbon black prices and lower plant costs.

Chinese CM&C sales increased by $19.1 million due primarily to higher volumes for carbon pitch to the Middle East of $19.2 million as aluminum smelting capacity has increased in this region. Operating loss was $0.4 million for the six months ended June 30, 2010 as compared to operating profit as a percentage of sales of eight percent for the six months ended June 30, 2009 as higher raw material costs combined with lower selling prices for carbon pitch have depressed margins.

Railroad & Utility Products operating profit for the six months ended June 30, 2010 decreased by $7.8 million as compared to the prior period primarily as a result of lower volumes for untreated railroad crossties from the Class I railroads, which negatively impacted margins. Operating profit as a percentage of net sales decreased to nine percent from ten percent between periods due to lower sales of untreated crossties and the resulting negative impact on cost absorption, which more than offset $1.2 million of profit from reductions to our self insured retention liabilities.

Cash Flow

Net cash provided by operating activities was $32.6 million for the six months ended June 30, 2010 as compared to net cash provided by operating activities of $62.8 million for the six months ended June 30, 2009. The decrease of $30.2 million in net cash provided by operations is due primarily to higher working capital requirements as compared to prior periods.

Net cash used by investing activities was $28.3 million for the six months ended June 30, 2010 as compared to net cash used by investing activities of $7.9 million for the six months ended June 30, 2009. The first six months of 2010 included the acquisition of Koppers Netherlands totaling $22.0 million partially offset by the proceeds from sale of an Australian property for $1.6 million.

Net cash used by financing activities was $41.4 million for the six months ended June 30, 2010 as compared to net cash used by financing activities of $9.1 million for the six months ended June 30, 2009. The first six months of 2010 included the repayment of borrowing on the revolving credit facility of $26.0 million.

Dividends paid were $14.0 million in the six months ended June 30, 2010 as compared to dividends paid of $9.0 million for the six months ended June 30, 2009. Dividends totalling $9.0 million in both periods reflect a quarterly dividend rate of 22 cents per common share on Koppers Holdings common stock. In addition, for the six months ended June 30, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

On August 4, 2010, our board of directors declared a quarterly dividend of 22 cents per common share, payable on October 4, 2010 to shareholders of record as of August 16, 2010.

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

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2010, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $150.9 million.

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The revolving credit facility contains certain covenants that restrict Koppers Inc.’s ability to incur additional indebtedness, create liens on its assets, pay dividends and make capital expenditures, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2010, we had $210.1 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2010, $12.0 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2010 (dollars in millions):

Cash and cash equivalents	$18.1
Amount available under revolving credit facility	210.1
Amount available under other credit facilities	15.0

Total estimated liquidity	$243.2

Our estimated liquidity was $230.2 million at December 31, 2009.

As of June 30, 2010, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2010 was 2.3.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at June 30, 2010 was 2.66.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at June 30, 2010 was 0.16.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At June 30, 2010, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

12.1***	Computation of ratio of earnings to fixed charges

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

***	Filed herewith

†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 5, 2010	By:	/S/ BRIAN H. MCCURRIE

Brian H. McCurrie Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)