Form 10-Q
period 2010-09-30
Koppers Holdings Inc.
filed 2010-11-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock, par value $0.01 per share, outstanding at October 29, 2010 amounted to 20,565,616 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$336.3	$289.8	$937.7	$854.1
Cost of sales (excluding items below)	280.4	237.5	786.4	709.9
Depreciation and amortization	7.0	6.1	20.4	18.4
Selling, general and administrative expenses	15.4	13.0	47.8	40.9

Operating profit	33.5	33.2	83.1	84.9
Other income (loss)	0.0	(0.3)	1.8	(0.5)
Interest expense	6.6	10.0	20.4	30.2

Income before income taxes	26.9	22.9	64.5	54.2
Income taxes	11.1	5.8	25.0	19.7

Income from continuing operations	15.8	17.1	39.5	34.5
Loss on sale of discontinued operations, net of tax benefit of $0.0, $0.0, $0.1 and $0.2	0.0	0.0	(0.2)	(0.3)

Net income	15.8	17.1	39.3	34.2
Net income attributable to noncontrolling interests	0.2	0.7	0.3	2.0

Net income attributable to Koppers	$15.6	$16.4	$39.0	$32.2

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.76	$0.80	$1.91	$1.59
Discontinued operations	0.00	0.00	(0.01)	(0.01)

Earnings per basic common share	$0.76	$0.80	$1.90	$1.58

Diluted –
Continuing operations	$0.75	$0.80	$1.90	$1.58
Discontinued operations	0.00	0.00	(0.01)	(0.01)

Earnings per diluted common share	$0.75	$0.80	$1.89	$1.57

Weighted average shares outstanding (in thousands):
Basic	20,566	20,454	20,533	20,443
Diluted	20,648	20,584	20,666	20,532
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2010	December 31, 2009
(Dollars in millions, except share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$33.1	$58.4
Short-term investments	0.0	4.4
Accounts receivable, net of allowance of $0.1 and $0.5	144.1	102.5
Income tax receivable	22.0	37.1
Inventories, net	151.3	152.7
Deferred tax assets	8.5	8.5
Other current assets	21.4	17.4

Total current assets	380.4	381.0
Equity in non-consolidated investments	4.6	4.7
Property, plant and equipment, net	155.0	149.3
Goodwill	69.8	61.6
Deferred tax assets	21.3	25.9
Other assets	25.9	21.9

Total assets	$657.0	$644.4

Liabilities
Accounts payable	$85.7	$67.3
Accrued liabilities	57.6	54.8
Dividends payable	5.1	9.5
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	148.6	131.8
Long-term debt	295.9	335.1
Accrued postretirement benefits	80.8	81.9
Other long-term liabilities	35.0	40.8

Total liabilities	560.3	589.6
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,264,698 and 21,124,212 shares issued	0.2	0.2
Additional paid-in capital	135.8	127.2
Retained deficit	(12.1)	(37.3)
Accumulated other comprehensive loss	(13.7)	(22.7)
Treasury stock, at cost, 699,082 and 669,340 shares	(24.5)	(23.6)

Total Koppers stockholders’ equity	85.7	43.8
Noncontrolling interests	11.0	11.0

Total equity	96.7	54.8

Total liabilities and equity	$657.0	$644.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$39.3	$34.2
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	20.4	19.9
(Gain) loss on sale of fixed assets	(1.0)	0.7
Deferred income taxes	3.9	(4.9)
Equity income, net of dividends received	0.1	1.4
Change in other liabilities	(5.6)	9.2
Non-cash interest expense	1.3	14.0
Stock-based compensation	2.5	1.7
Other	0.4	0.4
(Increase) decrease in working capital:
Accounts receivable	(35.2)	(1.5)
Inventories	12.6	19.5
Accounts payable	6.9	(5.2)
Accrued liabilities and other working capital	18.7	3.2

Net cash provided by operating activities	64.3	92.6
Cash provided by (used in) investing activities:
Capital expenditures	(13.7)	(11.2)
Acquisitions, net of cash acquired	(19.9)	0.0
Net cash proceeds from divestitures and asset sales	1.9	(1.1)

Net cash used in investing activities	(31.7)	(12.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	138.9	0.0
Repayments of revolving credit	(178.9)	0.0
Repayments of long-term debt	(0.1)	(0.1)
Repurchases of Common Stock	(0.9)	0.0
Payment of deferred financing costs	(0.4)	0.0
Dividends paid	(18.5)	(13.5)

Net cash used in financing activities	(59.9)	(13.6)
Effect of exchange rate changes on cash	2.0	1.1

Net increase (decrease) in cash and cash equivalents	(25.3)	67.8
Cash and cash equivalents at beginning of year	58.4	63.1

Cash and cash equivalents at end of period	$33.1	$130.9

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

2. Dividends

On November 3, 2010, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 7, 2011 to shareholders of record as of November 15, 2010.

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

The acquired company contributed revenues of $14.3 million and operating profit of $0.2 million for the three months ended September 30, 2010 and revenues of $32.7 million and operating loss of $0.2 million for the nine months ended September 30, 2010. Depreciation and amortization associated with Koppers Netherlands totaled $0.7 million for the three months ended September 30, 2010 and $1.6 million for the nine months ended September 30, 2010. Koppers Netherlands’ revenues were $6.8 million and its operating loss was $1.6 million in 2010 for the two-month period prior to the acquisition. Koppers Netherlands’ revenues were $11.3 million and its operating loss was $0.6 million for the three months ended September 30, 2009 and its revenues were $27.9 million and its operating loss was $3.3 million for the nine months ended September 30, 2009.

The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $944.5 million and operating profit of $81.3 million for the nine months ended September 30, 2010. The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2009 would have been revenues of $301.1 million and operating profit of $32.5 million for the three months ended September 30, 2009 and revenues of $882.0 million and operating profit of $81.3 million for the nine months ended September 30, 2009.

The acquisition was funded with cash on hand and the acquisition price was $21.6 million. The provisional identifiable assets acquired and liabilities assumed upon the acquisition of Koppers Netherlands are shown in the table below. Items subject to adjustment during the measurement period include, among other items, final valuations for tangible and intangible assets and other liabilities.

March 1, 2010
(Dollars in millions)
Cash and cash equivalents	$2.1
Accounts receivable	6.5
Inventory	7.1
Other current assets	1.8
Property, plant and equipment	8.3
Intangibles	4.4
Goodwill	6.9

Total assets acquired	37.1
Accounts payable	9.8
Accrued liabilities	3.0
Long-term debt	0.6
Deferred tax liability	1.3
Long-term liabilities	0.8

Net assets acquired	$21.6

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $6.9 million was allocated to the Carbon Materials & Chemicals segment and is not deductible for income tax purposes under Dutch law. Net assets acquired included intangible assets with respect to a coal tar supply agreement of $2.9 million and customer relationships of $0.7 million which will be amortized over a period of ten years and a favorable lease agreement of $0.8 million which will be amortized over a period of three years. The intangible assets other than goodwill are classified in other assets in the condensed consolidated balance sheet. Acquisition expenses were $0.0 and $1.8 million for the three months and nine months ended September 30, 2010, respectively, and are charged to selling, general and administrative expenses.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$33.1	$33.1	$58.4	$58.4
Short-term investments	0.0	0.0	4.4	4.4
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$310.5	$296.1	$344.8	$335.3

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions)
Net income	$15.8	$17.1	$39.3	$34.2
Other comprehensive income (loss):
Change in currency translation adjustment	20.3	7.0	6.9	23.1
Change in unrecognized pension transition asset, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Change in unrecognized prior service cost, net of tax	0.0	(0.1)	0.0	(0.1)
Change in unrecognized pension net loss, net of tax	0.8	1.1	2.5	3.0

Total comprehensive income	36.8	25.0	48.5	60.0
Less: comprehensive income attributable to noncontrolling interests	0.4	1.6	0.6	2.9

Comprehensive income attributable to Koppers	$36.4	$23.4	$47.9	$57.1

The following tables present the change in equity for the nine months ended September 30, 2010 and September 30, 2009, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	39.0	0.3	39.3
Issuance of common stock	3.7	0.0	3.7
Employee stock plans	4.9	0.0	4.9
Other comprehensive income (loss)	8.9	0.3	9.2
Dividends	(13.7)	(0.6)	(14.3)
Repurchases of common stock	(0.9)	0.0	(0.9)

Balance at September 30, 2010	$85.7	$11.0	$96.7

(Dollars in millions)	Total Koppers Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$18.0	$8.0	$26.0
Net income	32.2	2.0	34.2
Other comprehensive income	24.9	0.9	25.8
Issuance of common stock	0.6	0.0	0.6
Dividends to Koppers stockholders	(13.7)	0.0	(13.7)
Dividends to noncontrolling interests	0.0	(0.5)	(0.5)

Balance at September 30, 2009	$62.0	$10.4	$72.4

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$15.6	$16.4	$39.0	$32.2
Less: discontinued operations	0.0	0.0	(0.2)	(0.3)

Income from continuing operations attributable to Koppers	$15.6	$16.4	$39.2	$32.5

Weighted average common shares outstanding:
Basic	20,566	20,454	20,533	20,443
Effect of dilutive securities	82	130	133	89

Diluted	20,648	20,584	20,666	20,532

Earnings per common share – continuing operations:
Basic earnings per common share	$0.76	$0.80	$1.91	$1.59
Diluted earnings per common share	0.75	0.80	1.90	1.58

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	162	103	151	243

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

The following table shows a summary of the performance stock units outstanding as of September 30, 2010:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2008 – 2010	0	46,774	70,161
2009 – 2011	0	141,732	212,598
2010 – 2011	0	68,457	102,686

The following table shows a summary of the status and activity of nonvested stock awards for the nine months ended September 30, 2010:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2010	112,387	256,138	368,525	$22.50
Granted	32,744	68,457	101,201	$28.10
Credited from dividends	3,277	7,651	10,928	$23.15
Performance stock unit adjustment	0	28,060	28,060	$25.75
Vested	(21,289)	(98,197)	(119,486)	$25.74
Forfeited	(17)	(14)	(31)	$32.16
Nonvested September 30, 2010	127,102	262,095	389,197	$23.04

Stock options to executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any nonvested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below for unvested stock options:

	August 2010 Grant	February 2010 Grant	February 2009 Grant	February 2008 Grant
Grant date price per share of option award	$20.00	$28.10	$15.26	$39.99
Expected dividend yield per share	2.50%	2.50%	2.50%	2.00%
Expected life in years	6.5	6.5	6.5	6.5
Expected volatility	62.00%	62.00%	51.00%	40.67%
Risk-free interest rate	3.05%	3.05%	2.05%	3.28%
Grant date fair value per share of option awards	$9.82	$13.81	$6.19	$14.79

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	246,016	$23.30
Granted	61,460	$27.77
Outstanding at September 30, 2010	307,476	$24.19	8.11	$1.7
Exercisable at September 30, 2010	57,600	$29.97	6.49	$0.0

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.7	$(0.5)	$2.5	$1.7
Less related income tax benefit	0.3	(0.2)	1.0	0.7

	$0.4	$(0.3)	$1.5	$1.0

In the third quarter of 2009, the Company reversed a portion of accrued stock-based compensation related to its performance stock unit awards.

For the nine months ended September 30, 2010, shares issued under the LTIP for board of director compensation totaled 21,000 shares. As of September 30, 2010, total future compensation expense related to non-vested stock-based compensation arrangements totaled $4.5 million and the weighted-average period over which this cost is expected to be recognized is approximately 23 months.

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

The Company’s Carbon Materials & Chemicals segment is primarily a manufacturer of carbon pitch, naphthalene, phthalic anhydride, creosote, carbon black feedstock and carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon black is used primarily in the production of rubber tires.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$218.4	$173.1	$600.1	$479.5
Railroad & Utility Products	117.9	116.7	337.6	374.6

Total	$336.3	$289.8	$937.7	$854.1
Intersegment revenues:
Carbon Materials & Chemicals	$25.1	$21.4	$75.4	$71.6

Depreciation and amortization expense:
Carbon Materials & Chemicals	$5.0	$4.3	$14.2	$13.0
Railroad & Utility Products	2.0	1.8	6.2	5.4

Total	$7.0	$6.1	$20.4	$18.4
Operating profit:
Carbon Materials & Chemicals	$26.1	$23.8	$58.2	$50.2
Railroad & Utility Products	7.7	10.0	26.3	36.4
Corporate	(0.3)	(0.6)	(1.4)	(1.7)

Total	$33.5	$33.2	$83.1	$84.9

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$441.8	$402.2
Railroad & Utility Products	144.9	141.3
All other	70.3	100.9

Total	$657.0	$644.4

Goodwill:
Carbon Materials & Chemicals	$67.4	$59.4
Railroad & Utility Products	2.4	2.2

Total	$69.8	$61.6

Goodwill for Carbon Materials & Chemicals increased $6.9 million from December 31, 2009 as a result of the Koppers Netherlands acquisition before considering foreign currency exchange adjustments.

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 41.3 percent and 24.8 percent for the three months ended September 30, 2010 and 2009, respectively. Discrete items included in income taxes for the three months ended September 30, 2010 consisted of net tax expense of $0.3 million due to tax return to provision adjustments and changes in unrecognized tax benefits. The effective tax rate, exclusive of discrete items, for the third quarter of 2010 of 40.0 percent differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+3.5 percent), nondeductible expenses (+1.6 percent) and state taxes (+1.2 percent) partially offset by the domestic manufacturing deduction (-1.7 percent). With respect to the third quarter of 2009, the effective tax rate of 24.8 percent differs from the federal statutory rate primarily due to taxes on foreign earnings (-6.5 percent) and tax return to provision adjustments (-4.8 percent). The impact on taxes on foreign earnings in 2009’s third quarter is primarily due to the decision to not repatriate 2009’s earnings from Europe.

Income taxes as a percentage of pretax income was 38.8 percent and 36.2 percent for the nine months ended September 30, 2010 and 2009, respectively. Discrete items included in income taxes for the nine months ended September 30, 2010 was a net tax expense of $0.3 million due to tax return to provision adjustments and changes in unrecognized tax benefits. The effective tax rate, exclusive of discrete items, for the first nine months of 2010 of 38.2 percent differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+2.1 percent), nondeductible expenses (+1.3 percent) and state taxes (+0.9 percent) partially offset by the domestic manufacturing deduction (-1.9 percent). With respect to the first nine months of 2009, the effective tax rate of 36.2 percent differs from the federal statutory rate primarily due to taxes on foreign earnings (+2.0 percent) and state taxes (+1.6 percent) partially offset by the domestic manufacturing deduction (-1.7 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2010 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of September 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.4 million and $3.3 million, respectively. Unrecognized tax benefits totaled $4.1 million and $4.0 million as of September 30, 2010 and December 31, 2009, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of September 30, 2010 and December 31, 2009 are summarized in the table below:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Raw materials	$97.3	$94.3
Work in process	7.7	8.3
Finished goods	90.1	94.9

	195.1	197.5
Less revaluation to LIFO	43.8	44.8

Net	$151.3	$152.7

11. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2010 and December 31, 2009 are summarized in the table below:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Land	$7.5	$7.5
Buildings	35.3	29.3
Machinery and equipment	588.3	491.0

	631.1	527.8
Less accumulated depreciation	476.1	378.5

Net	$155.0	$149.3

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

All qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including a number of plans for hourly employees, have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, a number of pension plans are subject to a “soft” freeze which precludes new employees from entering the defined benefit pension plans.

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions)
Service cost	$0.8	$0.6	$2.4	$2.0
Interest cost	3.0	2.7	8.6	7.9
Expected return on plan assets	(2.5)	(2.0)	(7.4)	(6.2)
Amortization of prior service cost	0.0	0.0	0.1	0.2
Amortization of net loss	1.3	1.5	3.9	4.7
Amortization of transition asset	(0.1)	0.0	(0.2)	(0.2)

Net periodic benefit cost	$2.5	$2.8	$7.4	$8.4

The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. The Company also provides retiree medical insurance coverage to certain U.S. employees and a retiree life insurance benefit to most U.S. employees. For salaried employees, the retiree medical and retiree insurance plans have been closed to new participants.

Expense related to the Company’s defined contribution plans totaled $1.1 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively and $3.7 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. Expense related to the Company’s other postretirement benefit plans other than pensions totaled $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.6 million for each of the nine months ended September 30, 2010 and 2009.

13. Debt

Debt at September 30, 2010 and December 31, 2009 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2010	December 31, 2009
(Dollars in millions)
Revolving Credit Facility	0.00%	2013	$0.0	$40.0
Senior Notes	7 7/8%	2019	295.2	295.0
Other debt, including capital leases	8.00%	Various	0.9	0.3

Total debt			296.1	335.3
Less short term debt and current maturities of long-term debt			0.2	0.2

Long-term debt			$295.9	$335.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of Koppers Inc.’s assets. The credit facility contains certain covenants that restrict Koppers Inc.’s ability to incur additional indebtedness, create liens on its assets, pay dividends and make capital expenditures, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios. Commitment fees totaled $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. Commitment fees are charged to interest expense.

As of September 30, 2010, the Company had $236.9 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2010, $11.3 million of commitments were utilized by outstanding letters of credit.

Senior Notes

The Koppers Inc. 7  7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The Senior Notes are unsecured senior obligations that are fully and unconditionally guaranteed by Koppers Holdings and certain of Koppers Inc.’s wholly-owned domestic subsidiaries. The Senior Notes are structurally subordinated to indebtedness under the revolving credit facility.

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

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $18.3 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK which matures in 2011.

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$16.6	$16.2
Accretion expense	1.0	1.2
Revision in estimated cash flows, net	0.4	0.6
Expenses incurred	(1.6)	(1.6)
Currency translation	(0.1)	0.2

Balance at end of period	$16.3	$16.6

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$6.7	$7.5
Deferred revenue for sales of extended warranties	0.1	0.3
Revenue earned	(0.8)	(1.1)

Balance at end of period	$6.0	$6.7

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 116 plaintiffs in 63 cases pending as of September 30, 2010 as compared to 112 plaintiffs in 62 cases at December 31, 2009. As of September 30, 2010, there are a total of 59 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee and Illinois, and two cases pending in an Indiana state court.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 130 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers Inc. is defending another state court case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case initially involved 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The court has dismissed 22 of the Gonzalez plaintiffs’ claims and an appeal regarding the dismissal of those claims is pending. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

There are a total of 35 plaintiffs in the Moses cases. There are a total of ten plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. The Hensen case identifies a total of 65 plaintiffs, two of whom have claims pending against only the BNSF. The Davis case involves one plaintiff. There are a total of 25 plaintiffs in the Baade case.

In addition to the cases pending in state court, Koppers Inc. was defending one case, Bullard, in the United States District Court for the Western District of Texas involving a total of four plaintiffs. In August 2010, this case was dismissed without prejudice.

Currently, two of the cases severed from Moses and involving Koppers Inc. have case management orders which stipulate that all discovery is to be completed by early 2011. No trial dates have been set in those cases. No other cases pending against Koppers Inc. have discovery completion dates or trial dates.

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

Grenada – Federal Court Cases.

Beck Case – The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of eight of the 12 plaintiffs whose claims were not dismissed are still pending. The eight remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts.

The first of these trials occurred in 2006 and, after an appeal, the court ultimately rendered a judgment in favor of Koppers Inc. In January 2010, the trial court granted summary judgment in favor of Koppers Inc. on all claims for the second trial plaintiff. A trial date was set for August 8, 2011 for the third trial plaintiff, but on August 5, 2010 the district court dismissed with prejudice that case as well as the next plaintiff after that who was scheduled to be tried. At this date no trial plaintiff has been selected for the next trial. On September 17, 2010, the Court ordered the parties to participate in mediation applicable for all of the Grenada cases, which is now scheduled for December 2, 2010.

Ellis Case – There are approximately 1,200 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed and no trial dates have been scheduled pending the completion of the trials for the remaining eight plaintiffs in the Beck case. The timing of the resolution of these cases is not known at this time. On October 15, 2010, the Court granted the plaintiff’s motion to dismiss, with prejudice, nine of the Ellis claimants.

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

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. After dismissals and other procedural and substantive motions, one case filed in Grenada County remains pending. The Mississippi Supreme Court recently affirmed the entry of summary judgment in favor of Koppers Inc. based on the state statute of limitations in 40 of the cases, and an appeal is pending on the entry of summary judgment and the dismissal of 18 additional plaintiffs. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. No trial dates have been set in any of these cases.

Gainesville. In April 2010, a class action complaint was filed in the United States District Court for the Northern District of Florida, by residents of Gainesville, Florida which named Koppers Inc. Beazer East and Cabot Corporation, Inc. as defendants. In October 2010, an amended class action complaint was filed which added the Company and Beazer Limited as defendants and dropped Cabot Corporation as a defendant. The plaintiffs purport to represent anyone who has owned property or lived within a two mile radius of the defendants’ former utility pole treatment plant and an adjacent site owned by Cabot Corporation. The plaintiffs allege that their property has been contaminated by various toxic substances. Koppers Inc. operated a utility pole treatment plant in Gainesville from 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010. Prior to 1988, Beazer East, Inc. conducted various wood treating operations at the utility pole treatment plant site. The plaintiffs allege that their property’s value has been impacted and that they are at an increased risk of developing adverse health effects as a result of the alleged contamination. Plaintiffs seek, among other things, class certification, the creation and funding of comprehensive community property remediation and medical monitoring programs, compensatory and punitive damages in excess of the minimum jurisdictional limit of the Court and other equitable relief. No trial date has been set.

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

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is approximately $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated cost of participating in the PRP group at the Portland Harbor CERCLA site, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. is also conducting an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company has provided a reserve for this matter totaling $0.8 million as of September 30, 2010.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In July 2010, Koppers Inc. reached a final settlement of the fine with the PADEP and executed a consent order with the PADEP. Koppers Inc. also agreed to undertake certain engineering and capital improvements and agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton. Accordingly, Koppers Inc. has provided a reserve of $1.9 million related to the new sewer line and PADEP fine as of September 30, 2010. Koppers Inc. began construction of the new sewer line during the third quarter of 2010.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.8 million and the owner of the adjacent property will contribute $6.5 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.8 million at September 30, 2010.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. With respect to a closed facility in Thornton, Australia, the sale of the property was completed in March 2010 and the buyer assumed all remediation liability. Accordingly, the accrual for remediation at this site was reversed in the nine months ended September 30, 2010 and resulted in a decrease to cost of sales of $2.9 million. The Company has reserved $1.3 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	September 30, 2010	December 31, 2009
(Dollars in millions)
Balance at beginning of year	$10.7	$9.4
Expense	0.4	0.5
Reversal of reserves	(4.3)	0.0
Cash expenditures	(0.6)	(0.5)
Currency translation	0.3	1.3

Balance at end of period	$6.5	$10.7

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$196.1	$10.2	$135.5	$(5.5)	$336.3
Cost of sales including depreciation and amortization	0.0	171.4	(1.3)	114.9	2.4	287.4
Selling, general and administrative	0.3	8.1	0.3	6.7	0.0	15.4

Operating profit (loss)	(0.3)	16.6	11.2	13.9	(7.9)	33.5
Other income (expense)	15.8	0.0	(0.1)	0.1	(15.8)	0.0
Interest expense (income)	(0.1)	7.0	0.0	0.9	(1.2)	6.6
Income taxes	0.0	8.0	0.1	3.0	0.0	11.1

Income from continuing operations	15.6	1.6	11.0	10.1	(22.5)	15.8
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$15.6	$1.6	$11.0	$9.9	$(22.5)	$15.6

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$179.0	$5.6	$114.5	$(9.3)	$289.8
Cost of sales including depreciation and amortization	0.0	156.0	(7.9)	94.8	0.7	243.6
Selling, general and administrative	0.6	5.7	0.4	6.3	0.0	13.0

Operating profit (loss)	(0.6)	17.3	13.1	13.4	(10.0)	33.2
Other income (expense)	20.1	0.0	0.0	(0.3)	(20.1)	(0.3)
Interest expense (income)	5.1	5.4	0.0	0.8	(1.3)	10.0
Income taxes	(2.0)	4.2	0.1	3.5	0.0	5.8

Income from continuing operations	16.4	7.7	13.0	8.8	(28.8)	17.1
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$16.4	$7.7	$13.0	$8.1	$(28.8)	$16.4

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$549.8	$35.3	$381.2	$(28.6)	$937.7
Cost of sales including depreciation and amortization	0.0	490.8	12.8	319.6	(16.4)	806.8
Selling, general and administrative	1.4	24.0	2.8	19.6	0.0	47.8

Operating profit (loss)	(1.4)	35.0	19.7	42.0	(12.2)	83.1
Other income (expense)	39.9	0.1	(0.3)	2.0	(39.9)	1.8
Interest expense (income)	(0.1)	21.0	0.0	3.1	(3.6)	20.4
Income taxes	(0.4)	15.6	0.3	9.5	0.0	25.0

Income (loss) from continuing operations	39.0	(1.5)	19.1	31.4	(48.5)	39.5
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income (loss) attributable to Koppers	$39.0	$(1.5)	$18.9	$31.1	$(48.5)	$39.0

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$564.1	$22.6	$300.7	$(33.3)	$854.1
Cost of sales including depreciation and amortization	0.0	495.0	(3.1)	253.7	(17.3)	728.3
Selling, general and administrative	1.7	20.5	1.2	17.5	0.0	40.9

Operating profit (loss)	(1.7)	48.6	24.5	29.5	(16.0)	84.9
Other income (expense)	42.8	0.2	(0.2)	(0.5)	(42.8)	(0.5)
Interest expense (income)	14.5	16.7	0.0	2.7	(3.7)	30.2
Income taxes	(5.6)	17.4	0.2	7.7	0.0	19.7

Income from continuing operations	32.2	14.7	24.1	18.6	(55.1)	34.5
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	2.0	0.0	2.0

Net income attributable to Koppers	$32.2	$14.4	$24.1	$16.6	$(55.1)	$32.2

Condensed Consolidating Balance Sheet

September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$1.7	$0.0	$31.4	$0.0	$33.1
Accounts receivable, net	20.8	128.2	427.4	108.3	(518.6)	166.1
Inventories, net	0.0	70.5	0.0	81.2	(0.4)	151.3
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	8.5
Other current assets	0.0	9.2	0.3	11.9	0.0	21.4

Total current assets	20.8	219.6	426.2	232.8	(519.0)	380.4
Equity investments	69.2	77.1	26.3	3.6	(171.6)	4.6
Property, plant and equipment, net	0.0	88.1	0.0	66.9	0.0	155.0
Goodwill	0.0	36.9	0.0	32.9	0.0	69.8
Deferred tax assets	0.0	64.1	(47.7)	4.9	0.0	21.3
Other noncurrent assets	0.0	19.3	0.0	6.6	0.0	25.9

Total assets	$90.0	$505.1	$404.8	$347.7	$(690.6)	$657.0

LIABILITIES AND EQUITY
Accounts payable	$0.2	$489.2	$9.8	$105.1	$(518.6)	$85.7
Accrued liabilities	4.1	30.6	(0.1)	28.1	0.0	62.7
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.2

Total current liabilities	4.3	520.0	9.7	133.2	(518.6)	148.6
Long-term debt	0.0	295.2	0.0	0.7	0.0	295.9
Other long-term liabilities	0.0	93.6	0.0	22.2	0.0	115.8

Total liabilities	4.3	908.8	9.7	156.1	(518.6)	560.3
Koppers stockholders’ equity	85.7	(403.7)	395.1	180.6	(172.0)	85.7
Noncontrolling interests	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$90.0	$505.1	$404.8	$347.7	$(690.6)	$657.0

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$45.3	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	83.1	(516.7)	139.6
Inventories, net	0.0	78.9	0.0	74.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	10.3	(0.1)	17.4

Total current assets	36.3	230.0	414.6	217.1	(517.0)	381.0
Equity investments	12.7	77.2	14.8	3.3	(103.3)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	58.4	0.0	149.3
Goodwill	0.0	37.0	0.0	24.6	0.0	61.6
Deferred tax assets	0.0	68.2	(47.7)	5.4	0.0	25.9
Other noncurrent assets	0.0	19.6	0.0	2.3	0.0	21.9

Total assets	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$99.3	$(516.7)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	30.4	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	129.7	(516.7)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	26.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	156.1	(516.7)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	144.0	(103.6)	43.8
Noncontrolling interests	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$14.2	$43.1	$0.0	$11.5	$(4.5)	$64.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.5)	0.0	(24.1)	0.0	(33.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.7	0.0	1.9

Net cash provided by (used in) investing activities	0.0	(9.3)	0.0	(22.4)	0.0	(31.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.1)	0.0	0.0	0.0	(40.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(13.5)	(4.5)	0.0	(5.0)	4.5	(18.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	(0.9)

Net cash provided by (used in) financing activities	(14.4)	(45.0)	0.0	(5.0)	4.5	(59.9)
Effect of exchange rates on cash	0.0	0.0	0.0	2.0	0.0	2.0

Net increase (decrease) in cash and cash equivalents	(0.2)	(11.2)	0.0	(13.9)	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$1.7	$0.0	$31.4	$0.0	$33.1

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$13.7	$75.9	$0.0	$16.7	$(13.7)	$92.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.2)	0.0	(3.0)	0.0	(11.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(1.1)	0.0	0.0	0.0	(1.1)

Net cash (used in) investing activities	0.0	(9.3)	0.0	(1.5)	0.0	(12.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(13.5)	(13.7)	0.0	0.0	13.7	(13.5)

Net cash provided by (used in) financing activities	(13.5)	(13.8)	0.0	0.0	13.7	(13.6)
Effect of exchange rates on cash	0.0	(1.5)	0.0	2.6	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.2	51.3	0.0	16.3	0.0	67.8
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	25.6	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$88.8	$0.0	$41.9	$0.0	$130.9

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$196.1	$10.2	$95.8	$40.5	$(6.3)	$336.3
Cost of sales including depreciation and amortization	0.0	171.4	(1.1)	81.8	35.5	(0.2)	287.4
Selling, general and administrative	0.3	8.1	0.3	4.8	1.9	0.0	15.4

Operating profit (loss)	(0.3)	16.6	11.0	9.2	3.1	(6.1)	33.5
Other income (expense)	15.8	0.0	(0.1)	0.0	0.1	(15.8)	0.0
Interest expense (income)	(0.1)	7.0	0.0	1.9	0.1	(2.3)	6.6
Income taxes	0.0	8.0	0.1	2.9	0.1	0.0	11.1

Income from continuing operations	15.6	1.6	10.8	4.4	3.0	(19.6)	15.8
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$15.6	$1.6	$10.8	$4.4	$2.8	$(19.6)	$15.6

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$179.0	$5.6	$98.3	$19.7	$(12.8)	$289.8
Cost of sales including depreciation and amortization	0.0	156.0	(7.9)	81.7	16.5	(2.7)	243.6
Selling, general and administrative	0.6	5.7	0.4	5.3	1.0	0.0	13.0

Operating profit (loss)	(0.6)	17.3	13.1	11.3	2.2	(10.1)	33.2
Other income (expense)	20.1	0.0	0.0	0.2	(0.5)	(20.1)	(0.3)
Interest expense (income)	5.1	5.4	0.0	1.0	(0.1)	(1.4)	10.0
Income taxes	(2.0)	4.2	0.1	3.0	0.5	0.0	5.8

Income from continuing operations	16.4	7.7	13.0	7.5	1.3	(28.8)	17.1
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$16.4	$7.7	$13.0	$7.5	$0.6	$(28.8)	$16.4

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$549.8	$35.3	$273.4	$112.2	$(33.0)	$937.7
Cost of sales including depreciation and amortization	0.0	490.8	13.0	221.8	100.8	(19.6)	806.8
Selling, general and administrative	1.4	24.0	2.8	15.0	4.6	0.0	47.8

Operating profit (loss)	(1.4)	35.0	19.5	36.6	6.8	(13.4)	83.1
Other income (expense)	39.9	0.1	(0.3)	1.7	0.3	(39.9)	1.8
Interest expense (income)	(0.1)	21.0	0.0	3.8	0.5	(4.8)	20.4
Income taxes	(0.4)	15.6	0.3	9.4	0.1	0.0	25.0

Income (loss) from continuing operations	39.0	(1.5)	18.9	25.1	6.5	(48.5)	39.5
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income (loss) attributable to Koppers	$39.0	$(1.5)	$18.7	$25.1	$6.2	$(48.5)	$39.0

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$564.1	$22.6	$251.8	$58.9	$(43.3)	$854.1
Cost of sales including depreciation and amortization	0.0	495.0	(3.1)	213.7	50.0	(27.3)	728.3
Selling, general and administrative	1.7	20.5	1.2	14.7	2.8	0.0	40.9

Operating profit (loss)	(1.7)	48.6	24.5	23.4	6.1	(16.0)	84.9
Other income (expense)	42.8	0.2	(0.2)	0.2	(0.7)	(42.8)	(0.5)
Interest expense (income)	14.5	16.7	0.0	2.8	(0.1)	(3.7)	30.2
Income taxes	(5.6)	17.4	0.2	6.1	1.6	0.0	19.7

Income from continuing operations	32.2	14.7	24.1	14.7	3.9	(55.1)	34.5
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	0.0	2.0	0.0	2.0

Net income attributable to Koppers	$32.2	$14.4	$24.1	$14.7	$1.9	$(55.1)	$32.2

Condensed Consolidating Balance Sheet

September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$1.7	$0.0	$18.8	$12.6	$0.0	$33.1
Accounts receivable, net	20.8	128.2	424.7	80.7	67.5	(555.8)	166.1
Inventories, net	0.0	70.5	0.0	69.1	12.1	(0.4)	151.3
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	0.0	8.5
Other current assets	0.0	9.2	0.2	5.8	6.2	0.0	21.4

Total current assets	20.8	219.6	423.4	174.4	98.4	(556.2)	380.4
Equity investments	69.2	77.1	26.3	18.5	13.7	(200.2)	4.6
Property, plant and equipment, net	0.0	88.1	0.0	43.2	23.7	0.0	155.0
Goodwill	0.0	36.9	0.0	24.6	8.3	0.0	69.8
Deferred tax assets	0.0	64.1	(47.7)	4.9	0.0	0.0	21.3
Other noncurrent assets	0.0	19.3	0.0	1.0	5.6	0.0	25.9

Total assets	$90.0	$505.1	$402.0	$266.6	$149.7	$(756.4)	$657.0

LIABILITIES AND EQUITY
Accounts payable	$0.2	$489.2	$7.2	$99.2	$45.7	$(555.8)	$85.7
Accrued liabilities	4.1	30.6	(0.1)	20.7	7.4	0.0	62.7
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.0	0.2

Total current liabilities	4.3	520.0	7.1	119.9	53.1	(555.8)	148.6
Long-term debt	0.0	295.2	0.0	0.0	0.7	0.0	295.9
Other long-term liabilities	0.0	93.6	0.0	13.4	8.8	0.0	115.8

Total liabilities	4.3	908.8	7.1	133.3	62.6	(555.8)	560.3
Koppers stockholders’ equity	85.7	(403.7)	394.9	133.3	76.1	(200.6)	85.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$90.0	$505.1	$402.0	$266.6	$149.7	$(756.4)	$657.0

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$36.9	$8.4	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	42.2	41.1	(516.9)	139.6
Inventories, net	0.0	78.9	0.0	67.0	7.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	6.8	3.5	(0.1)	17.4

Total current assets	36.3	230.0	414.6	152.9	64.4	(517.2)	381.0
Equity investments	12.7	77.2	14.8	17.1	3.4	(120.5)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	41.8	16.6	0.0	149.3
Goodwill	0.0	37.0	0.0	23.3	1.3	0.0	61.6
Deferred tax assets	0.0	68.2	(47.7)	5.4	0.0	0.0	25.9
Other noncurrent assets	0.0	19.6	0.0	0.8	1.4	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$91.5	$8.0	$(516.9)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	20.5	9.9	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	112.0	17.9	(516.9)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	16.0	10.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	128.0	28.3	(516.9)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	113.3	47.8	(120.7)	43.8
Noncontrolling interests	0.0	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$14.2	$43.1	$0.0	$(15.9)	$27.4	$(4.5)	$64.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.5)	0.0	(3.5)	(20.6)	0.0	(33.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.6	0.1	0.0	1.9

Net cash provided by (used in) investing activities	0.0	(9.3)	0.0	(1.9)	(20.5)	0.0	(31.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.1)	0.0	0.0	0.0	0.0	(40.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(13.5)	(4.5)	0.0	0.0	(5.0)	4.5	(18.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	0.0	(0.9)

Net cash provided by (used in) financing activities	(14.4)	(45.0)	0.0	0.0	(5.0)	4.5	(59.9)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.3)	2.3	0.0	2.0

Net increase (decrease) in cash and cash equivalents	(0.2)	(11.2)	0.0	(18.1)	4.2	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$1.7	$0.0	$18.8	$12.6	$0.0	$33.1

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$13.7	$75.9	$0.0	$14.4	$2.3	$(13.7)	$92.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.2)	0.0	(1.5)	(1.5)	0.0	(11.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(1.1)	0.0	0.0	0.0	0.0	(1.1)

Net cash (used in) investing activities	0.0	(9.3)	0.0	(1.5)	(1.5)	0.0	(12.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Dividends paid	(13.5)	(13.7)	0.0	0.0	0.0	13.7	(13.5)

Net cash provided by (used in) financing activities	(13.5)	(13.8)	0.0	0.0	0.0	13.7	(13.6)
Effect of exchange rates on cash	0.0	(1.5)	0.0	2.6	0.0	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.2	51.3	0.0	15.5	0.8	0.0	67.8
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	18.7	6.9	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$88.8	$0.0	$34.2	$7.7	$0.0	$130.9

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Our businesses and results of operations have been negatively impacted by the global economic recession starting in late 2008. Although the global economy and our key end markets have stabilized and in some cases started to recover, we have continued to experience reduced demand for some products in 2010 as improvement in our key end markets is expected to emerge over time. In the past two years, we have seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, among other end-market products, that represent markets in which our products are consumed. We believe that there will continue to be uncertainty regarding the levels of production going forward, although in 2010 we have seen increases in production for aluminum, steel, rubber and plastics that appear to be indicative of a recovery in these markets. In addition to reduced demand for some of our products, many of our customers have been aggressively attempting to reduce their manufactured raw material costs. Accordingly, some of our customers have moved to short-term pricing arrangements as opposed to long-term contracts with periodic pricing reviews.

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

While our volume of carbon pitch shipped to the Middle East from our China operations has increased during 2010 as new aluminum smelters have come online, profit margins in China have decreased as local raw material costs have increased in response to reduced availability and higher oil prices and selling prices have come under pressure in the Middle East due to an excess supply of carbon pitch available from other parts of Asia.

Our carbon black facility in Australia has experienced operating problems related to a boiler that impacted profitability in the first and second quarters of 2010 by approximately $0.5 million and $1.8 million, respectively. Although the problem was resolved in the third quarter, the impact on third quarter 2010 results was approximately $0.3 million.

Our railroad business is down substantially through the first three quarters of 2010 from an unusually strong prior year as the railroads have reduced their untreated crosstie purchases and treating volumes as they have reduced levels of inventory on hand.

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

Due to the concentration of our North American operating facilities in the eastern and mid-western portions of the United States, we were negatively impacted by heavy snowstorm activity in January and February 2010. This resulted in higher operating and logistics costs as well as lower production and shipments of our products from these locations. These conditions had a negative impact on our results for the first quarter of 2010.

Results of Operations – Comparison of Three Months Ended September 30, 2010 and 2009

Consolidated Results

Net sales for the three months ended September 30, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$218.4	$173.1	+26%
Railroad & Utility Products	117.9	116.7	+1%
	$336.3	$289.8	+16%

CM&C net sales increased by $45.3 million or 26 percent due to the following changes in pricing, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-3%	+15%	+1%	+13%
Distillates(b)	+1%	+4%	0%	+5%
Coal Tar Chemicals(c)	+3%	+3%	0%	+6%
Other(d)	0%	+2%	0%	+2%

Total CM&C	+1%	+24%	+1%	+26%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials volumes for carbon pitch increased in China by five percent due to additional demand from new smelters in the Middle East and in Europe by six percent due to the acquisition in the Netherlands and higher volumes from Denmark and the UK. The volume increases were partially offset by price decreases totaling three percent.

Prices for distillates increased by one percent due primarily to higher oil prices that resulted in higher selling prices for carbon black feedstock. The increase in distillate sales volume of four percent is due primarily to higher creosote volumes in North America and higher carbon black feedstock sales in Europe as a result of the acquisition in the Netherlands.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of one percent and naphthalene prices of two percent were experienced. Higher volumes of phthalic anhydride of three percent resulted from an increase in market share compared to the prior year.

R&UP net sales increased by $1.2 million or one percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	0%	+1%	+1%
TSO Crossties(b)	+3%	-3%	0%
Distribution Poles	0%	-1%	-1%
Other(c)	+1%	0%	+1%

Total R&UP	+4%	-3%	+1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume increases for untreated railroad crossties totaled three percent in the quarter ended September 30, 2010, while volumes for treated railroad crossties decreased by two percent as Class I railroads continued to aggressively manage inventory in 2010. Price increases for TSO crossties amounted to three percent but were offset by lower volumes of three percent as demand was lower than in the prior year quarter. Distribution pole sales in the U.S. decreased one percent due to lower volumes.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended September 30, 2010 and 82 percent for the quarter ended September 30, 2009. Overall, cost of sales increased $42.9 million between periods. Cost of sales was favorably impacted by a net $0.8 million adjustment to our self insured retention liabilities for the three months ended September 30, 2010 as compared to the prior period. The adjustment is as a result of favorable claim experience.

Depreciation and amortization for the quarter ended September 30, 2010 was $0.9 million higher when compared to the prior year period due primarily to additional depreciation expense from Koppers Netherlands which was acquired in March 2010.

Selling, general and administrative expenses for the quarter ended September 30, 2010 were $2.4 million higher when compared to the prior year period primarily due to incremental expenses related to Koppers Netherlands and higher stock-based compensation expenses.

Interest expense for the quarter ended September 30, 2010 was $3.4 million lower when compared to the prior year period primarily due to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from the use of operating cash flow to reduce debt and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009 at lower interest rates.

Income taxes for the quarter ended September 30, 2010 were $5.3 million higher when compared to the prior year period due primarily to a higher effective income tax rate. The Company’s effective income tax rate for the quarter ended September 30, 2010 was 40.0 percent as compared to the prior year period of 24.8 percent. The difference in effective tax rates between periods was primarily caused by the decision to not repatriate earnings from Europe in 2009, certain tax return to provision adjustments in 2010 and a higher concentration of earnings in higher tax jurisdictions during 2010’s third quarter.

Segment Results

Segment operating profit for the three months ended September 30, 2010 and 2009 are summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$26.1	$23.8	+10%
Railroad & Utility Products	7.7	10.0	-23%
Corporate	(0.3)	(0.6)	-50%
	$33.5	$33.2	+1%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	12.0%	13.7%	-1.7%
Railroad & Utility Products	6.5%	8.6%	-2.1%
	10.0%	11.5%	-1.5%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended September 30, 2010 and 2009 are summarized in the following table:

	Three months ended September 30,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$86.8	$70.7	+23%
Europe	60.0	49.7	+21%
Australia	40.8	40.1	+2%
China	30.8	18.1	+70%
Intrasegment	0.0	(5.5)	-100%
	$218.4	$173.1	+26%
Operating profit:
North America	$16.2	$11.9	+36%
Europe	5.8	7.0	-17%
Australia	4.3	3.2	+34%
China	(0.2)	1.5	-113%
Intrasegment	0.0	0.2	-100%
	$26.1	$23.8	+10%

North American CM&C sales increased by $16.1 million due primarily to higher volumes for pitch, refined tar, creosote and phthalic anhydride totaling $13.9 million and higher prices for phthalic anhydride totaling $2.4 million. These increases were partially offset by lower prices for pitch of $1.7 million. Operating profit as a percentage of net sales increased to 19 percent from 17 percent between periods reflecting higher volumes and prices for phthalic anhydride in the third quarter of 2010.

European CM&C sales increased by $10.3 million due to incremental sales from the acquisition in the Netherlands of $14.3 million which were partially offset by changes in European currencies compared to the US dollar amounting to approximately $3.0 million. Operating profit as a percentage of net sales was ten percent as compared to 14 percent between periods due primarily to integration costs for the acquisition in the Netherlands.

Australian CM&C sales increased by $0.7 million as $3.7 million of positive foreign exchange translation impact was partially offset by a $2.3 million reduction in volumes for carbon black. Operating profit as a percentage of net sales was 11 percent for the three months ended September 30, 2010 as compared to eight percent for the prior period, reflecting lower raw material costs which offset lower selling prices for carbon pitch.

Chinese CM&C sales increased by $12.7 million due to higher volumes of carbon pitch and naphthalene totaling $9.8 million and higher sales of miscellaneous products amounting to $4.9 million. Operating loss for the three months ended September 30, 2010 was $0.2 million as compared to operating profit as a percent of sales of eight percent for the three months ended September 30, 2009 due to higher raw material costs combined with lower selling prices in export markets for carbon pitch as a result of excess supply in 2010.

Railroad & Utility Products operating profit as a percentage of net sales decreased to seven percent from nine percent between periods due to lower volumes of treating services to the Class I railroads.

Results of Operations – Comparison of Nine Months Ended September 30, 2010 and 2009

Consolidated Results

Net sales for the nine months ended September 30, 2010 and 2009 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$600.1	$479.5	+25%
Railroad & Utility Products	337.6	374.6	-10%
	$937.7	$854.1	+10%

CM&C net sales increased by $120.6 million or 25 percent due to the following changes in pricing, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-6%	+12%	+2%	+8%
Distillates(b)	+3%	+2%	0%	+5%
Coal Tar Chemicals(c)	+5%	+3%	0%	+8%
Other(d)	+1%	+2%	+1%	+4%

Total CM&C	+3%	+19%	+3%	+25%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials volumes for carbon pitch increased six percent in China due to increased shipments to the Middle East, and four percent in Europe due to the acquisition in the Netherlands. Offsetting this increase were lower sales prices for carbon pitch in all regions totaling six percent.

Distillate pricing for carbon black feedstock increased three percent due to higher average worldwide oil prices. Distillate sales volume increased due to the acquisition in the Netherlands.

Coal tar chemicals experienced increases in phthalic anhydride and naphthalene prices of three percent and two percent, respectively, in the year to date period comparison. Higher volumes of phthalic anhydride of two percent resulted from an increase in market share from the prior year, and higher volumes of naphthalene of one percent were due to the acquisition in the Netherlands. With respect to other products, prices for benzole increased one percent as compared to the prior year and various other products combined for a two percent increase in volumes.

R&UP net sales decreased by $37.0 million or ten percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	-2%	-7%	0%	-9%
TSO Crossties(b)	+1%	0%	0%	+1%
Distribution Poles	0%	-1%	+1%	0%
Other(c)	0%	-2%	0%	-2%

Total R&UP	-1%	-10%	+1%	-10%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

The primary reason for the sales decline in the R&UP segment for the first nine months of 2010 compared to the comparable 2009 period is a seven percent volume decrease in railroad crossties due to the Class I railroads’ decision to reduce inventory levels.

Cost of sales as a percentage of net sales was 84 percent for the nine months ended September 30, 2010 and 83 percent for the nine months ended September 30, 2009. Overall, cost of sales increased $76.5 million between periods. Cost of sales was favorably impacted by a net $3.2 million adjustment to our self insured retention liabilities for the nine months ended September 30, 2010 as compared to the prior period. The adjustment is as a result of favorable claims experience.

Depreciation and amortization for the nine months ended September 30, 2010 was $2.0 million higher when compared to the prior year period due partially to additional depreciation expense from Koppers Netherlands which was acquired in March 2010 and the negative effect of foreign currency translation due to the weakening of the U.S. dollar to most major currencies in 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $6.9 million higher when compared to the prior year period primarily due to acquisition costs related to Koppers Netherlands of $1.8 million, higher stock based compensation expenses and incremental selling, general and administrative expenses from Koppers Netherlands.

Interest expense for the nine months ended September 30, 2010 was $9.8 million lower when compared to the prior year period due primarily to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from the use of operating cash flow to reduce debt and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009 at lower interest rates.

Income taxes for the nine months ended September 30, 2010 were $5.3 million higher when compared to the prior year. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 38.2 percent as compared to the prior year period of 36.2 percent. The difference in effective tax rates between periods was primarily caused by the impact of nondeductible expenses in 2010.

Segment Results

Segment operating profits for the nine months ended September 30, 2010 and 2009 are summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$58.2	$50.2	+16%
Railroad & Utility Products	26.3	36.4	-28%
Corporate	(1.4)	(1.7)	-18%
	$83.1	$84.9	-2%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.7%	10.5%	-0.8%
Railroad & Utility Products	7.8%	9.7%	-1.9%
	8.9%	9.9%	-1.0%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the nine months ended September 30, 2010 and 2009 are summarized in the following table:

	Nine months ended September 30,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$237.9	$210.8	+13%
Europe	169.9	128.3	+32%
Australia	109.9	102.1	+8%
China	86.5	54.6	+58%
Intrasegment	(4.1)	(16.3)	-75%
	$600.1	$479.5	+25%
Operating profit:
North America	$32.1	$26.4	+22%
Europe	17.1	12.3	+39%
Australia	9.5	7.8	+22%
China	(0.5)	4.6	-111%
Intrasegment	0.0	(0.9)	-100%
	$58.2	$50.2	+16%

North American CM&C sales increased by $27.1 million due primarily to higher volumes for pitch, refined tar and phthalic anhydride totaling $17.7 million and higher pricing for phthalic anhydride of $13.8 million. These increases were partially offset by lower prices for pitch of $6.8 million. Operating profit as a percentage of net sales increased to 13.5 percent from 12.5 percent in the prior year period.

European CM&C sales increased by $41.6 million due to $32.7 million of incremental sales from the acquisition in the Netherlands coupled with higher prices for carbon black feedstock, naphthalene and benzole of $20.8 million. These increases were partially offset by reductions in pricing for carbon pitch of $6.2 million. Operating profit as a percentage of net sales was ten percent, unchanged from the prior year.

Australian CM&C sales increased by $7.8 million as foreign currency translation resulted in an increase in sales totaling $17.0 million, partially offset by a reduction in carbon pitch prices totaling $10.2 million. Operating profit as a percentage of net sales was nine percent for the nine months ended September 30, 2010, as compared to eight percent for the prior year period.

Chinese CM&C sales increased by $31.9 million due primarily to higher sales volumes of carbon pitch to the Middle East of $28.3 million as aluminum smelting capacity has increased in this region. Operating loss was $0.5 million for the nine months ended September 30, 2010 as compared to an operating profit margin of eight percent for the nine months ended September 30, 2009 as higher raw material costs in China combined with lower selling prices for carbon pitch in its export markets have compressed margins.

Railroad & Utility Products operating profit as a percentage of net sales decreased to eight percent from ten percent between periods due to lower volumes for treated and untreated railroad crossties from the Class I railroads, which negatively impacted margins. .

Cash Flow

Net cash provided by operating activities was $64.3 million for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $92.6 million for the nine months ended September 30, 2009. The decrease of $28.3 million in net cash provided by operations is due primarily to higher working capital requirements, particularly accounts receivable, as compared to the prior period.

Net cash used by investing activities was $31.7 million for the nine months ended September 30, 2010 as compared to net cash used by investing activities of $12.3 million for the nine months ended September 30, 2009. The first nine months of 2010 included the acquisition of Koppers Netherlands totaling $19.5 million partially offset by the proceeds from the sale of an Australian property for $1.6 million.

Net cash used by financing activities was $59.9 million for the nine months ended September 30, 2010 as compared to net cash used by financing activities of $13.6 million for the nine months ended September 30, 2009. The first nine months of 2010 included the repayment of borrowings on the revolving credit facility of $40.0 million.

Dividends paid were $18.5 million for the nine months ended September 30, 2010 as compared to dividends paid of $13.5 million for the nine months ended September 30, 2009. Dividends totalling $13.5 million in both periods reflect a quarterly dividend rate of 22 cents per common share on Koppers Holdings common stock. In addition, for the nine months ended September 30, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

On November 3, 2010, our board of directors declared a quarterly dividend of 22 cents per common share, payable on January 7, 2011 to shareholders of record as of November 15, 2010.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. In addition, the terms of Koppers Inc.’s revolving credit facility and the terms of Koppers Inc.’s 7 7/8% Senior Notes due 2019 (the “Senior Notes”) indenture place restrictions on the amount of dividends it may pay to Koppers Holdings. The amount of permitted dividends under the revolving credit facility is generally limited by Koppers Inc.’s fixed charge coverage ratio covenant, among other terms. The amount of permitted dividends under the Senior Note indenture is primarily determined by a calculated basket. The basket is based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary.

Notwithstanding the foregoing, the Senior Notes indenture permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2010, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $159.2 million.

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

As of September 30, 2010, we had $236.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2010, $11.3 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2010 (dollars in millions):

Cash and cash equivalents	$33.1
Amount available under revolving credit facility	236.9
Amount available under other credit facilities	15.1

Total estimated liquidity	$285.1

Our estimated liquidity was $230.2 million at December 31, 2009.

As of September 30, 2010, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2010, excluding acquisitions, are expected to total approximately $25 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the previous four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2010 was 2.10.

¡

The leverage ratio, calculated as of the end of each fiscal quarter for the previous four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at September 30, 2010 was 2.37.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the previous four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at September 30, 2010 was 0.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At September 30, 2010, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

12.1***	Computation of ratio of earnings to fixed charges

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

***	Filed herewith

†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 4, 2010	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)