Form 10-K
period 2010-12-31
Koppers Holdings Inc.
filed 2011-02-22
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☒ No ☐

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2010 was $450.4 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2011, 20,578,276 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2010 Annual Report

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

Koppers Holdings Inc.    2010 Annual Report

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

Creosote, Carbon Black & Carbon Black Feedstock

In the United States, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad & Utility Products business. In Australia, China and Europe, creosote is sold primarily into the carbon black market for use as a feedstock in the production of carbon black. In Australia, the majority of creosote generated at our tar distillation facility is sold to our carbon black facility. In Europe and China creosote is also sold to wood treaters. Globally, approximately one-third of our total creosote production was sold internally in 2010. Our wood treating plants in the United States purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in these markets that is integrated in this fashion. The remainder of our creosote is sold to railroads and other wood treaters.

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

Railroad & Utility Products

Our Railroad & Utility Products business (“R&UP”) sells treated and untreated wood products, rail joint bars and services primarily to the railroad and public utility markets in the United States and Australia. We also produce concrete crossties, a complementary product to our wood treatment business, through a joint venture in the United States.

Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The R&UP business operates 14 wood treating plants, one rail joint bar manufacturing facility, one co-generation facility and 12 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

Our R&UP business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for more than 50 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

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

Our R&UP business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 20 million replacement crossties (both wood and non-wood) purchased during 2010. We currently supply all seven of the North American Class I railroads and have contracts with all of them.

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

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. Expenditures for research and development were $2.1 million, $2.0 million and $2.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Koppers Holdings Inc.    2010 Annual Report

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

Segment Information

Please see Note 8, “Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments. See also “Item 1A. Risk Factors – Risks Related to Our Business – Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.”

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign operations, the laws of foreign countries in which we operate, political and economic conditions in international markets and fluctuations in foreign exchange rates.

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent. We have incurred and could incur in the future significant costs as the result of our failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. See “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations” and Note 18 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2010, we had 575 salaried employees and 1,154 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	295	463	758
Railroad & Utility Products	210	687	897
Administration	70	4	74

Total Employees	575	1,154	1,729

Of our employees, approximately 60 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 250 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees.

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

The U.S and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last three years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic recession conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $300.0 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2010, we had $252.4 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement.

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

At December 31, 2010, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $272 million. In accordance with generally accepted accounting principles,

Koppers Holdings Inc.    2010 Annual Report

we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholder’s equity and could affect compliance with the covenants in our debt agreements.

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

We have experienced significant volatility linked to global economic issues in the past three years that we more fully discuss in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability at a particular payment. For the year ended December 31, 2010, our top ten customers accounted for approximately 45 percent of our net sales. During this same period, our two largest customers accounted for approximately 9.6 percent and eight percent of our total net sales.

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

Koppers Holdings Inc.    2010 Annual Report

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2010 and December 31, 2009 were $6.6 million and $10.7 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $6.7 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $12.5 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $14.1 million for 2011. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Although the United States has not ratified the Kyoto Protocol, a number of federal laws related to “greenhouse gas,” or “GHG,” emissions are being considered by Congress. Additionally, various federal, state and regional regulations and initiatives have been enacted or are being considered.

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

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of KI in 1988, subject to certain limitations, Beazer East and Beazer Limited assumed the liability for and indemnified us against among other things certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and certain third-party claims arising from such contamination (the “Indemnity”). Beazer East and Beazer Limited (which are indirect subsidiaries of Heidelberg Cement AG) may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. The government and other third parties may have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we, among other things, paid Beazer East $7.0 million and agreed to share toxic tort litigation defense costs arising from sites acquired from Beazer East. Qualified expenditures under the Indemnity are not subject to a monetary limit.

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

We have operations in the United States, Australia, China, the United Kingdom and Denmark, and sell our products in many foreign countries. For the year ended December 31, 2010, net sales from products sold by our foreign subsidiaries accounted for approximately 46 percent of our total net sales.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as

Koppers Holdings Inc.    2010 Annual Report

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

For example, we are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals, including certain cases in state and federal court relating to our Grenada, Mississippi and Somerville, Texas facilities. A further description of the material claims against us is included in Note 18 of the consolidated financial statements.

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

Of our employees, approximately 60 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 250 of our employees at six of our facilities and, therefore, represent the largest number of our unionized employees. Every year, a number of labor agreements are scheduled to expire. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our post-retirement obligations are currently underfunded. We expect to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2010, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $74 million. Our pension asset funding to total pension obligation ratio was 66 percent as of December 31, 2010. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated. In addition, our obligations for other post-retirement benefit obligations are unfunded and total approximately $13 million at December 31, 2010.

During the years ended December 31, 2010 and December 31, 2009, we contributed $7.5 million and $3.4 million, respectively, to our post-retirement benefit plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we had funding obligations of $4.3 million in 2010. However, we estimate that mandatory funding for this plan will be approximately $12 million in 2011 and between $8 and $10 million in 2012 unless legislative changes occur.

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

Koppers Holdings Inc.    2010 Annual Report

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

Koppers Holdings Inc.    2010 Annual Report

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

If we are unable to meet the terms of our financial covenants, or if we break any of these covenants, a default could occur. A default, if not waived, would entitle our lenders to declare all amounts borrowed under it immediately due and payable, which could also cause the acceleration of obligations under certain other agreements. In the event of acceleration of our outstanding indebtedness, there can be no assurance that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

The Senior Notes are unsecured and are effectively subordinated to our current and future secured indebtedness.

The Senior Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2010, we have a $300.0 million secured revolving credit facility. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness. The Senior Notes do not have the right to any security interests in any collateral.

In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of the Senior Notes then outstanding. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of our Senior Notes that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of our secured indebtedness.

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

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially

Koppers Holdings Inc.    2010 Annual Report

no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2010, the non-guarantor subsidiaries had approximately $87 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $493 million, or 40 percent of our net sales and approximately $59 million, or 60 percent of our operating profit, for the year ended December 31, 2010, and approximately $289 million, or 43 percent of our total assets as of December 31, 2010. Amounts are presented after giving effect to intercompany eliminations.

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

Primary Product Line	Location	Description of Property Interest
Carbon Materials & Chemicals
Carbon pitch	Clairton, Pennsylvania	Owned
Carbon pitch	Follansbee, West Virginia	Owned
Carbon pitch(a)	Jingtang, Hebei Province, China	Leased
Carbon black	Kurnell, New South Wales, Australia	Leased
Carbon pitch	Longview, Washington	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch	Port Clarence, United Kingdom	Owned
Carbon pitch	Portland, Oregon	Leased
Carbon pitch	Scunthorpe, United Kingdom	Owned
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned
Carbon pitch	Tangshan, Hebei Province, China	Leased
Carbon pitch	Uithoorn, the Netherlands	Leased

Railroad & Utility Products
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties, utility poles	Denver, Colorado	Owned
Railroad crossties, utility poles	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Green Spring, West Virginia	Owned
Railroad crossties, utility poles	Grenada, Mississippi	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Concrete crossties(b)	Portsmouth, Ohio	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

(a)	Ownership percentage is 30 percent.
(b)	Ownership percentage is 50 percent.

Our corporate offices are located in approximately 60,000 square feet of leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and various proceedings relating to environmental laws and regulations, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 18 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Koppers Holdings Inc.    2010 Annual Report

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 3, 2011. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	64	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Leroy M. Ball	42	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	54	Vice President, European Operations, Koppers Inc.
Donald E. Evans	45	Vice President, Strategic Planning and Growth, Koppers Inc.
Robert J. Howard	55	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	50	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	55	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	56	Vice President and General Manager, Railroad and Utility Products & Services, Koppers Inc.
Michael J. Mancione	44	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Mark R. McCormack	51	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	50	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Marcus G. Spiess	50	Vice President, Global Sales and Marketing, Global Carbon Materials & Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	47	Treasurer, Koppers Holdings Inc. and Koppers Inc.

Mr. Turner was elected President and Chief Executive Officer in, and has been our director since, November 2004. He has been President and Chief Executive Officer and director of Koppers Inc. since February 1998.

Mr. Ball was elected Vice President and Chief Financial Officer in August 2010. Prior to joining Koppers, Mr. Ball was Senior Vice President and Chief Financial Officer of Calgon Carbon Inc. (granular activated carbon products and treatment systems) since 2002.

Mr. Dietz was elected Vice President, European Operations of Koppers Inc., in November 2006 effective January 2007. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Operations Manager, Carbon Materials & Chemicals of Koppers Inc., beginning in March 1999.

Mr. Evans was elected Vice President, Strategic Planning and Growth, in August 2010. Mr. Evans had been previously elected Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals of Koppers Inc. in February 2007. From October 2004 through December 2006, Mr. Evans was Vice President for Advanced Recycling Systems (industrial equipment manufacturing). From July 1998 through September 2004, Mr. Evans had been Manager, Business Development & Strategic Planning, Carbon Materials & Chemicals of Koppers Inc.

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

Mr. Loadman was elected Vice President and General Manager, Railroad and Utility Products & Services of Koppers Inc. in November 1994.

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

Mr. McCurrie was elected Senior Vice President, Global Carbon Materials & Chemicals of Koppers Inc. in February 2010. Mr. McCurrie had been Vice President and Chief Financial Officer of Koppers Inc. since October 2003.

Mr. Spiess was elected Vice President, Global Sales and Marketing, Global Carbon Materials & Chemicals of Koppers Inc. in February 2011. Mr. Spiess had been Vice President, Global Supply, European Marketing and Sales, European Operations of Koppers Inc. since November 2007. From July 2007 through October 2007, Mr. Spiess was a Business Development Manager for L&M Rohstoffhandelsgesellschaft GmbH (ferroalloy and bulk trading). Prior to that, Mr. Spiess was the executive Vice President, Aromatics Division for Ruetgers Chemicals GmbH (coal tar distillation for chemical industry).

Ms. Tronsberg-Deihle was elected Treasurer of Koppers Holdings Inc. and Koppers Inc. in August 2008. In July 2008, Ms. Tronsberg-Deihle was appointed as our Treasurer. Ms. Tronsberg-Deihle was the Assistant Treasurer and Risk Manager of WESCO Distribution Inc. (global provider of services and procurement solutions) from 1995 to June 2008.

Koppers Holdings Inc.    2010 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2011 was 98.

See Note 20 to the consolidated financial statements below for information concerning dividends and high and low market prices of our common shares during the past two years.

Dividend Policy

Our board of directors adopted a dividend policy, which reflects its judgment that our shareholders would be better served if we distributed to them, as quarterly dividends payable at the discretion of our board of directors, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, taxes and certain other costs. On an annual basis we expect to pay dividends with cash flow from operations, but, due to seasonal or other temporary fluctuations in cash flow, we may from time to time use temporary short-term borrowings to pay quarterly dividends.

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by Koppers Inc.’s credit agreement, the indenture governing Koppers Inc.’s 7 7/8% Senior Notes due 2019 (the “Senior Notes”) and by Pennsylvania law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.”

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	669,989	(1)	$10.72	1,187,933	(2)

(1)	Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units and performance-based restricted stock units awarded under our 2005 Long Term Incentive Plan.

(2)	Includes shares of our common stock that remain available for issuance under our 2004 Restricted Stock Unit Plan and our amended and restated 2005 Long Term Incentive Plan.

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2010:

Period	Total Number of Common Shares Purchased		Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31	1,121	(1)	$27.88	0	0
November 1 - November 30	0		$0.00	0	0
December 1 - December 31	0		$0.00	0	0

(1)	Under the terms of our amended and restated 2005 Long Term Incentive Plan, upon the vesting of restricted stock units, each employee who holds these restricted stock units has the right to cause us to withhold shares of our common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of our common stock to such employee.

Koppers Holdings Inc.    2010 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2010. The selected historical consolidated financial data for each of the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2010	2009	2008	2007	2006
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,245.5	$1,124.4	$1,364.8	$1,255.6	$1,044.2
Depreciation and amortization	28.1	24.8	30.0	29.5	29.6
Operating profit	99.0	94.9	130.2	125.1	79.0
Interest expense	27.1	36.3	42.6	45.9	46.9
Loss (gain) on extinguishment of debt(1)	0.0	22.4	(1.2)	0.0	14.4
Income from continuing operations	44.7	21.7	48.4	50.5	9.0
(Loss) income from discontinued operations(2)(3)	(0.2)	0.0	4.4	9.3	8.7
Gain on sale of Koppers Arch(2)	0.0	0.0	0.0	6.7	0.0
Gain (loss) on sale of Monessen(3)	0.0	(0.3)	85.9	0.0	0.0
Net income(4)	44.5	21.4	138.7	66.5	17.7
Net income attributable to Koppers(4)	44.1	18.8	138.0	63.3	15.2
Earnings Per Common Share Data:
Basic – continuing operations	$2.15	$0.93	$2.31	$2.30	$0.39
Diluted – continuing operations	2.14	0.92	2.30	2.29	0.36
Weighted average common shares outstanding (in thousands):
Basic	20,543	20,446	20,651	20,768	19,190
Diluted	20,676	20,561	20,767	20,874	20,104
Balance Sheet Data:
Cash and cash equivalents(5)	$35.3	$58.4	$63.1	$14.4	$21.3
Total assets	669.2	644.4	661.1	669.3	649.4
Total debt	296.4	335.3	374.9	440.2	475.9
Other Data:
Capital expenditures:(6)	$29.9	$18.0	$36.7	$23.2	$27.5
Cash dividends declared per common share	$0.88	$0.88	$0.88	$0.68	$1.30

(1)	Includes loss (gain) on the extinguishment of Senior Discount Notes and Senior Secured Notes in 2009, a portion of the Senior Secured Notes in 2008 and a portion of the Senior Discount Notes in 2006.

(2)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(3)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”). Monessen’s results of operations have been classified as a discontinued operation for all periods presented.

(4)	In connection with our initial public offering in February 2006, costs totaling $17.4 million were incurred for a related call premium on the Senior Secured Notes ($10.1 million), the write-off of deferred financing costs ($3.2 million), the termination of the Saratoga Partners III, L.P. advisory services contract ($3.0 million) and payment of bond consent fees ($1.1 million).

(5)	Includes cash of discontinued operations as of December 31, 2007 and 2006.

(6)	Excludes capital expenditures by Koppers Arch, a discontinued operation, of $0.0 million, $0.1 million and $0.8 million and by Koppers Monessen, a discontinued operation, of $0.4 million, $1.0 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark and the Netherlands.

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

Our CM&C business has entered into a number of strategic transactions during the last year to expand and focus on its core business related to coal tar distillation and derived products. In March 2010, we completed the acquisition of Cindu Chemicals B.V., a coal tar distillation company located in the Netherlands. This company was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”). The revenues from this facility from March 1 through December 31, 2010 amounted to approximately $48 million. In October 2010 we also purchased the midwestern United States refined tar business of Stella Jones Inc. to increase our presence in this market.

Our R&UP business purchased the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia in December 2010. This acquisition strengthens our product portfolio offerings to our existing Class I and commercial railroad customers in the United States.

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

Our businesses and results of operations were impacted by the global recession starting in late 2008 and continuing through 2010. Certain key end markets experienced significant global reductions in demand that has negatively affected the profitability of our products. During 2010 our key end markets showed increased stability for our Carbon Materials & Chemicals business; however, volumes for our Railroad & Utility Products business declined substantially from 2009 levels as our Class I railroad customer base reduced their purchases.

During 2009 we saw the idling or closure of several aluminum smelters, particularly in North America and Europe, as global production of aluminum declined over previous levels. However, in late 2010 several North American smelters announced that they are planning to increase production and restart some of their previously idled capacity during 2011. We also believe we are well positioned to supply the new Middle Eastern smelters due to our capacity expansions in China.

Koppers Holdings Inc.    2010 Annual Report

While our volumes of carbon pitch have increased as our Chinese operations supply several of the new smelters in the Middle East, profit margins in this region have been reduced as coal tar costs have increased in response to reduced availability and higher oil prices, and carbon pitch pricing has been negatively affected by excess supplies of product in Asia.

Our carbon black facility in Australia experienced operating problems related to a boiler in 2010 that had a negative impact on operating profit of approximately $2.6 million for the year ended December 31, 2010.

Our railroad business was down substantially in 2010 from an unusually strong prior year as we believe the railroads reduced their untreated crosstie purchases and treating volumes in order to reduce inventory levels.

We produced lower volumes in 2009 and 2010 as compared to 2008 in many of our products which reduced the capacity utilization at our facilities. Lower throughput volumes combined with increasing pressure for price reductions has led us to review our capacity utilization and has resulted in production cutbacks, from time to time, at certain facilities, which can result in lower margins. To the extent these trends continue, we may temporarily idle or permanently close facilities. For example, in December 2009 we announced the sale of our Gainesville utility pole treatment plant, and in the fourth quarter of 2010 we recorded impairment and related charges of $2.2 million related to a wood treating plant in the United States. Utility pole markets are expected to continue to remain competitive with resulting low margins. We will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and will reduce market share if warranted.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. During the past few years we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 we saw significant price and profit declines for these products.

The availability of our key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs will result in margin dilution because only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, we may not be able to recover raw material cost increases in the selling prices of all of our end products.

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

Results of Operations – Comparison of Years Ended December 31, 2010 and December 31, 2009

Consolidated Results

Net sales for the years ended December 31, 2010 and 2009 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals	$795.6	$655.2	+21%
Railroad & Utility Products	449.9	469.2	-4%

	$1,245.5	$1,124.4	+11%

CM&C net sales increased by $140.4 million or 21 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	-5%	+10%	+1%	+6%
Distillates(b)	+2%	+2%	0%	+4%
Coal Tar Chemicals(c)	+4%	+3%	0%	+7%
Other(d)	+1%	+2%	+1%	+4%

Total CM&C	+2%	+17%	+2%	+21%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ pricing for carbon pitch decreased five percent due to lower demand and excess pitch availability. Offsetting this decrease were higher sales volumes of carbon pitch from Chinese operations of five percent and Europe of three percent due primarily to the acquisition in the Netherlands. The volume increases are due to increased worldwide demand for aluminum products and the increased production from our Chinese operations to supply carbon pitch to smelters in the Middle East.

Distillate pricing for carbon black feedstock increased two percent in Europe due to higher average worldwide oil prices as compared to the prior year. The increase in distillate sales volume is due to the acquisition in the Netherlands.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of three percent and naphthalene prices of one percent were experienced. Higher volumes of phthalic anhydride of one percent resulted from increased production in the U.S. auto industry, and higher volumes of naphthalene of one percent were due to the acquisition in the Netherlands. With respect to other products, pricing for benzole increased one percent as compared to the prior year.

R&UP net sales decreased by $19.3 million or four percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	-1%	-3%	0%	-4%
TSO Crossties(b)	+1%	0%	0%	+1%
Distribution Poles	0%	-1%	+1%	0%
Other(c)	0%	-1%	0%	-1%

Total R&UP	0%	-5%	+1%	-4%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Koppers Holdings Inc.    2010 Annual Report

Sales volume and price decreases for railroad crossties totaled three and one percent, respectively for the year ended December 31, 2010, driven by lower purchases from the Class I railroad customers. Price increases for treating services increased one percent and volumes for utility poles decreased one percent. With respect to other products, lower creosote volumes of one percent in the U.S. were realized.

Cost of sales as a percentage of net sales was 85 percent for the year ended December 31, 2010 as compared to 84 percent for the year ended December 31, 2009. Overall, cost of sales increased by $108.5 million when compared to the prior year period due primarily to higher CM&C sales volumes.

Depreciation and amortization for the year ended December 31, 2010 was $3.3 million higher when compared to the prior year period due to an impairment charge of $1.8 million in 2010 related to a wood treating plant and incremental depreciation from the Koppers Netherlands acquisition.

Selling, general and administrative expenses for the year ended December 31, 2010 were $5.2 million higher when compared to the prior year period due primarily to higher stock based compensation expense and higher management incentive.

Interest expense for the year ended December 31, 2010 was $9.2 million lower when compared to the prior year period due primarily to lower average borrowings and lower borrowing costs as compared to the prior period. Lower average borrowings resulted from the use of operating cash flow to reduce debt and lower borrowing costs resulted from the refinancing of long-term debt in the fourth quarter of 2009 at a lower interest rate of 7 7/8 percent.

Loss on the extinguishment of debt was $22.4 million in 2009 and resulted from the tender offer and call of the 9 7/8 Senior Discount Notes due 2014 (the “Senior Discount Notes”) and the call of the Koppers Inc. 9 7/8% Senior Secured Notes due 2013 (“Senior Secured Notes”).

Income taxes for the year ended December 31, 2010 were $15.3 million higher when compared to the prior year period due primarily to the increase in pretax income of $38.3 million as compared to the prior year. Our effective income tax rate for the year ended December 31, 2010 was 39.5 percent as compared to the prior year period of 38.8 percent.

For the year ended December 31, 2009, although we had book income before taxes of $35.5 million, we incurred a U.S. taxable loss, for federal purposes, of $58.4 million due to the refinancing of the Senior Discount Notes. This taxable loss occurred due to the ability to deduct accrued but unpaid interest on the Senior Discount Notes for which we had previously provided deferred tax. As a result we recorded an income tax receivable of $37.1 million as of December 31, 2009 to reflect the anticipated refunds of federal and state income taxes paid in 2009 and 2008.

Segment Results

Segment operating profit for the years ended December 31, 2010 and 2009 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2010	2009
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$77.6	$58.5	+33%
Railroad & Utility Products	23.0	38.2	-40%
Corporate	(1.6)	(1.8)	-11%

	$99.0	$94.9	+4%

Operating profit as a percentage of segment net sales:
Carbon Materials & Chemicals	9.8%	8.9%	+0.9%
Railroad & Utility Products	5.1%	8.1%	-3.0%

	7.9%	8.4%	-0.5%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2010	2009
(Dollars in millions)
Net sales:
North America	$306.5	$270.4	+13%
Europe	230.0	179.4	+28%
Australia	148.5	145.7	+2%
China	116.2	78.6	+48%
Intrasegment	(5.6)	(18.9)	-70%

	$795.6	$655.2	+21%

Operating profit:
North America	$37.1	$18.3	+103%
Europe	26.6	19.8	+34%
Australia	15.0	14.5	+3%
China	(1.1)	5.9	-119%

	$77.6	$58.5	+33%

North American CM&C sales increased by $36.1 million due primarily to higher volumes and prices for phthalic anhydride totaling $26.0 million combined with higher volumes for pitch and refined tar totaling $15.5 million, partially offset by lower pricing for pitch of $8.3 million. Operating profit as a percentage of net sales increased to 12 percent from seven percent for the prior year reflecting the impact of higher volumes of refined tar coupled with higher volumes and prices for phthalic anhydride.

European CM&C sales increased by $50.6 million due primarily to the acquisition in the Netherlands of $48.4 million and higher prices for carbon black feedstock of $10.6 million, partially offset by lower prices for carbon pitch totaling $8.8 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $6.2 million. Operating profit as a percentage of net sales increased to 12 percent from 11 percent in the prior year.

Australian CM&C sales increased by $2.8 million as lower prices for carbon pitch totaling $13.0 million and lower freight costs of $6.6 million were more than offset by currency exchange rate changes resulting in an increase in sales of $20.0 million. Operating profit as a percentage of net sales was flat at ten percent for both years.

Chinese CM&C sales increased by $37.6 million due primarily to higher volumes of carbon pitch totaling $29.8 million and higher pricing for carbon black feedstock and naphthalene totaling $9.2 million. Chinese operations incurred an operating loss of $1.1 million compared to operating profit as a percentage of net sales of eight percent for the prior year. The 2010 operating loss was due to lower pricing for carbon pitch exports to the Middle East combined with higher tar costs in China.

Railroad & Utility Products sales for the twelve months ended December 31, 2010 decreased by $19.3 million as compared to the prior period due primarily to lower sales volumes and prices for untreated crossties of $13.1 million and lower volumes for utility poles totaling $7.1 million. Operating profit as a percentage of net sales decreased to five percent from eight percent in the prior year as a result of lower capacity utilization, impairment and related charges totaling $2.2 million, and a legal settlement for $3.0 million.

Koppers Holdings Inc.    2010 Annual Report

Results of Operations – Comparison of Years Ended December 31, 2009 and December 31, 2008

Consolidated Results

Net sales for the years ended December 31, 2009 and 2008 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$655.2	$892.0	-27%
Railroad & Utility Products	469.2	472.8	-1%

	$1,124.4	$1,364.8	-18%

CM&C net sales decreased by $236.8 million or 27 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+2%	-11%	-1%	-10%
Distillates(b)	-2%	-3%	0%	-5%
Coal Tar Chemicals(c)	-3%	-2%	0%	-5%
Other(d)	-1%	-4%	-2%	-7%

Total CM&C	-4%	-20%	-3%	-27%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

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

R&UP net sales decreased by $3.6 million or one percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	-4%	0%	-2%
TSO Crossties(b)	+1%	+1%	0%	+2%
Distribution Poles	0%	-2%	-1%	-3%
Other(c)	+4%	-2%	0%	+2%

Total R&UP	+7%	-7%	-1%	-1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled two and three percent, respectively for the year ended December 31, 2009. Offsetting the volume increase in untreated crossties was a decrease of six percent in treated railroad crossties sales, as volume reductions for sales to commercial customers offset volume increases for the Class I railroads. With respect to other products, higher creosote prices of three percent in the U.S. were realized.

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

Operating profit as a percentage of segment net sales:
Carbon Materials & Chemicals	8.9%	12.1%	-3.2%
Railroad & Utility Products	8.1%	5.1%	+3.0%

	8.4%	9.5%	-1.1%

Koppers Holdings Inc.    2010 Annual Report

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

Cash Flow

Net cash provided by operating activities was $105.3 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of $112.3 million for the year ended December 31, 2009. Net cash flows from operating activities decreased by approximately $7 million between periods due to changes in working capital.

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

Net cash used in investing activities was $63.4 million for the year ended December 31, 2010 as compared to net cash used in investing activities of $20.8 million for the year ended December 31, 2009. Increased capital spending was $11.9 million in 2010 and acquisition expenditures in 2010 primarily represent the acquisition of Koppers Netherlands and the rail joint bar business of Portec Rail Products Inc.

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

Net cash used in financing activities was $64.3 million for the year ended December 31, 2010 as compared to net cash used in financing activities of $96.9 million for the year ended December 31, 2009. Net repayments of debt totaled $40.0 million in the year ended December 31, 2010 and was funded from operating cash flow.

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

Dividends paid were $23.1 million for the year ended December 31, 2010 as compared to dividends paid of $18.0 million for the year ended December 31, 2009. Dividends totaling $18.0 million in both periods reflect an annual dividend rate of 88 cents per common share. For the year ended December 31, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

Liquidity and Capital Resources

Indebtedness as of December 31, 2010

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

Koppers Holdings Inc.    2010 Annual Report

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2010 the basket totaled $162.1 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.”

The ability of Koppers Inc. to pay dividends to us, and our ability to pay dividends to our shareholders, is also restricted by Pennsylvania law. Under Pennsylvania law, a corporation has the power, subject to restrictions in its bylaws, to pay dividends or make other distributions to its shareholders unless, after giving effect thereto, (1) the corporation would not be able to pay its debts as they become due in the usual course of business or (2) the corporation’s assets would be less than the sum of its total liabilities plus (unless otherwise provided in its articles) the amount that would be needed upon the dissolution of the corporation to satisfy the preferential rights, if any, of the shareholders having superior preferential rights to the shareholders receiving the distribution. In determining whether a particular level of dividends is permitted under Pennsylvania law, the board of directors may base its conclusion on one or more of the following: the book values of the assets and liabilities of the company as reflected on its books and records; a valuation that takes into consideration unrealized appreciation, depreciation or other changes in value of the assets and liabilities of the company; the current value of the assets and liabilities of the company either valued separately or valued in segments or as an entirety as a going concern; or any other method that is reasonable in the circumstances. Our bylaws and articles and those of Koppers Inc. contain no restrictions regarding dividends.

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2010, the Company had $252.4 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2010, $13.4 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2010 (dollars in millions):

Cash and cash equivalents	$35.3
Amount available under revolving credit facility	252.4
Amount available under other credit facilities	14.9

Total estimated liquidity	$302.6

Our estimated liquidity was $230.2 million at December 31, 2009. The increase in estimated liquidity from that date is due primarily to an increase in availability under the revolving credit facility due to a decrease in borrowing of $40.0 million under the revolving credit facility and other covenant restrictions.

As of December 31, 2010, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2011, excluding acquisitions, are expected to total approximately $32 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Monessen for the year ended December 31, 2008 have not been restated in the consolidated statement of cash flows. Excluding cash proceeds from the sales of Monessen, the net cash inflows of discontinued operations totaled $0.7 million for the year ended December 31, 2008.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2010. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Later years
(in millions)
Long-term debt (including accretion)	$301.1	$1.0	$0.1	$0.0	$300.0
Interest on debt	210.7	23.6	47.3	47.3	92.5
Operating leases	119.2	35.6	45.7	14.3	23.6
Purchase commitments(1)	1,666.9	350.9	463.1	376.2	476.7

Total contractual cash obligations	$2,297.9	$411.1	$556.2	$437.8	$892.8

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $14 million in 2011. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 15 of the Consolidated Financial Statements.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2010. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Later years
(in millions)
Lines of credit (unused)	$267.3	$14.9	$252.4	$0.0	$0.0
Standby letters of credit	13.4	13.4	0.0	0.0	0.0

Total other commercial commitments	$280.7	$28.3	$252.4	$0.0	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2010 was 2.3.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at December 31, 2010 was 2.31.

Koppers Holdings Inc.    2010 Annual Report

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at December 31, 2010 was 0.00.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2010, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2010, 2009 and 2008, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $11.5 million, $24.0 million and $(28.5) million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(2.3) million, $(1.9) million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on our financial results.

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

Inventories. In the United States, CM&C and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59 percent of the FIFO inventory value at December 31, 2010 and 2009.

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

Deferred Tax Assets. At December 31, 2010 our balance sheet included $64.7 million of deferred tax assets, net of an $11.4 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

Litigation and Contingencies. We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Because such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

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

Koppers Holdings Inc.    2010 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2010 and 2009. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed variable rate debt and the ability to incur variable rate debt under the Koppers Inc.credit agreement.

At December 31, 2010 we had $296.4 million of fixed rate debt and at December 31, 2009, we had $295.3 million of fixed rate debt and $40.0 million of variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2009 was approximately 12 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2010 and 2009 would have increased the unrealized fair market value of the fixed rate debt by approximately $25.6 million and $21.7 million, respectively.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2010 and 2009, would be reductions of approximately $4.4 million and $2.8 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2010 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2010. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 45.

February 22, 2011

/s/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/s/    LEROY M. BALL

Leroy M. Ball

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 22, 2011

Koppers Holdings Inc.    2010 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Koppers Holdings Inc. and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 22, 2011

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions, except share amounts)
Net sales	$1,245.5	$1,124.4	$1,364.8
Cost of sales (excluding items below)	1,055.1	946.6	1,140.0
Depreciation and amortization	28.1	24.8	30.0
Selling, general and administrative expenses	63.3	58.1	64.6

Operating profit	99.0	94.9	130.2
Other income (loss)	1.9	(0.7)	1.2
Interest expense	27.1	36.3	42.6
Loss (gain) on extinguishment of debt	0.0	22.4	(1.2)

Income before income taxes	73.8	35.5	90.0
Income taxes	29.1	13.8	41.6

Income from continuing operations	44.7	21.7	48.4
Income from discontinued operations, net of tax benefit of $3.0	0.0	0.0	4.4
Loss on sale of Koppers Arch, net of tax benefit of $0.1	(0.2)	0.0	0.0
(Loss) gain on sale of Monessen, net of tax (benefit) expense of $(0.2) and $50.4	0.0	(0.3)	85.9

Net income	44.5	21.4	138.7
Net income attributable to noncontrolling interests	0.4	2.6	0.7

Net income attributable to Koppers	$44.1	$18.8	$138.0

Earnings (loss) per common share:
Basic —
Continuing operations	$2.15	$0.93	$2.31
Discontinued operations	(0.01)	(0.01)	4.37

Earnings per basic common share	$2.14	$0.92	$6.68

Diluted —
Continuing operations	$2.14	$0.92	$2.30
Discontinued operations	(0.01)	(0.01)	4.35

Earnings per diluted common share	$2.13	$0.91	$6.65

Weighted average common shares outstanding (in thousands):
Basic	20,543	20,446	20,651
Diluted	20,676	20,561	20,767
Dividends declared per common share	$0.88	$0.88	$0.88

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Net income	$44.5	$21.4	$138.7
Changes in other comprehensive income (loss):
Currency translation adjustment	11.5	24.0	(28.5)
Unrecognized pension transition asset, net of tax of $(0.1), $(0.1) and $(0.1)	(0.2)	(0.2)	(0.3)
Unrecognized pension prior service cost, net of tax of $0.1, $0.0 and $(0.1)	0.2	(0.1)	(0.1)
Unrecognized pension net (loss) gain, net of tax of ($0.6), $2.5 and $(19.4)	(0.7)	1.9	(30.5)

Total comprehensive income	55.3	47.0	79.3
Comprehensive income attributable to noncontrolling interests	0.7	3.5	1.3

Comprehensive income attributable to Koppers	$54.6	$43.5	$78.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2010 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
(Dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$35.3	$58.4
Short-term investments	0.0	4.4
Accounts receivable, net of allowance of $0.1 and $0.5	128.9	102.5
Income tax receivable	11.9	37.1
Inventories, net	165.4	152.7
Deferred tax assets	5.9	8.5
Other current assets	23.0	17.4

Total current assets	370.4	381.0
Equity in non-consolidated investments	4.7	4.7
Property, plant and equipment, net	168.2	149.3
Goodwill	72.1	61.6
Deferred tax assets	26.1	25.9
Other assets	27.7	21.9

Total assets	$669.2	$644.4

Liabilities
Accounts payable	$87.9	$67.3
Accrued liabilities	55.4	54.8
Dividends payable	5.1	9.5
Short-term debt and current portion of long-term debt	1.0	0.2

Total current liabilities	149.4	131.8
Long-term debt	295.4	335.1
Accrued postretirement benefits	86.1	81.9
Other long-term liabilities	38.4	40.8

Total liabilities	569.3	589.6
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,278,480 and 21,124,212 shares issued	0.2	0.2
Additional paid-in capital	137.0	127.2
Retained deficit	(11.7)	(37.3)
Accumulated other comprehensive loss	(12.3)	(22.7)
Treasury stock, at cost; 700,203 and 669,340 shares	(24.5)	(23.6)

Total Koppers stockholders’ equity	88.7	43.8

Noncontrolling interests	11.2	11.0

Total equity	99.9	54.8

Total liabilities and equity	$669.2	$644.4

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Cash provided by (used in) operating activities
Net income	$44.5	$21.4	$138.7
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	28.1	26.6	31.7
Loss (gain) on extinguishment of debt	0.0	22.4	(1.2)
(Gain) loss on sale of assets	(1.0)	0.6	(139.5)
Deferred income taxes	5.0	22.9	13.0
Non-cash interest expense	1.7	16.4	17.1
Equity income of affiliated companies, net of dividends received	0.0	2.0	0.8
Change in other liabilities	(2.5)	6.8	0.0
Stock-based compensation	3.3	2.5	3.7
Other	0.8	0.6	1.6
(Increase) decrease in working capital:
Accounts receivable	(19.1)	16.1	18.9
Inventories	8.2	31.5	(15.1)
Accounts payable	9.7	(16.8)	(16.8)
Accrued liabilities and other working capital	26.6	(40.7)	(1.0)

Net cash provided by operating activities	105.3	112.3	51.9
Cash provided by (used in) investing activities
Capital expenditures	(29.9)	(18.0)	(37.1)
Acquisitions, net of cash acquired	(35.5)	(2.2)	(2.9)
Net cash proceeds (payments) from divestitures and asset sales	2.0	(0.6)	160.7

Net cash (used in) provided by investing activities	(63.4)	(20.8)	120.7
Cash provided by (used in) financing activities
Borrowings of revolving credit	152.1	190.0	203.7
Repayments of revolving credit	(192.1)	(150.0)	(225.0)
Borrowings on long-term debt	0.0	294.9	0.0
Repayments on long-term debt	(0.2)	(405.7)	(62.0)
Issuances of Common Stock	0.1	0.0	0.6
Repurchases of Common Stock	(0.9)	0.0	(21.3)
Excess tax benefit from employee stock plans	0.2	0.0	0.8
Payment of deferred financing costs	(0.4)	(8.1)	(2.7)
Dividends paid	(23.1)	(18.0)	(17.2)

Net cash used in financing activities	(64.3)	(96.9)	(123.1)
Effect of exchange rates on cash	(0.7)	0.7	(0.8)

Net (decrease) increase in cash and cash equivalents	(23.1)	(4.7)	48.7
Add: Cash of assets held for sale at beginning of year	0.0	0.0	0.6
Less: Cash of assets held for sale at end of year	0.0	0.0	0.0
Cash and cash equivalents at beginning of year	58.4	63.1	13.8

Cash and cash equivalents at end of year	$35.3	$58.4	$63.1

Supplemental disclosure of cash flows information:
Cash paid (refunded) during the year for:
Interest	$25.5	$19.8	$24.2
Income taxes	(3.9)	26.1	74.0
Noncash investing and financing activities:
Capital leases	0.1	0.0	0.5

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2010 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0

Common Stock
Balance at beginning and end of year	0.2	0.2	0.2

Additional paid-in capital
Balance at beginning of year	127.2	126.6	124.4
Employee stock plans	9.8	0.6	2.2

Balance at end of year	137.0	127.2	126.6

Receivable from Director
Balance at beginning of year	0.0	0.0	(0.6)
Repayment	0.0	0.0	0.6

Balance at end of year	0.0	0.0	0.0

Retained deficit
Balance at beginning of year	(37.3)	(37.8)	(157.6)
Net income attributable to Koppers	44.1	18.8	138.0
Common Stock dividends	(18.5)	(18.3)	(18.2)

Balance at end of year	(11.7)	(37.3)	(37.8)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	20.6	(2.5)	26.6
Change in currency translation adjustment	11.1	23.1	(29.1)

Balance at end of year	31.7	20.6	(2.5)
Unrecognized pension transition asset:
Balance at beginning of year	0.7	0.9	1.2
Change in unrecognized pension asset, net of tax	(0.2)	(0.2)	(0.3)

Balance at end of year	0.5	0.7	0.9
Unrecognized pension prior service cost:
Balance at beginning of year	(0.5)	(0.4)	(0.3)
Change in unrecognized pension prior service cost, net of tax	0.2	(0.1)	(0.1)

Balance at end of year	(0.3)	(0.5)	(0.4)
Unrecognized pension net loss:
Balance at beginning of year	(43.5)	(45.4)	(14.9)
Change in unrecognized pension net loss, net of tax	(0.7)	1.9	(30.5)

Balance at end of year	(44.2)	(43.5)	(45.4)

Total balance at end of year	(12.3)	(22.7)	(47.4)

Treasury stock
Balance at beginning of year	(23.6)	(23.6)	(2.3)
Purchases	(0.9)	0.0	(21.3)

Balance at end of year	(24.5)	(23.6)	(23.6)

Total Koppers stockholders’ equity – end of year	88.7	43.8	18.0

Noncontrolling interests
Balance at beginning of year	11.0	8.0	9.4
Net income attributable to noncontrolling interests	0.4	2.6	0.7
Dividends to noncontrolling interests	(0.6)	(0.5)	(2.7)
Currency translation adjustment	0.4	0.9	0.6

Balance at end of year	11.2	11.0	8.0

Total equity – end of year	$99.9	$54.8	$26.0

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s revolving credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

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

The Company’s Railroad & Utility Products segment sells treated and untreated wood products, rail joint bars and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also produces concrete crossties through a joint venture.

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations.

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Amounts credited (charged) to cumulative translation adjustments for intercompany loans totaled $7.2 million in 2010, $12.7 million in 2009 and $(12.0) million in 2008.

Koppers Holdings Inc.    2010 Annual Report

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction (losses) gains were $(2.3) million, $(1.9) million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2010, 2009 and 2008 amounted to $106.4 million, $119.1 million and $98.9 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.1 million in 2010, $2.0 million in 2009 and $2.8 million in 2008.

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

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59 percent and 63 percent of the FIFO inventory value at December 31, 2010 and 2009, respectively.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2010 and 2009 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2010 and 2009, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2010	2009
(Dollars in millions)
Self-insured liabilities at beginning of year	$12.1	$11.9
Expense	2.5	3.2
Reversal of self-insured liabilities	(4.5)	(1.6)
Cash expenditures	(2.2)	(1.4)

Self-insured liabilities at end of year	$7.9	$12.1

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

During 2004, the Company entered into an interest rate swap agreement to convert the fixed rate on a portion ($50.0 million) of Koppers Inc.’s Senior Secured Notes to a floating rate based on six-month LIBOR rates plus a specified spread. On October 15, 2009 and concurrent with the redemption of the Senior Secured Notes, the swap was terminated which resulted in a gain of $1.6 million. The swap agreement required semiannual cash settlements of interest paid or received. The differential between the interest paid or interest received from semi-annual settlements were recorded as an adjustment to interest expense. The effect of the swap for the year ended December 31, 2009, including the gain on termination, was a decrease in interest expense of approximately $2.3 million. For the year ended December 31, 2008, the effect of the swap decreased interest expense by approximately $0.3 million.

The swap hedged the Company’s exposure related to changes in interest rates on the fair value of the Company’s fixed rate debt. The swap was accounted for as a fair value hedge and has been determined to have no ineffectiveness as the critical terms of the swap were aligned with the hedged item. Any changes in the fair value of the swap were offset by an equal and opposite change in the fair value of the hedged item; therefore there was no net impact on reported earnings.

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

Koppers Holdings Inc.    2010 Annual Report

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2010 and 2009:

	2010	2009
(Dollars in millions)
Asset retirement obligation at beginning of year	$16.6	$16.2
Accretion expense	1.3	1.2
Revision in estimated cash flows	1.5	0.6
Cash expenditures	(2.4)	(1.6)
Acquisitions	0.3	0.0
Currency translation	(0.3)	0.2

Asset retirement obligation at end of year	$17.0	$16.6

Litigation & contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Other current assets – Included in other current assets are prepaid expenses totaling $7.6 million and $5.0 million at December 31, 2010 and December 31, 2009, respectively.

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2010 and 2009:

	2010	2009
(Dollars in millions)
Deferred revenue at beginning of year	$6.7	$7.5
Deferred revenue for sales of extended warranties	0.0	0.3
Revenue earned	(1.0)	(1.1)

Deferred revenue at end of year	$5.7	$6.7

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

Reclassifications – Dividends to noncontrolling shareholders of $5.0 million was reclassified from accured liabilities to dividends payable in the consolidated balance sheet as of December 31, 2009.

3. Business Acquisitions

Koppers Netherlands – On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”), a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. Concurrent with the acquisition, the Company entered into a long-term tar supply agreement with Corus Staal, who supplies the majority of the Uithoorn plant’s raw material requirements. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets. Cindu was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”).

The acquired company contributed revenues of $48.4 million and operating profit of $0.8 million for the year ended December 31, 2010. Depreciation and amortization associated with Koppers Netherlands totaled $1.2 million for the year ended December 31, 2010.

The acquisition was funded with cash on hand and the acquisition price was $21.6 million. The identifiable assets acquired and liabilities assumed upon the acquisition of Koppers Netherlands are shown in the table below.

March 1, 2010
(Dollars in millions)
Cash and cash equivalents	$2.1
Accounts receivable	6.5
Inventory	7.1
Other current assets	2.8
Property, plant and equipment	8.7
Intangibles	4.4
Goodwill	6.1

Total assets acquired	37.7
Accounts payable	9.8
Accrued liabilities	3.0
Long-term debt	0.6
Deferred tax liability	2.2
Long-term liabilities	0.5

Net assets acquired	$21.6

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $6.1 million was allocated to the Carbon Materials & Chemicals segment and is not deductible for income tax purposes under Dutch law. Net assets acquired included intangible assets with respect to a coal tar supply agreement of $2.9 million and customer relationships of $0.7 million which will be amortized over a period of ten years and a favorable lease agreement of $0.8 million which will be amortized over a period of three years. The intangible assets other than goodwill are classified in other assets in the consolidated balance sheet. Acquisition expenses were $1.8 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively, and are charged to selling, general and administrative expenses.

Portec – On December 22, 2010, the Company acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia. The purchase price was cash of $10.1 million and an estimated working capital adjustment payable of $0.6 million. The preliminary allocation of purchase price to acquired assets consisted of inventory totaling $7.1 million, plant and equipment totaling $2.3 million and intangible assets consisting primarily of customer relationships totaling $1.3 million.

Other acquisitions – On October 31, 2010, the Company acquired the midwestern United States refined tar business of Stella Jones Inc. for cash of $5.8 million. The preliminary allocation of purchase price to acquired assets consisted of inventory totaling $1.6 million and intangible assets consisting primarily of customer relationships totaling $1.7 million and tax deductible goodwill of $2.5 million. The goodwill is allocated to the Carbon Materials and Chemicals segment.

Pro-forma information – The consolidated pro forma results of operations if the acquisitions had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $1,280.4 million and operating profit of $100.1 million for the year ended December 31, 2010. The consolidated pro forma results of operations if the acquisitions had been completed as of the beginning of the year in 2009 would have been revenues of $1,191.9 million and operating profit of $91.0 million for the year ended December 31, 2009.

4. Business Dispositions

Sale of Koppers Monessen Partners LP

On October 1, 2008, Koppers Inc. and a limited partner sold Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.0 million. Net cash proceeds, after deduction for the limited partner interest, taxes and transaction costs, were approximately $100 million. The Company recognized an after-tax gain of

Koppers Holdings Inc.    2010 Annual Report

$85.9 million in 2008 and an after-tax loss of $0.3 million in 2009, the latter representing purchase price adjustments. Monessen is a metallurgical furnace coke facility that was 95 percent-owned by Koppers Inc. (which served as the general partner) and five percent-owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and earnings per share. Monessen was part of the Carbon Materials & Chemicals business segment.

Net sales and operating profit from discontinued operations for the year ended December 31, 2008 consist of the following amounts:

Year Ended December 31,
2008
(Dollars in millions)
Net sales	$50.2
Operating profit	1.4
Diluted earnings per common share:
Income from discontinued operations	$0.21
Gain on sale of Koppers Arch	0.0
Gain on sale of Monessen	4.14

Earnings per common share – discontinued operations	$4.35

5. Earnings and Dividends per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of nonvested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities and performance restricted stock units that have not met vesting criteria are excluded from the computation of diluted earnings per common share.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$44.1	$18.8	$138.0
Less: discontinued operations	(0.2)	(0.3)	90.3

Income from continuing operations attributable to Koppers	$44.3	$19.1	$47.7

Weighted average common shares outstanding:
Basic	20,543	20,446	20,651
Effect of dilutive securities	133	115	116

Diluted	20,676	20,561	20,767

Earnings per common share – continuing operations:
Basic earnings per common share	$2.15	$0.93	$2.31
Diluted earnings per common share	2.14	0.92	2.30

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	154	103	97

On February 2, 2011, the board of directors declared a quarterly dividend of 22 cents per common share, payable on April 8, 2011 to shareholders of record as of February 14, 2011.

6. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units vest upon the attainment of the applicable performance objective at the end of a three-year period for some awards and at the end of a three year service period, provided that the applicable performance objective is attached over a two year period for other awards. The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2007 vested at 140 percent of target in March 2010 and resulted in a grant of 28,060 performance stock units above target.

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

Restricted stock units that vest immediately are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to members of management in connection with employee compensation.

Compensation expense for nonvested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying common stock on the date of grant.

The following table shows a summary of the performance stock units as of December 31, 2010:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2008 – 2010	0	46,378	69,567
2009 – 2011	0	137,144	205,716
2010 – 2011	0	68,457	102,686

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2010:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2009	112,387	256,138	368,525	$22.50
Granted	55,244	68,457	123,701	$27.99
Credited from dividends	3,463	7,651	11,114	$23.16
Performance share adjustment	0	28,060	28,060	$25.75
Vested	(47,576)	(98,197)	(145,773)	$25.98
Forfeited	(2,121)	(5,107)	(7,228)	$17.51

Nonvested at December 31, 2010	121,397	257,002	378,399	$23.31

Stock options to executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than

Koppers Holdings Inc.    2010 Annual Report

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2010:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	246,016	$23.30
Granted	61,460	$27.77
Exercised	(8,495)	$15.26		$0.1
Forfeited	(7,390)	$17.25

Outstanding at December 31, 2010	291,591	$24.63	7.69	$3.4

Exercisable at December 31, 2010	62,351	$30.73	5.67	$0.3

Total stock-based compensation expense recognized for the three years ended December 31, 2010 is as follows:

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.3	$2.5	$3.7
Less related income tax benefit	1.3	1.0	1.5

Decrease in net income attributable to Koppers	$2.0	$1.5	$2.2

As of December 31, 2010, total future compensation expense related to non-vested stock-based compensation arrangements totaled $3.8 million and the weighted-average period over which this expense is expected to be recognized is approximately 21 months.

7. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in millions)
Current:
Federal	$10.0	$(21.1)	$13.2
State	0.4	0.1	0.8
Foreign	13.7	11.9	16.9

Total current tax provision (benefit)	24.1	(9.1)	30.9
Deferred:
Federal	4.1	22.7	11.8
State	0.3	(0.7)	0.6
Foreign	0.6	0.9	(1.7)

Total deferred tax provision	5.0	22.9	10.7

Total income tax provision	$29.1	$13.8	$41.6

Income before income taxes for 2010, 2009 and 2008 included $48.7 million, $42.4 million and $53.3 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.7	(1.2)	1.0
Foreign earnings taxed at different rates	2.6	5.2	10.1
Domestic production activities deduction	(0.7)	0.0	(1.2)
Non-deductible fines and penalties	0.0	1.1	0.8
Deferred tax adjustments	0.0	(0.9)	0.0
Change in tax contingency reserves	0.2	0.3	1.0
Other	1.7	(0.7)	(0.5)

	39.5%	38.8%	46.2%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. For the year ended December 31, 2008, the Company provided deferred tax on 2008 unremitted earnings of its European subsidiaries. In 2010 and 2009, deferred taxes were not provided on unremitted European earnings as these earnings are permanently reinvested. At December 31, 2010 consolidated retained earnings of the Company included approximately $100 million of undistributed earnings from these investments.

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60 percent-owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50 percent reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on net income attributable to Koppers for the years ended December 31, 2008 was approximately $0.4 million. The tax holiday expired on January 1, 2009.

Koppers Holdings Inc.    2010 Annual Report

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax (benefit) provision included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(0.7) million, $2.4 million and $(19.6) million for the years ended December 31, 2010, 2009 and 2008, respectively.

The amount of income tax benefit included in stockholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $0.2 million, $0.0 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$30.9	$31.0
Reserves, including insurance, environmental and deferred revenue	12.0	11.6
Net operating loss benefit	10.6	9.7
Accrued employee compensation	8.6	4.2
Asset retirement obligations	4.9	5.0
Capital loss benefit	2.0	2.0
Book/tax inventory accounting differences	1.8	3.9
Excess tax basis on Koppers Australia assets	0.9	2.0
Other	4.4	3.2
Valuation allowance	(11.4)	(11.2)

Total deferred tax assets	64.7	61.4
Deferred tax liabilities:
Tax over book depreciation and amortization	23.1	16.5
Unremitted earnings of foreign subsidiaries	5.9	6.4
Tax/book inventory accounting differences	1.9	0.9
Other	4.3	3.2

Total deferred tax liabilities	35.2	27.0

Net deferred tax assets	$29.5	$34.4

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, the Company has recorded a valuation allowance of $9.4 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no benefit. The Company has a state net operating loss benefit of $9.9 million, which will expire from 2011 to 2030.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of December 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009	2008
(Dollars in millions)
Balance at beginning of year	$4.0	$4.0	$2.7
Additions based on tax provisions related to the current year	0.4	0.5	0.5
Additions for tax provisions of prior years	2.6	0.0	1.1
Reductions as a result of a lapse of the applicable statute of limitations	(0.5)	(0.5)	(0.3)

Balance at end of year	$6.5	$4.0	$4.0

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $0.1 million and $0.3 million, respectively, in interest and penalties. As of December 31, 2010 and 2009, the Company had accrued approximately $0.7 million for interest and penalties in both years.

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

The Company’s Railroad & Utility Products segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings.

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

Koppers Holdings Inc.    2010 Annual Report

Results of Segment Operations

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$795.6	$655.2	$892.0
Railroad & Utility Products	449.9	469.2	472.8

Total	$1,245.5	$1,124.4	$1,364.8

Intersegment revenues:
Carbon Materials & Chemicals	$97.2	$91.5	$72.4

Depreciation & amortization:
Carbon Materials & Chemicals	$18.7	$17.5	$22.7
Railroad & Utility Products	9.4	7.3	7.3

Total	$28.1	$24.8	$30.0

Operating profit:
Carbon Materials & Chemicals	$77.6	$58.5	$108.2
Railroad & Utility Products	23.0	38.2	24.3
Corporate(a)	(1.6)	(1.8)	(2.3)

Total	$99.0	$94.9	$130.2

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals(b)	$44.9	$10.7	$24.3
Railroad & Utility Products	20.2	8.5	13.8
Corporate	0.3	1.0	1.5

Total	$65.4	$20.2	$39.6

(a)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.
(b)	Excludes capital expenditures by Koppers Monessen, a discontinued operation, of $0.4 million in 2008.

Assets and Goodwill by Segment

	December 31,
	2010	2009
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$447.4	$402.2
Railroad & Utility Products	154.8	141.3

Segment assets	602.2	543.5
Cash & cash equivalents	8.5	13.1
Income tax receivable	11.9	37.1
Deferred taxes	27.1	30.1
Deferred financing costs	9.1	10.0
Deferred charges	4.0	4.0
Other	6.4	6.6

Total	$669.2	$644.4

Goodwill:
Carbon Materials & Chemicals	$69.6	$59.4
Railroad & Utility Products	2.5	2.2

Total	$72.1	$61.6

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2010	$672.5	$157.1
	2009	649.1	149.1
	2008	723.6	153.6
Australasia	2010	276.9	79.8
	2009	239.4	73.4
	2008	261.8	63.9
Europe	2010	194.0	35.8
	2009	144.1	14.9
	2008	223.7	15.2
Other countries	2010	102.1	0.0
	2009	91.8	0.0
	2008	155.7	0.0

Total	2010	$1,245.5	$272.7
	2009	$1,124.4	$237.4
	2008	$1,364.8	$232.7

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non U.S. countries totaled $573.0 million in 2010, $475.3 million in 2009 and $641.2 million in 2008. Revenues from one customer of the Carbon Materials & Chemicals segment and one customer from the Railroad & Utility Products segment represented approximately 11 percent each of the Company’s consolidated revenues in 2009.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$325.6	$302.9	$401.6
Creosote and carbon black feedstock	104.4	76.3	119.1
Phthalic anhydride	93.9	67.3	101.6
Naphthalene	68.0	49.8	56.9
Carbon black	50.6	45.4	64.8
Other products	153.1	113.5	148.0

	795.6	655.2	892.0
Railroad & Utility Products:
Railroad crossties	282.5	298.1	305.7
Utility poles	73.3	66.8	80.2
Creosote	57.9	60.6	42.4
Other products	36.2	43.7	44.5

	449.9	469.2	472.8

Total	$1,245.5	$1,124.4	$1,364.8

Koppers Holdings Inc.    2010 Annual Report

9. Inventories

Inventories as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
(Dollars in millions)
Raw materials	$107.6	$94.3
Work in process	7.6	8.3
Finished goods	95.0	94.9

	210.2	197.5
Less revaluation to LIFO	44.8	44.8

Net	$165.4	$152.7

For the year ended December 31, 2008 the Company recorded inventory lower of cost or market charges totaling $3.9 million. For the years ended December 31, 2009 and 2008, liquidations of LIFO inventories increased operating profit by $1.2 million and $0.1 million, respectively.

10. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) commenced operation of a new tar distillation facility in the Hebei Province of China. The Company holds a 30 percent investment in TKK. Equity in earnings (losses) and total dividends received for the three years ended December 31, 2010 were as follows:

	Equity Income (loss)	Dividends Received
(Dollars in millions)
2010	$0.0	$0.0
2009	(1.5)	0.5
2008	(0.6)	0.2

11. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
(Dollars in millions)
Land	$7.6	$7.5
Buildings	36.5	29.3
Machinery and equipment	605.5	491.0

	649.6	527.8
Less accumulated depreciation	481.4	378.5

Net	$168.2	$149.3

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $25.6 million, $22.8 million and $29.1 million, respectively. Included in depreciation expense for 2010 was an impairment charge, determined using a discounted cash flow method, of $1.8 million related to a Railroad and Utility Products segment’s wood treating plant in the United States. Included in depreciation expense for 2008 was an impairment charge of $3.7 million related to the CM&C segment’s glycerine refining plant in the United Kingdom.

12. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2010 and December 31, 2009 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2008	$56.6	$1.8	$58.4
Currency translation	2.8	0.4	3.2

Balance at December 31, 2009	59.4	2.2	61.6
Acquisitions	8.6	0.0	8.6
Currency translation	1.6	0.3	1.9

Balance at December 31, 2010	$69.6	$2.5	$72.1

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$13.2	$5.9	$7.3	$9.6	$5.3	$4.3
Supply contracts	2.8	0.2	2.6	0.0	0.0	0.0
Favorable lease agreements	0.8	0.2	0.6	0.0	0.0	0.0
Non-compete agreements	1.2	1.2	0.0	1.2	1.2	0.0

Total	$18.0	$7.5	$10.5	$10.8	$6.5	$4.3

In 2010, the gross carrying value of identifiable intangible assets increased by $7.4 million from acquisitions and decreased by $0.2 million due to foreign currency translation. In 2009 the gross carrying value of the Company’s intangible assets increased by $0.3 million due to foreign currency translation. The customer contracts and supply contracts have estimated useful lives of 10 years and the favorable lease agreements and non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $1.2 million, $0.8 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2011	$1.6
2012	1.6
2013	1.4
2014	1.3
2015	1.3

Koppers Holdings Inc.    2010 Annual Report

13. Debt

Debt at December 31, 2010 and December 31, 2009 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2010	2009
(Dollars in millions, except interest rates)
Revolving Credit Facility		2013	$0.0	$40.0
Senior Notes	7 7/8%	2019	295.3	295.0
Other debt, including capital leases	8%	Various	1.1	0.3

Total debt			296.4	335.3
Less short-term debt and current maturities of long-term debt			1.0	0.2

Long-term debt (excluding current portion)			$295.4	$335.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $1.3 million in 2010, $1.8 million in 2009 and $0.6 million in 2008 and are charged to interest expense. The weighted average interest rate on this borrowing was 2.49 percent at December 31, 2009.

As of December 31, 2010, the Company had $252.4 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2010, $13.4 million of commitments were utilized by outstanding letters of credit.

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

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year. On or after December 1, 2014, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 103.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value on December 1, 2017.

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

Loss on Extinguishment of Debt

All of the outstanding Koppers Inc. 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) were redeemed on October 15, 2009. The Senior Secured Notes were guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. The Senior Secured Notes were redeemed at a premium to principal value and accordingly, the Company realized a loss on extinguishment of debt totaling $9.2 million consisting of $6.1 million for bond premium and $3.1 million for the write-off of deferred financing costs in 2009.

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

All of the outstanding Koppers Holdings’ 9 7/8 percent Senior Discount Notes due 2014 (the “Senior Discount Notes”) were redeemed in December 2009 through a tender offer and call. The Senior Discount Notes had a principal amount $203.0 million. The Senior Discount Notes were redeemed at a premium to principal value and accordingly, the Company in 2009 realized a loss on extinguishment of debt totaling $13.2 million consisting of $10.0 million for bond premium, $2.6 million for the write-off of deferred financing costs and $0.6 million for bond tender expenses.

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $18.5 million in support of the Company’s 30-percent investment in TKK. The guarantee relates to bank debt incurred by TKK which matures in August 2011 and is expected to be refinanced.

Debt Maturities and Deferred Financing Costs

At December 31, 2010 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2011	$1.0
2012	0.1
2013	0.0
2014	0.0
2015	0.0
Thereafter	300.0

Total maturities	301.1
Future accretion on Senior Notes	(4.7)

Total debt	$296.4

Unamortized deferred financing costs (net of accumulated amortization of $2.1 million and $0.8 million at December 31, 2010 and 2009, respectively) were $9.1 million and $10.0 million at December 31, 2010 and 2009, respectively, and are included in other assets.

14. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2011	$35.6
2012	27.1
2013	18.6
2014	8.0
2015	6.3
Thereafter	23.6

Total	$119.2

Operating lease expense for 2010, 2009 and 2008 was $42.5 million, $41.5 million and $39.0 million, respectively.

Koppers Holdings Inc.    2010 Annual Report

15. Pensions and Post-retirement Benefit Plans

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

All qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including some plans for hourly employees, have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, a number of pension plans are subject to a “soft” freeze which precludes new employees from entering the defined benefit pension plans.

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

Expense related to defined contribution plans totaled $4.7 million, $2.5 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expense related to contributions to multi-employer pension plans totaled $0.7 million for the year ended December 31, 2010.

Net periodic pension costs for 2010, 2009 and 2008 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.1	$2.8	$3.1	$0.2	$0.2	$0.2
Interest cost	11.4	10.8	11.7	0.7	0.8	0.8
Expected return on plan assets	(9.9)	(8.5)	(13.1)	0.0	0.0	0.0
Amortization of prior service cost	0.2	0.2	0.2	(0.1)	(0.3)	(0.3)
Amortization of net loss	5.2	6.3	0.8	0.0	0.0	0.0
Amortization of transition asset	(0.3)	(0.3)	(0.4)	0.0	0.0	0.0
Settlements and curtailments	0.5	0.0	0.2	0.0	0.0	0.0

Net periodic benefit cost	$10.2	$11.3	$2.5	$0.8	$0.7	$0.7

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $0.1 million, $7.0 million and $(0.3) million, respectively, for all plans in 2011.

The change in the funded status of the pension and postretirement plans as of December 31, 2010 and December 31, 2009 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$201.9	$176.9	$13.6	$13.6
Service cost	3.1	2.8	0.2	0.2
Interest cost	11.4	10.8	0.7	0.8
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial (gains) losses	12.9	14.3	(0.5)	0.3
Plan amendments	0.0	0.0	0.0	0.0
Settlements	(2.4)	0.0	0.0	0.0
Curtailments	(1.1)	0.0	0.0	0.0
Currency translation	(0.7)	6.2	0.0	0.0
Benefits paid	(9.4)	(9.3)	(1.2)	(1.3)

Benefit obligation at end of year	215.9	201.9	12.8	13.6

Change in plan assets:
Fair value of plan assets at beginning of year	132.8	113.4	0.0	0.0
Actual return on plan assets	14.3	20.8	0.0	0.0
Employer contribution	6.3	2.1	1.2	1.3
Plan participants’ contributions	0.2	0.2	0.0	0.0
Settlements	(2.4)	0.0	0.0	0.0
Currency translation	(0.2)	5.6	0.0	0.0
Benefits paid	(9.4)	(9.3)	(1.2)	(1.3)

Fair value of plan assets at end of year	141.6	132.8	0.0	0.0

Funded status of the plan	$(74.3)	$(69.1)	$(12.8)	$(13.6)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.9	$0.9	$0.0	$0.0
Current liabilities	0.6	0.4	1.3	1.3
Noncurrent liabilities	74.6	69.6	11.5	12.3

Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$208.1	$193.3
Fair value of plan assets	132.9	123.3

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$201.6	$185.4
Fair value of plan assets	132.9	123.3

The measurement date for the U.S., Australian and United Kingdom pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2010 and 2009 was $209.4 million and $193.9 million, respectively.

Koppers Holdings Inc.    2010 Annual Report

Expected Contributions for the 2011 Fiscal Year

The expected contributions by the Company for 2011 are estimated to be $14.0 million for pension plans and $1.3 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2011	$11.3	$1.3
2012	11.0	1.3
2013	10.5	1.2
2014	11.4	1.2
2015	11.6	1.2
2016 – 2020	67.4	6.4

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.28%	5.89%	5.09%	5.74%
Expected return on plan assets	7.65	7.62
Rate of compensation increase	3.10	3.15
Initial medical trend rate			8.00	8.20

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

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.65 percent long-term rate of return on assets assumption.

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2010	2009
Equity securities	67%	69%
Debt securities	27	27
Other	6	4

	100%	100%

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

The investment valuation policy of the Company is to value investments at fair value. Most of the assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities are typically priced on a daily basis using the closing market price from the exchange the security is traded. Debt securities are typically priced on a daily basis by independent pricing services. The fair value of real estate investments are either priced through a listing on an exchange or are subject to periodic appraisals.

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$70.3	$0.0	$70.3
International equity securities	0.0	25.3	0.0	25.3
U.S. debt securities	0.0	18.5	0.0	18.5
International debt securities	0.0	19.3	0.0	19.3
Real estate and other investments	0.0	1.6	0.0	1.6
Cash and cash equivalents	0.0	6.6	0.0	6.6

	$0.0	$141.6	$0.0	$141.6

	As of December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$64.0	$0.0	$64.0
International equity securities	0.0	27.4	0.0	27.4
U.S. debt securities	0.0	17.8	0.0	17.8
International debt securities	0.0	17.7	0.0	17.7
Real estate and other investments	0.0	2.1	0.0	2.1
Cash and cash equivalents	0.0	3.8	0.0	3.8

	$0.0	$132.8	$0.0	$132.8

Koppers Holdings Inc.    2010 Annual Report

Health Care Cost Trend Rates

The 2010 initial health care cost trend rate is assumed to be eight percent and is assumed to decrease gradually to 4.5 percent in 2027 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.4	(0.4)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $5.0 million in 2010, $4.5 million in 2009 and $4.7 million in 2008.

16. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2010 are as follows:

	Year Ended December 31,
	2010	2009	2008
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0.0	0.0	0.0

Common Stock:
Balance at beginning of year	21,124	21,097	20,971
Issued for employee stock plans	154	27	126

Balance at end of year	21,278	21,124	21,097

Treasury Stock:
Balance at beginning of year	(669)	(669)	(145)
Shares repurchased	(31)	0	(524)

Balance at end of year	(700)	(669)	(669)

Common Stock

In February 2008, the board of directors approved a $75.0 million common stock repurchase program which expired in February 2010. During 2008, the Company repurchased $20.7 million of common stock under the program. There were no repurchases under the program in 2010 and 2009.

17. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$35.3	$35.3	$58.4	$58.4
Short-term investments	0.0	0.0	4.4	4.4
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$324.5	$296.4	$344.8	$335.3

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on life insurance policies. The cash surrender value asset is classified as Level 2 in the valuation hierarchy and is measured from values received from the insuring entity.

Long-term debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

18. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 120 plaintiffs in 67 cases pending as of December 31, 2010 as compared to 112 plaintiffs in 62 cases at December 31, 2009. As of December 31, 2010, there are a total of 63 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee and Illinois, and two cases pending in an Indiana state court.

The plaintiffs in all 67 pending cases seek to recover compensatory damages, while plaintiffs in 57 cases also seek to recover punitive damages. The plaintiffs in the 63 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Koppers Holdings Inc.    2010 Annual Report

cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. No trial dates have been set in any of these cases.

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 109 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. In addition to those Texas state court cases, Koppers Inc. is defending another state court case (Gonzalez) that is pending in the Circuit Court of Cook County, Illinois. The Gonzalez case initially involved 28 plaintiffs who allegedly worked or resided in Somerville, Texas. The court dismissed 23 of the Gonzalez plaintiffs’ claims. Twenty-two of those plantiffs filed an appeal, but the appeal has been dismissed for want of prosecution. The remaining five plaintiffs have voluntarily dismissed their claims. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

Currently, there are a total of 34 plaintiffs in the Moses cases. There are a total of ten plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. There are a total of 46 plaintiffs in the Hensen case, two of whom have claims pending against only the BNSF. The Davis case involves one plaintiff. There are a total of 24 plaintiffs in the Baade case.

No cases pending against Koppers Inc. have discovery completion dates or trial dates.

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

The first of these trials occurred in 2006 and, after an appeal, the court ultimately rendered a judgment in favor of Koppers Inc. In January 2010, the trial court granted summary judgment in favor of Koppers Inc. on all claims for the second trial plaintiff. A trial date was set for August 8, 2011 for the third trial plaintiff, but on August 5, 2010 the district court dismissed with prejudice that case as well as the next plaintiff after that who was scheduled to be tried. At this date no trial plaintiff has been selected for the next trial. On September 17, 2010, the Court ordered the parties to participate in mediation applicable for all of the Grenada cases, which was held on December 2, 2010.

Ellis Case – There are approximately 1,200 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed and no trial dates have been scheduled pending the completion of the trials for the remaining eight plaintiffs in the Beck case. On October 15, 2010, the Court granted the plaintiff’s motion to dismiss, with prejudice, nine of the Ellis claimants. Since then the Court has dismissed with prejudice an additional 69 claimants from either the Ellis or Beck litigation.

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

With respect to the state court case that was originally filed in Grenada County, the plaintiffs filed 104 individual complaints in Grenada County. After dismissals and other procedural and substantive motions, one case filed in Grenada County remains pending. The Mississippi Supreme Court recently affirmed the entry of summary judgment in favor of Koppers Inc. based on the state statute of limitations in 40 of the cases, and an appeal is pending on the entry of summary judgment and the dismissal of 18 additional plaintiffs. No trial dates have been set in any of these cases.

Counsel for the plaintiffs in the Grenada state and federal cases and counsel for the Company engaged in a mediation on December 2, 2010. As a result of the mediation, a tentative settlement agreement has been reached with respect to all outstanding state and federal cases, except one case pending in state court. The terms of the definitive agreement have not yet been finalized and some claims may not be dismissed. In light of this agreement, the Company has included a charge with respect to the state and federal litigation in its financial statements.

With respect to the one state court case excluded from the above agreement, the Company has not provided a reserve because at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although Koppers Inc. is vigorously defending this case, an unfavorable resolution of the case may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010. In April 2010, a class action complaint was filed in the United States District Court for the Northern District of Florida, by residents of Gainesville, Florida which named Koppers Inc., Beazer East and Cabot Corporation, Inc. as defendants. In October 2010, an amended class action complaint was filed which added the Company and Beazer Limited as defendants and dropped Cabot Corporation as a defendant. On December 6, 2010, the court denied class certification and on January 11, 2011 the plaintiffs’ filed a notice to voluntarily dismiss the case. This motion was granted on January 18, 2011. The plaintiffs had alleged that their property has been contaminated by various toxic substances.

In November 2010, another class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Aluchua County, Florida by residential real property owners located in neighborhoods adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Inc., Beazer East and several other parties as defendants. The complaint alleges

Koppers Holdings Inc.    2010 Annual Report

that chemicals and contaminants from the plant have contaminated plaintiffs’ properties, have caused property damage and have placed residents and owners of the properties at an elevated risk of exposure to the alleged chemicals. The complaint seeks damages for diminution in property values and injunctive relief. The case was removed to the United States District Court for the Northern District of Florida in December 2010, and plaintiffs have requested that the case be remanded back to state court.

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

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Year Ended December 31,
	2010	2009
(Dollars in millions)
Balance at beginning of year	$0.0	$0.0
Accrual of reserves	3.0	0.0

Balance at end of year	$3.0	$0.0

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

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. is also conducting an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company has provided a reserve for this matter totaling $0.8 million as of December 31, 2010.

Koppers Holdings Inc.    2010 Annual Report

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In July 2010, Koppers Inc. reached a final settlement of the fine with the PADEP and executed a consent order with the PADEP. Koppers Inc. also agreed to undertake certain engineering and capital improvements and agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton. Accordingly, Koppers Inc. has provided a reserve of $1.7 million related to the new sewer line and PADEP fine as of December 31, 2010. Koppers Inc. expects to complete construction of the sewer line in 2011.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $6.8 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.9 million at December 31, 2010.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. With respect to a closed facility in Thornton, Australia, the sale of the property was completed in March 2010 and the buyer assumed all remediation liability. Accordingly, the accrual for remediation at this site was reversed in 2010 and resulted in a decrease to cost of sales of $2.9 million. The Company has reserved $1.2 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Year Ended December 31,
	2010	2009
(Dollars in millions)
Balance at beginning of year	$10.7	$9.4
Expense	1.2	0.5
Reversal of reserves	(4.3)	0.0
Cash expenditures	(1.5)	(0.5)
Currency translation	0.5	1.3

Balance at end of year	$6.6	$10.7

19. Related Party Transactions

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

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2008. Clayton A. Sweeney, a Director and shareholder of the Company at the time, was also of counsel to Schnader Harrison Segal & Lewis LLP. In 2008, the Company paid a total of $0.1 million in legal fees to this firm.

20. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$274.3	$327.1	$336.3	$307.8	$1,245.5
Operating profit	16.8	32.8	33.5	15.9	99.0
Income from continuing operations	7.4	16.3	15.8	5.2	44.7
Net income	7.4	16.1	15.8	5.2	44.5
Net income attributable to Koppers	7.3	16.1	15.6	5.1	44.1
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.36	$0.79	$0.76	$0.24	$2.15
Discontinued operations	0.00	(0.01)	0.00	0.00	(0.01)

Earnings per basic common share	$0.36	$0.78	$0.76	$0.24	$2.14

Diluted –
Continuing operations	$0.36	$0.79	$0.75	$0.24	$2.14
Discontinued operations	0.00	(0.01)	0.00	0.00	(0.01)

Earnings per diluted common share	$0.36	$0.78	$0.75	$0.24	$2.13

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$33.32	$33.56	$27.19	$36.47	$36.47
Low	25.58	22.42	19.77	25.69	19.77

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$272.7	$291.6	$289.8	$270.3	$1,124.4
Operating profit	18.4	33.3	33.2	10.0	94.9
Income (loss) from continuing operations(a)	4.8	12.6	17.1	(12.8)	21.7
Net income (loss)(a)	4.6	12.5	17.1	(12.8)	21.4
Net income (loss) attributable to Koppers(a)	4.1	11.7	16.4	(13.4)	18.8
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.21	$0.57	$0.80	$(0.66)	$0.93
Discontinued operations	(0.01)	0.00	0.00	0.00	(0.01)

Earnings (loss) per basic common share	$0.20	$0.57	$0.80	$(0.66)	$0.92

Diluted –
Continuing operations	$0.21	$0.57	$0.80	$(0.66)	$0.92
Discontinued operations	(0.01)	0.00	0.00	0.00	(0.01)

Earnings (loss) per diluted common share	$0.20	$0.57	$0.80	$(0.66)	$0.91

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$22.47	$29.25	$33.47	$34.00	$34.00
Low	9.29	14.02	21.39	24.93	9.29

(a)	In the fourth quarter of 2009, the Company refinanced its Senior Secured Notes and Senior Discount Notes and incurred a loss on extinguishment of debt totaling $22.4 million.

Koppers Holdings Inc.    2010 Annual Report

21. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$517.3	$(38.8)	$1,245.5
Cost of sales including depreciation and amortization	0.0	657.7	19.1	432.0	(25.6)	1,083.2
Selling, general and administrative	1.6	32.2	3.3	26.2	0.0	63.3

Operating profit (loss)	(1.6)	31.3	23.4	59.1	(13.2)	99.0
Other income (expense)	45.0	0.2	(0.4)	2.1	(45.0)	1.9
Interest expense (income)	(0.2)	27.9	0.0	4.4	(5.0)	27.1
Income taxes	(0.5)	1.5	12.2	15.9	0.0	29.1

Income from continuing operations	44.1	2.1	10.8	40.9	(53.2)	44.7
Discontinued operations	0.0	(0.0)	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.6	$40.5	$(53.2)	$44.1

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$709.1	$33.0	$422.3	$(40.0)	$1,124.4
Cost of sales including depreciation and amortization	0.0	640.9	(3.7)	350.4	(16.2)	971.4
Selling, general and administrative	1.8	28.8	3.0	24.5	0.0	58.1

Operating profit (loss)	(1.8)	39.4	33.7	47.4	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	(0.9)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	0.0	4.1	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	12.3	0.0	13.8

Income from continuing operations	18.8	9.4	22.4	30.1	(59.0)	21.7
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	2.6	0.0	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$27.5	$(59.0)	$18.8

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$837.7	$46.1	$534.5	$(53.5)	$1,364.8
Cost of sales including depreciation and amortization	0.0	744.2	7.3	447.9	(29.4)	1,170.0
Selling, general and administrative	2.3	33.2	1.4	27.7	0.0	64.6

Operating profit (loss)	(2.3)	60.3	37.4	58.9	(24.1)	130.2
Other income (expense)	150.9	0.6	(0.4)	1.0	(150.9)	1.2
Interest expense (income)	17.5	26.9	0.0	6.4	(9.4)	41.4
Income taxes	(6.9)	12.0	21.6	14.9	0.0	41.6

Income from continuing operations	138.0	22.0	15.4	38.6	(165.6)	48.4
Discontinued operations	0.0	86.0	(0.1)	4.4	0.0	90.3
Noncontrolling interests	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$138.0	$108.0	$15.3	$42.3	$(165.6)	$138.0

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$26.9	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	460.9	107.2	(524.2)	140.8
Inventories, net	0.0	78.3	1.2	85.9	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	15.8	0.0	23.0

Total current assets	16.6	181.3	460.9	235.8	(524.2)	370.4
Equity investments	76.7	77.1	26.2	3.8	(179.1)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	73.5	0.0	168.2
Goodwill	0.0	39.5	0.0	32.6	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	4.5	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	6.2	(0.1)	27.7

Total assets	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$15.1	$104.5	$(524.2)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	27.4	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.9	0.0	1.0

Total current liabilities	4.6	486.3	49.9	132.8	(524.2)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	3.0	21.9	0.0	124.5

Total liabilities	4.6	881.3	52.9	154.7	(524.2)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.4	190.5	(179.2)	88.7
Noncontrolling interests	0.0	0.0	0.0	11.2	0.0	11.2

Total liabilities and equity	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

Koppers Holdings Inc.    2010 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$45.3	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	83.1	(516.7)	139.6
Inventories, net	0.0	78.9	0.0	74.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	10.3	(0.1)	17.4

Total current assets	36.3	230.0	414.6	217.1	(517.0)	381.0
Equity investments	12.7	77.2	14.8	3.4	(103.4)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	58.4	0.0	149.3
Goodwill	0.0	37.0	0.0	24.6	0.0	61.6
Deferred tax assets	0.0	68.2	(47.7)	5.4	0.0	25.9
Other noncurrent assets	0.0	19.6	0.0	2.2	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$99.3	$(516.7)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	30.4	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	129.7	(516.7)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	26.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	156.1	(516.7)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	144.0	(103.6)	43.8
Noncontrolling interests	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$311.1	$(620.3)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$15.9	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(30.4)	0.0	(65.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.8	0.0	2.0

Net cash (used in) investing activities	0.0	(34.8)	0.0	(28.6)	0.0	(63.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.2)	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.7)	0.0	(0.7)

Net increase (decrease) in cash and cash equivalents	(0.2)	(4.5)	0.0	(18.4)	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	0.0	$8.4	0.0	$26.9	0.0	$35.3

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$0.0	$22.5	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(15.0)	0.0	(5.2)	0.0	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(0.7)	0.0	0.1	0.0	(0.6)

Net cash (used in) investing activities	0.0	(15.7)	0.0	(5.1)	0.0	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	0.0	0.0	0.0	(70.8)
Deferred financing costs	0.0	(8.1)	0.0	0.0	0.0	(8.1)
Dividends paid	(18.0)	(232.7)	0.0	0.0	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	0.0	0.0	232.7	(96.9)
Effect of exchange rates on cash	0.0	(1.6)	0.0	2.3	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	0.0	19.7	0.0	(4.7)
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	25.6	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$0.0	$45.3	$0.0	$58.4

Koppers Holdings Inc.    2010 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$38.3	$14.7	$0.0	$37.3	$(38.4)	$51.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.8)	0.0	(15.2)	0.0	(40.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	158.4	0.0	2.3	0.0	160.7

Net cash (used in) investing activities	0.0	133.6	0.0	(12.9)	0.0	120.7
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(74.0)	0.0	(9.3)	0.0	(83.3)
Deferred financing costs	0.0	(2.7)	0.0	0.0	0.0	(2.7)
Dividends paid	(17.2)	(38.4)	0.0	0.0	38.4	(17.2)
Stock issued (repurchased)	(21.3)	1.4	0.0	0.0	0.0	(19.9)

Net cash provided by (used in) financing activities	(38.5)	(113.7)	0.0	(9.3)	38.4	(123.1)
Effect of exchange rates on cash	0.0	2.9	0.0	(3.7)	0.0	(0.8)

Net increase (decrease) in cash and cash equivalents	(0.2)	37.5	0.0	11.4	0.0	48.7
Add: Cash of assets held for sale at beginning of year	0.0	0.0	0.0	0.6	0.0	0.6
Less: Cash of assets held for sale at end of year	0.0	0.0	0.0	0.0	0.0	0.0
Cash and cash equivalents at beginning of year	0.2	0.0	0.0	13.6	0.0	13.8

Cash and cash equivalents at end of period	$0.0	$37.5	$0.0	$25.6	$0.0	$63.1

22. Subsidiary Guarantor Information for Shelf Registration

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$366.7	$156.1	$(44.3)	$1,245.5
Cost of sales including depreciation and amortization	0.0	657.7	19.3	295.2	140.4	(29.4)	1,083.2
Selling, general and administrative	1.6	32.2	3.3	19.5	6.7	0.0	63.3

Operating profit (loss)	(1.6)	31.3	23.2	52.0	9.0	(14.9)	99.0
Other income (expense)	45.0	0.2	(0.4)	1.7	0.4	(45.0)	1.9
Interest expense (income)	(0.2)	27.9	(0.1)	5.2	1.0	(6.7)	27.1
Income taxes	(0.5)	1.5	12.2	13.4	2.5	0.0	29.1

Income from continuing operations	44.1	2.1	10.7	35.1	5.9	(53.2)	44.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.5	$35.1	$5.5	$(53.2)	$44.1

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$709.1	$33.0	$355.6	$79.3	$(52.6)	$1,124.4
Cost of sales including depreciation and amortization	0.0	640.9	(3.7)	296.0	67.0	(28.8)	971.4
Selling, general and administrative	1.8	28.8	3.0	20.5	4.0	0.0	58.1

Operating profit (loss)	(1.8)	39.4	33.7	39.1	8.3	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	0.4	(1.3)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	0.0	4.2	(0.1)	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	10.1	2.2	0.0	13.8

Income from continuing operations	18.8	9.4	22.4	25.2	4.9	(59.0)	21.7
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	0.0	2.6	0.0	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$25.2	$2.3	$(59.0)	$18.8

Koppers Holdings Inc.    2010 Annual Report

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$837.7	$46.1	$478.5	$83.0	$(80.5)	$1,364.8
Cost of sales including depreciation and amortization	0.0	744.2	7.3	399.5	75.6	(56.6)	1,170.0
Selling, general and administrative	2.3	33.2	1.4	23.0	4.7	0.0	64.6

Operating profit (loss)	(2.3)	60.3	37.4	56.0	2.7	(23.9)	130.2
Other income (expense)	150.9	0.6	(0.4)	1.2	(0.2)	(150.9)	1.2
Interest expense (income)	17.5	26.9	0.0	6.4	0.0	(9.4)	41.4
Income taxes	(6.9)	12.0	21.6	14.5	0.4	0.0	41.6

Income from continuing operations	138.0	22.0	15.4	36.3	2.1	(165.4)	48.4
Discontinued operations	0.0	86.0	(0.1)	0.0	4.4	0.0	90.3
Noncontrolling interests	0.0	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$138.0	$108.0	$15.3	$36.3	$5.8	$(165.4)	$138.0

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	457.4	81.3	67.2	(562.0)	140.8
Inventories, net	0.0	78.3	1.2	71.3	14.6	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	8.8	7.0	0.0	23.0

Total current assets	16.6	181.3	457.4	176.1	101.0	(562.0)	370.4
Equity investments	76.7	77.1	26.2	19.4	13.7	(208.4)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	46.9	26.6	0.0	168.2
Goodwill	0.0	39.5	0.0	25.4	7.2	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	5.3	(0.8)	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	0.9	5.1	0.1	27.7

Total assets	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$11.8	$95.9	$49.7	$(562.0)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	20.4	7.0	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.9	0.0	1.0

Total current liabilities	4.6	486.3	46.6	116.3	57.6	(562.0)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	2.9	13.3	8.7	0.0	124.5

Total liabilities	4.6	881.3	49.5	129.6	66.3	(562.0)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.3	144.4	75.3	(208.3)	88.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.2	0.0	11.2

Total liabilities and equity	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

Koppers Holdings Inc.    2010 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.2	$12.9	$0.0	$36.9	$8.4	$0.0	$58.4
S-T investments & restricted cash	0.0	0.0	0.0	0.0	4.4	0.0	4.4
Accounts receivable, net	36.1	121.3	415.8	42.2	41.1	(516.9)	139.6
Inventories, net	0.0	78.9	0.0	67.0	7.0	(0.2)	152.7
Deferred tax assets	0.0	10.0	(1.5)	0.0	0.0	0.0	8.5
Other current assets	0.0	6.9	0.3	6.8	3.5	(0.1)	17.4

Total current assets	36.3	230.0	414.6	152.9	64.4	(517.2)	381.0
Equity investments	12.7	77.2	14.8	17.1	3.4	(120.5)	4.7
Property, plant and equipment, net	0.0	90.9	0.0	41.8	16.6	0.0	149.3
Goodwill	0.0	37.0	0.0	23.3	1.3	0.0	61.6
Deferred tax assets		68.2	(47.7)	5.4	0.0	0.0	25.9
Other noncurrent assets		19.6	0.0	0.8	1.4	0.1	21.9

Total assets	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

LIABILITIES AND EQUITY
Accounts payable	$0.6	$473.9	$10.2	$91.5	$8.0	$(516.9)	$67.3
Accrued liabilities	4.6	29.4	(0.1)	20.5	9.9	0.0	64.3
Short-term debt and current portion of long-term debt	0.0	0.2	0.0	0.0	0.0	0.0	0.2

Total current liabilities	5.2	503.5	10.1	112.0	17.9	(516.9)	131.8
Long-term debt	0.0	335.1	0.0	0.0	0.0	0.0	335.1
Other long-term liabilities	0.0	96.3	0.0	16.0	10.4	0.0	122.7

Total liabilities	5.2	934.9	10.1	128.0	28.3	(516.9)	589.6
Koppers stockholders’ equity	43.8	(412.0)	371.6	113.3	47.8	(120.7)	43.8
Noncontrolling interests	0.0	0.0	0.0	0.0	11.0	0.0	11.0

Total liabilities and equity	$49.0	$522.9	$381.7	$241.3	$87.1	$(637.6)	$644.4

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$(15.3)	$31.2	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(7.0)	(23.4)	0.0	(65.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.7	0.1	0.0	2.0

Net cash (used in) investing activities	0.0	(34.8)	0.0	(5.3)	(23.3)	0.0	(63.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.2)	0.0	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(1.6)	0.9	0.0	(0.7)

Net increase (decrease) in cash and cash equivalents	(0.2)	(4.5)	0.0	(22.2)	3.8	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3

Koppers Holdings Inc.    2010 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$0.0	$19.5	$3.0	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(15.0)	0.0	(3.7)	(1.5)	0.0	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(0.7)	0.0	0.1	0.0	0.0	(0.6)

Net cash (used in) investing activities	0.0	(15.7)	0.0	(3.6)	(1.5)	0.0	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	0.0	0.0	0.0	0.0	(70.8)
Deferred financing costs	0.0	(8.1)	0.0	0.0	0.0	0.0	(8.1)
Dividends paid	(18.0)	(232.7)	0.0	0.0	0.0	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	0.0	0.0	0.0	232.7	(96.9)
Effect of exchange rates on cash	0.0	(1.6)	0.0	2.3	0.0	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	0.0	18.2	1.5	0.0	(4.7)
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	18.7	6.9	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$0.0	$36.9	$8.4	$0.0	$58.4

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$38.3	$14.7	$0.0	$28.2	$9.1	$(38.4)	$51.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.8)	0.0	(6.8)	(8.4)	0.0	(40.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	158.4	0.0	3.2	(0.9)	0.0	160.7

Net cash (used in) investing activities	0.0	133.6	0.0	(3.6)	(9.3)	0.0	120.7
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(74.0)	0.0	(9.3)	0.0	0.0	(83.3)
Deferred financing costs	0.0	(2.7)	0.0	0.0	0.0	0.0	(2.7)
Dividends paid	(17.2)	(38.4)	0.0	0.0	0.0	38.4	(17.2)
Stock issued (repurchased)	(21.3)	1.4	0.0	0.0	0.0	0.0	(19.9)

Net cash provided by (used in) financing activities	(38.5)	(113.7)	0.0	(9.3)	0.0	38.4	(123.1)
Effect of exchange rates on cash	0.0	2.9	0.0	(3.9)	0.2	0.0	(0.8)

Net increase (decrease) in cash and cash equivalents	(0.2)	37.5	0.0	11.4	0.0	0.0	48.7
Add: Cash of assets held for sale at beginning of year	0.0	0.0	0.0	0.0	0.6	0.0	0.6
Less: Cash of assets held for sale at end of year	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Cash and cash equivalents at beginning of year	0.2	0.0	0.0	7.3	6.3	0.0	13.8

Cash and cash equivalents at end of period	$0.0	$37.5	$0.0	$18.7	$6.9	$0.0	$63.1

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

Koppers Holdings Inc.    2010 Annual Report

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained Part II, Item 5 of this report under “Equity Compensation Plans” and in the Proxy Statement under the caption “Common Stock Ownership” and is incorporated herein by reference.

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

Koppers Holdings Inc.    2010 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 42.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 97. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.2*	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.24**	Treatment Services Agreement between Koppers Inc. (f/k/a Koppers Industries, Inc.) and CSX Transportation, Inc. dated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2002).
10.29**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Koppers Inc. Form 10-Q for the quarter ended March 31, 2003).
10.30**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).
10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).

Koppers Holdings Inc.    2010 Annual Report

Exhibit No.	Exhibit
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.37*	Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders filed on March 31, 2010).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.44*	Form of Amendment to change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.47**	Amendment No. 1 to Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated effective as of February 1, 2007 (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report of Form 10-Q filed on May 3, 2007).
10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.50	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008 (incorporated by reference to exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II (incorporated by reference to exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).

Exhibit No.	Exhibit
10.58	Amendment No. 1 to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of November 18, 2009 (incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.60*	Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.61*	Management Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.62* ***	Restricted Stock Unit Issuance Agreement – Time Vesting.
10.63* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.64* ***	Notice of Grant of Stock Option.
10.65* ***	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010.
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.

***	Filed herewith.

†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the three years ended December 31, 2010, (ii) the Consolidated Statement of Comprehensive Income for the three years ended December 31, 2010, (iii) the Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2010, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2010 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Koppers Holdings Inc.    2010 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Currency Translation	Balance at End of Year
(Dollars in millions)
2010
Allowance for doubtful accounts	$0.5	$(0.3)	$0.0	$(0.1)	$0.1

Inventory obsolescence reserves	$3.9	$(1.7)	$0.0	$(0.1)	$2.1

Deferred tax valuation allowance	$11.2	$0.2	$0.0	$0.0	$11.4

2009
Allowance for doubtful accounts	$0.5	$0.0	$(0.1)	$0.1	$0.5

Inventory obsolescence reserves	$1.5	$2.3	$(0.2)	$0.1	$3.9

Deferred tax valuation allowance	$8.2	$3.0	$0.0	$0.0	$11.2

2008
Allowance for doubtful accounts	$0.2	$0.5	$(0.1)	$(0.1)	$0.5

Inventory obsolescence reserves	$1.3	$0.7	$(0.5)	$0.0	$1.5

Deferred tax valuation allowance	$10.0	$(1.8)	$0.0	$0.0	$8.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPPERS HOLDINGS INC.

BY:	/s/ LEROY M. BALL
Leroy M. Ball
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director and Non-Executive Chairman of the Board	February 22, 2011

/S/ WALTER W. TURNER Walter W. Turner	Director and Chief Executive Officer	February 22, 2011

/S/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer and Principal Accounting Officer	February 22, 2011

/S/ CYNTHIA A. BALDWIN Cynthia A. Baldwin	Director	February 22, 2011

/S/ X. SHARON FENG X. Sharon Feng	Director	February 22, 2011

/S/ ALBERT J. NEUPAVER Albert J. Neupaver	Director	February 22, 2011

/S/ JAMES C. STALDER James C. Stalder	Director	February 22, 2011

/S/ STEPHEN R. TRITCH Stephen R. Tritch	Director	February 22, 2011

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 22, 2011