Form 10-Q
period 2011-03-31
Koppers Holdings Inc.
filed 2011-05-05
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common Stock, par value $0.01 per share, outstanding at April 29, 2011 amounted to 20,603,049 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2011	2010
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$359.1	$274.3
Cost of sales (excluding items below)	313.6	233.7
Depreciation and amortization	6.8	6.4
Selling, general and administrative expenses	17.9	17.4

Operating profit	20.8	16.8
Other income	0.1	1.7
Interest expense	6.9	6.9

Income before income taxes	14.0	11.6
Income taxes	5.0	4.2

Net income	9.0	7.4
Net income attributable to noncontrolling interests	0.1	0.1

Net income attributable to Koppers	$8.9	$7.3

Earnings per common share attributable to Koppers common shareholders:
Basic	$0.43	$0.36
Diluted	0.43	0.36

Weighted average shares outstanding (in thousands):
Basic	20,588	20,473
Diluted	20,724	20,632
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$40.5	$35.3
Accounts receivable, net of allowance of $1.6 and $0.1	171.5	128.9
Income tax receivable	10.0	11.9
Inventories, net	172.9	165.4
Deferred tax assets	5.9	5.9
Other current assets	22.1	23.0

Total current assets	422.9	370.4
Equity in non-consolidated investments	4.7	4.7
Property, plant and equipment, net	168.8	168.2
Goodwill	73.4	72.1
Deferred tax assets	25.5	26.1
Other assets	26.7	27.7

Total assets	$722.0	$669.2

Liabilities
Accounts payable	$100.1	$87.9
Accrued liabilities	59.3	55.4
Dividends payable	5.2	5.1
Short-term debt and current portion of long-term debt	0.1	1.0

Total current liabilities	164.7	149.4
Long-term debt	319.9	295.4
Accrued postretirement benefits	85.6	86.1
Other long-term liabilities	38.8	38.4

Total liabilities	609.0	569.3
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,309,210 and 21,278,480 shares issued	0.2	0.2
Additional paid-in capital	138.2	137.0
Retained deficit	(7.4)	(11.7)
Accumulated other comprehensive loss	(4.6)	(12.3)
Treasury stock, at cost, 706,161 and 700,203 shares	(24.8)	(24.5)

Total Koppers stockholders’ equity	101.6	88.7
Noncontrolling interests	11.4	11.2

Total equity	113.0	99.9

Total liabilities and equity	$722.0	$669.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$9.0	$7.4
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	6.8	6.8
Gain on sale of fixed assets	0.0	(1.6)
Deferred income taxes	0.2	1.0
Change in other liabilities	1.2	(0.8)
Non-cash interest expense	0.4	0.1
Stock-based compensation	0.8	0.9
Other	0.0	0.2
(Increase) decrease in working capital:
Accounts receivable	(39.8)	(22.4)
Inventories	(5.6)	1.5
Accounts payable	11.5	6.8
Accrued liabilities and other working capital	6.0	16.3

Net cash (used in) provided by operating activities	(9.5)	16.2
Cash provided by (used in) investing activities:
Capital expenditures	(4.4)	(2.5)
Acquisitions	(0.6)	(22.3)
Net cash proceeds from divestitures and asset sales	0.0	1.7

Net cash used in investing activities	(5.0)	(23.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	76.1	25.8
Repayments of revolving credit	(51.6)	(46.9)
Repayments of long-term debt	(0.9)	(0.1)
Issuances of Common Stock	0.2	0.0
Repurchases of Common Stock	(0.2)	(0.9)
Payment of deferred financing costs	(0.5)	(0.1)
Dividends paid	(4.5)	(4.5)

Net cash provided by (used in) financing activities	18.6	(26.7)
Effect of exchange rate changes on cash	1.1	(1.3)

Net increase (decrease) in cash and cash equivalents	5.2	(34.9)
Cash and cash equivalents at beginning of year	35.3	58.4

Cash and cash equivalents at end of period	$40.5	$23.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2010 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2010.

2. Dividends

On May 4, 2011, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2011 to shareholders of record as of May 16, 2011.

3. Business Acquisitions

Koppers Netherlands – On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”) for cash of $21.6 million. Cindu was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”). Koppers Netherlands is a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets.

Acquisition expenses were $1.6 million for the three months ended March 31, 2010 and are charged to selling, general and administrative expenses.

Portec – On December 22, 2010, the Company acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia. The purchase price was cash of $10.7. The updated allocation of purchase price to acquired assets consisted of inventory totaling $7.1 million, plant and equipment totaling $2.7 million, intangible assets consisting primarily of customer relationships totaling $0.6 million and tax deductible goodwill of $0.3 million. The goodwill is allocated to the Railroad and Utility Products segment.

Other acquisitions – On October 31, 2010, the Company acquired the midwestern United States refined tar business of Stella Jones Inc. for cash of $5.8 million. The final allocation of purchase price to acquired assets consisted of inventory totaling $1.6 million and intangible assets consisting primarily of customer relationships totaling $1.7 million and tax deductible goodwill of $2.5 million. The goodwill is allocated to the Carbon Materials and Chemicals segment.

Pro-forma information – The consolidated pro forma results of operations if the above acquisitions had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $288.1 million and operating profit of $15.9 million for the three months ended March 31, 2010.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$40.5	$40.5	$35.3	$35.3
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$351.6	$320.0	$324.5	$296.4

(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2011 and 2010 is summarized in the table below:

	Three Months Ended March 31,
	2011	2010
(Dollars in millions)
Net income	$9.0	$7.4
Other comprehensive income (loss):
Change in currency translation adjustment	6.9	(1.6)
Change in unrecognized pension net loss, net of tax of $(0.3) and $(0.5)	0.9	0.8
Change in unrecognized transition asset, net of tax of $0.0 and $0.1	0.0	(0.1)

Total comprehensive income	16.8	6.5
Less: comprehensive income attributable to noncontrolling interests	0.2	0.1

Comprehensive income attributable to Koppers	$16.6	$6.4

The following tables present the change in equity for the three months ended March 31, 2011 and 2010, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$88.7	$11.2	$99.9
Net income	8.9	0.1	9.0
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	0.9	0.0	0.9
Other comprehensive income (loss)	7.7	0.1	7.8
Dividends	(4.6)	0.0	(4.6)
Repurchases of common stock	(0.2)	0.0	(0.2)

Balance at March 31, 2011	$101.6	$11.4	$113.0

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	7.3	0.1	7.4
Issuance of common stock	3.2	0.0	3.2
Employee stock plans	3.7	0.0	3.7
Other comprehensive income (loss)	(0.9)	0.0	(0.9)
Dividends	(4.6)	0.0	(4.6)
Repurchases of common stock	(0.9)	0.0	(0.9)

Balance at March 31, 2010	$51.6	$11.1	$62.7

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2011	2010
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$8.9	$7.3

Weighted average common shares outstanding:
Basic	20,588	20,473
Effect of dilutive securities	136	159

Diluted	20,724	20,632

Earnings per common share – continuing operations:
Basic earnings per common share	$0.43	$0.36
Diluted earnings per common share	0.43	0.36

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	95	128

7. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. Performance stock units granted in 2011 and 2010 each have a two-year performance objective. Performance stock units granted before 2010 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2008 did not vest in 2011 as the related performance objectives were not achieved.

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

Restricted stock units that vest immediately or have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to members of management in connection with employee compensation.

Compensation expense for nonvested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying common stock on the date of grant.

The following table shows a summary of the performance stock units outstanding as of March 31, 2011:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2009 – 2011	0	137,144	205,716
2010 – 2011	0	68,457	102,686
2011 – 2012	0	93,115	139,673

The following table shows a summary of the status and activity of nonvested stock awards for the three months ended March 31, 2011:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2011	121,397	257,002	378,399	$23.31
Granted	46,277	93,115	139,392	$40.26
Credited from dividends	3,627	7,693	11,320	$27.31
Performance stock unit adjustment	0	(50,600)	(50,600)	$38.92
Vested	(23,580)	0	(23,580)	$38.92
Forfeited	(17)	0	(17)	$36.61
Nonvested at March 31, 2011	147,704	307,210	454,914	$26.06

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

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2011 Grant	August 2010 Grant	February 2010 Grant	February 2009 Grant
Grant date price per share of option award	$40.26	$20.00	$28.10	$15.26
Expected dividend yield per share	2.50%	2.50%	2.50%	2.50%
Expected life in years	6.5	6.5	6.5	6.5
Expected volatility	60.00%	62.00%	62.00%	51.00%
Risk-free interest rate	3.02%	3.05%	3.05%	2.05%
Grant date fair value per share of option awards	$19.28	$9.82	$13.81	$6.19

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The expected life in years is based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies’ stock. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	291,591	$24.63
Granted	73,910	$40.26
Exercised	(7,150)	$29.97
Outstanding at March 31, 2011	358,351	$27.75	8.04	$5.4
Exercisable at March 31, 2011	95,568	$34.70	6.26	$0.8

Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.8	$0.9
Less related income tax benefit	0.3	0.3
	$0.5	$0.6

As of March 31, 2011, total future compensation expense related to non-vested stock-based compensation arrangements totaled $9.8 million and the weighted-average period over which this cost is expected to be recognized is approximately 30 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2011	2010
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$236.2	$173.3
Railroad & Utility Products	122.9	101.0
Total	$359.1	$274.3
Intersegment revenues:
Carbon Materials & Chemicals	$27.5	$23.1
Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.7	$4.5
Railroad & Utility Products	2.1	1.9
Total	$6.8	$6.4
Operating profit:
Carbon Materials & Chemicals	$13.6	$10.7
Railroad & Utility Products	7.5	6.7
Corporate	(0.3)	(0.6)
Total	$20.8	$16.8

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2011	December 31, 2010
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$496.8	$447.4
Railroad & Utility Products	168.5	154.8
All other	56.7	67.0
Total	$722.0	$669.2
Goodwill:
Carbon Materials & Chemicals	$70.6	$69.6
Railroad & Utility Products	2.8	2.5
Total	$73.4	$72.1

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 35.9 percent for each of the three months ended March 31, 2011 and 2010, respectively. There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first three months of 2011 differs from the U.S. federal statutory rate of 35.0 percent due to nondeductible expenses (+0.6 percent), state taxes (+1.1 percent) and uncertain tax positions (+0.9 percent) partially offset by the domestic manufacturing deduction (-1.3 percent). With respect to the first three months of 2010, the effective tax rate differs from the federal statutory rate primarily due to nondeductible expenses (+1.2 percent) and state taxes (+0.8 percent) partially offset by the domestic manufacturing deduction (-1.8 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2011 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of March 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.7 million and $3.5 million, respectively. Unrecognized tax benefits totaled $6.7 million and $6.5 million as of March 31, 2011 and December 31, 2010, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010 the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of March 31, 2011 and December 31, 2010 are summarized in the table below:

	March 31, 2011	December 31, 2010
(Dollars in millions)
Raw materials	$121.7	$107.6
Work in process	7.4	7.6
Finished goods	89.4	95.0
	218.5	210.2
Less revaluation to LIFO	45.6	44.8
Net	$172.9	$165.4

11. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2011 and December 31, 2010 are summarized in the table below:

	March 31, 2011	December 31, 2010
(Dollars in millions)
Land	$7.7	$7.6
Buildings	37.5	36.5
Machinery and equipment	619.9	605.5
	665.1	649.6
Less accumulated depreciation	496.3	481.4
Net	$168.8	$168.2

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

Expense related to defined contribution plans totaled $1.5 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. Expense related to contributions to multi-employer pension plans totaled $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Expense related to the Company’s other postretirement benefit plans other than pensions totaled $0.2 million for each of the three months ended March 31, 2011 and March 31, 2010.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
(Dollars in millions)
Service cost	$0.8	$0.8
Interest cost	2.9	3.0
Expected return on plan assets	(2.8)	(2.5)
Amortization of net loss	1.6	1.3
Amortization of transition asset	(0.1)	(0.1)
Net periodic benefit cost	$2.4	$2.5

13. Debt

Debt at March 31, 2011 and December 31, 2010 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2011	December 31, 2010
(Dollars in millions)
Revolving Credit Facility	2.50%	2015	$24.5	$0.0
Senior Notes	7 7/8%	2019	295.4	295.3
Other debt, including capital leases	8.00%	Various	0.1	1.1
Total debt			320.0	296.4
Less short term debt and current maturities of long-term debt			0.1	1.0
Long-term debt			$319.9	$295.4

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.3 million for each of the three months ended March 31, 2011 and 2010 and are charged to interest expense. In March 2011, the Company amended the revolving credit facility to extend the expiration of the facility to March 22, 2015.

As of March 31, 2011, the Company had $247.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2011, $11.3 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$17.0	$16.6
Accretion expense	0.3	1.3
Revision in estimated cash flows, net	0.0	1.5
Expenses incurred	(1.1)	(2.4)
Acquisitions	0.0	0.3
Currency translation	0.2	(0.3)

Balance at end of period	$16.4	$17.0

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$5.7	$6.7
Revenue earned	(0.2)	(1.0)

Balance at end of period	$5.5	$5.7

16. Commitments and Contingent Liabilities

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty and should the Company or its subsidiaries fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company or its subsidiaries in the same reporting period, these legal matters could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 111 plaintiffs in 62 cases pending as of March 31, 2011 as compared to 111 plaintiffs in 62 cases at December 31, 2010. As of March 31, 2011, there are a total of 58 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee and Illinois, and two cases pending in an Indiana state court.

The plaintiffs in all 62 pending cases seek to recover compensatory damages, while plaintiffs in 53 cases also seek to recover punitive damages. The plaintiffs in the 58 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 100 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

Currently, there are a total of 32 plaintiffs in the Moses cases. There are a total of two plaintiffs in the Antu case. There are a total of 45 plaintiffs in the Hensen case, two of whom have claims pending against only the BNSF. The Davis case involves one plaintiff. There are a total of 20 plaintiffs in the Baade case.

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

Grenada. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in federal court in Mississippi and in state court in Mississippi arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases.

Counsel for the plaintiffs in the Grenada state and federal cases and counsel for the Company and Beazer East engaged in mediation on December 2, 2010. As a result of the mediation, a settlement agreement has been reached with respect to all outstanding state and federal cases, except one case pending in state court. The terms of the settlement agreement provide that the pending cases will either be dismissed or, with respect to certain specified cases, plaintiffs’ attorney may withdraw as counsel in lieu of dismissal. As a result of this agreement, the Company included a charge with respect to the state and federal litigation in its financial statements for the year ended December 31, 2010.

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010.

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Aluchua County, Florida by residential real property owners located in neighborhoods adjacent to the former utility pole treatment plant in Gainesville. The complaint named the Company, Koppers Inc., Beazer East and several other parties as defendants. The complaint alleges that chemicals and contaminants from the plant have contaminated plaintiffs’ properties, have caused property damage and have placed residents and owners of the properties at an elevated risk of exposure to the alleged chemicals. The complaint seeks injunctive relief and compensatory damages for diminution in property values and loss of use and enjoyment. The case was removed to the United States District Court for the Northern District of Florida in December 2010, and plaintiffs have requested that the case be remanded back to state court.

The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although the Company is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Period Ended
	March 31, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$3.0	$0.0
Accrual of reserves	0.0	3.0

Balance at end of period	$3.0	$3.0

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2010, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. is also conducting an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company has provided a reserve for this matter totaling $0.8 million as of March 31, 2011.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In July 2010, Koppers Inc. reached a final settlement of the fine with the PADEP and executed a consent order with the PADEP. Koppers Inc. also agreed to undertake certain engineering and capital improvements and agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton. Accordingly, Koppers Inc. has provided a reserve of $0.6 million related to the new sewer line and PADEP fine as of March 31, 2011. Koppers Inc. expects to complete construction of the sewer line in 2011.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $6.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. The Company expects to finalize this agreement in the second quarter of 2011. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.9 million at March 31, 2011.

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

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Period Ended
	March 31, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$6.6	$10.7
Expense	0.0	1.2
Reversal of reserves	(0.5)	(4.3)
Cash expenditures	(0.9)	(1.5)
Currency translation	0.1	0.5

Balance at end of year	$5.3	$6.6

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$189.2	$18.9	$162.7	$(11.7)	$359.1
Cost of sales including depreciation and amortization	0.0	175.9	13.5	141.2	(10.2)	320.4
Selling, general and administrative	0.3	9.6	0.5	7.5	0.0	17.9
Operating profit (loss)	(0.3)	3.7	4.9	14.0	(1.5)	20.8
Other income (expense)	9.0	0.0	0.0	0.1	(9.0)	0.1
Interest expense (income)	(0.1)	6.9	0.0	1.4	(1.3)	6.9
Income taxes	(0.1)	2.1	0.0	3.0	0.0	5.0
Income from continuing operations	8.9	(5.3)	4.9	9.7	(9.2)	9.0
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$8.9	$(5.3)	$4.9	$9.6	$(9.2)	$8.9

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$160.6	$9.5	$114.7	$(10.5)	$274.3
Cost of sales including depreciation and amortization	0.0	148.7	5.2	95.6	(9.4)	240.1
Selling, general and administrative	0.6	8.7	1.9	6.2	0.0	17.4
Operating profit (loss)	(0.6)	3.2	2.4	12.9	(1.1)	16.8
Other income (expense)	7.7	0.1	(0.1)	1.7	(7.7)	1.7
Interest expense (income)	0.0	7.0	0.0	1.2	(1.3)	6.9
Income taxes	(0.2)	1.1	0.1	3.2	0.0	4.2
Income from continuing operations	7.3	(4.8)	2.2	10.2	(7.5)	7.4
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$7.3	$(4.8)	$2.2	$10.1	$(7.5)	$7.3

Condensed Consolidating Balance Sheet

March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$40.5	$0.0	$40.5
Accounts receivable, net	11.8	101.1	465.1	127.9	(524.4)	181.5
Inventories, net	0.0	94.3	1.2	77.5	(0.1)	172.9
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	7.7	0.3	14.2	(0.1)	22.1
Total current assets	11.8	210.5	465.1	260.1	(524.6)	422.9
Equity investments	94.3	77.1	26.2	3.8	(196.7)	4.7
Property, plant and equipment, net	0.0	94.0	0.0	74.8	0.0	168.8
Goodwill	0.0	39.8	0.0	33.6	0.0	73.4
Deferred tax assets	0.0	64.7	(43.8)	4.6	0.0	25.5
Other noncurrent assets	0.0	20.6	0.1	5.9	0.1	26.7
Total assets	$106.1	$506.7	$447.6	$382.8	$(721.2)	$722.0
LIABILITIES AND EQUITY
Accounts payable	$0.1	$497.8	$13.6	$112.9	$(524.3)	$100.1
Accrued liabilities	4.4	(4.7)	34.8	30.0	0.0	64.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.0	0.1
Total current liabilities	4.5	493.2	48.4	142.9	(524.3)	164.7
Long-term debt	0.0	319.9	0.0	0.0	0.0	319.9
Other long-term liabilities	0.0	98.9	2.9	22.6	0.0	124.4
Total liabilities	4.5	912.0	51.3	165.5	(524.3)	609.0
Koppers stockholders’ equity	101.6	(405.3)	396.3	205.9	(196.9)	101.6
Noncontrolling interests	0.0	0.0	0.0	11.4	0.0	11.4
Total liabilities and equity	$106.1	$506.7	$447.6	$382.8	$(721.2)	$722.0

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$26.9	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	460.9	107.2	(524.2)	140.8
Inventories, net	0.0	78.3	1.2	85.9	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	15.8	0.0	23.0
Total current assets	16.6	181.3	460.9	235.8	(524.2)	370.4
Equity investments	76.7	77.1	26.2	3.8	(179.1)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	73.5	0.0	168.2
Goodwill	0.0	39.5	0.0	32.6	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	4.5	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	6.2	(0.1)	27.7
Total assets	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$15.1	$104.5	$(524.2)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	27.4	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.9	0.0	1.0
Total current liabilities	4.6	486.3	49.9	132.8	(524.2)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	3.0	21.9	0.0	124.5
Total liabilities	4.6	881.3	52.9	154.7	(524.2)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.4	190.5	(179.2)	88.7
Noncontrolling interests	0.0	0.0	0.0	11.2	0.0	11.2
Total liabilities and equity	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$(28.7)	$0.0	$14.6	$0.0	$(9.5)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.6)	0.0	(1.4)	0.0	(5.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(3.6)	0.0	(1.4)	0.0	(5.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(0.1)	24.5	0.0	(0.8)	0.0	23.6
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	0.0	0.0	0.0	0.0		0.0

Net cash provided by (used in) financing activities	(4.6)	24.0	0.0	(0.8)	0.0	18.6
Effect of exchange rates on cash	0.0	(0.1)	0.0	1.2	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	13.6	0.0	5.2
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$40.5	$0.0	$40.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.3	$15.0	$0.0	$0.4	$(4.5)	$16.2
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.0)	0.0	(22.8)	0.0	(24.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	1.7	0.0	1.7

Net cash provided by (used in) investing activities	0.0	(2.0)	0.0	(21.1)	0.0	(23.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(21.2)	0.0	0.0	0.0	(21.2)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(4.5)	(4.5)	0.0	0.0	4.5	(4.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0		(0.9)

Net cash provided by (used in) financing activities	(5.4)	(25.8)	0.0	0.0	4.5	(26.7)
Effect of exchange rates on cash	0.0	0.0	0.0	(1.3)	0.0	(1.3)

Net increase (decrease) in cash and cash equivalents	(0.1)	(12.8)	0.0	(22.0)	0.0	(34.9)
Cash and cash equivalents at beginning of year	0.2	12.8	0.0	45.4	0.0	58.4
Cash and cash equivalents at end of period	$0.1	$0.0	$0.0	$23.4	$0.0	$23.5

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$189.2	$18.9	$107.8	$56.1	$(12.9)	$359.1
Cost of sales including depreciation and amortization	0.0	175.9	13.6	91.4	50.4	(10.9)	320.4
Selling, general and administrative	0.3	9.6	0.5	5.3	2.2	0.0	17.9
Operating profit (loss)	(0.3)	3.7	4.8	11.1	3.5	(2.0)	20.8
Other income (expense)	9.0	0.0	0.0	0.0	0.1	(9.0)	0.1
Interest expense (income)	(0.1)	6.9	0.0	1.3	0.6	(1.8)	6.9
Income taxes	(0.1)	2.1	0.0	2.8	0.2	0.0	5.0
Income from continuing operations	8.9	(5.3)	4.8	7.0	2.8	(9.2)	9.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$8.9	$(5.3)	$4.8	$7.0	$2.7	$(9.2)	$8.9

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$160.6	$9.5	$87.7	$29.0	$(12.5)	$274.3
Cost of sales including depreciation and amortization	0.0	148.7	5.2	70.8	26.7	(11.3)	240.1
Selling, general and administrative	0.6	8.7	1.9	5.1	1.1	0.0	17.4
Operating profit (loss)	(0.6)	3.2	2.4	11.8	1.2	(1.2)	16.8
Other income (expense)	7.7	0.1	(0.1)	1.6	0.1	(7.7)	1.7
Interest expense (income)	0.0	7.0	0.0	1.2	0.1	(1.4)	6.9
Income taxes	(0.2)	1.1	0.1	3.2	0.0	0.0	4.2
Income from continuing operations	7.3	(4.8)	2.2	9.0	1.2	(7.5)	7.4
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$7.3	$(4.8)	$2.2	$9.0	$1.1	$(7.5)	$7.3

Condensed Consolidating Balance Sheet

March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$28.8	$11.7	$0.0	$40.5
Accounts receivable, net	11.8	101.1	464.0	93.7	81.5	(570.6)	181.5
Inventories, net	0.0	94.3	1.2	65.9	11.6	(0.1)	172.9
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	7.7	0.3	9.4	4.7	0.0	22.1
Total current assets	11.8	210.5	464.0	197.8	109.5	(570.7)	422.9
Equity investments	94.3	77.1	26.2	19.7	14.2	(226.8)	4.7
Property, plant and equipment, net	0.0	94.0	0.0	47.6	27.2	0.0	168.8
Goodwill	0.0	39.8	0.0	26.0	7.6	0.0	73.4
Deferred tax assets	0.0	64.7	(43.8)	5.3	(0.7)	0.0	25.5
Other noncurrent assets	0.0	20.6	0.1	1.0	5.1	(0.1)	26.7
Total assets	$106.1	$506.7	$446.5	$297.4	$162.9	$(797.6)	$722.0
LIABILITIES AND EQUITY
Accounts payable	$0.1	$497.8	$12.7	$103.9	$56.1	$(570.5)	$100.1
Accrued liabilities	4.4	(4.7)	34.7	22.5	7.6	0.0	64.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.0	0.0	0.1
Total current liabilities	4.5	493.2	47.4	126.4	63.7	(570.5)	164.7
Long-term debt	0.0	319.9	0.0	0.0	0.0	0.0	319.9
Other long-term liabilities	0.0	98.9	3.0	13.6	8.9	0.0	124.4
Total liabilities	4.5	912.0	50.4	140.0	72.6	(570.5)	609.0
Koppers stockholders’ equity	101.6	(405.3)	396.1	157.4	78.9	(227.1)	101.6
Noncontrolling interests	0.0	0.0	0.0	0.0	11.4	0.0	11.4
Total liabilities and equity	$106.1	$506.7	$446.5	$297.4	$162.9	$(797.6)	$722.0

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	457.4	81.3	67.2	(562.0)	140.8
Inventories, net	0.0	78.3	1.2	71.3	14.6	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	8.8	7.0	0.0	23.0
Total current assets	16.6	181.3	457.4	176.1	101.0	(562.0)	370.4
Equity investments	76.7	77.1	26.2	19.4	13.7	(208.4)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	46.9	26.6	0.0	168.2
Goodwill	0.0	39.5	0.0	25.4	7.2	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	5.3	(0.8)	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	0.9	5.1	0.1	27.7
Total assets	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$11.8	$95.9	$49.7	$(562.0)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	20.4	7.0	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.9	0.0	1.0
Total current liabilities	4.6	486.3	46.6	116.3	57.6	(562.0)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	2.9	13.3	8.7	0.0	124.5
Total liabilities	4.6	881.3	49.5	129.6	66.3	(562.0)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.3	144.4	75.3	(208.3)	88.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.2	0.0	11.2
Total liabilities and equity	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$(28.7)	$0.0	$12.1	$2.5	$0.0	$(9.5)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.6)	0.0	(1.1)	(0.3)	0.0	(5.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net cash provided by (used in) investing activities	0.0	(3.6)	0.0	(1.1)	(0.3)	0.0	(5.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(0.1)	24.5	0.0	0.0	(0.8)	0.0	23.6
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net cash provided by (used in) financing activities	(4.6)	24.0	0.0	0.0	(0.8)	0.0	18.6
Effect of exchange rates on cash	0.0	(0.1)	0.0	3.1	(1.9)	0.0	1.1
Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	14.1	(0.5)	0.0	5.2
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	14.7	12.2	0.0	35.3
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$28.8	$11.7	$0.0	$40.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.3	$15.0	$0.0	$2.9	$(2.5)	$(4.5)	$16.2
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.0)	0.0	(0.8)	(22.0)	0.0	(24.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	1.6	0.1	0.0	1.7
Net cash provided by (used in) investing activities	0.0	(2.0)	0.0	0.8	(21.9)	0.0	(23.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(21.2)	0.0	(23.7)	23.7	0.0	(21.2)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Dividends paid	(4.5)	(4.5)	0.0	0.0	0.0	4.5	(4.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	0.0	(0.9)
Net cash provided by (used in) financing activities	(5.4)	(25.8)	0.0	(23.7)	23.7	4.5	(26.7)
Effect of exchange rates on cash	0.0	0.0	0.0	(1.1)	(0.2)	0.0	(1.3)
Net increase (decrease) in cash and cash equivalents	(0.1)	(12.8)	0.0	(21.1)	(0.9)	0.0	(34.9)
Cash and cash equivalents at beginning of year	0.2	12.8	0.0	36.9	8.5	0.0	58.4
Cash and cash equivalents at end of period	$0.1	$0.0	$0.0	$15.8	$7.6	$0.0	$23.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We operate two principal businesses: Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”).

Through our CM&C business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood and the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our R&UP business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries. We also provide rail joint bar products as well as various services to the railroad industry.

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Our businesses and results of operations were impacted by the global recession starting in late 2008 and continuing through the first quarter of 2011. Certain key end markets experienced significant global reductions in demand that have negatively impacted our profitability for some of our products. During 2010 our key end markets showed increased stability for our Carbon Materials & Chemicals business.

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

For the first quarter of 2011, our sales volumes of carbon pitch have increased in all geographic areas where we operate; however, profit margins for carbon pitch have been reduced in certain regions as coal tar costs have increased in response to reduced availability and higher oil prices, and selling prices for carbon pitch have not increased by large enough amounts to recover the increases in raw material costs. We expect this reduction in margins to improve as we move through 2011 as we continue to increase price in an effort to recover the higher raw material costs we have seen to date this year.

Our carbon black business in Australia has been negatively impacted by the weakness of the U.S. dollar because more than half of our carbon black sales are exported and are denominated in U.S. dollars. Additionally, the higher Australian dollar has resulted in increased competition in Australia in terms of imports of carbon black related to our domestic customers. As a result, our second quarter results may be negatively impacted by deteriorating profitability for this business.

Our railroad business was down substantially in 2010 from an unusually strong prior year as we believe the railroads reduced their untreated crosstie purchases and treating volumes in order to reduce inventory levels. However, volumes of crossties have improved significantly in the first quarter of 2011 and we expect this trend to continue for at least the next quarter as the railroads return to more normal inventory levels and the U.S. economy continues to improve and generate more revenues for our Class I and commercial railroad customers.

We produced lower volumes of many of our products in 2010 and 2009 as compared to 2008 which impacted the capacity utilization at our facilities. Lower throughput volumes combined with increasing pressure for price reductions has led us to review our capacity utilization and has resulted in production cutbacks, from time to time, at certain facilities, which can result in lower margins. To the extent these trends continue, we may temporarily idle or permanently close facilities. For example, in December 2009 we announced the sale of our Gainesville utility pole treatment plant, and in the fourth quarter of 2010 we recorded impairment and related charges of $2.2 million related to a wood treating plant in the United States. Utility pole markets in the United States are expected to continue to remain competitive with resulting low margins. We will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and will reduce market share if warranted.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. During the past few years we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 we saw significant price and profit declines for these products. Additionally, the cost of a portion of our coal tar supply is directly influenced by oil prices, which results in higher costs for our coal tar when oil prices increase.

The availability of our key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices our end products.

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

Results of Operations – Comparison of Three Months Ended March 31, 2011 and 2010

Consolidated Results

Net sales for the three months ended March 31, 2011 and 2010 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$236.2	$173.3	+36%
Railroad & Utility Products	122.9	101.0	+22%
	$359.1	$274.3	+31%

CM&C net sales increased by $62.9 million or 36 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	0%	+17%	+2%	+19%
Distillates(b)	+3%	+4%	0%	+7%
Coal Tar Chemicals(c)	+3%	+1%	0%	+4%
Other(d)	+1%	+3%	+2%	+6%
Total CM&C	+7%	+25%	+4%	+36%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ volumes increased primarily due to higher demand for carbon pitch in all geographic regions. The volume increases are due primarily to incremental volumes from the March 2010 acquisition in the Netherlands and increased production from our Chinese operations to supply carbon pitch to smelters in the Middle East.

Distillate pricing and volumes for carbon black feedstock increased three percent in Europe due to increased demand for all operating locations and higher average worldwide oil prices as compared to the prior year. A portion of the increased demand also related to the acquisition in the Netherlands on March 1, 2010.

For coal tar chemicals, the increase in sales for the first quarter of 2011 as compared to 2010 was due to an increase in phthalic anhydride prices which was driven by higher oil prices and an increase in naphthalene volumes related to the March 2010 acquisition in the Netherlands. With respect to other products, volumes for miscellaneous chemical products in China increased three percent as compared to the prior year period.

R&UP net sales increased by $21.9 million or 22 percent due to the following changes in volume, price and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+5%	+10%	0%	+15%
TSO Crossties(b)	+1%	0%	0%	+1%
Distribution Poles	0%	–1%	+1%	0%
Other(c)	+1%	+5%	0%	+6%
Total R&UP	+7%	+14%	+1%	+22%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes joint bar products, creosote, borates, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales prices and volumes for railroad crossties increased five and ten percent, respectively for the three months ended March 31, 2011, driven by higher demand from both commercial and Class I railroad customers. Price increases for treating services increased one percent as a result of adding higher value borate treatment to some of our crossties, and volumes for utility poles decreased one percent. With respect to other products, higher volumes of five percent in the U.S. were realized as a result of the acquisition of the Portec Rail Products, Inc. rail joint bar business in December 2010.

Cost of sales as a percentage of net sales was 87 percent for the quarter ended March 31, 2011 compared to 85 percent for the quarter ended March 31, 2010. The increase in cost of sales as a percentage of net sales is due primarily to raw material cost increases exceeding price increases for the comparable periods, higher inventory carrying costs in the first quarter of 2011 due to stocking for anticipated increases in product demand further into the year and a nonrecurring $2.9 million environmental liability accrual reduction in the first quarter of 2010. Overall, cost of sales was higher between periods due to increased sales of 31 percent.

Depreciation and amortization for the quarter ended March 31, 2011 was $0.4 million higher when compared to the prior year period due partially to foreign exchange translation and additional depreciation from the acquisitions completed in 2010.

Selling, general and administrative expenses for the quarter ended March 31, 2011 were $0.5 million higher when compared to the prior year period primarily due to foreign currency translation.

Other income for the quarter ended March 31, 2011 was $1.6 million lower when compared to the prior year primarily due to the gain on the sale of an Australian property of $1.6 million in 2010.

Interest expense for the quarter ended March 31, 2011 was $6.9 million and was unchanged from the prior year.

Income taxes for the quarter ended March 31, 2011 were $0.8 million higher when compared to the prior year period due primarily to the increase in pretax income of $2.4 million. The Company’s effective income tax rate for the quarter ended March 31, 2011 was 35.9 percent and is unchanged from the prior year period.

Segment Results

Segment operating profit for the three months ended March 31, 2011 and 2010 is summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$13.6	$10.7	+27%
Railroad & Utility Products	7.5	6.7	+12%
Corporate	(0.3)	(0.6)	+50%
	$20.8	$16.8	+24%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	5.8%	6.2%	–0.4%
Railroad & Utility Products	6.1%	6.6%	–0.5%
	5.8%	6.1%	–0.3%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended March 31, 2011 and 2010 is summarized in the following table:

	Three months ended March 31,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$75.6	$68.3	+11%
Europe	69.5	45.8	+52%
Australia	45.8	37.9	+21%
China	45.3	23.3	+95%
Intrasegment	0.0	(2.0)	n/a
	$236.2	$173.3	+36%
Operating profit:
North America	$1.1	$2.5	–56%
Europe	7.8	5.0	+56%
Australia	3.7	2.8	+32%
China	1.3	0.1	+1,200%
Intrasegment	(0.3)	0.3	–200%
	$13.6	$10.7	+27%

North American CM&C sales increased by $7.3 million due primarily to higher volumes for pitch and creosote, higher freight costs, and higher prices for phthalic anhydride totaling $9.5 million, which were partially offset by lower pricing for pitch totaling $3.2 million. Operating profit as a percentage of net sales decreased to two percent from four percent for the prior year, reflecting the impact of lower pitch prices and higher rail and barge demurrage costs, which more than offset the impact of higher prices for phthalic anhydride. Additionally, prior year operating profit was negatively impacted by $1.6 million of expensed acquisition costs related to the acquisition in the Netherlands.

European CM&C sales increased by $23.7 million due primarily to the acquisition in the Netherlands, higher volumes for carbon pitch in the United Kingdom and Denmark totaling $6.5 million, and higher prices for carbon black feedstock and naphthalene totaling $3.8 million. Operating profit as a percentage of net sales was 11 percent, the same as in the prior year.

Australian CM&C sales increased by $7.9 million due primarily to currency exchange rate changes resulting in an increase in sales of $5.1 million combined with higher volumes of carbon pitch totaling $2.1 million. Operating profit as a percentage of net sales increased to eight percent from seven percent in the prior year quarter.

Chinese CM&C sales increased by $22.0 million due primarily to higher volumes of carbon pitch and naphthalene totaling $13.7 million, higher volumes of miscellaneous products totaling $5.3 million, and higher pricing for carbon pitch and carbon black feedstock totaling $3.8 million. Operating profit as a percent of sales increased to three percent from zero percent in the prior year quarter due to profit from the licensing of technology of $0.9 million combined with higher pricing for carbon pitch sold into the Middle East, partially offset by higher raw material costs.

Railroad & Utility Products sales for the three months ended March 31, 2011 increased by $21.9 million as compared to the prior year period due primarily to higher sales volumes for untreated crossties and commercial crossties totaling $12.9 million combined with higher prices for untreated crossties and commercial crossties totaling $4.6 million. Additionally, sales volumes for other railroad products increased by $6.9 million due primarily to incremental sales of rail joint bar products as a result of the Portec Rail Products, Inc. acquisition in December 2010. Operating profit as a percentage of net sales decreased to six percent from seven percent in the prior year as an environmental reserve reversal of $2.9 million related to the sale of a treating plant in Australia in the prior year period more than offset the positive impact from higher crosstie pricing for the three months ended March 31, 2011.

Cash Flow

Net cash used by operating activities was $9.5 million for the quarter ended March 31, 2011 as compared to net cash provided by operating activities of $16.2 million for the quarter ended March 31, 2010. The decrease of $25.7 million in net cash provided by operations is due primarily to higher working capital requirements for inventory and accounts receivable as compared to prior periods.

Net cash used by investing activities was $5.0 million for the quarter ended March 31, 2011 as compared to net cash used by investing activities of $23.1 million for the quarter ended March 31, 2010. The first quarter of 2010 included the acquisition of Cindu totaling $22.0 million partially offset by the proceeds from sale of an Australian property for $1.6 million.

Net cash provided by financing activities was $18.6 million for the quarter ended March 31, 2011 as compared to net cash used by financing activities of $26.7 million for the quarter ended March 31, 2010. The first quarter of 2011 included borrowing of $24.5 million to fund working capital requirements in the business.

Dividends paid were $4.5 million in the quarter ended March 31, 2011 as compared to dividends paid of $4.5 million for the quarter ended March 31, 2010. Dividends paid in both quarters reflect a dividend rate of 22 cents per common share.

On May 4, 2011, our board of directors declared a quarterly dividend of 22 cents per common share, payable on July 6, 2011 to shareholders of record as of May 16, 2011.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2011 the basket totaled $167.3 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2011, we had $247.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2011, $11.3 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2011 (dollars in millions):

Cash and cash equivalents	$40.5
Amount available under revolving credit facility	247.9
Amount available under other credit facilities	15.6
Total estimated liquidity	$304.0

Our estimated liquidity was $302.6 million at December 31, 2010.

As of March 31, 2011, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2011 was 2.1.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at March 31, 2011 was 2.34.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At March 31, 2011, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Environmental and Other Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2011:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31	0	$0.00	0	0
February 1 – February 28	5,958	$40.56	5,958	0	(1)
March 1 – March 31	0	$0.00	0	0

(1)	Under the terms of the Company’s Amended and Restated 2005 Long-Term Incentive Plan, restricted stock units and performance stock units granted in 2008 vested in February 2011. Upon the vesting of a portion of these stock units, each employee who holds these stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

See description of the limitations on payment of dividends in Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.

ITEM 6. EXHIBITS

10.66* **	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director-Time Vesting.

10.67* **	Letter Agreement dated October 4, 2006.

10.68* **	Summary of Terms and Conditions of Employment.

12.1**	Computation of ratio of earnings to fixed charges

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed herewith.
†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 5, 2011	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)