Form 10-Q
period 2011-06-30
Koppers Holdings Inc.
filed 2011-08-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock, par value $0.01 per share, outstanding at July 29, 2011 amounted to 20,603,049 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$393.6	$327.1	$752.7	$601.4
Cost of sales (excluding items below)	330.9	272.3	644.5	506.0
Depreciation and amortization	6.9	7.0	13.7	13.4
Selling, general and administrative expenses	18.7	15.0	36.6	32.4

Operating profit	37.1	32.8	57.9	49.6
Other income	0.1	0.1	0.2	1.8
Interest expense	6.7	6.9	13.6	13.8

Income before income taxes	30.5	26.0	44.5	37.6
Income taxes	10.6	9.7	15.6	13.9

Income from continuing operations	19.9	16.3	28.9	23.7
Loss on sale of discontinued operations, net of tax benefit of $0.0, $0.1, $0.0 and $0.1	0.0	(0.2)	0.0	(0.2)

Net income	19.9	16.1	28.9	23.5
Net income attributable to noncontrolling interests	0.1	0.0	0.2	0.1

Net income attributable to Koppers	$19.8	$16.1	$28.7	$23.4

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.96	$0.79	$1.39	$1.15
Discontinued operations	0.00	(0.01)	0.00	(0.01)

Earnings per basic common share	$0.96	$0.78	$1.39	$1.14

Diluted –
Continuing operations	$0.96	$0.79	$1.39	$1.14
Discontinued operations	0.00	(0.01)	0.00	(0.01)

Earnings per diluted common share	$0.96	$0.78	$1.39	$1.13

Weighted average shares outstanding (in thousands):
Basic	20,603	20,558	20,596	20,516
Diluted	20,739	20,643	20,731	20,659
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$53.6	$35.3
Accounts receivable, net of allowance of $0.9 and $0.1	187.6	128.9
Income tax receivable	1.9	11.9
Inventories, net	162.1	165.4
Deferred tax assets	5.9	5.9
Other current assets	27.1	23.0

Total current assets	438.2	370.4
Equity in non-consolidated investments	23.7	4.7
Property, plant and equipment, net	172.4	168.2
Goodwill	74.6	72.1
Deferred tax assets	22.9	26.1
Other assets	29.3	27.7

Total assets	$761.1	$669.2

Liabilities
Accounts payable	$103.9	$87.9
Accrued liabilities	64.9	55.4
Related party guarantee obligation	18.9	0.0
Dividends payable	5.2	5.1
Short-term debt and current portion of long-term debt	0.0	1.0

Total current liabilities	192.9	149.4
Long-term debt	310.0	295.4
Accrued postretirement benefits	83.0	86.1
Other long-term liabilities	38.7	38.4

Total liabilities	624.6	569.3
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,309,310 and 21,278,480 shares issued and outstanding	0.2	0.2
Additional paid-in capital	139.7	137.0
Retained earnings (deficit)	7.8	(11.7)
Accumulated other comprehensive income (loss)	2.0	(12.3)
Treasury stock, at cost, 706,161 and 700,203 shares	(24.8)	(24.5)

Total Koppers stockholders’ equity	124.9	88.7
Noncontrolling interests	11.6	11.2

Total equity	136.5	99.9

Total liabilities and equity	$761.1	$669.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$28.9	$23.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	13.7	13.4
Loss on sale of fixed assets	0.0	(1.3)
Deferred income taxes	2.2	0.7
Equity income, net of dividends received	(0.1)	0.0
Change in other liabilities	0.2	(2.4)
Non-cash interest expense	0.8	0.8
Stock-based compensation	2.2	1.8
Other	(3.0)	0.7
(Increase) decrease in working capital:
Accounts receivable	(54.7)	(35.7)
Inventories	7.3	0.6
Accounts payable	14.8	14.8
Accrued liabilities and other working capital	13.5	15.7

Net cash provided by operating activities	25.8	32.6
Cash provided by (used in) investing activities:
Capital expenditures	(12.2)	(7.7)
Acquisitions	(1.0)	(22.3)
Net cash proceeds from divestitures and asset sales	0.1	1.7

Net cash used in investing activities	(13.1)	(28.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	117.5	96.4
Repayments of revolving credit	(103.0)	(122.4)
Repayments of long-term debt	(1.0)	(0.1)
Issuances of Common Stock	0.2	0.0
Repurchases of Common Stock	(0.2)	(0.9)
Payment of deferred financing costs	(0.5)	(0.4)
Dividends paid	(9.1)	(14.0)

Net cash provided by (used in) financing activities	3.9	(41.4)
Effect of exchange rate changes on cash	1.7	(3.2)

Net increase (decrease) in cash and cash equivalents	18.3	(40.3)
Cash and cash equivalents at beginning of year	35.3	58.4

Cash and cash equivalents at end of period	$53.6	$18.1

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

2. Dividends

On August 3, 2011, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on October 7, 2011 to shareholders of record as of August 15, 2011.

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

Acquisition expenses were $0.2 million and $1.8 million for the three months and six months ended June 30, 2010, respectively, and are charged to selling, general and administrative expenses.

Portec – On December 22, 2010, the Company acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia. The purchase price was cash of $10.7 million. The preliminary allocation of purchase price to acquired assets consisted of inventory totaling $7.1 million, plant and equipment totaling $2.7 million, intangible assets consisting primarily of customer relationships totaling $0.6 million and tax deductible goodwill of $0.3 million. The goodwill is allocated to the Railroad and Utility Products segment.

Other acquisitions – On October 31, 2010, the Company acquired the midwestern United States refined tar business of Stella Jones Inc. for cash of $6.1 million. The allocation of purchase price to acquired assets consisted of inventory totaling $1.6 million and intangible assets consisting primarily of customer relationships totaling $1.7 million and tax deductible goodwill of $2.8 million. The goodwill is allocated to the Carbon Materials and Chemicals segment.

Pro-forma information – The consolidated pro forma results of operations if the above acquisitions had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $334.2 million and operating profit of $33.5 million for the three months ended June 30, 2010 and pro forma revenue of $622.3 million and operating profit of $49.4 million for the six months ended June 30, 2010.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$53.6	$53.6	$35.3	$35.3
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$335.6	$310.0	$324.5	$296.4

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions)
Net income	$19.9	$16.1	$28.9	$23.5
Other comprehensive income (loss):
Change in currency translation adjustment	5.8	(11.7)	12.8	(13.3)
Change in unrecognized pension transition asset, net of tax	(0.1)	0.0	(0.1)	(0.1)
Change in unrecognized pension net loss, net of tax	1.0	0.9	1.9	1.7

Total comprehensive income	26.6	5.3	43.5	11.8
Less: comprehensive income attributable to noncontrolling interests	0.2	0.1	0.5	0.2

Comprehensive income attributable to Koppers	$26.4	$5.2	$43.0	$11.6

The following tables present the change in equity for the six months ended June 30, 2011 and June 30, 2010, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$88.7	$11.2	$99.9
Net income	28.7	0.2	28.9
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	2.3	0.0	2.3
Other comprehensive income	14.4	0.2	14.6
Dividends	(9.2)	0.0	(9.2)
Repurchases of common stock	(0.2)	0.0	(0.2)

Balance at June 30, 2011	$124.9	$11.6	$136.5

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	23.4	0.1	23.5
Issuance of common stock	3.7	0.0	3.7
Employee stock plans	4.1	0.0	4.1
Other comprehensive (loss) income	(11.8)	0.1	(11.7)
Dividends	(9.2)	(0.6)	(9.8)
Repurchases of common stock	(0.9)	0.0	(0.9)

Balance at June 30, 2010	$53.1	$10.6	$63.7

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$19.8	$16.1	$28.7	$23.4
Less: discontinued operations	0.0	(0.2)	0.0	(0.2)

Income from continuing operations attributable to Koppers	$19.8	$16.3	$28.7	$23.6

Weighted average common shares outstanding:
Basic	20,603	20,558	20,596	20,516
Effect of dilutive securities	136	85	135	143

Diluted	20,739	20,643	20,731	20,659

Earnings per common share – continuing operations:
Basic earnings per common share	$0.96	$0.79	$1.39	$1.15
Diluted earnings per common share	0.96	0.79	1.39	1.14

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	74	162	98	145

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

The following table shows a summary of the performance stock units outstanding as of June 30, 2011:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2009 – 2011	0	137,144	205,716
2010 – 2011	0	68,457	102,686
2011 – 2012	0	93,115	139,673

The following table shows a summary of the status and activity of nonvested stock awards for the six months ended June 30, 2011:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2011	121,397	257,002	378,399	$23.31
Granted	60,501	93,115	153,616	$40.41
Credited from dividends	3,627	7,693	11,320	$27.31
Performance stock unit adjustment	0	(50,600)	(50,600)	$38.92
Vested	(23,580)	0	(23,580)	$38.92
Forfeited	(17)	0	(17)	$36.61
Nonvested at June 30, 2011	161,928	307,210	469,138	$26.54

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	291,591	$24.63
Granted	73,910	$40.26
Exercised	(7,150)	$29.97
Outstanding at June 30, 2011	358,351	$27.75	7.79	$3.9
Exercisable at June 30, 2011	95,568	$34.70	6.01	$0.4

Total stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.4	$0.9	$2.2	$1.8
Less related income tax benefit	0.6	0.4	0.9	0.7
	$0.8	$0.5	$1.3	$1.1

As of June 30, 2011, total future compensation expense related to non-vested stock-based compensation arrangements totaled $9.2 million and the weighted-average period over which this cost is expected to be recognized is approximately 27 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$256.2	$208.4	$492.4	$381.7
Railroad & Utility Products	137.4	118.7	260.3	219.7
Total	$393.6	$327.1	$752.7	$601.4
Intersegment revenues:
Carbon Materials & Chemicals	$18.1	$27.2	$45.6	$50.3
Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.5	$5.1	$9.2	$9.6
Railroad & Utility Products	2.4	1.9	4.5	3.8
Total	$6.9	$7.0	$13.7	$13.4
Operating profit:
Carbon Materials & Chemicals	$24.5	$21.4	$38.1	$32.1
Railroad & Utility Products	12.8	11.9	20.3	18.6
Corporate	(0.2)	(0.5)	(0.5)	(1.1)
Total	$37.1	$32.8	$57.9	$49.6

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2011	December 31, 2010
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$548.2	$447.4
Railroad & Utility Products	167.6	154.8
All other	45.3	67.0
Total	$761.1	$669.2
Goodwill:
Carbon Materials & Chemicals	$71.8	$69.6
Railroad & Utility Products	2.8	2.5
Total	$74.6	$72.1

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 34.9 percent and 37.3 percent for the three months ended June 30, 2011 and 2010, respectively. Discrete items of $(0.1) million were included in the tax provision for the three months ended June 30, 2011. The effective tax rate for the second quarter of 2011 differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+1.1 percent), nondeductible expenses (+0.6 percent) and unrecognized tax benefits (+0.9 percent) partially offset by the taxes on foreign earnings (-2.9 percent) and the domestic manufacturing deduction (-0.3 percent). With respect to the second quarter of 2010, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+1.4 percent), nondeductible expenses (+1.0 percent) and unrecognized tax benefits (+1.3 percent) partially offset by the domestic manufacturing deduction (-2.0 percent).

Income taxes as a percentage of pretax income was 35.2 percent and 36.9 percent for the six months ended June 30, 2011 and 2010, respectively. Discrete items of $(0.1) million were included in the tax provision for the six months ended June 30, 2011. The effective tax rate for the first six months of 2011 differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.1 percent), nondeductible expenses (+0.7 percent) and unrecognized tax benefits (+0.9 percent) partially offset by taxes on foreign earnings (-2.1 percent) and the domestic manufacturing deduction (-0.7 percent). With respect to the first six months of 2010, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+1.1 percent), nondeductible expenses (+1.1 percent) and unrecognized tax benefits (+1.0 percent) partially offset by the domestic manufacturing deduction (-2.0 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2011 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of June 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.9 million and $3.5 million, respectively. Unrecognized tax benefits totaled $6.6 million and $6.5 million as of June 30, 2011 and December 31, 2010, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of June 30, 2011 and December 31, 2010 are summarized in the table below:

	June 30, 2011	December 31, 2010
(Dollars in millions)
Raw materials	$109.7	$107.6
Work in process	13.1	7.6
Finished goods	85.5	95.0
	208.3	210.2
Less revaluation to LIFO	46.2	44.8
Net	$162.1	$165.4

11. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2011 and December 31, 2010 are summarized in the table below:

	June 30, 2011	December 31, 2010
(Dollars in millions)
Land	$7.7	$7.6
Buildings	38.2	36.5
Machinery and equipment	633.2	605.5
	679.1	649.6
Less accumulated depreciation	506.7	481.4
Net	$172.4	$168.2

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions)
Service cost	$0.9	$0.8	$1.7	$1.6
Interest cost	2.7	2.6	5.6	5.6
Expected return on plan assets	(2.7)	(2.4)	(5.5)	(4.9)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net loss	1.5	1.3	3.1	2.6
Amortization of transition asset	(0.1)	0.0	(0.2)	(0.1)
Net periodic benefit cost	$2.4	$2.4	$4.8	$4.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions)
Defined contribution plan expense	$1.3	$1.2	$2.8	$2.6
Multi-employer pension plan expense	0.1	0.1	0.3	0.2
Other postretirement benefit plans	0.2	0.2	0.4	0.4

13. Debt

Debt at June 30, 2011 and December 31, 2010 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2011	December 31, 2010
(Dollars in millions)
Revolving Credit Facility	2.44%	2015	$14.5	$0.0
Senior Notes	7 7/8%	2019	295.5	295.3
Other debt, including capital leases	8.00%	Various	0.0	1.1
Total debt			310.0	296.4
Less short term debt and current maturities of long-term debt			0.0	1.0
Long-term debt			$310.0	$295.4

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. In March 2011, the Company amended the revolving credit facility to extend the expiration of the facility to March 22, 2015. Commitment fees totaled $0.3 million and $0.6 million for each of the three months and six months ended June 30, 2011 and 2010 and are charged to interest expense.

As of June 30, 2011, the Company had $267.2 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2011, $10.9 million of commitments were utilized by outstanding letters of credit.

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

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $18.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) located in the Hebei Province of China. The guarantee relates to bank debt incurred by TKK which matures in August 2011. Based on current credit conditions in China, it is likely that the joint venture partners will provide bridge loans to TKK when the bank debt matures in August. Accordingly, the Company has reflected the full amount of the guarantee with an offsetting amount to equity investment at June 30, 2011.

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$17.0	$16.6
Accretion expense	0.6	1.3
Revision in estimated cash flows, net	0.1	1.5
Cash expenditures	(2.1)	(2.4)
Acquisitions	0.0	0.3
Currency translation	0.2	(0.3)

Balance at end of period	$15.8	$17.0

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$5.7	$6.7
Revenue earned	(0.5)	(1.0)

Balance at end of period	$5.2	$5.7

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 112 plaintiffs in 62 cases pending as of June 30, 2011 as compared to 111 plaintiffs in 62 cases at December 31, 2010. As of June 30, 2011, there are a total of 59 cases pending in state court in Pennsylvania, and one case each pending in state courts in Tennessee, Indiana and Illinois

The plaintiffs in all 62 pending cases seek to recover compensatory damages, while plaintiffs in 53 cases also seek to recover punitive damages. The plaintiffs in the 59 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the case filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Chemtura Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Industries, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 75 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers Inc. has been named, but not served, as a defendant in another Texas state court case (Asselin) involving 11 plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

Currently, there are 24 plaintiffs in the Moses cases and there are two plaintiffs in the Antu case. There are 33 plaintiffs in the Hensen case, two of whom have claims pending against only the BNSF. The Davis case involves one plaintiff and there are 16 plaintiffs in the Baade case.

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

Counsel for the plaintiffs in the Grenada state and federal cases and counsel for the Company and Beazer East engaged in mediation on December 2, 2010. As a result of the mediation, a settlement agreement has been reached with respect to all outstanding state and federal cases, except one case pending in state court. The terms of the settlement agreement provide that the pending cases will either be dismissed or, with respect to certain specified cases, plaintiffs’ attorney may withdraw as counsel in lieu of dismissal. As a result of this agreement, the Company included a charge with respect to the state and federal litigation in its financial statements for the year ended December 31, 2010. The parties are working to effectuate the terms of the settlement agreement. On August 1, 2011, final judgments were entered dismissing with prejudice the claims of any remaining plaintiffs in the Federal court cases.

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010.

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Aluchua County, Florida by residential real property owners located in neighborhoods adjacent to the former utility pole treatment plant in Gainesville. The complaint named the Company, Koppers Inc., Beazer East and several other parties as defendants. The complaint alleges that chemicals and contaminants from the plant have contaminated plaintiffs’ properties, have caused property damage and have placed residents and owners of the properties at an elevated risk of exposure to the alleged chemicals. The complaint seeks injunctive relief and compensatory damages for diminution in property values and loss of use and enjoyment. The case was removed to the United States District Court for the Northern District of Florida in December 2010, and plaintiffs have requested that the case be remanded back to state court. A final ruling in this matter has not been handed down by the court.

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

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Period Ended
	June 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$3.0	$0.0
Accrual of reserves	0.0	3.0

Balance at end of period	$3.0	$3.0

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

Contamination has been identified at most manufacturing and other sites of the Company’s subsidiaries. Two sites currently owned and operated by Koppers Inc. in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. is also conducting an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company re-estimated its share of the remediation costs during the second quarter of 2011 and reduced its reserve by $0.6 million. The Company’s has remaining reserve for this matter was $0.2 million as of June 30, 2011.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the tar distillation facility of Koppers Inc. in Clairton, Pennsylvania. In July 2010, Koppers Inc. reached a final settlement of the fine with the PADEP and executed a consent order with the PADEP. Koppers Inc. also agreed to undertake certain engineering and capital improvements and agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton. The sewer line construction was completed as of the end of the second quarter 2011.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. The Company finalized this agreement in the second quarter of 2011. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $9.1 million at June 30, 2011 and has recorded a receivable from the owner of the adjacent property of $7.5 million at June 30, 2011.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. With respect to a closed facility in Thornton, Australia, the sale of the property was completed in March 2010 and the buyer assumed all remediation liabilities. Accordingly, the accrual for remediation at this site was reduced in 2010 and resulted in a decrease to cost of sales of $2.9 million. The Company has reserved $1.4 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Period Ended
	June 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$6.6	$10.7
Expense	0.6	1.2
Reduction of reserves	(1.6)	(4.3)
Cash expenditures	(1.2)	(1.5)
Assumed remediation liability in exchange for cash	7.5	0.0
Currency translation	0.1	0.5

Balance at end of year	$12.0	$6.6

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$224.4	$13.1	$163.3	$(7.2)	$393.6
Cost of sales including depreciation and amortization	0.0	194.2	(0.9)	142.4	2.1	337.8
Selling, general and administrative	0.2	10.4	0.5	7.6	0.0	18.7
Operating profit (loss)	(0.2)	19.8	13.5	13.3	(9.3)	37.1
Other income (expense)	20.1	0.1	0.0	0.0	(20.1)	0.1
Interest expense (income)	0.2	6.9	0.0	1.1	(1.5)	6.7
Income taxes	(0.1)	8.1	0.2	2.4	0.0	10.6
Income from continuing operations	19.8	4.9	13.3	9.8	(27.9)	19.9
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$19.8	$4.9	$13.3	$9.7	$(27.9)	$19.8

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$193.1	$15.6	$131.0	$(12.6)	$327.1
Cost of sales including depreciation and amortization	0.0	170.7	8.9	109.1	(9.4)	279.3
Selling, general and administrative	0.5	7.2	0.6	6.7	0.0	15.0
Operating profit (loss)	(0.5)	15.2	6.1	15.2	(3.2)	32.8
Other income (expense)	16.4	0.0	(0.1)	0.2	(16.4)	0.1
Interest expense (income)	0.0	7.0	0.0	1.0	(1.1)	6.9
Income taxes	(0.2)	6.5	0.1	3.3	0.0	9.7
Income from continuing operations	16.1	1.7	5.9	11.1	(18.5)	16.3
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0
Net income attributable to Koppers	$16.1	$1.7	$5.7	$11.1	$(18.5)	$16.1

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$413.6	$32.0	$326.0	$(18.9)	$752.7
Cost of sales including depreciation and amortization	0.0	370.1	12.6	283.6	(8.1)	658.2
Selling, general and administrative	0.5	20.0	1.0	15.1	0.0	36.6
Operating profit (loss)	(0.5)	23.5	18.4	27.3	(10.8)	57.9
Other income (expense)	29.1	0.1	0.0	0.1	(29.1)	0.2
Interest expense (income)	0.1	13.8	0.0	2.5	(2.8)	13.6
Income taxes	(0.2)	10.2	0.2	5.4	0.0	15.6
Income from continuing operations	28.7	(0.4)	18.2	19.5	(37.1)	28.9
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2
Net income attributable to Koppers	$28.7	$(0.4)	$18.2	$19.3	$(37.1)	$28.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$353.7	$25.1	$245.7	$(23.1)	$601.4
Cost of sales including depreciation and amortization	0.0	319.4	14.1	204.7	(18.8)	519.4
Selling, general and administrative	1.1	15.9	2.5	12.9	0.0	32.4
Operating profit (loss)	(1.1)	18.4	8.5	28.1	(4.3)	49.6
Other income (expense)	24.1	0.1	(0.2)	1.9	(24.1)	1.8
Interest expense (income)	0.0	14.0	0.0	2.2	(2.4)	13.8
Income taxes	(0.4)	7.6	0.2	6.5	0.0	13.9
Income from continuing operations	23.4	(3.1)	8.1	21.3	(26.0)	23.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$23.4	$(3.1)	$7.9	$21.2	$(26.0)	$23.4

Condensed Consolidating Balance Sheet

June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$53.6	$0.0	$53.6
Accounts receivable, net	7.0	105.0	480.7	124.6	(527.8)	189.5
Inventories, net	0.0	89.8	0.0	72.3	0.0	162.1
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	8.4	0.2	18.5	0.0	27.1
Total current assets	7.0	210.6	479.4	269.0	(527.8)	438.2
Equity investments	122.4	77.1	26.2	22.8	(224.8)	23.7
Property, plant and equipment, net	0.0	95.8	0.0	76.6	0.0	172.4
Goodwill	0.0	40.1	0.0	34.5	0.0	74.6
Deferred tax assets	0.0	62.2	(43.8)	4.5	0.0	22.9
Other noncurrent assets	0.0	20.0	0.1	9.2	0.0	29.3
Total assets	$129.4	$505.8	$461.9	$416.6	$(752.6)	$761.1
LIABILITIES AND EQUITY
Accounts payable	$0.1	$504.5	$12.4	$114.6	$(527.7)	$103.9
Accrued liabilities	4.4	(5.9)	34.8	55.7	0.0	89.0
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0
Total current liabilities	4.5	498.6	47.2	170.3	(527.7)	192.9
Long-term debt	0.0	310.0	0.0	0.0	0.0	310.0
Other long-term liabilities	0.0	95.3	2.9	23.5	0.0	121.7
Total liabilities	4.5	903.9	50.1	193.8	(527.7)	624.6
Koppers stockholders’ equity	124.9	(398.1)	411.8	211.2	(224.9)	124.9
Noncontrolling interests	0.0	0.0	0.0	11.6	0.0	11.6
Total liabilities and equity	$129.4	$505.8	$461.9	$416.6	$(752.6)	$761.1

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$26.9	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	460.9	107.2	(524.2)	140.8
Inventories, net	0.0	78.3	1.2	85.9	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	15.8	0.0	23.0
Total current assets	16.6	181.3	460.9	235.8	(524.2)	370.4
Equity investments	76.7	77.1	26.2	3.8	(179.1)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	73.5	0.0	168.2
Goodwill	0.0	39.5	0.0	32.6	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	4.5	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	6.2	(0.1)	27.7
Total assets	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$15.1	$104.5	$(524.2)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	27.4	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.9	0.0	1.0
Total current liabilities	4.6	486.3	49.9	132.8	(524.2)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	3.0	21.9	0.0	124.5
Total liabilities	4.6	881.3	52.9	154.7	(524.2)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.4	190.5	(179.2)	88.7
Noncontrolling interests	0.0	0.0	0.0	11.2	0.0	11.2
Total liabilities and equity	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.1	$(12.8)	$0.0	$29.5	$0.0	$25.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.6)	0.0	(3.6)	0.0	(13.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.1

Net cash provided by (used in) investing activities	0.0	(9.5)	0.0	(3.6)	0.0	(13.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.4	0.0	(0.9)	0.0	13.5
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(9.1)	0.0	0.0	0.0	0.0	(9.1)

Net cash provided by (used in) financing activities	(9.1)	13.9	0.0	(0.9)	0.0	3.9
Effect of exchange rates on cash	0.0	0.0	0.0	1.7	0.0	1.7

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	26.7	0.0	18.3
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$53.6	$0.0	$53.6

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.7	$23.4	$0.0	$4.0	$(4.5)	$32.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(5.5)	0.0	(24.5)	0.0	(30.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	1.6	0.0	1.7

Net cash provided by (used in) investing activities	0.0	(5.4)	0.0	(22.9)	0.0	(28.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(26.1)	0.0	0.0	0.0	(26.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(9.0)	(4.5)	0.0	(5.0)	4.5	(14.0)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0		(0.9)

Net cash provided by (used in) financing activities	(9.9)	(31.0)	0.0	(5.0)	4.5	(41.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.3)	0.0	(3.2)

Net increase (decrease) in cash and cash equivalents	(0.2)	(12.9)	0.0	(27.2)	0.0	(40.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$18.1	$0.0	$18.1

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$224.4	$13.1	$116.7	$50.9	$(11.5)	$393.6
Cost of sales including depreciation and amortization	0.0	194.2	(0.9)	100.3	25.2	19.0	337.8
Selling, general and administrative	0.2	10.4	0.5	5.4	2.2	0.0	18.7
Operating profit (loss)	(0.2)	19.8	13.5	11.0	23.5	(30.5)	37.1
Other income (expense)	20.1	0.1	0.0	0.1	(0.1)	(20.1)	0.1
Interest expense (income)	0.2	6.9	0.0	1.7	0.0	(2.1)	6.7
Income taxes	(0.1)	8.1	0.2	2.5	(0.1)	0.0	10.6
Income from continuing operations	19.8	4.9	13.3	6.9	23.5	(48.5)	19.9
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$19.8	$4.9	$13.3	$6.9	$23.4	$(48.5)	$19.8

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$193.1	$15.6	$89.9	$42.7	$(14.2)	$327.1
Cost of sales including depreciation and amortization	0.0	170.7	8.9	69.2	38.6	(8.1)	279.3
Selling, general and administrative	0.5	7.2	0.6	5.1	1.6	0.0	15.0
Operating profit (loss)	(0.5)	15.2	6.1	15.6	2.5	(6.1)	32.8
Other income (expense)	16.4	0.0	(0.1)	0.1	0.1	(16.4)	0.1
Interest expense (income)	0.0	7.0	0.0	0.7	0.3	(1.1)	6.9
Income taxes	(0.2)	6.5	0.1	3.3	0.0	0.0	9.7
Income from continuing operations	16.1	1.7	5.9	11.7	2.3	(21.4)	16.3
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net income attributable to Koppers	$16.1	$1.7	$5.7	$11.7	$2.3	$(21.4)	$16.1

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$413.6	$32.0	$224.5	$107.0	$(24.4)	$752.7
Cost of sales including depreciation and amortization	0.0	370.1	12.7	191.7	75.6	8.1	658.2
Selling, general and administrative	0.5	20.0	1.0	10.7	4.4	0.0	36.6
Operating profit (loss)	(0.5)	23.5	18.3	22.1	27.0	(32.5)	57.9
Other income (expense)	29.1	0.1	0.0	0.1	0.0	(29.1)	0.2
Interest expense (income)	0.1	13.8	0.0	3.0	0.6	(3.9)	13.6
Income taxes	(0.2)	10.2	0.2	5.3	0.1	0.0	15.6
Income from continuing operations	28.7	(0.4)	18.1	13.9	26.3	(57.7)	28.9
Noncontrolling interests	0.0	0.0	0.0	0.0	0.2	0.0	0.2
Net income attributable to Koppers	$28.7	$(0.4)	$18.1	$13.9	$26.1	$(57.7)	$28.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$353.7	$25.1	$177.6	$71.7	$(26.7)	$601.4
Cost of sales including depreciation and amortization	0.0	319.4	14.1	140.0	65.3	(19.4)	519.4
Selling, general and administrative	1.1	15.9	2.5	10.2	2.7	0.0	32.4
Operating profit (loss)	(1.1)	18.4	8.5	27.4	3.7	(7.3)	49.6
Other income (expense)	24.1	0.1	(0.2)	1.7	0.2	(24.1)	1.8
Interest expense (income)	0.0	14.0	0.0	1.9	0.4	(2.5)	13.8
Income taxes	(0.4)	7.6	0.2	6.5	0.0	0.0	13.9
Income from continuing operations	23.4	(3.1)	8.1	20.7	3.5	(28.9)	23.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$23.4	$(3.1)	$7.9	$20.7	$3.4	$(28.9)	$23.4

Condensed Consolidating Balance Sheet

June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$37.8	$15.8	$0.0	$53.6
Accounts receivable, net	7.0	105.0	480.7	61.2	70.7	(535.1)	189.5
Inventories, net	0.0	89.8	0.0	59.6	12.7	0.0	162.1
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	8.4	0.2	12.3	6.2	0.0	27.1
Total current assets	7.0	210.6	479.4	170.9	105.4	(535.1)	438.2
Equity investments	122.4	77.1	26.2	20.4	33.5	(255.9)	23.7
Property, plant and equipment, net	0.0	95.8	0.0	48.9	27.7	0.0	172.4
Goodwill	0.0	40.1	0.0	26.7	7.8	0.0	74.6
Deferred tax assets	0.0	62.2	(43.8)	5.3	(0.8)	0.0	22.9
Other noncurrent assets	0.0	20.0	0.1	4.1	5.1	0.0	29.3
Total assets	$129.4	$505.8	$461.9	$276.3	$178.7	$(791.0)	$761.1
LIABILITIES AND EQUITY
Accounts payable	$0.1	$504.5	$12.6	$94.3	$27.5	$(535.1)	$103.9
Accrued liabilities	4.4	(5.9)	34.8	27.8	27.9	0.0	89.0
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Total current liabilities	4.5	498.6	47.4	122.1	55.4	(535.1)	192.9
Long-term debt	0.0	310.0	0.0	0.0	0.0	0.0	310.0
Other long-term liabilities	0.0	95.3	2.9	14.9	8.6	0.0	121.7
Total liabilities	4.5	903.9	50.3	137.0	64.0	(535.1)	624.6
Koppers stockholders’ equity	124.9	(398.1)	411.6	139.3	103.1	(255.9)	124.9
Noncontrolling interests	0.0	0.0	0.0	0.0	11.6	0.0	11.6
Total liabilities and equity	$129.4	$505.8	$461.9	$276.3	$178.7	$(791.0)	$761.1

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	457.4	81.3	67.2	(562.0)	140.8
Inventories, net	0.0	78.3	1.2	71.3	14.6	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	8.8	7.0	0.0	23.0
Total current assets	16.6	181.3	457.4	176.1	101.0	(562.0)	370.4
Equity investments	76.7	77.1	26.2	19.4	13.7	(208.4)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	46.9	26.6	0.0	168.2
Goodwill	0.0	39.5	0.0	25.4	7.2	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	5.3	(0.8)	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	0.9	5.1	0.1	27.7
Total assets	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$11.8	$95.9	$49.7	$(562.0)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	20.4	7.0	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.9	0.0	1.0
Total current liabilities	4.6	486.3	46.6	116.3	57.6	(562.0)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	2.9	13.3	8.7	0.0	124.5
Total liabilities	4.6	881.3	49.5	129.6	66.3	(562.0)	569.3
Koppers stockholders’ equity	88.7	(401.7)	390.3	144.4	75.3	(208.3)	88.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.2	0.0	11.2
Total liabilities and equity	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.1	$(12.8)	$0.0	$21.5	$8.0	$0.0	$25.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.6)	0.0	(2.5)	(1.1)	0.0	(13.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.1	(0.1)	0.0	0.1
Net cash provided by (used in) investing activities	0.0	(9.5)	0.0	(2.4)	(1.2)	0.0	(13.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.4	0.0	0.0	(0.9)	0.0	13.5
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(9.1)	0.0	0.0	0.0	0.0	0.0	(9.1)
Net cash provided by (used in) financing activities	(9.1)	13.9	0.0	0.0	(0.9)	0.0	3.9
Effect of exchange rates on cash	0.0	0.0	0.0	4.0	(2.3)	0.0	1.7
Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	23.1	3.6	0.0	18.3
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	14.7	12.2	0.0	35.3
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$37.8	$15.8	$0.0	$53.6

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.7	$23.4	$0.0	$(21.4)	$25.4	$(4.5)	$32.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(5.5)	0.0	(1.9)	(22.6)	0.0	(30.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	1.6	0.0	0.0	1.7
Net cash provided by (used in) investing activities	0.0	(5.4)	0.0	(0.3)	(22.6)	0.0	(28.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(26.1)	0.0	0.0	0.0	0.0	(26.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(9.0)	(4.5)	0.0	0.0	(5.0)	4.5	(14.0)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	0.0	(0.9)
Net cash provided by (used in) financing activities	(9.9)	(31.0)	0.0	0.0	(5.0)	4.5	(41.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(5.2)	1.9	0.0	(3.2)
Net increase (decrease) in cash and cash equivalents	(0.2)	(12.9)	0.0	(26.9)	(0.3)	0.0	(40.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$10.0	$8.1	$0.0	$18.1

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

Our businesses and results of operations were impacted by the global recession starting in late 2008 and continuing through the second quarter of 2011. Certain key end markets experienced significant global reductions in demand that have negatively impacted the profitability for some of our products during that period. During 2010 and 2011 our key end markets showed increased stability for our Carbon Materials & Chemicals business.

During 2009 we saw the idling or closure of several aluminum smelters, particularly in North America and Europe, as global production of aluminum declined over previous levels. However, in late 2010 several North American smelters announced that they were planning to increase production and restart some of their previously idled capacity during 2011, which has benefited our carbon pitch sales volumes thus far in 2011.

For the first six months of 2011, our volumes of carbon pitch have increased in all geographic areas where we operate; however, profit margins for carbon pitch have been reduced in certain regions as coal tar costs have increased in response to reduced availability and higher oil prices, and selling prices for carbon pitch have not increased by large enough amounts to recover the increases in raw material costs. We expect this reduction in margins to improve as we move through 2011, as certain pitch contracts with semi-annual pricing formulas will increase based on raw material increases.

Our carbon black and naphthalene products in Australia have been experiencing reduced profitability due primarily to the strengthening of the Australian dollar relative to the United States dollar, as the majority of sales for these products are exported and are denominated in U.S. dollars. We do not expect this situation to improve unless the Australian dollar weakens relative to the U.S. dollar.

Our railroad business was down in 2010 from an unusually strong prior year as we believe the railroads reduced their untreated crosstie purchases and treating volumes in order to reduce inventory levels. However, volumes of crossties have improved significantly in the first six months of 2011 and we expect this trend to continue for at least the next quarter as the railroads return to more normal inventory levels and the U.S. economy continues to improve and generate more revenues for our Class I and commercial railroad customers.

We produced lower volumes in 2009 and 2010 as compared to 2008 in many of our products which impacted the capacity utilization at our facilities. Lower throughput volumes combined with increasing pressure for price reductions has led us to review our capacity utilization and has resulted in production cutbacks, from time to time, at certain facilities, which can result in lower margins. To the extent these trends continue, we may temporarily idle or permanently close facilities. For example, in December 2009 we announced the sale of our Gainesville utility pole treatment plant, and in the fourth quarter of 2010 we recorded impairment and related charges of $2.2 million related to a wood treating plant in the United States. Utility pole markets are expected to continue to remain competitive with resulting low margins. We will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market and will reduce market share if warranted.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However over the past few years our coal tar costs have been impacted by oil prices, which results in higher costs for our coal tar when oil prices increase.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

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

Results of Operations – Comparison of Three Months Ended June 30, 2011 and 2010

Consolidated Results

Net sales for the three months ended June 30, 2011 and 2010 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$256.2	$208.4	+23%
Railroad & Utility Products	137.4	118.7	+16%
	$393.6	$327.1	+20%

CM&C net sales increased by $47.8 million or 23 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+2%	+1%	+4%	+7%
Distillates(b)	+3%	+1%	+1%	+5%
Coal Tar Chemicals(c)	+3%	0%	+1%	+4%
Other(d)	-1%	+5%	+3%	+7%
Total CM&C	+7%	+7%	+9%	+23%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ volumes increased one percent due to increased demand in North America. The volume increases are due to increased aluminum production as a result of smelter restarts in 2011. Pricing for carbon materials increased two percent in response to higher raw material costs.

Distillate pricing for carbon black feedstock increased three percent due to higher average worldwide oil prices as compared to the prior year. Distillate volumes increased one percent as higher volumes of creosote sold to third parties in North America more than offset reduced carbon black feedstock volumes in China of two percent.

For coal tar chemicals, an increase in phthalic anhydride prices of three percent was driven by higher oil prices. With respect to other products, volumes for miscellaneous chemical products in China increased three percent as compared to the prior year period.

R&UP net sales increased by $18.7 million or 16 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+5%	+5%	0%	+10%
TSO Crossties(b)	+4%	–5%	0%	–1%
Distribution Poles	+1%	+1%	+1%	+3%
Other(c)	0%	+3%	+1%	+4%
Total R&UP	+10%	+4%	+2%	+16%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes joint bar products, creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volumes and prices for railroad crossties each increased five percent for the three months ended June 30, 2011, driven by higher purchases from both commercial and Class I railroad customers. Price increases for treating services increased four percent mainly as a result of adding borate treatment to some of our crossties, while volumes for treating services decreased five percent as the railroads reduced their treated tie inventories. With respect to other products, higher volumes of three percent in the U.S. were realized primarily as a result of the acquisition of the Portec Rail Products, Inc. rail joint bar business in December 2010.

Cost of sales as a percentage of net sales was 84 percent for the quarter ended June 30, 2011 and 83 percent for the quarter ended June 30, 2010. Overall, cost of sales increased $58.6 million between periods due primarily to higher costs and volumes for coal tar.

Depreciation and amortization for the quarter ended June 30, 2011 was $0.1 million lower when compared to the prior year period due partially to fully amortized property, plant and equipment.

Selling, general and administrative expenses for the quarter ended June 30, 2011 were $3.7 million higher when compared to the prior year period primarily due to higher salary expense of $2.2 million, higher stock-based compensation expense of $0.5 million and higher consulting expense of $0.7 million related to acquisition integration and information technology projects. The higher salary expense is principally driven by higher management incentive accruals and additional headcount due to acquisitions.

Interest expense for the quarter ended June 30, 2011 was $0.2 million lower when compared to the prior year period.

Income taxes for the quarter ended June 30, 2011 were $0.9 million higher when compared to the prior year period due primarily to an increase in income before taxes of $4.5 million. The Company’s effective income tax rate for the quarter ended June 30, 2011 was 34.9 percent as compared to the prior year period of 37.3 percent. The reduction in rate was due primarily to the mix of earnings weighted to the lower tax rate jurisdictions in 2011 compared to 2010.

Segment Results

Segment operating profit for the three months ended June 30, 2011 and 2010 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$24.5	$21.4	+14%
Railroad & Utility Products	12.8	11.9	+8%
Corporate	(0.2)	(0.5)	+60%
	$37.1	$32.8	+13%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.6%	10.3%	–0.7%
Railroad & Utility Products	9.3%	10.0%	–0.7%
	9.4%	10.0%	–0.6%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended June 30, 2011 and 2010 is summarized in the following table:

	Three months ended June 30,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$97.8	$82.8	+18%
Europe	74.4	64.0	+16%
Australia	48.8	31.4	+56%
China	37.4	32.3	+16%
Intrasegment	(2.2)	(2.1)	–5%
	$256.2	$208.4	+23%
Operating profit:
North America	$14.7	$13.2	+11%
Europe	7.9	6.6	+20%
Australia	2.1	2.5	–16%
China	(0.2)	(0.5)	+60%
Intrasegment	0.0	(0.4)	n/a
	$24.5	$21.4	+14%

North American CM&C sales increased by $15.0 million due primarily to higher volumes for pitch and creosote and higher prices for phthalic anhydride totaling $17.5 million, which were partially offset by lower pricing for pitch totaling $1.5 million. Operating profit as a percentage of net sales decreased to 15 percent from 16 percent for the prior year due to an $0.9 million impact from a reduction in our self-insured retention liabilities as a result of favorable claims experience in the prior year quarter. Additionally, the impact of higher prices for phthalic anhydride was largely offset by higher volumes of carbon pitch at lower prices compared to the prior year quarter.

European CM&C sales increased by $10.4 million due primarily to higher pricing for carbon black feedstock totaling $4.9 million combined with positive foreign currency translation totaling $8.2 million. Operating profit as a percentage of net sales was 11 percent compared to 10 percent in the prior year quarter.

Australian CM&C sales increased by $17.4 million due primarily to foreign currency translation resulting in an increase in sales of $9.1 million combined with higher volumes of carbon pitch and carbon black totaling $8.4 million. Operating profit as a percentage of net sales decreased to four percent from eight percent in the prior year quarter due primarily to lower profit from the negative impact of the stronger Australian dollar on carbon black sales denominated in U.S. currency combined with higher raw material costs.

Chinese CM&C sales increased by $5.1 million due primarily to higher volumes of miscellaneous products totaling $5.4 million as lower volumes for carbon pitch were offset by higher pricing for carbon pitch. Operating profit for both quarters was negative as higher raw material costs have not been able to be fully passed along to customers in higher selling prices.

Railroad & Utility Products sales for the three months ended June 30, 2011 increased by $18.7 million compared to the prior year period as higher volumes for crossties and higher pricing for crossties and treating services totaling $14.8 million more than offset lower volumes for treating services of $5.9 million. Additionally, sales volumes for other products increased by $6.0 million due primarily to incremental sales of rail joint bar products as a result of the Portec Rail Products, Inc. acquisition in December 2010. Operating profit as a percentage of net sales decreased to nine percent from ten percent in the prior year due primarily to a $1.3 million impact from a reduction in our self-insured retention liabilities as a result of favorable claims experience in the prior year quarter.

Results of Operations – Comparison of Six Months Ended June 30, 2011 and 2010

Consolidated Results

Net sales for the six months ended June 30, 2011 and 2010 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$492.4	$381.7	+29%
Railroad & Utility Products	260.3	219.7	+19%
	$752.7	$601.4	+25%

CM&C net sales increased by $110.7 million or 29 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+1%	+8%	+3%	+12%
Distillates(b)	+3%	+2%	+1%	+6%
Coal Tar Chemicals(c)	+3%	0%	+1%	+4%
Other(d)	0%	+5%	+2%	+7%
Total CM&C	+7%	+15%	+7%	+29%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ volumes increased eight percent due to the acquisition in the Netherlands and increased worldwide demand for aluminum products.

Distillate pricing and volumes increased three percent and two percent, respectively, due to increased volumes for creosote and increased pricing for carbon black feedstock driven by higher average worldwide oil prices as compared to the prior year. A portion of the increased volumes also related to the acquisition in the Netherlands on March 1, 2010.

For coal tar chemicals, an increase in phthalic anhydride prices of three percent was driven by higher oil prices. With respect to other products, volumes for miscellaneous chemical products in China increased three percent as compared to the prior year period.

R&UP net sales increased by $40.6 million or 19 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+5%	+8%	0%	+13%
TSO Crossties(b)	+3%	–4%	0%	–1%
Distribution Poles	+1%	0%	0%	+1%
Other(c)	0%	+5%	+1%	+6%
Total R&UP	+9%	+9%	+1%	+19%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes joint bar products, creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales prices and volumes for railroad crossties increased five and eight percent, respectively for the six months ended June 30, 2011, driven by higher purchases from both commercial and Class I railroad customers. Price increases for treating services increased three percent as a result of adding borate treatment to some of our crossties, and volumes for treating services decreased four percent as railroads reduced treated tie inventories. With respect to other products, higher volumes of five percent in the U.S. were realized primarily as a result of the acquisition of the Portec Rail Products, Inc. rail joint bar business in December 2010.

Cost of sales as a percentage of net sales was 86 percent for the six months ended June 30, 2011 and 84 percent for the six months ended June 30, 2010. Overall, cost of sales increased $138.5 million between periods. Cost of sales in 2010 was favorably impacted, on a net basis, by a $2.2 million reduction in our self-insured retention liabilities as a result of favorable claims experience.

Depreciation and amortization for the six months ended June 30, 2011 was $0.3 million higher when compared to the prior year period due partially to additional depreciation expense from Koppers Netherlands, which was acquired in March 2010, partially offset by fully amortized property, plant and equipment.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $4.2 million higher when compared to the prior year period due to the addition of six months of expenses in 2011 related to businesses purchased during 2010, higher management incentive accruals and higher stock compensation expense.

Interest expense for the six months ended June 30, 2011 was $0.2 million lower when compared to the prior year period.

Income taxes for the six months ended June 30, 2011 were $1.7 million higher when compared to the prior year period due primarily to an increase in income before taxes of $6.9 million. The Company’s effective income tax rate for the six months ended June 30, 2011 was 35.2 percent as compared to the prior year period of 36.9 percent. The reduction in the rate was due primarily to the mix of earnings weighted to the lower tax rate jurisdictions in 2011 compared to 2010.

Segment Results

Segment operating profit for the six months ended June 30, 2011 and 2010 is summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$38.1	$32.1	+19%
Railroad & Utility Products	20.3	18.6	+9%
Corporate	(0.5)	(1.1)	+55%
	$57.9	$49.6	+17%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	7.7%	8.4%	–0.7%
Railroad & Utility Products	7.8%	8.5%	–0.7%
	7.7%	8.2%	–0.5%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the six months ended June 30, 2011 and 2010 is summarized in the following table:

	Six months ended June 30,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$173.5	$151.1	+15%
Europe	143.9	109.8	+31%
Australia	94.6	69.3	+37%
China	82.7	55.6	+49%
Intrasegment	(2.3)	(4.1)	+44%
	$492.4	$381.7	+29%
Operating profit:
North America	$15.8	$15.9	0%
Europe	15.5	11.6	+34%
Australia	5.8	5.2	+12%
China	1.1	(0.4)	+375%
Intrasegment	(0.1)	(0.2)	+50%
	$38.1	$32.1	+19%

North American CM&C sales increased by $22.4 million due primarily to higher volumes for pitch and creosote and higher prices for phthalic anhydride totaling $25.7 million, which were partially offset by lower pricing for pitch totaling $4.7 million. Operating profit as a percentage of net sales decreased to nine percent from 11 percent for the prior year, reflecting the impact of lower pitch prices, first quarter demurrage costs and higher bonus accruals, which more than offset the impact of higher prices for phthalic anhydride. Additionally, prior year operating profit was negatively impacted by $1.8 million of expensed acquisition costs related to the acquisition in the Netherlands and positively impacted by $0.9 million from a reduction in our self-insured retention liabilities as a result of favorable claims experience.

European CM&C sales increased by $34.1 million due primarily to the acquisition in the Netherlands, higher volumes for carbon pitch in the United Kingdom of $4.5 million, and higher prices for carbon black feedstock totaling $8.0 million. Operating profit as a percentage of net sales was 11 percent, the same as in the prior year.

Australian CM&C sales increased by $25.3 million due primarily to positive foreign currency translation resulting in an increase in sales of $14.2 million combined with higher volumes of carbon pitch and carbon black totaling $10.8 million. Operating profit as a percentage of net sales decreased to six percent from eight percent in the prior year quarter due to lower profit from the negative impact of the stronger Australian dollar on carbon black sales denominated in U.S. currency combined with higher raw material costs.

Chinese CM&C sales increased by $27.1 million due primarily to higher volumes and prices for carbon pitch totaling $14.8 million combined with higher volumes of miscellaneous products totaling $10.7 million. Operating profit as a percentage of sales increased to one percent from zero percent in the prior year to date period due to profit from the sale of technology of $0.9 million combined with higher pricing for carbon pitch sold into the Middle East.

Railroad & Utility Products sales for the six months ended June 30, 2011 increased by $40.6 million as compared to the prior year period due primarily to higher volumes and prices for crossties totaling $27.7 million combined with higher sales volumes for other products of $14.1 million which was the result of incremental sales of rail joint bar products as a result of the Portec Rail Products, Inc. acquisition in December 2010. Operating profit as a percentage of net sales decreased to eight percent from nine percent in the prior year as an environmental reserve reduction of $2.9 million related to the sale of a treating plant in Australia, combined with an insurance reserve reduction impact of $1.3 million in the prior year period more than offset the positive impact from higher crosstie pricing and volumes for the six months ended June 30, 2011.

Cash Flow

Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $32.6 million for the six months ended June 30, 2010. The decrease of $6.8 million in net cash provided by operations is due primarily to higher working capital requirements partially offset by higher net income as compared to prior periods.

Net cash used in investing activities was $13.1 million for the six months ended June 30, 2011 as compared to net cash used in investing activities of $28.3 million for the six months ended June 30, 2010. The first six months of 2010 included the acquisition of Koppers Netherlands totaling $22.0 million partially offset by the proceeds from the sale of an Australian property for $1.6 million.

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2011 as compared to net cash used in financing activities of $41.4 million for the six months ended June 30, 2010. The first six months of 2010 included the repayment of borrowing on the revolving credit facility of $26.0 million as compared to net borrowings on the revolving credit facility of $14.5 million for the first six months of 2011.

Dividends paid were $9.1 million for the six months ended June 30, 2011 as compared to dividends paid of $14.0 million for the six months ended June 30, 2010. The dividends in both periods reflect a quarterly dividend rate of 22 cents per common share on Koppers Holdings common stock. In addition, for the six months ended June 30, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

On August 3, 2011, our board of directors declared a quarterly dividend of 22 cents per common share, payable on October 7, 2011 to shareholders of record as of August 15, 2011.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. In addition, the terms of Koppers Inc.’s revolving credit facility and the terms of Koppers Inc.’s 7 7/8% Senior Notes due 2019 (the “Senior Notes”) indenture place restrictions on the amount of dividends it may pay to Koppers Holdings. The amount of permitted dividends under the revolving credit facility is generally limited by Koppers Inc.’s fixed charge coverage ratio covenant, among other terms. The amount of permitted dividends under the Senior Note indenture is primarily determined by a derived basket. The basket is based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary.

Notwithstanding the foregoing, the Senior Notes indenture permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2011, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $182.3 million.

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

As of June 30, 2011, we had $267.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2011, $10.9 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2011 (dollars in millions):

Cash and cash equivalents	$53.6
Amount available under revolving credit facility	267.2
Amount available under other credit facilities	15.7
Total estimated liquidity	$336.5

Our estimated liquidity was $302.6 million at December 31, 2010.

As of June 30, 2011, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2011, excluding acquisitions, are expected to total approximately $32 million. In addition, our 60-percent owned subsidiary in China has issued a guarantee of $18.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) located in the Hebei Province of China. The guarantee relates to bank debt incurred by TKK which matures in August 2011. Based on current credit conditions in China, it is likely that the joint venture partners will provide bridge loans to TKK when the bank debt matures in August. Accordingly, the Company has reflected the full amount of the guarantee with an offsetting amount to equity investment at June 30, 2011.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2011 was 2.4.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at June 30, 2011 was 1.74.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at June 30, 2011 was 0.0.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At June 30, 2011, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

12.1***	Computation of ratio of earnings to fixed charges

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

***	Filed herewith
†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 4, 2011	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)