Form 10-Q
period 2011-09-30
Koppers Holdings Inc.
filed 2011-11-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01 per share, outstanding at October 31, 2011 amounted to 20,603,049 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$401.0	$336.3	$1,153.7	$937.7
Cost of sales (excluding items below)	333.9	280.4	978.4	786.4
Depreciation and amortization	7.1	7.0	20.8	20.4
Selling, general and administrative expenses	19.7	15.4	56.3	47.8

Operating profit	40.3	33.5	98.2	83.1
Other income (loss)	0.4	0.0	0.6	1.8
Interest expense	6.7	6.6	20.3	20.4

Income before income taxes	34.0	26.9	78.5	64.5
Income taxes	11.3	11.1	26.9	25.0

Income from continuing operations	22.7	15.8	51.6	39.5
Loss on sale of discontinued operations, net of tax benefit of $0.1	0.0	0.0	0.0	(0.2)

Net income	22.7	15.8	51.6	39.3
Net income attributable to noncontrolling interests	0.3	0.2	0.5	0.3

Net income attributable to Koppers	$22.4	$15.6	$51.1	$39.0
Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$1.08	$0.76	$2.48	$1.91
Discontinued operations	0.00	0.00	0.00	(0.01)

Earnings per basic common share	$1.08	$0.76	$2.48	$1.90
Diluted –
Continuing operations	$1.08	$0.75	$2.46	$1.90
Discontinued operations	0.00	0.00	0.00	(0.01)

Earnings per diluted common share	$1.08	$0.75	$2.46	$1.89
Weighted average shares outstanding (in thousands):
Basic	20,603	20,566	20,598	20,533
Diluted	20,746	20,648	20,749	20,666
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
(Dollars in millions, except share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$59.2	$35.3
Accounts receivable, net of allowance of $0.8 and $0.5	179.5	128.9
Income tax receivable	0.0	11.9
Inventories, net	167.1	165.4
Deferred tax assets	5.9	5.9
Other current assets	23.7	23.0

Total current assets	435.4	370.4
Equity in non-consolidated investments	4.9	4.7
Property, plant and equipment, net	168.8	168.2
Goodwill	72.3	72.1
Deferred tax assets	20.1	26.1
Other assets	27.7	27.7

Total assets	$729.2	$669.2
Liabilities
Accounts payable	$96.8	$87.9
Accrued liabilities	59.7	55.4
Dividends payable	5.2	5.1
Short-term debt and current portion of long-term debt	0.0	1.0

Total current liabilities	161.7	149.4
Long-term debt	310.6	295.4
Accrued postretirement benefits	76.5	86.1
Other long-term liabilities	38.4	38.4

Total liabilities	587.2	569.3
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,309,210 and 21,278,480 shares issued	0.2	0.2
Additional paid-in capital	141.2	137.0
Retained earnings (deficit)	25.5	(11.7)
Accumulated other comprehensive loss	(12.1)	(12.3)
Treasury stock, at cost, 706,161 and 700,203 shares	(24.8)	(24.5)

Total Koppers shareholders’ equity	130.0	88.7
Noncontrolling interests	12.0	11.2

Total equity	142.0	99.9

Total liabilities and equity	$729.2	$669.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$51.6	$39.3
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	20.8	20.4
Gain on sale of fixed assets	(0.2)	(1.0)
Deferred income taxes	4.2	3.9
Equity income, net of dividends received	(0.2)	0.1
Change in other liabilities	(3.2)	(5.6)
Non-cash interest expense	1.2	1.3
Stock-based compensation	3.7	2.5
Other	(2.9)	0.4
(Increase) decrease in working capital:
Accounts receivable	(50.8)	(35.2)
Inventories	(2.5)	12.6
Accounts payable	9.5	6.9
Accrued liabilities and other working capital	13.3	18.7

Net cash provided by operating activities	44.5	64.3
Cash provided by (used in) investing activities:
Capital expenditures	(19.6)	(13.7)
Acquisitions, net of cash acquired	(1.0)	(19.9)
Net cash proceeds from divestitures and asset sales	0.7	1.9

Net cash used in investing activities	(19.9)	(31.7)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	165.2	138.9
Repayments of revolving credit	(150.2)	(178.9)
Repayments of long-term debt	(1.0)	(0.1)
Issuances of Common Stock	0.2	0.0
Repurchases of Common Stock	(0.2)	(0.9)
Payment of deferred financing costs	(0.5)	(0.4)
Dividends paid	(13.6)	(18.5)

Net cash used in financing activities	(0.1)	(59.9)
Effect of exchange rate changes on cash	(0.6)	2.0

Net increase (decrease) in cash and cash equivalents	23.9	(25.3)
Cash and cash equivalents at beginning of year	35.3	58.4

Cash and cash equivalents at end of period	$59.2	$33.1

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

2. Dividends

On November 2, 2011, the Company’s board of directors declared a quarterly dividend of 22 cents per common share, payable on January 6, 2012 to shareholders of record as of November 14, 2011.

3. Business Acquisition

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

Acquisition expenses were $0.0 million and $1.8 million for the three months and nine months ended September 30, 2010, respectively, and are charged to selling, general and administrative expenses.

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

Pro-forma information – The consolidated pro forma results of operations if the above acquisitions had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $343.3 million and operating profit of $34.3 million for the three months ended September 30, 2010 and pro forma revenue of $965.6 million and operating profit of $83.7 million for the nine months ended September 30, 2010.

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$59.2	$59.2	$35.3	$35.3
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$326.3	$310.6	$324.5	$296.4

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions)
Net income	$22.7	$15.8	$51.6	$39.3
Other comprehensive income (loss):
Change in currency translation adjustment	(14.9)	20.3	(2.2)	6.9
Change in unrecognized pension transition asset, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Change in unrecognized pension net loss, net of tax	1.0	0.8	2.9	2.5

Total comprehensive income	8.7	36.8	52.1	48.5
Less: comprehensive income attributable to noncontrolling interests	0.3	0.4	0.8	0.6

Comprehensive income attributable to Koppers	$8.4	$36.4	$51.3	$47.9

The following tables present the change in equity for the nine months ended September 30, 2011 and September 30, 2010, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$88.7	$11.2	$99.9
Net income	51.1	0.5	51.6
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	4.1	0.0	4.1
Other comprehensive income	0.2	0.3	0.5
Dividends	(14.0)	0.0	(14.0)
Repurchases of common stock	(0.3)	0.0	(0.3)

Balance at September 30, 2011	$130.0	$12.0	$142.0

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	$43.8	$11.0	$54.8
Net income	39.0	0.3	39.3
Issuance of common stock	3.7	0.0	3.7
Employee stock plans	4.9	0.0	4.9
Other comprehensive income (loss)	8.9	0.3	9.2
Dividends	(13.7)	(0.6)	(14.3)
Repurchases of common stock	(0.9)	0.0	(0.9)

Balance at September 30, 2010	$85.7	$11.0	$96.7

6. Earnings per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of non-vested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings per common share.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$22.4	$15.6	$51.1	$39.0
Less: discontinued operations	0.0	0.0	0.0	(0.2)

Income from continuing operations attributable to Koppers	$22.4	$15.6	$51.1	$39.2

Weighted average common shares outstanding:
Basic	20,603	20,566	20,598	20,533
Effect of dilutive securities	143	82	151	133

Diluted	20,746	20,648	20,749	20,666

Earnings per common share – continuing operations:
Basic earnings per common share	$1.08	$0.76	$2.48	$1.91
Diluted earnings per common share	1.08	0.75	2.46	1.90

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	219	162	103	151

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

The following table shows a summary of the performance stock units outstanding as of September 30, 2011:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2009 – 2011	0	137,144	205,716
2010 – 2011	0	66,600	99,900
2011 – 2012	0	91,004	136,506

The following table shows a summary of the status and activity of non-vested stock awards for the nine months ended September 30, 2011:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2011	121,397	257,002	378,399	$23.31
Granted	60,501	93,115	153,616	$40.41
Credited from dividends	3,627	7,693	11,320	$27.31
Performance stock unit adjustment	0	(50,600)	(50,600)	$38.92
Vested	(23,580)	0	(23,580)	$38.92
Forfeited	(1,619)	(4,003)	(5,622)	$34.51
Non-vested at September 30, 2011	160,326	303,207	463,533	$26.44

Stock options to executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	291,591	$24.63
Granted	73,910	$40.26
Exercised	(7,150)	$29.97
Forfeited	(4,899)	$34.64
Outstanding at September 30, 2011	353,452	$27.65	7.52	$1.3
Exercisable at September 30, 2011	95,568	$34.70	5.76	$0.0

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.5	$0.7	$3.7	$2.5
Less related income tax benefit	0.6	0.3	1.5	1.0

	$0.9	$0.4	$2.2	$1.5

As of September 30, 2011, total future compensation expense related to non-vested stock-based compensation arrangements totaled $8.1 million and the weighted-average period over which this cost is expected to be recognized is approximately 24 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$265.4	$218.4	$757.8	$600.1
Railroad & Utility Products	135.6	117.9	395.9	337.6

Total	$401.0	$336.3	$1,153.7	$937.7
Intersegment revenues:
Carbon Materials & Chemicals	$25.9	$25.1	$71.5	$75.4
Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.9	$5.0	$14.1	$14.2
Railroad & Utility Products	2.2	2.0	6.7	6.2

Total	$7.1	$7.0	$20.8	$20.4
Operating profit:
Carbon Materials & Chemicals	$30.9	$26.1	$69.0	$58.2
Railroad & Utility Products	9.9	7.7	30.2	26.3
Corporate	(0.5)	(0.3)	(1.0)	(1.4)

Total	$40.3	$33.5	$98.2	$83.1

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2011	December 31, 2010
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$521.8	$447.4
Railroad & Utility Products	164.2	154.8
All other	43.2	67.0

Total	$729.2	$669.2
Goodwill:
Carbon Materials & Chemicals	$69.6	$69.6
Railroad & Utility Products	2.7	2.5

Total	$72.3	$72.1

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 33.3 percent and 41.3 percent for the three months ended September 30, 2011 and 2010, respectively. Discrete items included in income taxes for the three months ended September 30, 2011 and September 30, 2010 consisted of a net tax benefit of $(0.9) million and net tax expense of $0.3 million, respectively, due to tax return to provision adjustments and changes in unrecognized tax benefits. The effective tax rate, exclusive of discrete items, for the third quarter of 2011 of 35.6 percent differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+0.9 percent), nondeductible expenses (+0.5 percent) and unrecognized tax benefits (+1.0 percent) partially offset by the taxes on foreign earnings (-0.2 percent) and the domestic manufacturing deduction (-1.9 percent). With respect to the third quarter of

2010, the effective tax rate, exclusive of discrete items, of 40.0 percent differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+3.5 percent), nondeductible expenses (+1.6 percent) and state taxes (+1.2 percent) partially offset by the domestic manufacturing deduction (-1.7 percent).

Income taxes as a percentage of pretax income was 34.3 percent and 38.8 percent for the nine months ended September 30, 2011 and 2010, respectively. Discrete items included in income taxes for the nine months ended September 30, 2011 and September 30, 2010 consisted of a net tax benefit of $(0.9) million and a net tax expense of $0.3 million, respectively, due to tax return to provision adjustments and changes in unrecognized tax benefits. The effective tax rate, exclusive of discrete items, for the first nine months of 2011 of 35.5 percent differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.0 percent), nondeductible expenses (+0.6 percent) and unrecognized tax benefits (+0.9 percent) partially offset by taxes on foreign earnings (-0.7 percent) and the domestic manufacturing deduction (-1.6 percent). With respect to the first nine months of 2010, the effective tax rate, exclusive of discrete items, of 38.2 percent differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+2.1 percent), nondeductible expenses (+1.3 percent) and state taxes (+0.9 percent) partially offset by the domestic manufacturing deduction (-1.9 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2011 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.6 million and $3.5 million, respectively. Unrecognized tax benefits totaled $6.6 million and $6.5 million as of September 30, 2011 and December 31, 2010, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had accrued approximately $0.7 million.

10. Inventories

Net inventories as of September 30, 2011 and December 31, 2010 are summarized in the table below:

	September 30, 2011	December 31, 2010
(Dollars in millions)
Raw materials	$110.7	$107.6
Work in process	17.8	7.6
Finished goods	86.3	95.0

	214.8	210.2
Less revaluation to LIFO	47.7	44.8

Net	$167.1	$165.4

11. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2011 and December 31, 2010 are summarized in the table below:

	September 30, 2011	December 31, 2010
(Dollars in millions)
Land	$6.6	$7.6
Buildings	37.8	36.5
Machinery and equipment	624.3	605.5

	668.7	649.6
Less accumulated depreciation	499.9	481.4

Net	$168.8	$168.2

Since the fourth quarter of 2010, our carbon black facility in Australia has faced an uncertain operating environment that has drawn into question its ability to maintain an acceptable level of long-term profitability without some change in operating structure. As a result, management has spent the past several quarters reviewing various options to restore the carbon black operations to a more stable level of earnings going forward. Unfortunately, the viability of those options has been recently affected by an event occurring in October 2011 related to raw material supply that has left us to conclude that we will likely realize a substantial increase in the cost of our raw material beginning at some point in the fourth quarter of 2011. As a result we expect to recognize a one-time non-cash impairment charge of approximately $22 million in the fourth quarter of 2011.

In addition, this has caused us to re-evaluate our strategic options for this facility moving forward, the conclusion of which will likely result in the Company incurring restructuring and other costs over the next several quarters, which could be substantial. Estimates of such costs are currently being developed and will be integral in coming to a decision during the fourth quarter as to the ultimate strategic alternative selected.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions)
Service cost	$0.8	$0.8	$2.5	$2.4
Interest cost	2.8	3.0	8.4	8.6
Expected return on plan assets	(2.8)	(2.5)	(8.3)	(7.4)
Amortization of prior service cost	0.0	0.0	0.1	0.1
Amortization of net loss	1.6	1.3	4.7	3.9
Amortization of transition asset	0.0	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$2.4	$2.5	$7.2	$7.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions)
Defined contribution plan expense	$1.3	$1.1	$4.1	$1.8
Multi-employer pension plan expense	0.2	0.2	0.7	0.5
Other postretirement benefit plans	0.1	0.2	0.5	0.6

13. Debt

Debt at September 30, 2011 and December 31, 2010 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2011	December 31, 2010
(Dollars in millions)
Revolving Credit Facility	2.48%	2015	$15.0	$0.0
Senior Notes	7 7 /8%	2019	295.6	295.3
Other debt, including capital leases	0.00%	Various	0.0	1.1

Total debt			310.6	296.4
Less short term debt and current maturities of long-term debt			0.0	1.0

Long-term debt			$310.6	$295.4

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. In March 2011, the Company amended the revolving credit facility to extend the expiration of the facility to March 22, 2015. Commitment fees totaled $0.2 million and $0.8 million for the three months and nine months ended September 30, 2011, respectively, and totaled $0.4 million and $1.0 million for the three months and nine months ended September 30, 2010, respectively. Commitment fees are charged to interest expense.

As of September 30, 2011, the Company had $267.5 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2011, $13.7 million of commitments were utilized by outstanding letters of credit.

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

Guarantees

The Company’s 60-percent owned subsidiary in China had issued a guarantee of $18.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) located in the Hebei Province of China. The guarantee related to bank debt incurred by TKK which matured in August 2011. In August 2011, the guarantee obligation expired. Accordingly, the related party guarantee obligation is no longer reflected as a liability in the balance sheet as of September 30, 2011.

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$17.0	$16.6
Accretion expense	0.8	1.3
Revision in estimated cash flows, net	0.3	1.5
Cash expenditures	(2.3)	(2.4)
Acquisitions	0.0	0.3
Currency translation	0.1	(0.3)

Balance at end of period	$15.9	$17.0

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$5.7	$6.7
Revenue earned	(0.7)	(1.0)

Balance at end of period	$5.0	$5.7

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in five states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 129 plaintiffs in 71 cases pending as of September 30, 2011 as compared to 111 plaintiffs in 62 cases at December 31, 2010. As of September 30, 2011, there are a total of 66 cases pending in state court in Pennsylvania, two in Arkansas, and one case each pending in state courts in Tennessee, Indiana and Illinois.

The plaintiffs in all 71 pending cases seek to recover compensatory damages, while plaintiffs in 62 cases also seek to recover punitive damages. The plaintiffs in the 66 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the case filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending four sets of state court cases in Texas (Antu, Baade, Hensen and Moses) involving 44 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. These cases are pending in Burleson County, Texas, and Tarrant County, Texas. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

Currently, there are 17 plaintiffs in the Moses cases, two plaintiffs in the Antu case, and seven plaintiffs in the Baade cases with claims pending against Koppers Inc. There are 18 plaintiffs in the Hensen case with claims pending against Koppers Inc. No cases pending against Koppers Inc. have discovery completion dates or trial dates.

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

Grenada. Koppers Inc., together with various co-defendants (including Beazer East), was named as a defendant in toxic tort lawsuits in federal court in Mississippi and in state court in Mississippi arising from the operation of the Grenada facility. The complaints alleged that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility.

Counsel for the plaintiffs in the Grenada state and federal cases and counsel for the Company and Beazer East engaged in mediation in December 2010. As a result of the mediation, a settlement agreement was reached with respect to all outstanding state and federal cases, except for one case pending in state court. The terms of the settlement agreement provide that the pending cases will either be dismissed or, with respect to certain specified cases, plaintiffs’ attorney may withdraw as counsel in lieu of dismissal. As a result of this agreement, the Company included a charge with respect to the state and federal litigation in its financial statements for the year ended December 31, 2010. On August 22, 2011, the settlement payment was made by Koppers Inc. and as of September 30, 2011, all claims, except for one case pending in state court, have been dismissed by the courts.

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from December 29, 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010.

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Aluchua County, Florida by residential real property owners located in neighborhoods adjacent to the former utility pole treatment plant in Gainesville. The complaint named the Company, Koppers Inc., Beazer East and several other parties as defendants. The complaint alleges that chemicals and contaminants from the plant have contaminated plaintiffs’ properties, have caused property damage and have placed residents and owners of the properties at an elevated risk of exposure to the alleged chemicals. The complaint seeks injunctive relief and compensatory damages for diminution in property values and loss of use and enjoyment. The case was removed to the United States District Court for the Northern District of Florida in December 2010. Plaintiffs sought to have the case remanded back to state court. In September, 2011, the Court ruled that the case properly belonged in Federal Court and the parties agreed to a schedule for discovery starting in the first half of 2012. No trials have been scheduled. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although the Company is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Period Ended
	September 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$3.0	$0.0
Accrual of reserves	0.0	3.0
Cash expenditures	(3.0)	0.0

Balance at end of period	$0.0	$3.0

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

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is approximately $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated costs of participating in the PRP group at the Portland Harbor CERCLA site, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. is also conducting an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company re-estimated its share of the remediation costs during the second quarter of 2011 and reduced its reserve by $0.6 million. The Company’s reserve for this matter was $0.2 million as of September 30, 2011.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.5 million and the owner of the adjacent property will contribute $6.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. The Company finalized this agreement in the second quarter of 2011. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $8.2 million at September 30, 2011 and has recorded a receivable from the owner of the adjacent property of $6.4 million at September 30, 2011.

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

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	Period Ended
	September 30, 2011	December 31, 2010
(Dollars in millions)
Balance at beginning of year	$6.6	$10.7
Expense	0.9	1.2
Reduction of reserves	(1.6)	(4.3)
Cash expenditures	(1.7)	(1.5)
Assumed remediation liability in exchange for cash	7.5	0.0
Currency translation	(0.7)	0.5

Balance at end of year	$11.0	$6.6

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$226.5	$16.2	$167.1	$(8.8)	$401.0
Cost of sales including depreciation and amortization	0.0	195.3	10.0	143.1	(7.4)	341.0
Selling, general and administrative	0.5	11.6	0.4	7.2	0.0	19.7

Operating profit (loss)	(0.5)	19.6	5.8	16.8	(1.4)	40.3
Other income (expense)	22.7	0.2	0.0	0.2	(22.7)	0.4
Interest expense (income)	(0.2)	6.9	0.1	1.2	(1.3)	6.7
Income taxes	0.0	8.0	0.0	3.3	0.0	11.3

Income from continuing operations	22.4	4.9	5.7	12.5	(22.8)	22.7
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$22.4	$4.9	$5.7	$12.2	$(22.8)	$22.4

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$196.1	$10.2	$135.5	$(5.5)	$336.3
Cost of sales including depreciation and amortization	0.0	171.4	(1.3)	114.9	2.4	287.4
Selling, general and administrative	0.3	8.1	0.3	6.7	0.0	15.4
Operating profit (loss)	(0.3)	16.6	11.2	13.9	(7.9)	33.5
Other income (expense)	15.8	0.0	(0.1)	0.1	(15.8)	0.0
Interest expense (income)	(0.1)	7.0	0.0	0.9	(1.2)	6.6
Income taxes	0.0	8.0	0.1	3.0	0.0	11.1
Income from continuing operations	15.6	1.6	11.0	10.1	(22.5)	15.8
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2
Net income attributable to Koppers	$15.6	$1.6	$11.0	$9.9	$(22.5)	$15.6

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$640.1	$48.2	$493.1	$(27.7)	$1,153.7
Cost of sales including depreciation and amortization	0.0	565.4	22.6	426.7	(15.5)	999.2
Selling, general and administrative	1.0	31.6	1.4	22.3	0.0	56.3
Operating profit (loss)	(1.0)	43.1	24.2	44.1	(12.2)	98.2
Other income (expense)	51.8	0.3	0.0	0.3	(51.8)	0.6
Interest expense (income)	(0.1)	20.7	0.1	3.7	(4.1)	20.3
Income taxes	(0.2)	18.2	0.2	8.7	0.0	26.9
Income from continuing operations	51.1	4.5	23.9	32.0	(59.9)	51.6
Noncontrolling interests	0.0	0.0	0.0	0.5	0.0	0.5
Net income attributable to Koppers	$51.1	$4.5	$23.9	$31.5	$(59.9)	$51.1

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$549.8	$35.3	$381.2	$(28.6)	$937.7
Cost of sales including depreciation and amortization	0.0	490.8	12.8	319.6	(16.4)	806.8
Selling, general and administrative	1.4	24.0	2.8	19.6	0.0	47.8
Operating profit (loss)	(1.4)	35.0	19.7	42.0	(12.2)	83.1
Other income (expense)	39.9	0.1	(0.3)	2.0	(39.9)	1.8
Interest expense (income)	(0.1)	21.0	0.0	3.1	(3.6)	20.4
Income taxes	(0.4)	15.6	0.3	9.5	0.0	25.0
Income from continuing operations	39.0	(1.5)	19.1	31.4	(48.5)	39.5
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3
Net income attributable to Koppers	$39.0	$(1.5)	$18.9	$31.1	$(48.5)	$39.0

Condensed Consolidating Balance Sheet

September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$2.2	$0.0	$57.0	$0.0	$59.2
Accounts receivable, net	2.1	102.7	477.0	126.9	(529.2)	179.5
Inventories, net	0.0	89.0	0.0	78.1	0.0	167.1
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	9.6	0.3	13.8	0.0	23.7
Total current assets	2.1	210.9	475.8	275.8	(529.2)	435.4
Equity investments	132.4	77.1	26.2	4.0	(234.8)	4.9
Property, plant and equipment, net	0.0	96.5	0.0	72.3	0.0	168.8
Goodwill	0.0	40.1	0.0	32.2	0.0	72.3
Deferred tax assets	0.0	59.7	(43.8)	4.2	0.0	20.1
Other noncurrent assets	0.0	19.2	0.0	8.6	(0.1)	27.7
Total assets	$132.4	$503.5	$458.2	$397.1	$(764.1)	$729.2
LIABILITIES AND EQUITY
Accounts payable	$0.2	$501.8	$8.6	$115.5	$(529.3)	$96.8
Accrued liabilities	4.3	(7.6)	34.8	33.4	0.0	64.9
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0
Total current liabilities	4.5	494.2	43.4	148.9	(529.3)	161.7
Long-term debt	0.0	310.6	0.0	0.0	0.0	310.6
Other long-term liabilities	0.0	89.5	2.9	22.5	0.0	114.9
Total liabilities	4.5	894.3	46.3	171.4	(529.3)	587.2
Koppers shareholders’ equity	130.0	(390.8)	411.9	213.7	(234.8)	130.0
Noncontrolling interests	0.0	0.0	0.0	12.0	0.0	12.0
Total liabilities and equity	$134.5	$503.5	$458.2	$397.1	$(764.1)	$729.2

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$26.9	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	460.9	107.2	(524.2)	140.8
Inventories, net	0.0	78.3	1.2	85.9	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	15.8	0.0	23.0
Total current assets	16.6	181.3	460.9	235.8	(524.2)	370.4
Equity investments	76.7	77.1	26.2	3.8	(179.1)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	73.5	0.0	168.2
Goodwill	0.0	39.5	0.0	32.6	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	4.5	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	6.2	(0.1)	27.7
Total assets	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$15.1	$104.5	$(524.2)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	27.4	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.9	0.0	1.0
Total current liabilities	4.6	486.3	49.9	132.8	(524.2)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	3.0	21.9	0.0	124.5
Total liabilities	4.6	881.3	52.9	154.7	(524.2)	569.3
Koppers shareholders’ equity	88.7	(401.7)	390.4	190.5	(179.2)	88.7
Noncontrolling interests	0.0	0.0	0.0	11.2	0.0	11.2
Total liabilities and equity	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$13.6	$(6.6)	$0.0	$37.5	$0.0	$44.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(14.7)	0.0	(4.9)	0.0	(19.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.6	0.0	(0.9)	0.0	(0.3)

Net cash provided by (used in) investing activities	0.0	(14.1)	0.0	(5.8)	0.0	(19.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.9	0.0	(0.9)	0.0	14.0
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(13.6)	0.0	0.0	0.0	0.0	(13.6)
Stock issued (repurchased)	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) financing activities	(13.6)	14.4	0.0	(0.9)	0.0	(0.1)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.7)	0.0	(0.6)

Net increase (decrease) in cash and cash equivalents	0.0	(6.2)	0.0	30.1	0.0	23.9
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$2.2	$0.0	$57.0	$0.0	$59.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$14.2	$43.1	$0.0	$11.5	$(4.5)	$64.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.5)	0.0	(24.1)	0.0	(33.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.7	0.0	1.9

Net cash provided by (used in) investing activities	0.0	(9.3)	0.0	(22.4)	0.0	(31.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.1)	0.0	0.0	0.0	(40.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(13.5)	(4.5)	0.0	(5.0)	4.5	(18.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	(0.9)

Net cash provided by (used in) financing activities	(14.4)	(45.0)	0.0	(5.0)	4.5	(59.9)
Effect of exchange rates on cash	0.0	0.0	0.0	2.0	0.0	2.0

Net increase (decrease) in cash and cash equivalents	(0.2)	(11.2)	0.0	(13.9)	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$1.7	$0.0	$31.4	$0.0	$33.1

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010 is as follows:

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$226.5	$16.2	$109.2	$60.0	$(10.9)	$401.0
Cost of sales including depreciation and amortization	0.0	195.3	9.9	91.0	54.4	(9.6)	341.0
Selling, general and administrative	0.5	11.6	0.4	5.0	2.2	0.0	19.7

Operating profit (loss)	(0.5)	19.6	5.9	13.2	3.4	(1.3)	40.3
Other income (expense)	22.7	0.2	0.0	0.0	0.2	(22.7)	0.4
Interest expense (income)	(0.2)	6.9	0.1	1.1	0.0	(1.2)	6.7
Income taxes	0.0	8.0	0.0	3.2	0.1	0.0	11.3

Income from continuing operations	22.4	4.9	5.8	8.9	3.5	(22.8)	22.7
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$22.4	$4.9	$5.8	$8.9	$3.2	$(22.8)	$22.4

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$196.1	$10.2	$95.8	$40.5	$(6.3)	$336.3
Cost of sales including depreciation and amortization	0.0	171.4	(1.1)	81.8	35.5	(0.2)	287.4
Selling, general and administrative	0.3	8.1	0.3	4.8	1.9	0.0	15.4

Operating profit (loss)	(0.3)	16.6	11.0	9.2	3.1	(6.1)	33.5
Other income (expense)	15.8	0.0	(0.1)	0.0	0.1	(15.8)	0.0
Interest expense (income)	(0.1)	7.0	0.0	1.9	0.1	(2.3)	6.6
Income taxes	0.0	8.0	0.1	2.9	0.1	0.0	11.1

Income from continuing operations	15.6	1.6	10.8	4.4	3.0	(19.6)	15.8
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$15.6	$1.6	$10.8	$4.4	$2.8	$(19.6)	$15.6

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$640.1	$48.2	$333.7	$167.0	$(35.3)	$1,153.7
Cost of sales including depreciation and amortization	0.0	565.4	22.6	282.7	130.0	(1.5)	999.2
Selling, general and administrative	1.0	31.6	1.4	15.7	6.6	0.0	56.3

Operating profit (loss)	(1.0)	43.1	24.2	35.3	30.4	(33.8)	98.2
Other income (expense)	51.8	0.3	0.0	0.1	0.2	(51.8)	0.6
Interest expense (income)	(0.1)	20.7	0.1	4.1	0.6	(5.1)	20.3
Income taxes	(0.2)	18.2	0.2	8.5	0.2	0.0	26.9

Income from continuing operations	51.1	4.5	23.9	22.8	29.8	(80.5)	51.6
Noncontrolling interests	0.0	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$51.1	$4.5	$23.9	$22.8	$29.3	$(80.5)	$51.1

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$549.8	$35.3	$273.4	$112.2	$(33.0)	$937.7
Cost of sales including depreciation and amortization	0.0	490.8	13.0	221.8	100.8	(19.6)	806.8
Selling, general and administrative	1.4	24.0	2.8	15.0	4.6	0.0	47.8

Operating profit (loss)	(1.4)	35.0	19.5	36.6	6.8	(13.4)	83.1
Other income (expense)	39.9	0.1	(0.3)	1.7	0.3	(39.9)	1.8
Interest expense (income)	(0.1)	21.0	0.0	3.8	0.5	(4.8)	20.4
Income taxes	(0.4)	15.6	0.3	9.4	0.1	0.0	25.0

Income (loss) from continuing operations	39.0	(1.5)	18.9	25.1	6.5	(48.5)	39.5
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income (loss) attributable to Koppers	$39.0	$(1.5)	$18.7	$25.1	$6.2	$(48.5)	$39.0

Condensed Consolidating Balance Sheet

September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$2.2	$0.0	$42.8	$14.2	$0.0	$59.2
Accounts receivable, net	2.1	102.7	476.8	63.0	67.3	(532.4)	179.5
Inventories, net	0.0	89.0	0.0	61.1	17.0	0.0	167.1
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	9.6	0.3	8.2	5.6	0.0	23.7

Total current assets	2.1	210.9	475.6	175.1	104.1	(532.4)	435.4
Equity investments	132.4	77.1	26.2	18.7	14.1	(263.6)	4.9
Property, plant and equipment, net	0.0	96.5	0.0	45.4	26.9	0.0	168.8
Goodwill	0.0	40.1	0.0	24.7	7.5	0.0	72.3
Deferred tax assets	0.0	59.7	(43.8)	5.0	(0.8)	0.0	20.1
Other noncurrent assets	0.0	19.2	0.0	3.9	4.5	0.1	27.7

Total assets	$134.5	$503.5	$458.0	$272.8	$156.3	$(795.9)	$729.2

LIABILITIES AND EQUITY
Accounts payable	$0.2	$501.8	$8.5	$93.2	$25.5	$(532.4)	$96.8
Accrued liabilities	4.3	(7.6)	34.8	26.7	6.7	0.0	64.9
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.5	494.2	43.3	119.9	32.2	(532.4)	161.7
Long-term debt	0.0	310.6	0.0	0.0	0.0	0.0	310.6
Other long-term liabilities	0.0	89.5	2.9	14.0	8.5	0.0	114.9

Total liabilities	4.5	894.3	46.2	133.9	40.7	(532.4)	587.2
Koppers shareholders’ equity	130.0	(390.8)	411.8	138.9	103.6	(263.5)	130.0
Noncontrolling interests	0.0	0.0	0.0	0.0	12.0	0.0	12.0

Total liabilities and equity	$134.5	$503.5	$458.0	$272.8	$156.3	$(795.9)	$729.2

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	457.4	81.3	67.2	(562.0)	140.8
Inventories, net	0.0	78.3	1.2	71.3	14.6	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	8.8	7.0	0.0	23.0

Total current assets	16.6	181.3	457.4	176.1	101.0	(562.0)	370.4
Equity investments	76.7	77.1	26.2	19.4	13.7	(208.4)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	46.9	26.6	0.0	168.2
Goodwill	0.0	39.5	0.0	25.4	7.2	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	5.3	(0.8)	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	0.9	5.1	0.1	27.7

Total assets	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$11.8	$95.9	$49.7	$(562.0)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	20.4	7.0	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.9	0.0	1.0

Total current liabilities	4.6	486.3	46.6	116.3	57.6	(562.0)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	2.9	13.3	8.7	0.0	124.5

Total liabilities	4.6	881.3	49.5	129.6	66.3	(562.0)	569.3
Koppers shareholders’ equity	88.7	(401.7)	390.3	144.4	75.3	(208.3)	88.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.2	0.0	11.2

Total liabilities and equity	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$13.6	$(6.6)	$0.0	$30.4	$7.1	$0.0	$44.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(14.7)	0.0	(4.2)	(0.7)	0.0	(19.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.6	0.0	0.1	(1.0)	0.0	(0.3)

Net cash provided by (used in) investing activities	0.0	(14.1)	0.0	(4.1)	(1.7)	0.0	(19.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.9	0.0	0.0	(0.9)	0.0	14.0
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(13.6)	0.0	0.0	0.0	0.0	0.0	(13.6)
Stock issued (repurchased)	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) financing activities	(13.6)	14.4	0.0	0.0	(0.9)	0.0	(0.1)
Effect of exchange rates on cash	0.0	0.1	0.0	1.8	(2.5)	0.0	(0.6)

Net increase (decrease) in cash and cash equivalents	0.0	(6.2)	0.0	28.1	2.0	0.0	23.9
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	14.7	12.2	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$2.2	$0.0	$42.8	$14.2	$0.0	$59.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$14.2	$43.1	$0.0	$(15.9)	$27.4	$(4.5)	$64.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.5)	0.0	(3.5)	(20.6)	0.0	(33.6)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.6	0.1	0.0	1.9

Net cash provided by (used in) investing activities	0.0	(9.3)	0.0	(1.9)	(20.5)	0.0	(31.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.1)	0.0	0.0	0.0	0.0	(40.1)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(13.5)	(4.5)	0.0	0.0	(5.0)	4.5	(18.5)
Stock issued (repurchased)	(0.9)	0.0	0.0	0.0	0.0	0.0	(0.9)

Net cash provided by (used in) financing activities	(14.4)	(45.0)	0.0	0.0	(5.0)	4.5	(59.9)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.3)	2.3	0.0	2.0

Net increase (decrease) in cash and cash equivalents	(0.2)	(11.2)	0.0	(18.1)	4.2	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$1.7	$0.0	$18.8	$12.6	$0.0	$33.1

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

Our businesses and results of operations were impacted by the global economic downturn starting in late 2008. Certain key end markets experienced significant global reductions in demand that have negatively affected the profitability for some of our products during that period. During 2010 and 2011 our key end markets showed increased stability for our Carbon Materials & Chemicals business, although in the third quarter 2011 we have seen a moderate reduction in demand for phthalic anhydride which is expected to continue for at least the next quarter.

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

For the first nine months of 2011, our sales volumes of carbon pitch have increased in all geographic areas where we operate; however, profit margins for carbon pitch have been reduced in certain regions as coal tar costs have increased in response to reduced availability and higher oil prices, and selling prices for carbon pitch have not increased by large enough amounts to fully recover the increases in raw material costs. We expect margins for carbon pitch to improve as we move through 2011, as certain pitch contracts with semi-annual pricing formulas will increase based on raw material increases.

Our carbon black and naphthalene products in Australia have been experiencing reduced profitability due primarily to the strengthening of the Australian dollar relative to the United States dollar, as the majority of sales for these products are exported and are denominated in U.S. dollars. We did see modest improvement in this business in the third quarter of 2011 as the Australian currency declined relative to the U.S. dollar.

Since the fourth quarter of 2010, our carbon black facility in Australia has faced an uncertain operating environment that has drawn into question its ability to maintain an acceptable level of long-term profitability without some change in operating structure. As a result, management has spent the past several quarters reviewing various options to restore the carbon black operations to a more stable level of earnings going forward. Unfortunately, the viability of those options has been recently affected by an event occurring in October 2011 related to raw material supply that has left us to conclude that we will likely realize a substantial increase in the cost of our raw material beginning at some point in the fourth quarter of 2011. As a result we expect to recognize a one-time non-cash impairment charge of approximately $22 million in the fourth quarter of 2011.

In addition, this has caused us to re-evaluate our strategic options for this facility moving forward, the conclusion of which will likely result in the Company incurring restructuring and other costs over the next several quarters, which could be substantial. Estimates of such costs are currently being developed and will be integral in coming to a decision during the fourth quarter as to the ultimate strategic alternative selected.

Our railroad business was down in 2010 from an unusually strong prior year as we believe the railroads reduced their untreated crosstie purchases and treating volumes in order to reduce inventory levels. However, volumes of crossties have improved significantly in the first nine months of 2011 and we expect this trend to continue for at least the next quarter as the railroads return to more normal inventory levels.

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

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

We have recently seen reduced availability of coal tar in North America, Europe and Australia due to the idling and lower production rates of certain coke batteries due to lower steel production, as well as alternative technologies that reduce coke requirements. This reduced availability coupled with increased demand for carbon pitch is expected to result in potentially higher costs in certain markets.

To the extent necessary, we have the ability to import carbon pitch into these regions from our other operations or from third parties, and we also have the ability to extend our carbon pitch supplies through the use of petroleum raw materials.

In the fourth quarter of 2011, we completed our European integration project to centralize raw material procurement, inventory management and customer management in the Netherlands. In connection with this project, we expect to incur a one-time non-recurring charge to income taxes of approximately $3.5 million in the fourth quarter of 2011.

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

Results of Operations – Comparison of Three Months Ended September 30, 2011 and 2010

Consolidated Results

Net sales for the three months ended September 30, 2011 and 2010 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$265.4	$218.4	+22%
Railroad & Utility Products	135.6	117.9	+15%
	$401.0	$336.3	+19%

CM&C net sales increased by $47.0 million or 22 percent due to the following changes in volume, pricing and foreign exchange:

	Volume	Price	Foreign Exchange	Net Change
Carbon Materials(a)	+2%	+4%	+2%	+8%
Distillates(b)	+4%	+3%	+1%	+8%
Coal Tar Chemicals(c)	–1%	+2%	+1%	+2%
Other(d)	+1%	+1%	+2%	+4%

Total CM&C	+6%	+10%	+6%	+22%

(a)	Includes carbon pitch, petroleum pitch and refined tar.

(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ volumes increased two percent due to increased demand in North America that more than offset lower volumes in Australia. The volume increases are due primarily to increased aluminum production as a result of smelter restarts in 2011. Pricing for carbon materials increased four percent in response to higher raw material costs.

Distillate pricing for carbon black feedstock increased three percent due to higher average worldwide oil prices as compared to the prior year. Distillate volumes increased four percent due to higher volumes of creosote and carbon black feedstock of two percent each.

For coal tar chemicals, an increase in phthalic anhydride prices of three percent was driven by higher oil prices and more than offset lower naphthalene prices of one percent.

R&UP net sales increased by $17.7 million or 15 percent due to the following changes in volume, pricing and foreign exchange:

	Volume	Price	Foreign Exchange	Net Change
Railroad Crossties(a)	+3%	+3%	+0%	+6%
TSO Crossties(b)	+0%	+1%	+0%	+1%
Distribution Poles	+1%	+1%	+1%	+3%
Other(c)	+5%	+0%	+0%	+5%

Total R&UP	+9%	+5%	+1%	+15%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes joint bar products, creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volumes and prices for railroad crossties each increased three percent for the three months ended September 30, 2011, driven by higher purchases from both commercial and Class I railroad customers. Prices for treating services increased one percent due primarily to borate treatments. With respect to other products, higher volumes of five percent in the U.S. were realized primarily as a result of the acquisition of the Portec Rail Products, Inc. rail joint bar business in December 2010.

Cost of sales as a percentage of net sales was 83 percent for each of the quarters ended September 30, 2011 and September 30, 2010. Overall, cost of sales increased $53.5 million between periods due primarily to higher costs and volumes for coal tar.

Depreciation and amortization for the quarter ended September 30, 2011 was $0.1 million higher when compared to the prior year period and was substantially unchanged.

Selling, general and administrative expenses for the quarter ended September 30, 2011 were $4.3 million higher when compared to the prior year period primarily due to higher compensation related expenses of $3.4 million and higher consulting expense of $0.4 million related to acquisition integration and information technology projects.

Interest expense for the quarter ended September 30, 2011 was $0.1 million higher when compared to the prior year period.

Income taxes for the quarter ended September 30, 2011 were $0.2 million higher when compared to the prior year period due primarily to an increase in income before taxes of $7.1 million. The Company’s effective income tax rate, exclusive of discrete tax items, for the quarter ended September 30, 2011 was 35.6 percent as compared to the prior year period of 40.0 percent. The reduction in rate was due primarily to the mix of earnings weighted to the lower tax rate jurisdictions in 2011 compared to 2010. In addition, discrete tax items related to tax return to provision adjustments and changes in unrecognized tax benefits had a net favorable impact of $1.2 million in the quarter ended September 30, 2011.

Segment Results

Segment operating profit for the three months ended September 30, 2011 and 2010 is summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$30.9	$26.1	+18%
Railroad & Utility Products	9.9	7.7	+29%
Corporate	(0.5)	(0.3)	–67%
	$40.3	$33.5	+20%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	11.6%	12.0%	–0.4%
Railroad & Utility Products	7.3%	6.5%	+0.8%
	10.0%	10.0%	+0.0%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended September 30, 2011 and 2010 is summarized in the following table:

	Three months ended September 30,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$102.8	$86.8	+18%
Europe	73.2	60.0	+22%
Australia	46.9	40.8	+15%
China	42.4	30.8	+38%
Intrasegment	0.1	0.0	n/a
	$265.4	$218.4	+22%
Operating profit:
North America	$16.7	$16.2	+3%
Europe	9.5	5.8	+64%
Australia	3.9	4.3	–9%
China	0.9	(0.2)	+550%
Intrasegment	(0.1)	0.0	n/a
	$30.9	$26.1	+18%

North American CM&C sales increased by $16.0 million due primarily to higher volumes for pitch and creosote and higher prices for phthalic anhydride totaling $19.7 million, which were partially offset by lower volumes for phthalic anhydride totaling $3.3 million. Operating profit as a percentage of net sales decreased to 16 percent from 19 percent for the prior year due primarily to higher raw material costs.

European CM&C sales increased by $13.2 million due primarily to higher pricing for carbon pitch, creosote, and carbon black feedstock totaling $13.8 million. Operating profit as a percentage of net sales increased to 13 percent compared to 10 percent in the prior year quarter as higher raw material costs were more closely matched to selling prices for end products and plant operating costs were reduced due to capacity rationalization arising from the March 2010 acquisition of Cindu Chemicals.

Australian CM&C sales increased by $6.1 million due primarily to foreign currency translation resulting in an increase in sales of $5.8 million. Operating profit as a percentage of net sales decreased to eight percent from 11 percent in the prior year quarter due primarily to higher raw material costs resulting from decreased availability of domestic coal tar supply.

Chinese CM&C sales increased by $11.6 million due primarily to higher prices for carbon pitch totaling $3.9 million combined with higher volumes of carbon black feedstock, naphthalene and miscellaneous products totaling $6.8 million. Operating profit as a percentage of net sales increased to two percent compared to an operating loss in the prior year quarter as higher prices for carbon pitch resulted in a partial recovery of higher raw material costs.

Railroad & Utility Products sales for the three months ended September 30, 2011 increased by $17.7 million compared to the prior year period due to higher volumes and pricing for crossties totaling $7.2 million, higher volumes and prices for distribution poles totaling $2.3 million, and higher sales volumes for other products of $6.0 million mainly from sales of rail joint bar products as a result of the Portec Rail Products, Inc. acquisition in December 2010. Operating profit as a percentage of net sales increased to seven percent from six percent in the prior year due primarily to higher volumes and prices for commercial crossties.

Results of Operations – Comparison of Nine Months Ended September 30, 2011 and 2010

Consolidated Results

Net sales for the nine months ended September 30, 2011 and 2010 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$757.8	$600.1	+26%
Railroad & Utility Products	395.9	337.6	+17%
	$1,153.7	$937.7	+23%

CM&C net sales increased by $157.7 million or 26 percent due to the following changes in volume, pricing and foreign exchange:

	Volume	Price	Foreign Exchange	Net Change
Carbon Materials(a)	+6%	+2%	+3%	+11%
Distillates(b)	+3%	+3%	+1%	+7%
Coal Tar Chemicals(c)	+0%	+3%	+0%	+3%
Other(d)	+2%	+0%	+3%	+5%

Total CM&C	+11%	+8%	+7%	+26%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ volumes increased six percent due to the March 2010 acquisition in the Netherlands and increased worldwide demand for aluminum, while pricing increased two percent as a result of partially passing on higher raw material costs.

Distillate volumes and pricing each increased three percent due to increased volumes and prices for carbon black feedstock and creosote. A portion of the increased volumes also relate to the previously mentioned acquisition in the Netherlands.

For coal tar chemicals, an increase in phthalic anhydride prices of three percent was driven by higher oil prices. With respect to other products, volumes for miscellaneous chemical products in China increased two percent as compared to the prior year period.

R&UP net sales increased by $58.3 million or 17 percent due to the following changes in volume, pricing and foreign exchange:

	Volume	Price	Foreign Exchange	Net Change
Railroad Crossties(a)	+7%	+3%	+0%	+10%
TSO Crossties(b)	–2%	+0%	+0%	–2%
Distribution Poles	+0%	+1%	+1%	+2%
Other(c)	+6%	+0%	+1%	+7%

Total R&UP	+11%	+4%	+2%	+17%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes joint bar products, creosote, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volumes and prices for railroad crossties increased seven and three percent, respectively for the nine months ended September 30, 2011, driven by higher purchases from both commercial and Class I railroad customers. Volumes for treating services decreased two percent as the Class I railroads spent more of their maintenance budgets on untreated crossties. With respect to other products, higher volumes of six percent in the U.S. were realized primarily as a result of the acquisition of the Portec Rail Products, Inc. rail joint bar business in December 2010.

Cost of sales as a percentage of net sales was 85 percent for the nine months ended September 30, 2011 and 84 percent for the nine months ended September 30, 2010. Overall, cost of sales increased $192.0 million between periods. Cost of sales in 2010 was favorably impacted, on a net basis, by a $4.1 million reduction in our self-insured retention liabilities as a result of favorable claims experience.

Depreciation and amortization for the nine months ended September 30, 2011 was $0.4 million higher when compared to the prior year period due partially to additional depreciation expense from Koppers Netherlands, which was acquired in March 2010, partially offset by fully amortized property, plant and equipment.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $8.5 million higher when compared to the prior year period due to the addition of nine months of expenses in 2011 related to businesses purchased during 2010 and higher compensation-related expenses.

Interest expense for the nine months ended September 30, 2011 was $0.1 million lower when compared to the prior year period.

Income taxes for the nine months ended September 30, 2011 were $1.9 million higher when compared to the prior year period due primarily to an increase in income before taxes of $14.0 million. The Company’s effective income tax rate, exclusive of discrete items, for the nine months ended September 30, 2011 was 35.5 percent as compared to the prior year period of 35.0 percent. Discrete tax items for the nine months ended September 30, 2011 and September 30, 2010 consisted of a net tax benefit of $(0.9) million and a net tax expense of $0.3 million, respectively, due to tax return to provision adjustments and changes in unrecognized tax benefits.

Segment Results

Segment operating profit for the nine months ended September 30, 2011 and 2010 is summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$69.0	$58.2	+19%
Railroad & Utility Products	30.2	26.3	+15%
Corporate	(1.0)	(1.4)	+29%
	$98.2	$83.1	+18%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.1%	9.7%	–0.6%
Railroad & Utility Products	7.6%	7.8%	–0.2%
	8.5%	8.9%	–0.4%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the nine months ended September 30, 2011 and 2010 is summarized in the following table:

	Nine months ended September 30,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$276.2	$237.9	+16%
Europe	217.1	169.9	+28%
Australia	141.6	109.9	+29%
China	125.1	86.5	+45%
Intrasegment	(2.2)	(4.1)	+46%
	$757.8	$600.1	+26%
Operating profit:
North America	$32.6	$32.1	+2%
Europe	24.9	17.1	+46%
Australia	9.8	9.5	+3%
China	1.9	(0.5)	+480%
Intrasegment	0.0	0.0	n/a %
	$69.0	$58.2	+19%

North American CM&C sales increased by $38.3 million due primarily to higher volumes for pitch and creosote and higher prices for phthalic anhydride totaling $45.5 million, which were partially offset by lower pricing for pitch and lower volumes for phthalic anhydride totaling $8.1 million. Operating profit as a percentage of net sales decreased to 12 percent from 14 percent for the prior year, reflecting the impact of lower pitch prices, first quarter demurrage costs and higher bonus accruals, which more than offset the impact of higher prices for phthalic anhydride and higher pitch volumes. Additionally, prior year operating profit was negatively impacted by $1.6 million of expensed costs related to the acquisition in the Netherlands.

European CM&C sales increased by $47.2 million due primarily to the acquisition in the Netherlands, combined with higher prices for carbon pitch and carbon black feedstock totaling $22.0 million. Operating profit as a percentage of net sales increased to 12 percent from ten percent in the prior year due to higher prices for carbon black feedstock and higher profitability from the acquisition in the Netherlands as the integration of this facility has resulted in anticipated operating efficiencies.

Australian CM&C sales increased by $31.7 million due primarily to positive foreign currency translation resulting in an increase in sales of $20.0 million combined with higher volumes of carbon pitch and carbon black totaling $10.3 million. Operating profit as a percentage of net sales decreased to seven percent from nine percent in the prior year quarter due to lower profit from the negative impact of the stronger Australian dollar on carbon black sales denominated in U.S. currency combined with higher raw material costs.

Chinese CM&C sales increased by $38.6 million due primarily to higher volumes and prices for carbon pitch totaling $18.5 million combined with higher volumes of miscellaneous products totaling $13.2 million. Additionally, foreign currency translation resulted in an increase in sales of $5.7 million. Operating profit as a percentage of sales increased to two percent from an operating loss in the prior year to date period due to profit from the sale of technology of $0.9 million combined with higher pricing for carbon pitch and carbon black feedstock.

Railroad & Utility Products sales for the nine months ended September 30, 2011 increased by $58.3 million as compared to the prior year period due primarily to higher volumes and prices for crossties totaling $34.9 million combined with higher sales volumes for other products of $20.9 million which was mainly the result of incremental sales of rail joint bar products as a result of the Portec Rail Products, Inc. acquisition in December 2010. Operating profit as a percentage of net sales was flat at eight percent as the positive impact from higher crosstie pricing and volumes for the nine months ended September 30, 2011 was offset by an environmental reserve reduction of $2.9 million related to the sale of a treating plant in Australia in the prior year.

Cash Flow

Net cash provided by operating activities was $44.5 million for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $64.3 million for the nine months ended September 30, 2010. The decrease of $19.8 million in net cash provided by operations is due primarily to higher working capital requirements in accounts receivable and inventories partially offset by higher net income as compared to prior periods.

Net cash used in investing activities was $19.9 million for the nine months ended September 30, 2011 as compared to net cash used in investing activities of $31.7 million for the nine months ended September 30, 2010. The first nine months of 2010 included the acquisition of Koppers Netherlands totaling $22.0 million partially offset by the proceeds from the sale of an Australian property for $1.6 million.

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $59.9 million for the nine months ended September 30, 2010. The first nine months of 2010 included the repayment of borrowing on the revolving credit facility of $40.0 million as compared to net borrowings on the revolving credit facility of $15.0 million for the first nine months of 2011.

Dividends paid were $13.6 million for the nine months ended September 30, 2011 as compared to dividends paid of $18.5 million for the nine months ended September 30, 2010. The dividends in both periods reflect a quarterly dividend rate of 22 cents per common share on Koppers Holdings common stock. In addition, for the nine months ended September 30, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

On November 2, 2011, our board of directors declared a quarterly dividend of 22 cents per common share, payable on January 6, 2012 to shareholders of record as of November 14, 2011.

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

Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of September 30, 2011, the amount of dividends which may be declared by Koppers Inc. under the terms of the Senior Notes, in addition to the $20.0 million annual allowance, amounted to $189.2 million.

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

As of September 30, 2011, we had $267.5 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2011, $13.7 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2011 (dollars in millions):

Cash and cash equivalents	$59.2
Amount available under revolving credit facility	267.5
Amount available under other credit facilities	15.1

Total estimated liquidity	$341.8

Our estimated liquidity was $302.6 million at December 31, 2010.

As of September 30, 2011, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2011, excluding acquisitions, are expected to total approximately $32 million. In addition, we expect to enter into a loan agreement to lend approximately $12 million to Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”), our 30 percent owned venture located in the Hebei Province of China. The loan is expected to close in the fourth quarter of 2011.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2011 was 2.4.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at September 30, 2011 was 1.96.

¡

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The senior secured leverage ratio at September 30, 2011 was 0.0.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At September 30, 2011, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

12.1***	Computation of ratio of earnings to fixed charges

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

***	Filed herewith
†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 4, 2011	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)