Form 10-K
period 2011-12-31
Koppers Holdings Inc.
filed 2012-02-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2011 was $764.2 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2012, 20,603,049 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2011 Annual Report

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

PART I

ITEM 1. BUSINESS

General

In this report, unless otherwise noted or the context otherwise requires, (i) the term “Koppers”, the “Company”, “we” or “us” refers to Koppers Holdings Inc. and its consolidated subsidiaries, (ii) the term “KH” refers to Koppers Holdings Inc. and not any of its subsidiaries and (iii) the term “KI” refers to Koppers Inc. and not any of its subsidiaries. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. Koppers Holdings Inc. has substantially no operations independent of Koppers Inc. and its subsidiaries. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries.

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, the Netherlands and Denmark.

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

Our Carbon Materials & Chemicals business (“CM&C”) manufactures the following principal products:

¡	carbon pitch, a critical raw material used in the production of aluminum and steel;

¡	naphthalene, used for the production of phthalic anhydride and as a surfactant in the production of concrete;

¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints; and

¡	creosote and carbon black feedstock, used in the treatment of wood or as a feedstock in the production of carbon black, respectively; and

Koppers Holdings Inc.    2011 Annual Report

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

Creosote & Carbon Black Feedstock

In the United States, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad & Utility Products business. In Australia, China and Europe, creosote is sold primarily into the carbon black market for use as a feedstock in the production of carbon black. In Europe and China creosote is also sold to wood treaters. Our wood treating plants in the United States purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in this market that is integrated in this fashion. The remainder of our creosote is sold to railroads and other wood treaters.

Other Products

Other products include the sale of refined tars, benzole and specialty chemicals.

Our CM&C business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers. Our nine coal tar distillation facilities including joint ventures and four carbon materials terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products.

Railroad & Utility Products

Our Railroad & Utility Products business (“R&UP”) sells treated and untreated wood products, rail joint bars and services primarily to the railroad and public utility markets in the United States and Australia. We also produce concrete crossties, a complementary product to our wood treatment business, through a joint venture in the United States.

Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The R&UP business operates 14 wood treating plants, one rail joint bar manufacturing facility, one co-generation facility and 13 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

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

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our CM&C business.

We believe we are the largest supplier of railroad crossties in North America. There is one principal competitor and several smaller regional competitors in this North American market. Competitive factors in the railroad crosstie market include price, quality, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers.

Our R&UP business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 21 million replacement crossties (both wood and non-wood) purchased during 2011. We currently supply all seven of the North American Class I railroads and have contracts with all of them.

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

Tangshan Koppers Kailuan Carbon Chemical Company (“TKK”) is a coal tar distillation facility located in China in the Hebei Province near the Jingtang Port. We hold a 30 percent investment in TKK.

Koppers Holdings Inc.    2011 Annual Report

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. Expenditures for research and development were $1.9 million, $2.1 million and $2.0 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Segment Information

Please see Note 8, “Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments and geographic areas. See also “Item 1A. Risk Factors – Risks Related to Our Business – Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.”

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

Employees and Employee Relations

As of December 31, 2011, we had 581 salaried employees and 1,130 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	275	427	702
Railroad & Utility Products	225	696	921
Administration	81	7	88

Total Employees	581	1,130	1,711

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

The U.S and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last four years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic recession conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $300.0 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2011, we had $275.8 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement.

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

Koppers Holdings Inc.    2011 Annual Report

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2011, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $256 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. For the year ended 2011, we recognized a charge of $20 million related to a decision to close our Australian carbon black facility. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholder’s equity and could affect compliance with the covenants in our debt agreements.

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

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product. For the year ended December 31, 2011, our top ten customers accounted for approximately 40 percent of our net sales. During this same period, our two largest customers each accounted for approximately 7.5 percent of our total net sales.

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability.

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

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

Koppers Holdings Inc.    2011 Annual Report

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2011 and December 31, 2010 were $17.7 million and $6.6 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $5.2 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $13.7 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $11.7 million for 2012. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Member States of the European Union each have an overall cap on emissions which are approved by the European Commission and implement the EU Emissions Trading Directive as commitment to the Kyoto Protocol. Under this Directive, organizations apply to the Member State for an allowance of GHG emissions. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to purchase sufficient allowances will require the purchase of allowances at a current market price.

Legislation aimed at reducing GHG emissions by placing a cost on the production of GHG emissions was introduced and passed by the Australian government in 2011. The legislation will be implanted using a two stage approach. The first stage is a fixed price carbon pricing mechanism commencing on July 1, 2012 with a price that will be fixed for the first three years. The second stage is a market-based emissions trading arrangement commencing on July 1, 2015 where the carbon price will transition from a fixed price to a market price.

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

Koppers Holdings Inc.    2011 Annual Report

We are subject to risks inherent in foreign operations, including additional legal regulation and changes in social, political and economic conditions.

We have operations in the United States, Australia, China, the United Kingdom, the Netherlands and Denmark, and sell our products in many foreign countries. For the year ended December 31, 2011, net sales from products sold by our foreign subsidiaries accounted for approximately 41 percent of our total net sales.

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

For example, we are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals. A further description of the material claims against us is included in Note 18 of the consolidated financial statements.

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

As of December 31, 2011, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $93 million. Our pension asset funding to total pension obligation ratio was 61 percent as of December 31, 2011. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total approximately $13 million at December 31, 2011.

During the years ended December 31, 2011 and December 31, 2010, we contributed $16.4 million and $7.5 million, respectively, to our post-retirement benefit plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we had funding obligations of $13.9 million in 2011. We estimate that mandatory funding for this plan will be approximately $10 million in 2012 and between $15 and $17 million in 2013 unless legislative changes occur.

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

Koppers Holdings Inc.    2011 Annual Report

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

You may not receive dividends because our board of directors could, in its discretion, depart from or change our dividend policy at any time.

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are organized, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) and Bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation, authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

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

Koppers Holdings Inc.    2011 Annual Report

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

The Senior Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2011, we have a $300.0 million secured revolving credit facility. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness. The Senior Notes do not have the right to any security interests in any collateral.

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

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the

Koppers Holdings Inc.    2011 Annual Report

Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2011, the non-guarantor subsidiaries had approximately $121 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $629 million, or 41 percent of our net sales and approximately $15 million, or 19 percent of our operating profit, for the year ended December 31, 2011, and approximately $348 million, or 48 percent of our total assets as of December 31, 2011. Amounts are presented after giving effect to intercompany eliminations.

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

Koppers Holdings Inc.    2011 Annual Report

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 8, 2012. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	65	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Leroy M. Ball	43	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	55	Vice President, Global Business Services and Technology, Koppers Inc.
Donald E. Evans	46	Vice President, European Operations, Koppers Inc.
Daniel R. Groves	45	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	51	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	56	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	57	Vice President and General Manager, Railroad and Utility Products & Services, Koppers Inc.
Michael J. Mancione	45	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Mark R. McCormack	52	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	51	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Markus G. Spiess	51	Vice President, Global Sales and Marketing, Global Carbon Materials & Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	48	Treasurer, Koppers Holdings Inc. and Koppers Inc.

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

Mr. Dietz was elected Vice President, Global Business Services and Technology of Koppers Inc., in May 2011 effective July 2011. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Vice President, European Operations of Koppers Inc., beginning in January 2007.

Mr. Evans was elected Vice President, European Operations, in May 2011 effective July 2011. Mr. Evans had been previously elected Vice President, Strategic Planning and Growth of Koppers Inc. in August 2010, and prior to that had been elected Vice President, Global Marketing, Sales and Development, Carbon Materials & Chemicals of Koppers Inc. in January 2007. From October 2004 through December 2006, Mr. Evans was Vice President for Advanced Recycling Systems (industrial equipment manufacturing).

Mr. Groves joined Koppers Inc. and was elected Vice President, Human Resources in May 2011. Prior to joining Koppers Inc. in May 2011, Mr. Groves was Senior Vice President – HR Business Partner at PNC Financial Services Group, Inc. (financial services) from May 2010 to April 2011. From April 2007 to July 2009, Mr. Groves was Vice President – Human Resources at Highmark, Inc. (health insurance). Prior to that, Mr. Groves served as Director of Compensation and HRIS from March 2005 to April 2007 of Highmark, Inc.

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

Koppers Holdings Inc.    2011 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2012 was 92.

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

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	807,832	(1)	$12.10	1,130,797	(2)

(1)	Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units and performance-based restricted stock units awarded under our Amended and Restated 2005 Long Term Incentive Plan.

(2)	Includes shares of our common stock that remain available for issuance under our 2004 Restricted Stock Unit Plan and our Amended and Restated 2005 Long Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2011. The selected historical consolidated financial data for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2011	2010	2009	2008	2007
(Dollars in millions, except share and per share amounts)
Statement of Income Data:
Net sales	$1,538.9	$1,245.5	$1,124.4	$1,364.8	$1,255.6
Depreciation and amortization	48.8	28.1	24.8	30.0	29.5
Operating profit	79.0	99.0	94.9	130.2	125.1
Interest expense	27.2	27.1	36.3	42.6	45.9
Loss (gain) on extinguishment of debt(1)	0.0	0.0	22.4	(1.2)	0.0
Income from continuing operations	37.6	44.7	21.7	48.4	50.5
(Loss) income from discontinued operations(2)(3)	0.0	(0.2)	0.0	4.4	9.3
Gain on sale of Koppers Arch(2)	0.0	0.0	0.0	0.0	6.7
Gain (loss) on sale of Monessen(3)	0.0	0.0	(0.3)	85.9	0.0
Net income(4)	37.6	44.5	21.4	138.7	66.5
Net income attributable to Koppers(4)	36.9	44.1	18.8	138.0	63.3
Earnings Per Common Share Data:
Basic – continuing operations	$1.79	$2.15	$0.93	$2.31	$2.30
Diluted – continuing operations	1.77	2.14	0.92	2.30	2.29
Weighted average common shares outstanding (in thousands):
Basic	20,599	20,543	20,446	20,651	20,768
Diluted	20,833	20,676	20,561	20,767	20,874
Balance Sheet Data:
Cash and cash equivalents(5)	$54.1	$35.3	$58.4	$63.1	$14.4
Total assets	730.7	669.2	644.4	661.1	669.3
Total debt	302.1	296.4	335.3	374.9	440.2
Other Data:
Capital expenditures:(6)	$33.2	$29.9	$18.0	$36.7	$23.2
Cash dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.68

(1)	Includes loss (gain) on the extinguishment of Senior Discount Notes and Senior Secured Notes in 2009, a portion of the Senior Secured Notes in 2008 and a portion of the Senior Discount Notes in 2006.

(2)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(3)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”). Monessen’s results of operations have been classified as a discontinued operation for all periods presented.

(4)	In December 2011, we ceased manufacturing operations at our carbon black facility located in Kurnell, Australia. The costs related to this closure totaled $41.0 million in 2011, of which $20.8 million was recorded as a component of cost of sales and $20.2 million was recorded as a component of depreciation and amortization

(5)	Includes cash of discontinued operations as of December 31, 2007.

(6)	Excludes capital expenditures by Koppers Arch, a discontinued operation, of $0.0 million and $0.1 million and by Monessen, a discontinued operation, of $0.4 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Koppers Holdings Inc.    2011 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark and the Netherlands.

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which is negatively impacted by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Our businesses and results of operations were impacted by the global recession starting in late 2008 and while there has been considerable improvement, still have not fully recovered. Certain key end markets experienced significant global reductions in demand that have negatively impacted the profitability for some of our products during that period. During 2010 and 2011 our key end markets showed increased stability for our Carbon Materials & Chemicals business.

During 2009 we saw the idling or closure of several aluminum smelters, particularly in North America and Europe, as global production of aluminum declined over previous levels. However, in late 2010 several North American smelters announced that they were planning to increase production and restart some of their previously idled capacity during 2011, which benefited our carbon pitch sales volumes in 2011.

For 2011, our volumes of carbon pitch increased in all geographic areas where we operate; however, while we have generally been able to recover raw material cost increases on a dollar for dollar basis, we have not been able to maintain the profit margins that were achieved prior to the global economic downturn in 2008. Additionally, our increased presence in Asia in response to the global shift in aluminum production to areas with low-cost energy such as the Middle East has had a dilutive effect on our margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations that serve this market.

Our Australian carbon black business experienced reduced profitability due to reduced raw material availability and the strengthening of the Australian dollar relative to the United States dollar, as the majority of sales for these products are exported and are denominated in U.S. dollars. As a result of these conditions, a review of this business was conducted that resulted in the decision in December 2011 to permanently cease production and close the facility. Impairment and closure charges of approximately $41 million were incurred for this facility in the fourth quarter of 2011.

On February 18, 2012, a leak of material from a storage tank containing coal tar pitch was detected at its terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and no release of material to water or soil occurred. The Company is unable, at this time, to reasonably estimate the financial effect of the event, if any. The facility is part of the Carbon Materials & Chemicals segment.

On February 14, 2012, the Company announced its intention to close its wood treating facility in Grenada, Mississippi effective on or around July 31, 2012. The Company estimates that it will incur charges of approximately $2.5 million over the next two years to close this facility which is part of the Railroad & Utility Products segment.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However over the past few years our coal tar costs have been more strongly impacted by oil prices, which results in higher costs for our coal tar when oil prices increase.

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

Results of Operations – Comparison of Years Ended December 31, 2011 and December 31, 2010

Consolidated Results

Net sales for the years ended December 31, 2011 and 2010 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$1,015.8	$795.6	+28%
Railroad & Utility Products	523.1	449.9	+16%

	$1,538.9	$1,245.5	+24%

Koppers Holdings Inc.    2011 Annual Report

CM&C net sales increased by $220.2 million or 28 percent due to the following changes in price, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+4%	+7%	+3%	+14%
Distillates(b)	+3%	+3%	0%	+6%
Coal Tar Chemicals(c)	+2%	0%	+1%	+3%
Other(d)	+1%	+3%	+1%	+5%

Total CM&C	+10%	+13%	+5%	+28%

(a)	Includes carbon pitch, petroleum pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Pricing for carbon materials increased four percent over the prior year due to higher raw material costs, and volumes for carbon materials increased seven percent due to higher demand in all geographic regions as global aluminum production increased over the prior year.

Distillate pricing increased three percent due to higher average worldwide oil prices as compared to the prior year. The increase in distillate sales volumes was due primarily to higher creosote sales in North America and higher carbon black feedstock sales in Europe compared to the prior year.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of three percent offset a reduction in naphthalene prices of one percent. Volumes for other products increased three percent as compared to the prior year, driven primarily by increased production from Chinese operations.

R&UP net sales increased by $73.2 million or 16 percent due to the following changes in price, volume and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+3%	+6%	0%	+9%
TSO Crossties(b)	+1%	–2%	0%	–1%
Distribution Poles	+1%	0%	+1%	+2%
Other(c)	0%	+6%	0%	+6%

Total R&UP	+5%	+10%	+1%	+16%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes rail joint bars, transmission poles, pilings, freight and other treated and untreated lumber products.

Sales prices and volumes for railroad crossties increased three percent and six percent, respectively for the year ended December 31, 2011, driven by higher volumes of untreated crossties from the Class I railroad customers and higher volumes and prices for crossties sold to commercial customers. Price increases for treating services increased one percent while volumes decreased two percent as a result of higher volumes of treated ties sold to commercial customers. With respect to other products, higher volumes of six percent related to sales of rail joint bars and related products from the Portec acquisition in December 2010.

Cost of sales as a percentage of net sales was 87 percent for the year ended December 31, 2011 as compared to 85 percent for the year ended December 31, 2010. Overall, cost of sales increased by $280.8 million when compared to the prior year period due primarily to higher CM&C and R&UP sales volumes. Cost of sales was negatively impacted by restructuring charges of $20.8 related to the closure of our carbon black facility in Australia.

Depreciation and amortization for the year ended December 31, 2011 was $20.7 million higher when compared to the prior year period due to an impairment charge of $20.2 million related to the closure of our carbon black facility in Australia.

Selling, general and administrative expenses for the year ended December 31, 2011 were $11.9 million higher when compared to the prior year period due primarily to higher compensation-related expenses.

Interest expense for the year ended December 31, 2011 was $0.1 million higher when compared to the prior year period reflecting a small increase in the average level of borrowing in 2011.

Income taxes for the year ended December 31, 2011 were $14.2 million lower when compared to the prior year period due primarily to the decrease in pretax income of $21.3 million as compared to the prior year. Our effective income tax rate for the year ended December 31, 2011 was 28.4 percent as compared to the prior year period of 39.5 percent. The decrease in the effective income tax rate is primarily due to a $41.0 million restructuring and impairment charge related to our Australian carbon black facility that generated a tax benefit at a 54.5 percent tax rate partially offset by a $3.5 million tax reserve associated with our European restructuring project.

Segment Results

Segment operating profit for the years ended December 31, 2011 and 2010 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$45.4	$77.6	-41%
Railroad & Utility Products	34.8	23.0	+51%
Corporate	(1.2)	(1.6)	+25%

	$79.0	$99.0	-20%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	4.5%	9.8%	-5.3%
Railroad & Utility Products	6.7%	5.1%	+1.6%

	5.1%	7.9%	-2.8%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Twelve months ended December 31,		% Change
	2011	2010
(Dollars in millions)
Net sales:
North America	$373.5	$306.5	+22%
Europe	288.2	230.0	+25%
Australia	182.3	148.5	+23%
China	177.3	116.2	+53%
Intrasegment	(5.5)	(5.6)	-2%

	$1,015.8	$795.6	+28%

Operating profit:
North America	$40.3	$37.1	+9%
Europe	32.3	26.6	+21%
Australia	(29.7)	15.0	-298%
China	2.5	(1.1)	+327%

	$45.4	$77.6	-41%

Koppers Holdings Inc.    2011 Annual Report

North American CM&C sales increased by $67.0 million due primarily to higher volumes for pitch and creosote totaling $44.9 million combined with higher prices for phthalic anhydride of $23.1 million. Operating profit as a percentage of net sales decreased to 11 percent from 12 percent for the prior year reflecting the impact of higher raw material costs which offset higher pricing for pitch and phthalic anhydride.

European CM&C sales increased by $58.2 million due primarily to the acquisition in the Netherlands in March 2010, higher prices for carbon pitch and carbon black feedstock totaling $32.5 million, and foreign currency translation of $14.3 million. Operating profit as a percentage of net sales decreased to 11 percent from 12 percent in the prior year due to an outage at the Company’s naphthalene plant in Denmark in the fourth quarter of 2011.

Australian CM&C sales increased by $33.8 million due to higher foreign currency translation of $21.2 million, higher prices for carbon pitch totaling $5.4 million and higher volumes for carbon black of $7.0 million. Operating profit as a percentage of net sales decreased significantly due to closure and impairment charges of $41.0 million combined with operating losses at the carbon black facility and higher raw material costs.

Chinese CM&C sales increased by $61.1 million due to higher volumes and prices for carbon pitch totaling $34.0 million, higher volumes of other coal tar products totaling $13.6 million, and higher foreign currency translation of $7.9 million. These increases were partially offset by lower naphthalene prices totaling $5.1 million. Operating profit as a percentage of net sales increased to one percent compared to an operating loss in the prior year as raw material costs stabilized and selling prices for carbon pitch increased significantly over the prior year. The 2010 operating loss was due to lower pricing for carbon pitch exports to the Middle East combined with higher tar costs in China.

Railroad & Utility Products sales for the twelve months ended December 31, 2011 increased by $73.2 million compared to the prior year as sales volumes and prices for crossties increased by $40.7 million. Sales of other products increased by $25.5 million primarily as a result of the rail joint bar business acquisition, higher volumes and prices for utility poles totaled $7.7 million, and higher foreign currency translation added $5.0 million, partially offset by lower treating service volumes totaling $9.2 million. Operating profit as a percentage of net sales increased to seven percent from five percent in the prior year as a result of higher untreated crosstie volumes combined with higher prices and volumes for commercial crossties, higher volumes of borate treated ties and the acquisition of the rail joint bars business in December 2010.

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

Loss on the extinguishment of debt was $22.4 million in 2009 and resulted from the tender offer and call of the 9  7/8 Senior Discount Notes due 2014 and the call of the Koppers Inc. 9 7/8% Senior Secured Notes due 2013.

Income taxes for the year ended December 31, 2010 were $15.3 million higher when compared to the prior year period due primarily to the increase in pretax income of $38.3 million as compared to the prior year. Our effective income tax rate for the year ended December 31, 2010 was 39.5 percent as compared to the prior year period of 38.8 percent.

Koppers Holdings Inc.    2011 Annual Report

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

Cash Flow

Net cash provided by operating activities was $76.9 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $105.3 million for the year ended December 31, 2010. Net cash flows from operating activities decreased by approximately $28 million between periods due primarily to increased requirements for working capital.

Net cash provided by operating activities was $105.3 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of $112.3 million for the year ended December 31, 2009. Net cash flows from operating activities decreased by approximately $7 million between periods due to changes in working capital.

Net cash used in investing activities was $44.7 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $63.4 million for the year ended December 31, 2010. Decreased acquisition expenditures of $34.9 million was partially offset by a loan to Tangshan Koppers Kailuan Carbon Chemical Company Limited of $11.7 million.

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

Net cash used in financing activities was $13.3 million for the year ended December 31, 2011 as compared to net cash used in financing activities of $64.3 million for the year ended December 31, 2010. Net repayments of debt totaled $40.0 million in the year ended December 31, 2010 as compared to net borrowings of debt totaling $5.4 million for the year ended December 31, 2011.

Net cash used in financing activities was $64.3 million for the year ended December 31, 2010 as compared to net cash used in financing activities of $96.9 million for the year ended December 31, 2009. Net repayments of debt totaled $40.0 million in the year ended December 31, 2010 and was funded from operating cash flow.

Dividends paid were $18.2 million for the year ended December 31, 2011 as compared to dividends paid of $23.1 million for the year ended December 31, 2010. Dividends totaling approximately $18 million in both periods reflect an annual dividend rate of 88 cents per common share. For the year ended December 31, 2010, dividends of $5.0 million were paid to noncontrolling interests with respect to a partially owned subsidiary.

Liquidity and Capital Resources

Indebtedness as of December 31, 2011

On December 1, 2009, Koppers Inc. completed a private placement offering of $300.0 million aggregate principal amount of 7 7/8% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes are guaranteed by Koppers Holdings Inc., as parent guarantor, and certain subsidiaries of Koppers Inc. as additional guarantors. A portion of the net proceeds of the offering of the Senior Notes was used to finance a cash tender offer for, and a redemption of, Koppers Holdings’ remaining outstanding 9 7/8% Senior Discount Notes due 2014 with remaining net proceeds used to repay outstanding debt under Koppers Inc.’s revolving credit facility and for general corporate purposes. In connection with the issuance of the Senior Notes, Koppers Inc. also amended its revolving credit agreement to extend the expiration date of the revolving credit facility to October 31, 2013 and to amend interest pricing and certain covenants.

Koppers Holdings Inc.    2011 Annual Report

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2011 the basket totaled $175.5 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “– Debt Covenants.”

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

As of December 31, 2011, the Company had $275.8 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2011, $14.2 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2011 (dollars in millions):

Cash and cash equivalents(1)	$54.1
Amount available under revolving credit facility	275.8
Amount available under other credit facilities	14.8

Total estimated liquidity	$344.7

(1)	Cash includes approximately $45 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $302.6 million at December 31, 2010. The increase in estimated liquidity from that date is due primarily to an increase in cash and an increase in the availability under the revolving credit facility due to an improvement in covenant restriction calculations.

As of December 31, 2011, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs, plant closures and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2012, excluding acquisitions, are expected to total approximately $32 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2011. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Later years
(in millions)
Long-term debt (including accretion)	$306.4	$0.0	$0.0	$6.4	$300.0
Interest on debt	187.6	23.8	47.6	47.3	68.9
Operating leases	124.8	38.1	41.4	14.2	31.1
Purchase commitments(1)	1,601.3	383.2	622.8	373.7	221.6

Total contractual cash obligations	$2,220.1	$445.1	$711.8	$441.6	$621.6

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $14 million in 2012. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 15 of the Consolidated Financial Statements.

Koppers Holdings Inc.    2011 Annual Report

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2011. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Later years
(in millions)
Lines of credit (unused)	$290.6	$14.8	$0.0	$275.8	$0.0
Standby letters of credit	15.0	15.0	0.0	0.0	0.0

Total other commercial commitments	$305.6	$29.8	$0.0	$275.8	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2011 was 1.8.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at December 31, 2011 was 2.05.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2011, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2011, 2010 and 2009, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $(2.5) million, $11.5 million and $24.0 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(0.5) million, $(2.3) million and $(1.9) million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Inventories. In the United States, CM&C and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59 percent of the FIFO inventory value at December 31, 2011 and 2010.

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

Goodwill valuations are performed using projected operating results of the relevant reporting units. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Deferred Tax Assets. At December 31, 2011 our balance sheet included $91.4 million of deferred tax assets, net of an $10.2 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

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

Koppers Holdings Inc.    2011 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2011 and 2010. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2011 we had $295.7 million of fixed rate debt and $6.4 million of variable rate debt and at December 31, 2010, we had $296.4 million of fixed rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2011 was approximately two percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2011 and 2010 would have increased the unrealized fair market value of the fixed rate debt by approximately $19.5 million and $25.6 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.1 million, holding other variables constant.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2011 and 2010, would be reductions of approximately $0.1 million and $4.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2011 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2011. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 45.

February 27, 2012

/S/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/S/    LEROY M. BALL

Leroy M. Ball

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 27, 2012

Koppers Holdings Inc.    2011 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Koppers Holdings Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 27, 2012

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions, except share amounts)
Net sales	$1,538.9	$1,245.5	$1,124.4
Cost of sales (excluding items below)	1,335.9	1,055.1	946.6
Depreciation and amortization	48.8	28.1	24.8
Selling, general and administrative expenses	75.2	63.3	58.1

Operating profit	79.0	99.0	94.9
Other income (loss)	0.7	1.9	(0.7)
Interest expense	27.2	27.1	36.3
Loss on extinguishment of debt	0.0	0.0	22.4

Income before income taxes	52.5	73.8	35.5
Income taxes	14.9	29.1	13.8

Income from continuing operations	37.6	44.7	21.7
Loss on sale of Koppers Arch, net of tax benefit of $0.1	0.0	(0.2)	0.0
Loss on sale of Monessen, net of tax benefit of $0.2	0.0	0.0	(0.3)

Net income	37.6	44.5	21.4
Net income attributable to noncontrolling interests	0.7	0.4	2.6

Net income attributable to Koppers	$36.9	$44.1	$18.8

Earnings (loss) per common share:
Basic –
Continuing operations	$1.79	$2.15	$0.93
Discontinued operations	0.00	(0.01)	(0.01)

Earnings per basic common share	$1.79	$2.14	$0.92

Diluted –
Continuing operations	$1.77	$2.14	$0.92
Discontinued operations	0.00	(0.01)	(0.01)

Earnings per diluted common share	$1.77	$2.13	$0.91

Weighted average common shares outstanding (in thousands):
Basic	20,599	20,543	20,446
Diluted	20,833	20,676	20,561
Dividends declared per common share	$0.88	$0.88	$0.88

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Net income	$37.6	$44.5	$21.4
Changes in other comprehensive income (loss):
Currency translation adjustment	(2.5)	11.5	24.0
Unrecognized pension transition asset, net of tax of $(0.1), $(0.1) and $(0.1)	(0.2)	(0.2)	(0.2)
Unrecognized pension prior service cost, net of tax of $0.0, $0.1 and $0.0	0.1	0.2	(0.1)
Unrecognized pension net (loss) gain, net of tax of $(9.2), $(0.6) and $2.5	(14.9)	(0.7)	1.9

Total comprehensive income	20.1	55.3	47.0
Comprehensive income attributable to noncontrolling interests	1.2	0.7	3.5

Comprehensive income attributable to Koppers	$18.9	$54.6	$43.5

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2011 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
(Dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$54.1	$35.3
Accounts receivable, net of allowance of $0.3 and $0.1	160.9	128.9
Income tax receivable	10.6	11.9
Inventories, net	159.0	165.4
Deferred tax assets	9.3	5.9
Loan to related party	11.7	0.0
Other current assets	21.8	23.0

Total current assets	427.4	370.4
Equity in non-consolidated investments	4.9	4.7
Property, plant and equipment, net	155.6	168.2
Goodwill	72.1	72.1
Deferred tax assets	44.3	26.1
Other assets	26.4	27.7

Total assets	$730.7	$669.2

Liabilities
Accounts payable	$102.1	$87.9
Accrued liabilities	63.1	55.4
Dividends payable	5.2	5.1
Short-term debt and current portion of long-term debt	0.0	1.0

Total current liabilities	170.4	149.4
Long-term debt	302.1	295.4
Accrued postretirement benefits	104.1	86.1
Other long-term liabilities	46.9	38.4

Total liabilities	623.5	569.3
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,309,210 and 21,278,480 shares issued	0.2	0.2
Additional paid-in capital	142.9	137.0
Retained earnings (deficit)	6.7	(11.7)
Accumulated other comprehensive loss	(30.2)	(12.3)
Treasury stock, at cost; 706,161 and 700,203 shares	(24.8)	(24.5)

Total Koppers shareholders’ equity	94.8	88.7
Noncontrolling interests	12.4	11.2

Total equity	107.2	99.9

Total liabilities and equity	$730.7	$669.2

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Cash provided by (used in) operating activities
Net income	$37.6	$44.5	$21.4
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	48.8	28.1	26.6
Loss on extinguishment of debt	0.0	0.0	22.4
(Gain) loss on sale of assets	(0.2)	(1.0)	0.6
Deferred income taxes	(11.3)	5.0	22.9
Non-cash interest expense	1.6	1.7	16.4
Equity income of affiliated companies, net of dividends received	(0.2)	0.0	2.0
Change in other liabilities	4.0	(2.5)	6.8
Stock-based compensation	5.3	3.3	2.5
Other	(3.0)	0.8	0.6
(Increase) decrease in working capital:
Accounts receivable	(33.2)	(19.1)	16.1
Inventories	5.1	8.2	31.5
Accounts payable	15.3	9.7	(16.8)
Accrued liabilities and other working capital	7.1	26.6	(40.7)

Net cash provided by operating activities	76.9	105.3	112.3
Cash provided by (used in) investing activities
Capital expenditures	(33.2)	(29.9)	(18.0)
Acquisitions, net of cash acquired	(0.6)	(35.5)	(2.2)
Loan to related party	(11.7)	0.0	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.8	2.0	(0.6)

Net cash used in investing activities	(44.7)	(63.4)	(20.8)
Cash provided by (used in) financing activities
Borrowings of revolving credit	218.0	152.1	190.0
Repayments of revolving credit	(211.6)	(192.1)	(150.0)
Borrowings on long-term debt	0.0	0.0	294.9
Repayments on long-term debt	(1.0)	(0.2)	(405.7)
Issuances of Common Stock	0.3	0.1	0.0
Repurchases of Common Stock	(0.3)	(0.9)	0.0
Excess tax benefit from employee stock plans	0.0	0.2	0.0
Payment of deferred financing costs	(0.5)	(0.4)	(8.1)
Dividends paid	(18.2)	(23.1)	(18.0)

Net cash used in financing activities	(13.3)	(64.3)	(96.9)
Effect of exchange rates on cash	(0.1)	(0.7)	0.7

Net increase (decrease) in cash and cash equivalents	18.8	(23.1)	(4.7)
Cash and cash equivalents at beginning of year	35.3	58.4	63.1

Cash and cash equivalents at end of year	$54.1	$35.3	$58.4

Supplemental disclosure of cash flows information:
Cash paid (refunded) during the year for:
Interest	$25.8	$25.5	$19.8
Income taxes	25.7	(3.9)	26.1
Noncash investing and financing activities:
Capital leases	0.0	0.1	0.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2011 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0

Common Stock
Balance at beginning and end of year	0.2	0.2	0.2

Additional paid-in capital
Balance at beginning of year	137.0	127.2	126.6
Employee stock plans	5.9	9.8	0.6

Balance at end of year	142.9	137.0	127.2

Retained earnings (deficit)
Balance at beginning of year	(11.7)	(37.3)	(37.8)
Net income attributable to Koppers	36.9	44.1	18.8
Common Stock dividends	(18.5)	(18.5)	(18.3)

Balance at end of year	6.7	(11.7)	(37.3)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	31.7	20.6	(2.5)
Change in currency translation adjustment	(2.9)	11.1	23.1

Balance at end of year	28.8	31.7	20.6
Unrecognized pension transition asset:
Balance at beginning of year	0.5	0.7	0.9
Change in unrecognized pension asset, net of tax	(0.2)	(0.2)	(0.2)

Balance at end of year	0.3	0.5	0.7
Unrecognized pension prior service cost:
Balance at beginning of year	(0.3)	(0.5)	(0.4)
Change in unrecognized pension prior service cost, net of tax	0.1	0.2	(0.1)

Balance at end of year	(0.2)	(0.3)	(0.5)
Unrecognized pension net loss:
Balance at beginning of year	(44.2)	(43.5)	(45.4)
Change in unrecognized pension net loss, net of tax	(14.9)	(0.7)	1.9

Balance at end of year	(59.1)	(44.2)	(43.5)

Total balance at end of year	(30.2)	(12.3)	(22.7)

Treasury stock
Balance at beginning of year	(24.5)	(23.6)	(23.6)
Purchases	(0.3)	(0.9)	0.0

Balance at end of year	(24.8)	(24.5)	(23.6)

Total Koppers shareholders’ equity – end of year	94.8	88.7	43.8

Noncontrolling interests
Balance at beginning of year	11.2	11.0	8.0
Net income attributable to noncontrolling interests	0.7	0.4	2.6
Dividends to noncontrolling interests	0.0	(0.6)	(0.5)
Currency translation adjustment	0.5	0.4	0.9

Balance at end of year	12.4	11.2	11.0

Total equity – end of year	$107.2	$99.9	$54.8

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s revolving credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

Business description – The Company is a global integrated producer of carbon compounds and treated and untreated wood products and services for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, concrete and steel industries. The Company’s business is operated through two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals segment is primarily a manufacturer of carbon pitch, naphthalene, phthalic anhydride, creosote and carbon black feedstock. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black.

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

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of income.

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Amounts credited (charged) to cumulative translation adjustments for intercompany loans totaled $(0.5) million in 2011, $7.2 million in 2010 and $12.7 million in 2009.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $0.5 million, $2.3 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Koppers Holdings Inc.    2011 Annual Report

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2011, 2010 and 2009 amounted to $116.5 million, $106.4 million and $119.1 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $1.9 million in 2011, $2.1 million in 2010 and $2.0 million in 2009.

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

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59 percent of the FIFO inventory value at December 31, 2011 and 2010.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2011 and 2010 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2011 and 2010, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2011	2010
(Dollars in millions)
Self-insured liabilities at beginning of year	$7.9	$12.1
Expense	2.1	2.5
Reversal of self-insured liabilities	(1.0)	(4.5)
Cash expenditures	(1.6)	(2.2)

Self-insured liabilities at end of year	$7.4	$7.9

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

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition.

Koppers Holdings Inc.    2011 Annual Report

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2011 and 2010:

	2011	2010
(Dollars in millions)
Asset retirement obligation at beginning of year	$17.0	$16.6
Accretion expense	1.1	1.3
Revision in estimated cash flows	6.3	1.5
Cash expenditures	(3.1)	(2.4)
Acquisitions	0.0	0.3
Currency translation	0.0	(0.3)

Asset retirement obligation at end of year	$21.3	$17.0

In 2011, the Company incurred $6.2 million of expense related to the closure of its carbon black facility in Kurnell, Australia.

Litigation & contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred.

Other current assets – Included in other current assets are prepaid expenses totaling $9.9 million and $7.6 million at December 31, 2011 and December 31, 2010, respectively.

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2011 and 2010:

	2011	2010
(Dollars in millions)
Deferred revenue at beginning of year	$5.7	$6.7
Revenue earned	(0.9)	(1.0)

Deferred revenue at end of year	$4.8	$5.7

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. Business Acquisitions

Koppers Netherlands – On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”), a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. Concurrent with the acquisition, the Company entered into a long-term tar supply agreement with Tata Steel, who supplies the majority of the Uithoorn plant’s raw material requirements. The acquisition strengthens the Company’s presence in Europe and increases the Company’s ability to service its export markets. Cindu was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”).

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

Portec – On December 22, 2010, the Company acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia. The purchase price was cash of $10.7 million. The allocation of purchase price to acquired assets consisted of inventory totaling $7.1 million, plant and equipment totaling $2.7 million, intangible assets consisting primarily of customer relationships totaling $0.6 million and tax deductible goodwill of $0.3 million. The goodwill is allocated to the Railroad & Utility Products segment.

Other acquisitions – On October 31, 2010, the Company acquired the midwestern United States refined tar business of Stella Jones Inc. for cash of $6.1 million. The allocation of purchase price to acquired assets consisted of inventory totaling $1.6 million, intangible assets consisting primarily of customer relationships totaling $1.7 million and tax deductible goodwill of $2.8 million. The goodwill is allocated to the Carbon Materials & Chemicals segment.

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

4. Restructuring

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011, of which $20.8 million was recorded as a component of cost of sales and $20.2 million was recorded as a component of depreciation and amortization. The Company estimates that total future closure

Koppers Holdings Inc.    2011 Annual Report

costs related to this facility will be approximately $1.7 million, net of proceeds from inventory liquidation. The closure is expected to be completed by 2014. During 2012, this facility will be reclassified as a discontinued operation when all sales activities related to remaining inventory at the location are completed. The facility is part of the Carbon Materials & Chemicals segment.

Details of the restructuring activities and related reserves for 2011 are as follows:

	Severance and employee benefits	Environmental remediation	Asset impairment	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at January 1, 2011	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Charges	3.4	6.7	20.2	3.3	6.2	1.2	41.0
Costs charged against assets	0.0	0.0	(20.2)	(3.3)	0.0	0.0	(23.5)
Cash paid	(1.6)	0.0	0.0	0.0	0.0	0.0	(1.6)

Reserve at December 31, 2011	$1.8	$6.7	$0.0	$0.0	$6.2	$1.2	$15.9

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$36.9	$44.1	$18.8
Less: discontinued operations	0.0	(0.2)	(0.3)

Income from continuing operations attributable to Koppers	$36.9	$44.3	$19.1

Weighted average common shares outstanding:
Basic	20,599	20,543	20,446
Effect of dilutive securities	234	133	115

Diluted	20,833	20,676	20,561

Earnings per common share – continuing operations:
Basic earnings per common share	$1.79	$2.15	$0.93
Diluted earnings per common share	1.77	2.14	0.92

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	106	154	103

On February 15, 2012, the board of directors declared a quarterly dividend of 24 cents per common share, payable on April 9, 2012 to shareholders of record as of February 28, 2012.

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

The following table shows a summary of the performance stock units as of December 31, 2011:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2009 – 2011	0	134,928	202,392
2010 – 2011	0	65,411	98,117
2011 – 2012	0	89,056	133,584

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2011:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2011	121,397	257,002	378,399	$23.31
Granted	60,501	93,115	153,616	$40.41
Credited from dividends	3,627	7,693	11,320	$27.31
Performance stock unit adjustment	0	(50,600)	(50,600)	$38.92
Vested	(23,580)	0	(23,580)	$38.92
Forfeited	(5,280)	(9,495)	(14,775)	$29.96

Non-vested at December 31, 2011	156,665	297,715	454,380	$26.43

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

Koppers Holdings Inc.    2011 Annual Report

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

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The expected life in years is based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 14d.2 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	291,591	$24.63
Granted	73,910	$40.26
Exercised	(7,150)	$29.97
Forfeited	(4,899)	$34.64

Outstanding at December 31, 2011	353,452	$27.65	7.27	$3.0

Exercisable at December 31, 2011	95,568	$34.70	5.51	$0.2

Total stock-based compensation expense recognized for the three years ended December 31, 2011 is as follows:

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$5.3	$3.3	$2.5
Less related income tax benefit	2.0	1.3	1.0

Decrease in net income attributable to Koppers	$3.3	$2.0	$1.5

As of December 31, 2011, total future compensation expense related to non-vested stock-based compensation arrangements totaled $7.3 million and the weighted-average period over which this expense is expected to be recognized is approximately 23 months.

7. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2011	2010	2009
(Dollars in millions)
Current:
Federal	$12.6	$10.0	$(21.1)
State	1.0	0.4	0.1
Foreign	12.5	13.7	11.9

Total current tax provision (benefit)	26.1	24.1	(9.1)
Deferred:
Federal	(5.2)	4.1	22.7
State	0.1	0.3	(0.7)
Foreign	(6.1)	0.6	0.9

Total deferred tax provision	(11.2)	5.0	22.9

Total income tax provision	$14.9	$29.1	$13.8

Income before income taxes for 2011, 2010 and 2009 included $8.1 million, $51.2 million and $42.4 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	0.7	(1.2)
Foreign earnings taxed at different rates	(13.7)	2.6	5.2
Domestic production activities deduction	(2.3)	(0.7)	0.0
Non-deductible fines and penalties	0.3	0.0	1.1
Deferred tax adjustments	0.2	0.0	(0.9)
Change in tax contingency reserves	6.9	0.2	0.3
Other	0.7	1.7	(0.7)

	28.4%	39.5%	38.8%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. For the year ended December 31, 2008, the Company provided deferred tax on 2008 undistributed earnings of its European subsidiaries. Subsequent to 2008, deferred taxes were not provided on undistributed European earnings as these earnings are permanently reinvested. At December 31, 2011 consolidated retained earnings of the Company included approximately $94 million of undistributed earnings, which are permanently invested, from these foreign entities. It is not practical at this time, however, to estimate the amount of taxes that may be payable on the distribution of these earnings.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax (benefit) provision included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $9.1 million, $(0.6) million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The amount of income tax benefit included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $0.2 million for the year ended December 31, 2010.

Koppers Holdings Inc.    2011 Annual Report

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$38.7	$30.9
Reserves, including insurance, environmental and deferred revenue	29.8	12.0
Net operating loss benefit	11.2	10.6
Accrued employee compensation	10.7	8.6
Asset retirement obligations	5.1	4.9
Book/tax inventory accounting differences	1.6	1.8
Capital loss benefit	1.5	2.0
Tax credits	0.4	0.3
Excess tax basis on Koppers Australia assets	0.2	0.9
Other	2.4	4.1
Valuation allowance	(10.2)	(11.4)

Total deferred tax assets	91.4	64.7
Deferred tax liabilities:
Tax over book depreciation and amortization	27.6	23.1
Unremitted earnings of foreign subsidiaries	6.1	5.9
Tax/book inventory accounting differences	1.7	1.9
Other	5.5	4.3

Total deferred tax liabilities	40.9	35.2

Net deferred tax assets	$50.5	$29.5

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, the Company has recorded a valuation allowance of $8.7 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $1.5 million for certain capital loss carryforwards in Australia expected to produce no benefit. The Company has tax-effected state net operating losses of $14.3 million, which will expire from 2014 to 2030 and tax-effected foreign net operating losses of 2.0 million, a portion of which expires in 2019.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $7.1 million and $3.5 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
(Dollars in millions)
Balance at beginning of year	$6.5	$4.0	$4.0
Additions based on tax provisions related to the current year	4.0	0.4	0.5
Additions for tax provisions of prior years	0.0	2.6	0.0
Reductions as a result of a lapse of the applicable statute of limitations	(0.6)	(0.5)	(0.5)

Balance at end of year	$9.9	$6.5	$4.0

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2011, 2010 and 2009, the Company recognized $0.2 million $0.2 million and $0.1 million, respectively, in interest and penalties. As of December 31, 2011 and 2010, the Company had accrued approximately $0.9 million and $0.7 million for interest and penalties, respectively.

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

The Company’s Carbon Materials & Chemicals segment is primarily a manufacturer of carbon pitch, naphthalene, phthalic anhydride, creosote and carbon black feedstock. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black.

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

Koppers Holdings Inc.    2011 Annual Report

Results of Segment Operations

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$1,015.8	$795.6	$655.2
Railroad & Utility Products	523.1	449.9	469.2

Total	$1,538.9	$1,245.5	$1,124.4

Intersegment revenues:
Carbon Materials & Chemicals	$95.2	$97.2	$91.5

Depreciation & amortization:
Carbon Materials & Chemicals(a)	$39.3	$18.7	$17.5
Railroad & Utility Products	9.5	9.4	7.3

Total	$48.8	$28.1	$24.8

Operating profit:
Carbon Materials & Chemicals(b)	$45.4	$77.6	$58.5
Railroad & Utility Products	34.8	23.0	38.2
Corporate(c)	(1.2)	(1.6)	(1.8)

Total	$79.0	$99.0	$94.9

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals	$23.0	$44.9	$10.7
Railroad & Utility Products	10.2	20.2	8.5
Corporate	0.6	0.3	1.0

Total	$33.8	$65.4	$20.2

(a)	Depreciation includes $20.2 million of expense related to the closure of the Company’s carbon black facility in Kurnell, Australia in 2011.

(b)	Operating profit includes $41.0 million of charges related to the closure of the Company’s carbon black facility in Kurnell, Australia in 2011.

(c)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.

Assets and Goodwill by Segment

	December 31,
	2011	2010
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$495.2	$447.4
Railroad & Utility Products	164.6	154.8

Segment assets	659.8	602.2
Cash & cash equivalents	0.2	8.5
Income tax receivable	10.6	11.9
Deferred taxes	41.8	27.1
Deferred financing costs	8.2	9.1
Deferred charges	3.5	4.0
Other	6.6	6.4

Total	$730.7	$669.2

Goodwill:
Carbon Materials & Chemicals	$69.4	$69.6
Railroad & Utility Products	2.7	2.5

Total	$72.1	$72.1

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2011	$857.8	$161.6
	2010	672.5	157.1
	2009	649.1	149.1
Australasia	2011	349.4	58.7
	2010	276.9	79.8
	2009	239.4	73.4
Europe	2011	248.0	35.7
	2010	194.0	35.8
	2009	144.1	14.9
Other countries	2011	83.7	0.0
	2010	102.1	0.0
	2009	91.8	0.0

Total	2011	$1,538.9	$256.0
	2010	$1,245.5	$272.7
	2009	$1,124.4	$237.4

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $681.1 million in 2011, $573.0 million in 2010 and $475.3 million in 2009. Revenues from one customer of the Carbon Materials & Chemicals segment and one customer from the Railroad & Utility Products segment represented approximately 11 percent each of the Company’s consolidated revenues in 2009.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$431.1	$325.6	$302.9
Creosote and carbon black feedstock	148.0	104.4	76.3
Phthalic anhydride	112.4	93.9	67.3
Naphthalene	72.3	68.0	49.8
Carbon black	80.4	50.6	45.4
Other products	171.6	153.1	113.5

	1,015.8	795.6	655.2
Railroad & Utility Products:
Railroad crossties	324.9	282.5	298.1
Utility poles	84.2	73.3	66.8
Creosote	52.7	57.9	60.6
Rail joint bars	24.7	0.1	0.0
Other products	36.6	36.1	43.7

	523.1	449.9	469.2

Total	$1,538.9	$1,245.5	$1,124.4

Koppers Holdings Inc.    2011 Annual Report

9. Inventories

Inventories as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
(Dollars in millions)
Raw materials	$91.5	$107.6
Work in process	20.1	7.6
Finished goods	95.1	95.0

	206.7	210.2
Less revaluation to LIFO	47.7	44.8

Net	$159.0	$165.4

For the year ended December 31, 2011 and 2009, liquidations of LIFO inventories increased operating profit by $0.3 million and $1.2 million, respectively.

10. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) commenced operation of a new tar distillation facility in the Hebei Province of China. The Company holds a 30 percent investment in TKK. Equity in earnings (losses) and total dividends received for the three years ended December 31, 2011 were as follows:

	Equity income (loss)	Dividends received
(Dollars in millions)
2011	$0.2	$0.0
2010	0.0	0.0
2009	(1.5)	0.5

11. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
(Dollars in millions)
Land	$6.6	$7.6
Buildings	34.7	36.5
Machinery and equipment	593.5	605.5

	634.8	649.6
Less accumulated depreciation	479.2	481.4

Net	$155.6	$168.2

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $46.0 million, $25.6 million and $22.8 million, respectively. Included in depreciation expense for 2011 and 2010 were impairment charges totaling $20.2 million and $1.8 million, respectively. The charge in 2011 related to the Carbon Material & Chemicals segment’s carbon black facility in Australia and the charge in 2010 related to a Railroad and Utility Products segment’s wood treating plant in the United States.

12. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2011 and December 31, 2010 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2009	$59.4	$2.2	$61.6
Acquisitions	8.6	0.0	8.6
Currency translation	1.6	0.3	1.9

Balance at December 31, 2010	69.6	2.5	72.1
Acquisitions	0.1	0.3	0.4
Currency translation	(0.3)	(0.1)	(0.4)

Balance at December 31, 2011	$69.4	$2.7	$72.1

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$12.3	$6.8	$5.5	$13.2	$5.9	$7.3
Supply contracts	2.7	0.5	2.2	2.8	0.2	2.6
Favorable lease agreements	0.8	0.5	0.3	0.8	0.2	0.6
Non-compete agreements	1.2	1.2	0.0	1.2	1.2	0.0

Total	$17.0	$9.0	$8.0	$18.0	$7.5	$10.5

In 2011, the gross carrying value of identifiable intangible assets decreased by $0.8 million due to the finalization of purchase price adjustments from prior year acquisitions and by $0.2 million due to foreign currency translation. In 2010, the gross carrying value of identifiable intangible assets increased by $7.4 million from acquisitions and decreased by $0.2 million due to foreign currency translation. The customer contracts and supply contracts have estimated useful lives of 10 years and the favorable lease agreements and non-compete agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $1.5 million, $1.2 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2012	$1.5
2013	1.3
2014	1.2
2015	1.2
2016	0.8

Koppers Holdings Inc.    2011 Annual Report

13. Debt

Debt at December 31, 2011 and December 31, 2010 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2011	2010
(Dollars in millions, except interest rates)
Revolving Credit Facility	2.55%	2015	$6.4	$0.0
Senior Notes	7 7/8%	2019	295.7	295.3
Other debt, including capital leases	0.0%		0.0	1.1

Total debt			302.1	296.4
Less short-term debt and current maturities of long-term debt			0.0	1.0

Long-term debt (excluding current portion)			$302.1	$295.4

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $1.1 million in 2011, $1.3 million in 2010 and $1.8 million in 2009 and are charged to interest expense.

As of December 31, 2011, the Company had $275.8 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2011, $14.2 million of commitments were utilized by outstanding letters of credit.

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

Debt Maturities and Deferred Financing Costs

At December 31, 2011 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2012	$0.0
2013	0.0
2014	0.0
2015	6.4
2016	0.0
Thereafter	300.0

Total maturities	306.4
Future accretion on Senior Notes	(4.3)

Total debt	$302.1

Unamortized deferred financing costs (net of accumulated amortization of $3.4 million and $2.1 million at December 31, 2011 and 2010, respectively) were $8.3 million and $9.1 million at December 31, 2011 and 2010, respectively, and are included in other assets.

14. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2012	$38.1
2013	27.9
2014	13.5
2015	7.9
2016	6.3
Thereafter	31.1

Total	$124.8

Operating lease expense for 2011, 2010 and 2009 was $43.8 million, $42.5 million and $41.5 million, respectively.

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

Koppers Holdings Inc.    2011 Annual Report

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

Expense related to defined contribution plans totaled $4.8 million, $4.7 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expense related to contributions to multi-employer pension plans totaled $0.7 million for both of the years ended December 31, 2011 and 2010.

Net periodic pension costs for 2011, 2010 and 2009 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.3	$3.1	$2.8	$0.2	$0.2	$0.2
Interest cost	11.1	11.4	10.8	0.6	0.7	0.8
Expected return on plan assets	(11.0)	(9.9)	(8.5)	0.0	0.0	0.0
Amortization of prior service cost	0.1	0.2	0.2	(0.1)	(0.1)	(0.3)
Amortization of net loss	6.3	5.2	6.3	0.0	0.0	0.0
Amortization of transition asset	(0.3)	(0.3)	(0.3)	0.0	0.0	0.0
Settlements and curtailments	0.2	0.5	0.0	0.0	0.0	0.0

Net periodic benefit cost	$9.7	$10.2	$11.3	$0.7	$0.8	$0.7

Net periodic pension cost (benefit) that is expected to be recognized from the amortization of prior service cost, net loss and transition asset is estimated to total $0.1 million, $8.1 million and $(0.3) million, respectively, for all plans in 2012.

The change in the funded status of the pension and postretirement plans as of December 31, 2011 and December 31, 2010 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$215.9	$201.9	$12.8	$13.6
Service cost	3.3	3.1	0.1	0.2
Interest cost	11.2	11.4	0.6	0.7
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial losses (gains)	20.2	12.9	(0.5)	(0.5)
Settlements	(0.8)	(2.4)	0.0	0.0
Curtailments	0.0	(1.1)	0.0	0.0
Currency translation	(0.3)	(0.7)	0.0	0.0
Benefits paid	(10.2)	(9.4)	(0.5)	(1.2)

Benefit obligation at end of year	239.5	215.9	12.5	12.8

Change in plan assets:
Fair value of plan assets at beginning of year	141.6	132.8	0.0	0.0
Actual return on plan assets	0.1	14.3	0.0	0.0
Employer contribution	15.9	6.3	0.5	1.2
Plan participants’ contributions	0.2	0.2	0.0	0.0
Settlements	(0.8)	(2.4)	0.0	0.0
Currency translation	(0.2)	(0.2)	0.0	0.0
Benefits paid	(10.2)	(9.4)	(0.5)	(1.2)

Fair value of plan assets at end of year	146.6	141.6	0.0	0.0

Funded status of the plan	$(92.9)	$(74.3)	$(12.5)	$(12.8)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.3	$0.9	$0.0	$0.0
Current liabilities	0.7	0.6	1.0	1.3
Noncurrent liabilities	92.5	74.6	11.5	11.5

Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$231.5	$208.1
Fair value of plan assets	138.3	132.9

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$224.1	$201.6
Fair value of plan assets	138.3	132.9

The measurement date for the U.S., Australian and United Kingdom pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2011 and 2010 was $231.5 million and $209.4 million, respectively.

Expected Contributions for the 2012 Fiscal Year

The expected contributions by the Company for 2012 are estimated to be $12.9 million for pension plans and $1.0 million for other benefit plans.

Koppers Holdings Inc.    2011 Annual Report

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2012	$12.1	$1.0
2013	10.8	0.9
2014	11.6	0.9
2015	11.9	0.9
2016	13.1	0.9
2017 – 2021	72.0	4.6

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.55%	5.28%	4.37%	5.09%
Expected return on plan assets	7.68	7.65
Rate of compensation increase	3.09	3.10
Initial medical trend rate			7.80	8.00

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

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.68 percent long-term rate of return on assets assumption.

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2011	2010
Equity securities	64%	67%
Debt securities	30	27
Other	6	6

	100%	100%

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

The investment valuation policy of the Company is to value investments at fair value. Most of the assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. The fair value of real estate investments are either priced through a listing on an exchange or are subject to periodic appraisals.

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2011 and December 31, 2010:

	As of December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$71.8	$0.0	$71.8
International equity securities	0.0	22.6	0.0	22.6
U.S. debt securities	0.0	22.0	0.0	22.0
International debt securities	0.0	22.4	0.0	22.4
Real estate and other investments	0.0	1.6	0.0	1.6
Cash and cash equivalents	0.0	6.2	0.0	6.2

	$0.0	$146.6	$0.0	$146.6

	As of December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$70.3	$0.0	$70.3
International equity securities	0.0	25.3	0.0	25.3
U.S. debt securities	0.0	18.5	0.0	18.5
International debt securities	0.0	19.3	0.0	19.3
Real estate and other investments	0.0	1.6	0.0	1.6
Cash and cash equivalents	0.0	6.6	0.0	6.6

	$0.0	$141.6	$0.0	$141.6

Koppers Holdings Inc.    2011 Annual Report

Health Care Cost Trend Rates

The 2011 initial health care cost trend rate is assumed to be eight percent and is assumed to decrease gradually to 4.5 percent in 2027 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.3	(0.3)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $5.6 million in 2011, $5.0 million in 2010 and $4.5 million in 2009.

16. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2011 are as follows:

	Year Ended December 31,
	2011	2010	2009
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0

Common Stock:
Balance at beginning of year	21,278	21,124	21,097
Issued for employee stock plans	31	154	27

Balance at end of year	21,309	21,278	21,124

Treasury Stock:
Balance at beginning of year	(700)	(669)	(669)
Shares repurchased	(6)	(31)	0

Balance at end of year	(706)	(700)	(669)

17. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents	$54.1	$54.1	$35.3	$35.3
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$324.4	$302.1	$324.5	$296.4

(a)	Excludes equity method investments.

Cash – The carrying amount approximates fair value because of the short maturity of those instruments.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 131 plaintiffs in 73 cases pending as of December 31, 2011 as compared to 111 plaintiffs in 62 cases at December 31, 2010. As of December 31, 2011, there are a total of 66 cases pending in state court in Pennsylvania, four in Arkansas, and one case each pending in state courts in Tennessee, Indiana and Illinois.

The plaintiffs in all 73 pending cases seek to recover compensatory damages, while plaintiffs in 64 cases also seek to recover punitive damages. The plaintiffs in the 66 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the case filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. has been defending a set of state court cases in Tarrant County and Burleson County, Texas. These cases involved plaintiffs who alleged that they suffered personal injuries resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant.

During the fourth quarter of 2011, three sets of state court cases were closed in Burleson County as motions to dismiss were granted by the courts and the Company considers it unlikely that these claims will be re-filed by the plaintiffs. In addition, during the first quarter of 2012, all remaining cases against Koppers Inc. in Tarrant County were dismissed by the plaintiffs. The Company considers it unlikely that these cases will be re-filed by the plaintiffs.

Grenada. Koppers Inc., together with various co-defendants (including Beazer East), was named as a defendant in toxic tort lawsuits in federal court in Mississippi and in state court in Mississippi arising from the operation of the Grenada facility. The complaints alleged that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote,

Koppers Holdings Inc.    2011 Annual Report

pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility.

Counsel for the plaintiffs in the Grenada state and federal cases and counsel for the Company and Beazer East engaged in mediation in December 2010. As a result of the mediation, a settlement agreement was reached with respect to all outstanding state and federal cases, except for one case pending in state court. The terms of the settlement agreement provide that the pending cases will either be dismissed or, with respect to certain specified cases, plaintiffs’ attorney may withdraw as counsel in lieu of dismissal. As a result of this agreement, the Company included a charge with respect to the state and federal litigation in its financial statements for the year ended December 31, 2010 of $3.0 million. In August 2011, the settlement payment was made by Koppers Inc. As of January 2012, all claims have been dismissed by the courts and all cases are closed.

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from December 29, 1988 until its closure late in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in the first quarter of 2010.

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. The complaint alleges that chemicals and dust from the plant have contaminated and impacted plaintiffs’ properties by reducing the fair market value. The complaint seeks injunctive relief and compensatory damages for diminution in property values and for plaintiffs’ loss of use and enjoyment of the properties. The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on the Koppers Holdings Inc.’s motion to dismiss. Koppers Inc. also filed a motion to dismiss which was denied by the Court in February 2012. On February 16, 2012, plaintiffs filed a motion for leave to amend the complaint to, among other things, add three new plaintiffs, add twenty-six new defendants, and amend the definition of the putative class to include residential real properties in a larger geographic area surrounding the former Gainesville plant. The Court has not yet scheduled a class certification hearing or trial.

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

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	Year Ended December 31,
	2011	2010
(Dollars in millions)
Balance at beginning of year	$3.0	$0.0
Accrual of reserves	0.0	3.0
Cash expenditures	(3.0)	0.0

Balance at end of year	$0.0	$3.0

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2011, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $15 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

Koppers Holdings Inc.    2011 Annual Report

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company or its subsidiaries are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company or its subsidiaries could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheet with respect to such matters, which could result in a negative adjustment to the Company’s business, financial condition, cash flows and results of operations.

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is approximately $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.7 million at December 31, 2011, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

At the request of the Illinois Environmental Protection Agency, Koppers Inc. conducted a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. also conducted an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company’s reserve for this matter was $0.3 million as of December 31, 2011.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in the fourth quarter of 2011 and the Company has reserved its expected remaining remediation costs of $8.0 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $4.0 million as of December 31, 2011.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company accrued its expected cost of site remediation resulting from the closure of $6.7 million in the fourth quarter of 2011.

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

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.1 million is classified as a current liability at December 31, 2011:

	Year Ended December 31,
	2011	2010
(Dollars in millions)
Balance at beginning of year	$6.6	$10.7
Expense	8.0	1.2
Reversal of reserves	(1.6)	(4.3)
Cash expenditures	(2.4)	(1.5)
Assumed remediation liability in exchange for cash	7.5	0.0
Currency translation	(0.4)	0.5

Balance at end of year	$17.7	$6.6

19. Related Party Transactions

In November 2011, the Company loaned $11.7 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2012.

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

20. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$359.1	$393.6	$401.0	$385.2	$1,538.9
Operating profit (loss)(a)	20.8	37.1	40.3	(19.2)	79.0
Income (loss) from continuing operations(a)	9.0	19.9	22.7	(14.0)	37.6
Net income (loss)(a)	9.0	19.9	22.7	(14.0)	37.6
Net income (loss) attributable to Koppers(a)	8.9	19.8	22.4	(14.2)	36.9
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:

Earnings (loss) per basic common share	$0.43	$0.96	$1.08	$(0.69)	$1.79
Earnings (loss) per diluted common share	0.43	0.96	1.08	(0.69)	1.77

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$42.88	$46.14	$39.23	$36.53	$46.14
Low	34.76	34.63	23.59	24.75	23.59

(a)	In the fourth quarter of 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011, of which $20.8 million was recorded as a component of cost of sales and $20.2 million was recorded as a component of depreciation and amortization.

Koppers Holdings Inc.    2011 Annual Report

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$274.3	$327.1	$336.3	$307.8	$1,245.5
Operating profit	16.8	32.8	33.5	15.9	99.0
Income from continuing operations	7.4	16.3	15.8	5.2	44.7
Net income	7.4	16.1	15.8	5.2	44.5
Net income attributable to Koppers	7.3	16.1	15.6	5.1	44.1
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.36	$0.79	$0.76	$0.24	$2.15
Discontinued operations	0.00	(0.01)	0.00	0.00	(0.01)

Earnings per basic common share	$0.36	$0.78	$0.76	$0.24	$2.14

Diluted –
Continuing operations	$0.36	$0.79	$0.75	$0.24	$2.14
Discontinued operations	0.00	(0.01)	0.00	0.00	(0.01)

Earnings per diluted common share	$0.36	$0.78	$0.75	$0.24	$2.13

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$33.32	$33.56	$27.19	$36.47	$36.47
Low	25.58	22.42	19.77	25.69	19.77

21. Subsequent events

On February 18, 2012, a leak of material from a storage tank containing coal tar pitch was detected at its terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and no release of material to water or soil occurred. The Company is unable, at this time, to reasonably estimate the financial effect of the event, if any. The facility is part of the Carbon Materials & Chemicals segment.

On February 14, 2012, the Company announced its intention to close its wood treating facility in Grenada, Mississippi effective on or around July 31, 2012. The Company estimates that it will incur charges of approximately $2.5 million over the next two years to close this facility which is part of the Railroad & Utility Products segment.

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$657.9	$(45.7)	$1,538.9
Cost of sales including depreciation and amortization	(7.8)	762.9	41.6	612.3	(24.3)	1,384.7
Selling, general and administrative	1.2	41.6	1.8	30.6	0.0	75.2

Operating profit (loss)	6.6	49.6	29.2	15.0	(21.4)	79.0
Other income (expense)	29.9	0.3	0.0	0.4	(29.9)	0.7
Interest expense (income)	0.0	27.5	(0.1)	5.4	(5.6)	27.2
Income taxes	(0.4)	7.7	0.8	6.8	0.0	14.9

Income from continuing operations	36.9	14.7	28.5	3.2	(45.7)	37.6
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$14.7	$28.5	$2.5	$(45.7)	$36.9

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$517.3	$(38.8)	$1,245.5
Cost of sales including depreciation and amortization	0.0	657.7	19.1	432.0	(25.6)	1,083.2
Selling, general and administrative	1.6	32.2	3.3	26.2	0.0	63.3

Operating profit (loss)	(1.6)	31.3	23.4	59.1	(13.2)	99.0
Other income (expense)	45.0	0.2	(0.4)	2.1	(45.0)	1.9
Interest expense (income)	(0.2)	27.9	0.0	4.4	(5.0)	27.1
Income taxes	(0.5)	1.5	12.2	15.9	0.0	29.1

Income from continuing operations	44.1	2.1	10.8	40.9	(53.2)	44.7
Discontinued operations	0.0	(0.0)	(0.2)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.6	$40.5	$(53.2)	$44.1

Koppers Holdings Inc.    2011 Annual Report

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$709.1	$33.0	$422.3	$(40.0)	$1,124.4
Cost of sales including depreciation and amortization	0.0	640.9	(3.7)	350.4	(16.2)	971.4
Selling, general and administrative	1.8	28.8	3.0	24.5	0.0	58.1

Operating profit (loss)	(1.8)	39.4	33.7	47.4	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	(0.9)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	0.0	4.1	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	12.3	0.0	13.8

Income from continuing operations	18.8	9.4	22.4	30.1	(59.0)	21.7
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	2.6	0.0	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$27.5	$(59.0)	$18.8

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.1	$0.0	$54.1
Accounts receivable, net	5.5	112.6	284.0	79.2	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	84.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	26.4	0.0	33.5

Total current assets	5.5	204.9	282.8	244.0	(309.8)	427.4
Equity investments	93.9	77.1	26.3	3.9	(196.3)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	53.6	0.0	155.6
Goodwill	0.0	39.8	0.0	32.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	11.1	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	44.4	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.6	$57.5	$(309.8)	$102.1
Accrued liabilities	4.5	27.2	(0.6)	37.4	0.0	68.3
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.6	371.7	9.0	94.9	(309.8)	170.4
Long-term debt	0.0	400.8	0.0	69.0	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	32.0	0.0	151.0

Total liabilities	4.6	889.0	11.5	195.9	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	181.0	(196.3)	94.8
Noncontrolling interests	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$26.9	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	460.9	107.2	(524.2)	140.8
Inventories, net	0.0	78.3	1.2	85.9	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	15.8	0.0	23.0

Total current assets	16.6	181.3	460.9	235.8	(524.2)	370.4
Equity investments	76.7	77.1	26.2	3.8	(179.1)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	73.5	0.0	168.2
Goodwill	0.0	39.5	0.0	32.6	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	4.5	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	6.2	(0.1)	27.7

Total assets	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$15.1	$104.5	$(524.2)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	27.4	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.9	0.0	1.0

Total current liabilities	4.6	486.3	49.9	132.8	(524.2)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	3.0	21.9	0.0	124.5

Total liabilities	4.6	881.3	52.9	154.7	(524.2)	569.3
Koppers shareholders’ equity	88.7	(401.7)	390.4	190.5	(179.2)	88.7
Noncontrolling interests	0.0	0.0	0.0	11.2	0.0	11.2

Total liabilities and equity	$93.3	$479.6	$443.3	$356.4	$(703.4)	$669.2

Koppers Holdings Inc.    2011 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.1	$9.5	$0.0	$49.3	$0.0	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(9.3)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	(11.7)	0.0	(11.7)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.8

Net cash (used in) investing activities	0.0	(23.8)	0.0	(20.9)	0.0	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	(0.9)	0.0	5.4
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(18.1)	0.0	0.0	(0.1)	0.0	(18.2)

Net cash provided by (used in) financing activities	(18.1)	5.8	0.0	(1.0)	0.0	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.2)	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	27.2	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	0.0	$0.0	0.0	$54.1	0.0	$54.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$15.9	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(30.4)	0.0	(65.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.8	0.0	2.0

Net cash (used in) investing activities	0.0	(34.8)	0.0	(28.6)	0.0	(63.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.2)	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.7)	0.0	(0.7)

Net increase (decrease) in cash and cash equivalents	(0.2)	(4.5)	0.0	(18.4)	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	0.0	$8.4	0.0	$26.9	0.0	$35.3

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$0.0	$22.5	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(15.0)	0.0	(5.2)	0.0	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(0.7)	0.0	0.1	0.0	(0.6)

Net cash (used in) investing activities	0.0	(15.7)	0.0	(5.1)	0.0	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	0.0	0.0	0.0	(70.8)
Deferred financing costs	0.0	(8.1)	0.0	0.0	0.0	(8.1)
Dividends paid	(18.0)	(232.7)	0.0	0.0	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	0.0	0.0	232.7	(96.9)
Effect of exchange rates on cash	0.0	(1.6)	0.0	2.3	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	0.0	19.7	0.0	(4.7)
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	25.6	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$0.0	$45.3	$0.0	$58.4

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

Koppers Holdings Inc.    2011 Annual Report

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$431.3	$264.6	$(83.7)	$1,538.9
Cost of sales including depreciation and amortization	(7.8)	762.3	41.6	407.9	221.3	(40.6)	1,384.7
Selling, general and administrative	1.2	41.6	1.8	20.0	10.6	0.0	75.2

Operating profit (loss)	6.6	50.2	29.2	3.4	32.7	(43.1)	79.0
Other income (expense)	29.9	(0.3)	0.0	(0.2)	1.2	(29.9)	0.7
Interest expense (income)	0.0	27.5	0.0	5.3	1.1	(6.7)	27.2
Income taxes	(0.4)	7.7	0.8	(0.3)	7.1	0.0	14.9

Income from continuing operations	36.9	14.7	28.4	(1.8)	25.7	(66.3)	37.6
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$14.7	$28.4	$(1.8)	$25.0	$(66.3)	$36.9

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$366.7	$156.1	$(44.3)	$1,245.5
Cost of sales including depreciation and amortization	0.0	657.7	19.3	295.2	140.4	(29.4)	1,083.2
Selling, general and administrative	1.6	32.2	3.3	19.5	6.7	0.0	63.3

Operating profit (loss)	(1.6)	31.3	23.2	52.0	9.0	(14.9)	99.0
Other income (expense)	45.0	0.2	(0.4)	1.7	0.4	(45.0)	1.9
Interest expense (income)	(0.2)	27.9	(0.1)	5.2	1.0	(6.7)	27.1
Income taxes	(0.5)	1.5	12.2	13.4	2.5	0.0	29.1

Income from continuing operations	44.1	2.1	10.7	35.1	5.9	(53.2)	44.7
Discontinued operations	0.0	0.0	(0.2)	0.0	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.5	$35.1	$5.5	$(53.2)	$44.1

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$709.1	$33.0	$355.6	$79.3	$(52.6)	$1,124.4
Cost of sales including depreciation and amortization	0.0	640.9	(3.7)	296.0	67.0	(28.8)	971.4
Selling, general and administrative	1.8	28.8	3.0	20.5	4.0	0.0	58.1

Operating profit (loss)	(1.8)	39.4	33.7	39.1	8.3	(23.8)	94.9
Other income (expense)	40.2	0.5	(0.3)	0.4	(1.3)	(40.2)	(0.7)
Interest expense (income)	31.1	28.5	0.0	4.2	(0.1)	(5.0)	58.7
Income taxes	(11.5)	2.0	11.0	10.1	2.2	0.0	13.8

Income from continuing operations	18.8	9.4	22.4	25.2	4.9	(59.0)	21.7
Discontinued operations	0.0	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Noncontrolling interests	0.0	0.0	0.0	0.0	2.6	0.0	2.6

Net income attributable to Koppers	$18.8	$9.1	$22.4	$25.2	$2.3	$(59.0)	$18.8

Koppers Holdings Inc.    2011 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$28.4	$25.7	$0.0	$54.1
Accounts receivable, net	5.5	112.6	283.5	70.7	54.1	(354.9)	171.5
Inventories, net	0.0	74.8	0.0	49.0	35.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.0	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	8.7	17.7	0.0	33.5

Total current assets	5.5	204.9	282.3	156.8	132.8	(354.9)	427.4
Equity investments	93.9	77.1	26.3	19.3	13.5	(225.2)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	26.5	27.1	0.0	155.6
Goodwill	0.0	39.8	0.0	25.2	7.1	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	12.1	(1.0)	0.0	44.3
Other noncurrent assets	0.0	18.4	131.2	15.7	40.9	(179.8)	26.4

Total assets	$99.4	$485.9	$429.3	$255.6	$220.4	$(759.9)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.5	$28.6	$74.3	$(354.9)	$102.1
Accrued liabilities	4.5	27.2	(0.9)	31.7	5.8	0.0	68.3

Total current liabilities	4.6	371.7	8.6	60.3	80.1	(354.9)	170.4
Long-term debt	0.0	400.8	0.0	62.7	18.5	(179.9)	302.1
Other long-term liabilities	0.0	116.5	2.5	19.9	12.1	0.0	151.0

Total liabilities	4.6	889.0	11.1	142.9	110.7	(534.8)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.2	112.7	97.3	(225.1)	94.8
Noncontrolling interests	0.0	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.3	$255.6	$220.4	$(759.9)	$730.7

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3
S-T investments & restricted cash	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Accounts receivable, net	16.6	80.3	457.4	81.3	67.2	(562.0)	140.8
Inventories, net	0.0	78.3	1.2	71.3	14.6	0.0	165.4
Deferred tax assets	0.0	7.4	(1.5)	0.0	0.0	0.0	5.9
Other current assets	0.0	6.9	0.3	8.8	7.0	0.0	23.0

Total current assets	16.6	181.3	457.4	176.1	101.0	(562.0)	370.4
Equity investments	76.7	77.1	26.2	19.4	13.7	(208.4)	4.7
Property, plant and equipment, net	0.0	94.7	0.0	46.9	26.6	0.0	168.2
Goodwill	0.0	39.5	0.0	25.4	7.2	0.0	72.1
Deferred tax assets	0.0	65.4	(43.8)	5.3	(0.8)	0.0	26.1
Other noncurrent assets	0.0	21.6	0.0	0.9	5.1	0.1	27.7

Total assets	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

LIABILITIES AND EQUITY
Accounts payable	$0.0	$492.5	$11.8	$95.9	$49.7	$(562.0)	$87.9
Accrued liabilities	4.6	(6.3)	34.8	20.4	7.0	0.0	60.5
Short-term debt and current portion of long-term debt	0.0	0.1	0.0	0.0	0.9	0.0	1.0

Total current liabilities	4.6	486.3	46.6	116.3	57.6	(562.0)	149.4
Long-term debt	0.0	295.4	0.0	0.0	0.0	0.0	295.4
Other long-term liabilities	0.0	99.6	2.9	13.3	8.7	0.0	124.5

Total liabilities	4.6	881.3	49.5	129.6	66.3	(562.0)	569.3
Koppers shareholders’ equity	88.7	(401.7)	390.3	144.4	75.3	(208.3)	88.7
Noncontrolling interests	0.0	0.0	0.0	0.0	11.2	0.0	11.2

Total liabilities and equity	$93.3	$479.6	$439.8	$274.0	$152.8	$(770.3)	$669.2

Koppers Holdings Inc.    2011 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.1	$9.5	$0.0	$20.5	$28.8	$0.0	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(6.2)	(3.1)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	0.0	(11.7)	0.0	(11.7)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.0	0.8

Net cash (used in) investing activities	0.0	(23.8)	0.0	(6.1)	(14.8)	0.0	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	0.0	(0.9)	0.0	5.4
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(18.1)	0.0	0.0	0.0	(0.1)	0.0	(18.2)

Net cash provided by (used in) financing activities	(18.1)	5.8	0.0	0.0	(1.0)	0.0	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.7)	0.5	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	13.7	13.5	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	14.7	12.2	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$28.4	$25.7	$0.0	$54.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$(15.3)	$31.2	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(7.0)	(23.4)	0.0	(65.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.2	0.0	1.7	0.1	0.0	2.0

Net cash (used in) investing activities	0.0	(34.8)	0.0	(5.3)	(23.3)	0.0	(63.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(40.2)	0.0	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(1.6)	0.9	0.0	(0.7)

Net increase (decrease) in cash and cash equivalents	(0.2)	(4.5)	0.0	(22.2)	3.8	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$8.4	$0.0	$14.7	$12.2	$0.0	$35.3

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$231.8	$90.7	$0.0	$19.5	$3.0	$(232.7)	$112.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(15.0)	0.0	(3.7)	(1.5)	0.0	(20.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	(0.7)	0.0	0.1	0.0	0.0	(0.6)

Net cash (used in) investing activities	0.0	(15.7)	0.0	(3.6)	(1.5)	0.0	(20.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(213.6)	142.8	0.0	0.0	0.0	0.0	(70.8)
Deferred financing costs	0.0	(8.1)	0.0	0.0	0.0	0.0	(8.1)
Dividends paid	(18.0)	(232.7)	0.0	0.0	0.0	232.7	(18.0)

Net cash provided by (used in) financing activities	(231.6)	(98.0)	0.0	0.0	0.0	232.7	(96.9)
Effect of exchange rates on cash	0.0	(1.6)	0.0	2.3	0.0	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.2	(24.6)	0.0	18.2	1.5	0.0	(4.7)
Cash and cash equivalents at beginning of year	0.0	37.5	0.0	18.7	6.9	0.0	63.1

Cash and cash equivalents at end of period	$0.2	$12.9	$0.0	$36.9	$8.4	$0.0	$58.4

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

ITEM 9B. OTHER INFORMATION

None.

Koppers Holdings Inc.    2011 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

The audit committee and our board have approved and adopted a Code of Business Conduct and Ethics for all directors, officers and employees and a Code of Ethics Applicable to Senior Officers, copies of which are available on our website at www.koppers.com and upon written request by our shareholders at no cost. Requests should be sent to Koppers Holdings Inc., Attention: Corporate Secretary’s Office, 436 Seventh Avenue, Suite 1550, Pittsburgh, Pennsylvania 15219. We will describe the date and nature of any amendment to our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers or any waiver (implicit or explicit) from a provision of our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior Officers within four business days following the date of the amendment or waiver on our Internet website at www.koppers.com. We do not intend to incorporate the contents of our website into this report.

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

(a) 3. Exhibits

Koppers Holdings Inc.    2011 Annual Report

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.2*	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).
10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

Exhibit No.	Exhibit
10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.37*	Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders filed on March 31, 2010).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.44*	Form of Amendment to Change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.50	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008 (incorporated by reference to exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II (incorporated by reference to exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).

Koppers Holdings Inc.    2011 Annual Report

Exhibit No.	Exhibit
10.58	Amendment No. 1 to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of November 18, 2009 (incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.60*	Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.61*	Management Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.62* ***	Restricted Stock Unit Issuance Agreement – Time Vesting.
10.63* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.64* ***	Notice of Grant of Stock Option.
10.65*	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 22, 2011).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.67*	Letter Agreement dated October 4, 2006 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.68*	Summary of Terms and Conditions of Employment (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.69***	Second Amendment to the Credit Agreement, dated as of February 24, 2010 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent.
10.70	Third Amendment to the Credit Agreement, dated as of March 22, 2011 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

Exhibit No.	Exhibit
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

***	Filed herewith.

†	To be filed by amendment.

Koppers Holdings Inc.    2011 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Currency Translation	Balance at End of Year
(Dollars in millions)
2011
Allowance for doubtful accounts	$0.1	$0.3	$(0.1)	$0.0	$0.3

Inventory obsolescence reserves	$2.1	$4.2	$(4.9)	$0.0	$1.4

Deferred tax valuation allowance	$11.4	$(1.2)	$0.0	$0.0	$10.2

2010
Allowance for doubtful accounts	$0.5	$(0.3)	$0.0	$(0.1)	$0.1

Inventory obsolescence reserves	$3.9	$(1.7)	$0.0	$(0.1)	$2.1

Deferred tax valuation allowance	$11.2	$0.2	$0.0	$0.0	$11.4

2009
Allowance for doubtful accounts	$0.5	$0.0	$(0.1)	$0.1	$0.5

Inventory obsolescence reserves	$1.5	$2.3	$(0.2)	$0.1	$3.9

Deferred tax valuation allowance	$8.2	$3.0	$0.0	$0.0	$11.2

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

Signature	Capacity	Date

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director and Non-Executive Chairman of the Board	February 27, 2012

/S/ WALTER W. TURNER Walter W. Turner	Director and Chief Executive Officer	February 27, 2012

/S/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer and Principal Accounting Officer	February 27, 2012

/S/ CYNTHIA A. BALDWIN Cynthia A. Baldwin	Director	February 27, 2012

X. Sharon Feng	Director

/S/ ALBERT J. NEUPAVER Albert J. Neupaver	Director	February 27, 2012

/S/ JAMES C. STALDER James C. Stalder	Director	February 27, 2012

/S/ STEPHEN R. TRITCH Stephen R. Tritch	Director	February 27, 2012

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 27, 2012