Form 10-K/A
period 2011-12-31
Koppers Holdings Inc.
filed 2012-03-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities Exchange Commission on February 27, 2012, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains information from Koppers Holdings Inc.’s Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL).

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Form 10-K/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update any disclosures made in the Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.2*	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).
10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).

Exhibit No.	Exhibit
10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.37*	Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders filed on March 31, 2010).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.44*	Form of Amendment to Change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.48*	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.50	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008 (incorporated by reference to exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II (incorporated by reference to exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).

Exhibit No.	Exhibit
10.58	Amendment No. 1 to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of November 18, 2009 (incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.60*	Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.61*	Management Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.62* ***	Restricted Stock Unit Issuance Agreement – Time Vesting.
10.63* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.64* ***	Notice of Grant of Stock Option.
10.65*	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 22, 2011).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.67*	Letter Agreement dated October 4, 2006 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.68*	Summary of Terms and Conditions of Employment (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.69***	Second Amendment to the Credit Agreement, dated as of February 24, 2010 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent.
10.70	Third Amendment to the Credit Agreement, dated as of March 22, 2011 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

Exhibit No.	Exhibit
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

***	Filed with the Koppers Holdings Inc.’s Form 10-K on February 27, 2012

†	Furnished with this Form 10-K/A Amendment No.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K/A (Amendment No.1) to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPPERS HOLDINGS INC.

BY:	/S/ LEROY M. BALL
Leroy M. Ball
Chief Financial Officer
March 27, 2012