Form 10-Q
period 2012-03-31
Koppers Holdings Inc.
filed 2012-05-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2012 amounted to 20,754,415 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$380.9	$341.5
Cost of sales (excluding items below)	326.9	296.1
Depreciation and amortization	6.8	6.4
Selling, general and administrative expenses	18.0	17.7

Operating profit	29.2	21.3
Other income	0.7	0.0
Interest expense	6.9	6.9

Income before income taxes	23.0	14.4
Income taxes	7.2	5.2

Income from continuing operations	15.8	9.2
Income (loss) from discontinued operations, net of tax (expense) benefit of $(0.1) and $0.2	0.1	(0.2)

Net income	15.9	9.0
Net income attributable to noncontrolling interests	0.3	0.1

Net income attributable to Koppers	$15.6	$8.9

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.74	$0.44
Discontinued operations	0.01	(0.01)

Earnings per basic common share	$0.75	$0.43

Diluted –
Continuing operations	$0.74	$0.44
Discontinued operations	0.01	(0.01)

Earnings per diluted common share	$0.75	$0.43

Comprehensive income	$22.6	$16.8
Comprehensive income attributable to noncontrolling interests	0.3	0.2

Comprehensive income attributable to Koppers	$22.3	$16.6

Weighted average shares outstanding (in thousands):
Basic	20,669	20,588
Diluted	20,903	20,724
Dividends declared per common share	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2012	December 31, 2011
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$42.6	$54.1
Accounts receivable, net of allowance of $0.2 and $0.3	191.2	160.9
Income tax receivable	1.2	10.6
Inventories, net	178.2	159.0
Deferred tax assets	9.6	9.3
Loan to related party	11.7	11.7
Other current assets	20.2	21.8

Total current assets	454.7	427.4
Equity in non-consolidated investments	5.4	4.9
Property, plant and equipment, net	153.7	155.6
Goodwill	73.0	72.1
Deferred tax assets	41.5	44.3
Other assets	25.8	26.4

Total assets	$754.1	$730.7

Liabilities
Accounts payable	$96.6	$102.1
Accrued liabilities	60.9	63.1
Dividends payable	5.6	5.2

Total current liabilities	163.1	170.4
Long-term debt	314.3	302.1
Accrued postretirement benefits	104.8	104.1
Other long-term liabilities	46.7	46.9

Total liabilities	628.9	623.5
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,505,028 and 21,309,210 shares issued	0.2	0.2
Additional paid-in capital	145.1	142.9
Retained earnings	17.2	6.7
Accumulated other comprehensive loss	(23.5)	(30.2)
Treasury stock, at cost, 750,613 and 706,161 shares	(26.5)	(24.8)

Total Koppers shareholders’ equity	112.5	94.8
Noncontrolling interests	12.7	12.4

Total equity	125.2	107.2

Total liabilities and equity	$754.1	$730.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$15.9	$9.0
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	6.8	6.8
Deferred income taxes	2.0	0.2
Equity income, net of dividends received	(0.5)	0.0
Change in other liabilities	2.4	1.2
Non-cash interest expense	0.4	0.4
Stock-based compensation	1.5	0.8
Other	0.2	0.0
(Increase) decrease in working capital:
Accounts receivable	(28.5)	(39.8)
Inventories	(16.7)	(5.6)
Accounts payable	(6.5)	11.5
Accrued liabilities and other working capital	7.2	6.0

Net cash used in operating activities	(15.8)	(9.5)
Cash provided by (used in) investing activities:
Capital expenditures	(3.4)	(4.4)
Acquisitions, net of cash acquired	0.0	(0.6)
Net cash proceeds from divestitures and asset sales	0.2	0.0

Net cash used in investing activities	(3.2)	(5.0)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	98.1	76.1
Repayments of revolving credit	(86.0)	(51.6)
Repayments of long-term debt	0.0	(0.9)
Issuances of Common Stock	0.6	0.2
Repurchases of Common Stock	(1.7)	(0.2)
Payment of deferred financing costs	0.0	(0.5)
Dividends paid	(4.5)	(4.5)

Net cash provided by financing activities	6.5	18.6
Effect of exchange rate changes on cash	1.0	1.1

Net increase (decrease) in cash and cash equivalents	(11.5)	5.2
Cash and cash equivalents at beginning of year	54.1	35.3

Cash and cash equivalents at end of period	$42.6	$40.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2011 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.

2. Dividends

On May 3, 2012, the Company’s board of directors declared a quarterly dividend of 24 cents per common share, payable on July 9, 2012 to shareholders of record as of May 15, 2012.

3. Discontinued operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This business was reclassified to discontinued operations in the first quarter of 2012 as run-off activities were completed. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011, of which $20.8 million was recorded as a component of cost of sales and $20.2 million was recorded as a component of depreciation and amortization. The Company estimates that total future closure costs related to this facility will be approximately $1.6 million. The closure is expected to be completed by 2014. The facility is part of the Carbon Materials & Chemicals segment.

Details of the restructuring activities and related reserves for 2012 are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2011	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.0	0.0	0.3	0.0	0.0	0.3
Costs charged against assets	0.0	0.0	(0.3)	0.0	0.0	(0.3)
Reversals	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Cash paid	(0.9)	0.0	0.0	0.0	(0.2)	(1.1)
Currency translation	0.0	0.2	0.0	0.2	0.0	0.4

Reserve at March 31, 2012	$0.8	$6.9	$0.0	$6.4	$1.0	$15.1

Net sales and operating profit from discontinued operations for the three months ended March 31, 2012 and 2011 consist of the following amounts:

	Three Months Ended March 31,
	2012	2011
Net sales	$5.1	$17.6
Operating profit	0.3	(0.5)

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$42.6	$42.6	$54.1	$54.1
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$340.3	$314.3	$324.4	$302.1

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2012 and 2011 is summarized in the table below:

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
Net income	$15.9	$9.0
Other comprehensive income (loss):
Change in currency translation adjustment	5.5	6.9
Change in unrecognized pension net loss, net of tax	1.3	0.9
Change in unrecognized transition asset, net of tax	(0.1)	0.0

Total comprehensive income	22.6	16.8
Less: comprehensive income attributable to noncontrolling interests	0.3	0.2

Comprehensive income attributable to Koppers	$22.3	$16.6

The following tables present the change in equity for the three months ended March 31, 2012 and 2011, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$94.8	$12.4	$107.2
Net income	15.6	0.3	15.9
Issuance of common stock	0.6	0.0	0.6
Employee stock plans	1.6	0.0	1.6
Other comprehensive income	6.7	0.0	6.7
Dividends	(5.1)	0.0	(5.1)
Repurchases of common stock	(1.7)	0.0	(1.7)

Balance at March 31, 2012	$112.5	$12.7	$125.2

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$88.7	$11.2	$99.9
Net income	8.9	0.1	9.0
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	0.9	0.0	0.9
Other comprehensive income	7.7	0.1	7.8
Dividends	(4.6)	0.0	(4.6)
Repurchases of common stock	(0.2)	0.0	(0.2)

Balance at March 31, 2011	$101.6	$11.4	$113.0

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$15.6	$8.9
Less: Income (loss) from discontinued operations	0.1	$(0.2)

Income from continuing operations attributable to Koppers	$15.5	$9.1

Weighted average common shares outstanding:
Basic	20,669	20,588
Effect of dilutive securities	234	136

Diluted	20,903	20,724

Earnings per common share – continuing operations:
Basic earnings per common share	$0.74	$0.44
Diluted earnings per common share	0.74	0.44

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	181	95

7. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. Performance stock units granted in 2011 and 2010 each have a two-year performance objective. Performance stock units granted in 2012 have a three-year performance objective. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2009 vested at 59.5 percent of target in February 2012. The performance stock units originally awarded in 2010 achieved a performance outcome of 128.2 percent of target and will vest in 2013, assuming continued service by the participants.

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

The following table shows a summary of the performance stock units with uncompleted performance periods as of March 31, 2012:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2011 – 2012	0	88,010	132,015
2012 – 2014	0	104,598	156,897

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2012:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2012	156,665	297,715	454,380	$26.43
Granted	52,046	104,598	156,644	$38.21
Credited from dividends	3,358	7,072	10,430	$35.74
Performance stock unit adjustment	0	(40,112)	(40,112)	$10.68
Vested	(69,243)	(87,013)	(156,256)	$16.42
Forfeited	(1,022)	(1,523)	(2,545)	$36.43
Non-vested at March 31, 2012	141,804	280,737	422,541	$36.16

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

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2012 Grant	February 2011 Grant	August 2010 Grant	February 2010 Grant
Grant date price per share of option award	$38.21	$40.26	$20.00	$28.10
Expected dividend yield per share	2.75%	2.50%	2.50%	2.50%
Expected life in years	6.5	6.5	6.5	6.5
Expected volatility	55.06%	60.00%	62.00%	62.00%
Risk-free interest rate	1.34%	3.02%	3.05%	3.05%
Grant date fair value per share of option awards	$15.82	$19.28	$9.82	$13.81

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	353,452	$27.65
Granted	95,899	$38.21
Exercised	(39,562)	$15.26
Outstanding at March 31, 2012	409,789	$31.32	7.71	$3.2
Exercisable at March 31, 2012	183,419	$25.39	6.04	$2.5

Total stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.5	$0.8
Less related income tax benefit	0.6	0.3

	$0.9	$0.5

As of March 31, 2012, total future compensation expense related to non-vested stock-based compensation arrangements totaled $13.5 million and the weighted-average period over which this cost is expected to be recognized is approximately 28 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$249.5	$218.6
Railroad & Utility Products	131.4	122.9

Total	$380.9	$341.5

Intersegment revenues:
Carbon Materials & Chemicals	$30.0	$27.5

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.1	$4.3
Railroad & Utility Products	2.7	2.1

Total	$6.8	$6.4

Operating profit:
Carbon Materials & Chemicals	$20.5	$14.1
Railroad & Utility Products	9.1	7.5
Corporate	(0.4)	(0.3)

Total	$29.2	$21.3

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$510.2	$495.2
Railroad & Utility Products	185.1	164.6
All other	58.8	70.9

Total	$754.1	$730.7

Goodwill:
Carbon Materials & Chemicals	$70.2	$69.4
Railroad & Utility Products	2.8	2.7

Total	$73.0	$72.1

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 32.8 percent and 36.3 percent for each of the three months ended March 31, 2012 and 2011, respectively, before discrete items. Discrete items included in income taxes for the three months ended March 31, 2012 consisted of a net tax benefit of $0.3 million due primarily to amended tax returns and deferred tax adjustments. There were no discrete items included in income taxes for the three months ended on March 31, 2011.

The effective tax rate for the three months ended on March 31, 2012 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-3.5 percent) and the domestic manufacturing deduction (-1.5 percent) partially offset by nondeductible expenses (+0.6 percent), state taxes (+1.4 percent) and uncertain tax positions (+0.8 percent). With respect to the three months ended on March 31, 2011, the effective tax rate differs from the federal statutory rate primarily due to nondeductible expenses (+0.6 percent), state taxes (+1.1 percent) and uncertain tax positions (+0.9 percent) partially offset by the domestic manufacturing deduction (-1.3 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2012 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of March 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $7.3 million and $7.1 million, respectively. Unrecognized tax benefits totaled $10.1 million and $9.9 million as of March 31, 2012 and December 31, 2011, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011 the Company had accrued approximately $1.0 million and $0.9 million for interest and penalties, respectively.

10. Inventories

Net inventories as of March 31, 2012 and December 31, 2011 are summarized in the table below:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Raw materials	$105.2	$91.5
Work in process	22.1	20.1
Finished goods	99.4	95.1

	226.7	206.7
Less revaluation to LIFO	48.5	47.7

Net	$178.2	$159.0

11. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2012 and December 31, 2011 are summarized in the table below:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Land	$6.7	$6.6
Buildings	35.1	34.7
Machinery and equipment	599.3	593.5

	641.1	634.8
Less accumulated depreciation	487.4	479.2

Net	$153.7	$155.6

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
Service cost	$0.9	$0.8
Interest cost	2.8	2.9
Expected return on plan assets	(2.7)	(2.8)
Amortization of net loss	2.0	1.6
Amortization of transition asset	(0.1)	(0.1)

Net periodic benefit cost for defined benefit plans	$2.9	$2.4

Defined contribution plan expense	$1.5	$1.5
Other postretirement benefit plan expense	0.2	0.2
Multi-employer pension plan expense	0.2	0.2

13. Debt

Debt at March 31, 2012 and December 31, 2011 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2012	December 31, 2011
(Dollars in millions)
Revolving Credit Facility	3.41%	2015	$18.5	$6.4
Senior Notes	7 7/8%	2019	295.8	295.7

Total debt			314.3	302.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$314.3	$302.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.3 million for each of the three months ended March 31, 2012 and 2011 and are charged to interest expense.

As of March 31, 2012, the Company had $263.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2012, $9.9 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$21.3	$17.0
Accretion expense	0.2	1.1
Revision in estimated cash flows, net	0.1	6.3
Expenses incurred	(0.4)	(3.1)
Currency translation	0.2	0.0

Balance at end of period	$21.4	$21.3

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$4.8	$5.7
Revenue earned	(0.2)	(0.9)

Balance at end of period	$4.6	$4.8

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 131 plaintiffs in 74 cases pending as of March 31, 2012 as compared to 131 plaintiffs in 73 cases at December 31, 2011. As of March 31, 2012, there are a total of 67 cases pending in state court in Pennsylvania, four in Arkansas, and one case each pending in state courts in Tennessee, Indiana and Illinois.

The plaintiffs in all 74 pending cases seek to recover compensatory damages, while plaintiffs in 65 cases also seek to recover punitive damages. The plaintiffs in the 67 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the case filed in Indiana state court also seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on Koppers Holdings Inc.’s motion to dismiss. The plaintiffs were granted leave to file a supplemental amended complaint which expands the boundaries of the “class affected area” from its original size. The Court recently granted the parties joint motion to stay the proceedings for 120 days so that the parties can explore the possibility of resolving the case. The Court has not yet scheduled a class certification hearing or trial.

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

If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company or its subsidiaries are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company or its subsidiaries could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheet with respect to such matters, which could result in a negative impact to the Company’s business, financial condition, cash flows and results of operations.

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is approximately $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.6 million at March 31, 2012, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

At the request of the Illinois Environmental Protection Agency, Koppers Inc. conducted a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. also conducted an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company’s reserve for this matter was $0.3 million as of March 31, 2012.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in the fourth quarter of 2011 and the Company has reserved its expected remaining remediation costs of $6.0 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $4.2 million as of March 31, 2012.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $6.9 million as of March 31, 2012.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. The Company has reserved $1.3 million for remediation costs at the remaining Australian sites.

Other Matters. On February 18, 2012, approximately 400 tons of liquid carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and no release of material to water or soil occurred. Costs directly associated with the leak totaled $1.7 million for the three months ended March 31, 2012 and primarily consisted of inventory losses of $0.4 million, emergency response expenses of $0.5 million, incremental logistics expenses of $0.4 million and estimated material clean-up and removal expenses of $0.4 million. The Company has also received two claims for damages totaling less than $1.0 million from entities who allege that their businesses were adversely affected during the temporary closure of Portland’s harbor. The Company has not provided a reserve for these claims because, at this time, it cannot reasonably determine the probability of a loss, and the amount of the loss, if any, cannot be reasonably estimated.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $6.5 million and $8.1 million are classified as current liabilities at March 31, 2012 and December 31, 2011, respectively:

	Period ended
	March 31, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$17.7	$6.6
Expense	0.6	8.0
Reversal of reserves	(0.1)	(1.6)
Cash expenditures	(2.3)	(2.4)
Assumed remediation liability in exchange for cash	0.0	7.5
Currency translation	0.3	(0.4)

Balance at end of year	$16.2	$17.7

17. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s wholly-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Ventures LLC and Koppers Asia LLC.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., the domestic guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 is as follows:

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$211.8	$22.4	$163.2	$(16.5)	$380.9
Cost of sales including depreciation and amortization	0.0	189.4	16.3	143.0	(15.0)	333.7
Selling, general and administrative	0.4	10.5	0.4	6.7	0.0	18.0

Operating profit (loss)	(0.4)	11.9	5.7	13.5	(1.5)	29.2
Other income (expense)	15.9	0.0	0.3	0.4	(15.9)	0.7
Interest expense (income)	0.1	6.8	0.0	1.5	(1.5)	6.9
Income taxes	(0.2)	5.1	0.1	2.2	0.0	7.2

Income from continuing operations	15.6	0.0	5.9	10.2	(15.9)	15.8
Discontinued operations	0.0	(0.1)	0.0	0.2	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$15.6	$(0.1)	$5.9	$10.1	$(15.9)	$15.6

Comprehensive income attributable to Koppers	$22.3	$1.1	$7.7	$13.8	$(22.6)	$22.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$189.2	$18.9	$145.1	$(11.7)	$341.5
Cost of sales including depreciation and amortization	0.0	175.9	13.5	123.3	(10.2)	302.5
Selling, general and administrative	0.3	9.6	0.5	7.3	0.0	17.7

Operating profit (loss)	(0.3)	3.7	4.9	14.5	(1.5)	21.3
Other income (expense)	9.0	0.0	0.0	0.0	(9.0)	0.0
Interest expense (income)	(0.1)	6.9	0.0	1.4	(1.3)	6.9
Income taxes	(0.1)	2.2	0.0	3.1	0.0	5.2

Income from continuing operations	8.9	(5.4)	4.9	10.0	(9.2)	9.2
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$8.9	$(5.3)	$4.9	$9.6	$(9.2)	$8.9

Comprehensive income attributable to Koppers	$16.6	$(4.4)	$5.8	$15.5	$(16.9)	$16.6

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$42.6	$0.0	$42.6
Accounts receivable, net	5.8	113.1	301.3	100.2	(328.0)	192.4
Inventories, net	0.0	99.0	0.0	79.3	(0.1)	178.2
Deferred tax assets	0.0	10.9	(1.5)	0.2	0.0	9.6
Other current assets	0.0	7.2	0.3	24.4	0.0	31.9

Total current assets	5.8	230.2	300.1	246.7	(328.1)	454.7
Equity investments	111.7	77.1	26.5	4.2	(214.1)	5.4
Property, plant and equipment, net	0.0	100.3	0.0	53.4	0.0	153.7
Goodwill	0.0	39.8	0.0	33.2	0.0	73.0
Deferred tax assets	0.0	41.2	(10.5)	10.8	0.0	41.5
Other noncurrent assets	0.0	17.7	126.9	44.0	(162.8)	25.8

Total assets	$117.5	$506.3	$443.0	$392.3	$(705.0)	$754.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$353.4	$15.3	$55.5	$(327.7)	$96.6
Accrued liabilities	4.9	30.2	(0.9)	32.3	0.0	66.5

Total current liabilities	5.0	383.6	14.4	87.8	(327.7)	163.1
Long-term debt	0.0	413.0	0.0	64.5	(163.2)	314.3
Other long-term liabilities	0.0	116.6	2.5	32.4	0.0	151.5

Total liabilities	5.0	913.2	16.9	184.7	(490.9)	628.9
Koppers shareholders’ equity	112.5	(406.9)	426.1	194.9	(214.1)	112.5
Noncontrolling interests	0.0	0.0	0.0	12.7	0.0	12.7

Total liabilities and equity	$117.5	$506.3	$443.0	$392.3	$(705.0)	$754.1

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.1	$0.0	$54.1
Accounts receivable, net	5.5	112.6	284.0	79.2	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	84.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	26.4	0.0	33.5

Total current assets	5.5	204.9	282.8	244.0	(309.8)	427.4
Equity investments	93.9	77.1	26.3	3.9	(196.3)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	53.6	0.0	155.6
Goodwill	0.0	39.8	0.0	32.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	11.1	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	44.4	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.6	$57.5	$(309.8)	$102.1
Accrued liabilities	4.5	27.2	(0.6)	37.4	0.0	68.3
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.6	371.7	9.0	94.9	(309.8)	170.4
Long-term debt	0.0	400.8	0.0	69.0	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	32.0	0.0	151.0

Total liabilities	4.6	889.0	11.5	195.9	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	181.0	(196.3)	94.8
Noncontrolling interests	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.6	$(9.4)	$0.0	$(12.0)	$0.0	$(15.8)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.7)	0.0	(0.7)	0.0	(3.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.2	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(2.7)	0.0	(0.5)	0.0	(3.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.1	0.0	0.0	0.0	12.1
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	(1.1)

Net cash provided by (used in) financing activities	(5.6)	12.1	0.0	0.0	0.0	6.5
Effect of exchange rates on cash	0.0	0.0	0.0	1.0	0.0	1.0

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(11.5)	0.0	(11.5)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$42.6	$0.0	$42.6

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$(28.7)	$0.0	$14.6	$0.0	$(9.5)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.6)	0.0	(1.4)	0.0	(5.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(3.6)	0.0	(1.4)	0.0	(5.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(0.1)	24.5	0.0	(0.8)	0.0	23.6
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) financing activities	(4.6)	24.0	0.0	(0.8)	0.0	18.6
Effect of exchange rates on cash	0.0	(0.1)	0.0	1.2	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	13.6	0.0	5.2
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$40.5	$0.0	$40.5

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 is as follows:

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$211.8	$22.4	$52.1	$113.1	$(18.5)	$380.9
Cost of sales including depreciation and amortization	0.0	189.4	16.3	41.2	103.7	(16.9)	333.7
Selling, general and administrative	0.4	10.5	0.4	2.5	4.2	0.0	18.0

Operating profit (loss)	(0.4)	11.9	5.7	8.4	5.2	(1.6)	29.2
Other income (expense)	15.9	0.0	0.3	0.0	0.4	(15.9)	0.7
Interest expense (income)	0.1	6.8	0.0	1.1	0.5	(1.6)	6.9
Income taxes	(0.2)	5.1	0.1	2.0	0.2	0.0	7.2

Income from continuing operations	15.6	0.0	5.9	5.3	4.9	(15.9)	15.8
Discontinued operations	0.0	(0.1)	0.0	0.2	0.0	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$15.6	$(0.1)	$5.9	$5.5	$4.6	$(15.9)	$15.6

Comprehensive income attributable to Koppers	$22.3	$1.1	$7.7	$8.9	$5.8	$(23.5)	$22.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$189.2	$18.9	$90.2	$56.1	$(12.9)	$341.5
Cost of sales including depreciation and amortization	0.0	175.9	13.6	73.5	50.4	(10.9)	302.5
Selling, general and administrative	0.3	9.6	0.5	5.1	2.2	0.0	17.7

Operating profit (loss)	(0.3)	3.7	4.8	11.6	3.5	(2.0)	21.3
Other income (expense)	9.0	0.0	0.0	(0.1)	0.1	(9.0)	0.0
Interest expense (income)	(0.1)	6.9	0.0	1.3	0.6	(1.8)	6.9
Income taxes	(0.1)	2.2	0.0	2.9	0.2	0.0	5.2

Income from continuing operations	8.9	(5.4)	4.8	7.3	2.8	(9.2)	9.2
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$8.9	$(5.3)	$4.8	$7.0	$2.7	$(9.2)	$8.9

Comprehensive income attributable to Koppers	$16.6	$(4.4)	$5.7	$13.0	$3.6	$(17.9)	$16.6

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$11.3	$31.3	$0.0	$42.6
Accounts receivable, net	5.8	113.1	300.8	86.1	75.2	(388.6)	192.4
Inventories, net	0.0	99.0	0.0	40.8	38.5	(0.1)	178.2
Deferred tax assets	0.0	10.9	(1.5)	0.0	0.2	0.0	9.6
Other current assets	0.0	7.2	0.3	7.4	17.0	0.0	31.9

Total current assets	5.8	230.2	299.6	145.6	162.2	(388.7)	454.7
Equity investments	111.7	77.1	26.5	19.8	14.1	(243.8)	5.4
Property, plant and equipment, net	0.0	100.3	0.0	26.6	26.8	0.0	153.7
Goodwill	0.0	39.8	0.0	26.0	7.2	0.0	73.0
Deferred tax assets	0.0	41.2	(10.5)	12.4	(1.6)	0.0	41.5
Other noncurrent assets	0.0	17.7	126.8	20.2	40.3	(179.2)	25.8

Total assets	$117.5	$506.3	$442.4	$250.6	$249.0	$(811.7)	$754.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$353.4	$14.9	$19.6	$96.8	$(388.2)	$96.6
Accrued liabilities	4.9	30.2	(0.9)	24.6	7.7	0.0	66.5

Total current liabilities	5.0	383.6	14.0	44.2	104.5	(388.2)	163.1
Long-term debt	0.0	413.0	0.0	64.5	16.4	(179.6)	314.3
Other long-term liabilities	0.0	116.6	2.6	20.3	12.1	(0.1)	151.5

Total liabilities	5.0	913.2	16.6	129.0	133.0	(567.9)	628.9
Koppers shareholders’ equity	112.5	(406.9)	425.8	121.6	103.3	(243.8)	112.5
Noncontrolling interests	0.0	0.0	0.0	0.0	12.7	0.0	12.7

Total liabilities and equity	$117.5	$506.3	$442.4	$250.6	$249.0	$(811.7)	$754.1

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$28.4	$25.7	$0.0	$54.1
Accounts receivable, net	5.5	112.6	283.5	70.7	54.1	(354.9)	171.5
Inventories, net	0.0	74.8	0.0	49.0	35.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.0	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	8.7	17.7	0.0	33.5

Total current assets	5.5	204.9	282.3	156.8	132.8	(354.9)	427.4
Equity investments	93.9	77.1	26.3	19.3	13.5	(225.2)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	26.5	27.1	0.0	155.6
Goodwill	0.0	39.8	0.0	25.2	7.1	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	12.1	(1.0)	0.0	44.3
Other noncurrent assets	0.0	18.4	131.2	15.7	40.9	(179.8)	26.4

Total assets	$99.4	$485.9	$429.3	$255.6	$220.4	$(759.9)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.5	$28.6	$74.3	$(354.9)	$102.1
Accrued liabilities	4.5	27.2	(0.9)	31.7	5.8	0.0	68.3

Total current liabilities	4.6	371.7	8.6	60.3	80.1	(354.9)	170.4
Long-term debt	0.0	400.8	0.0	62.7	18.5	(179.9)	302.1
Other long-term liabilities	0.0	116.5	2.5	19.9	12.1	0.0	151.0

Total liabilities	4.6	889.0	11.1	142.9	110.7	(534.8)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.2	112.7	97.3	(225.1)	94.8
Noncontrolling interests	0.0	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.3	$255.6	$220.4	$(759.9)	$730.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.6	$(9.4)	$0.0	$(19.4)	$7.4	$0.0	$(15.8)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.7)	0.0	(0.6)	(0.1)	0.0	(3.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.2	0.0	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(2.7)	0.0	(0.4)	(0.1)	0.0	(3.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.1	0.0	0.0	0.0	0.0	12.1
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	0.0	(1.1)

Net cash provided by (used in) financing activities	(5.6)	12.1	0.0	0.0	0.0	0.0	6.5
Effect of exchange rates on cash	0.0	0.0	0.0	2.7	(1.7)	0.0	1.0

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(17.1)	5.6	0.0	(11.5)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	28.4	25.7	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$11.3	$31.3	$0.0	$42.6

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$4.6	$(28.7)	$0.0	$12.1	$2.5	$0.0	$(9.5)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.6)	0.0	(1.1)	(0.3)	0.0	(5.0)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(3.6)	0.0	(1.1)	(0.3)	0.0	(5.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	(0.1)	24.5	0.0	0.0	(0.8)	0.0	23.6
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) financing activities	(4.6)	24.0	0.0	0.0	(0.8)	0.0	18.6
Effect of exchange rates on cash	0.0	(0.1)	0.0	3.1	(1.9)	0.0	1.1

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	14.1	(0.5)	0.0	5.2
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	14.7	12.2	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$28.8	$11.7	$0.0	$40.5

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We operate two principal businesses: Carbon Materials & Chemicals (CM&C) and Railroad & Utility Products (R&UP).

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

In February 2012 we announced that we had entered into a Memorandum of Understanding with Nippon Steel Chemical and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu

Province, China. The complex will include a 250,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon Steel Chemical. A significant portion of the products produced at the tar distillation plant will be used to supply the carbon black plant and the needle coke plant in the complex. Construction of the tar distillation plant is expected to commence in 2012 and be completed in early 2014.

In December 2010 our R&UP business acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia in accordance with a change in business strategy to focus on providing other maintenance of way products to our North American Class I and commercial railroad customers. Previously, the R&UP business had traditionally focused on the procurement and treatment of wood crossties to the North American railroad industry.

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

The availability of coal tar, our primary raw material, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate have a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

The primary product produced by CM&C is carbon pitch, which is sold primarily to the aluminum industry to be used in the production of carbon anodes. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years.

In late 2011 and early 2012, reductions in aluminum pricing have resulted in additional closures and curtailments in Europe and Australia that have resulted in lower sales volumes of carbon pitch for us in those regions. While we expect to recover the majority of these lower volumes from operations in the United States and China, margins may be negatively impacted as our increased presence in Asia has had a dilutive effect on margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations.

Our Australian carbon black business experienced reduced profitability due to reduced raw material availability and the strengthening of the Australian dollar relative to the United States dollar, as the majority of sales for these products are exported and are denominated in U.S. dollars. As a result of these conditions, a review of this business was conducted that resulted in the decision to permanently cease production and close the facility. Impairment and closure charges of approximately $41 million were incurred for this facility in the fourth quarter of 2011.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, over the past few years our coal tar costs have demonstrated a stronger correlation to the price of oil, which has resulted in higher raw material and finished product costs as the price of oil has risen. In response, we have instituted price increases in an attempt to recoup the higher coal tar costs from our customers.

The primary end-market for R&UP is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, our volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively impacted by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber from the forests. Additionally, some of our Class I railroad customers, who make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

We also sell crossties to commercial customers consisting primarily of short-line railroads, whose buying patterns have historically been influenced by general economic conditions. As a result, during recessionary periods sales volumes to our commercial customers can be reduced, resulting in lower revenues and profitability for our business.

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

Results of Operations – Comparison of Three Months Ended March 31, 2012 and 2011

Consolidated Results

Net sales for the three months ended March 31, 2012 and 2011 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2012	2011
(Dollars in millions)
Carbon Materials & Chemicals	$249.5	$218.6	+14%
Railroad & Utility Products	131.4	122.9	+7%
	$380.9	$341.5	+12%

CM&C net sales increased by $30.9 million or 14 percent over the prior year period. Pricing for pitch increased sales by nine percent over the prior year quarter due to the Company passing on higher raw material costs while volumes for pitch decreased sales by three percent due to lower pitch volumes in Europe and Australia.

Higher distillate volumes increased sales by seven percent over the first quarter of 2011 due to carbon black feedstock being sold externally by Australian operations as a result of the closure of our Australian carbon black plant, combined with higher volumes of carbon black feedstock sold in China. Distillate pricing increased two percent due to higher oil prices. For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of two percent offset a reduction in naphthalene prices of two percent due to softness in the European and Chinese naphthalene markets.

R&UP net sales increased by $8.5 million or seven percent over the prior year period. Sales prices for railroad crossties increased sales by three percent while sales volumes for railroad crossties reduced sales by one percent compared to the prior year quarter. Lower volumes of untreated crosstie sales to Class I customers, due in part to increased demand for commercial crossties, were partially offset by increased volumes for treated crossties and treating services. Volumes for utility poles increased sales by three percent over the prior year quarter, and volumes for other products increased sales by one percent due mainly to increased sales of rail joint bars and other products.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended March 31, 2012 compared to 87 percent for the quarter ended March 31, 2011. Overall, cost of sales was higher between periods due to increased sales of 12 percent while the cost of raw materials also increased in all regions except China.

Depreciation and amortization for the quarter ended March 31, 2012 was $0.4 million higher when compared to the prior year period due to additional depreciation from capital projects completed in the first quarter of 2012.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $0.3 million higher when compared to the prior year period.

Other income for the quarter ended March 31, 2012 was $0.7 million higher when compared to the prior year primarily due to increased earnings from equity affiliates.

Interest expense for the quarter ended March 31, 2012 was unchanged as compared to the prior period.

Income taxes for the quarter ended March 31, 2012 were $2.0 million higher when compared to the prior year period due primarily to the increase in pretax income of $8.6 million. The Company’s effective income tax rate for the quarter ended March 31, 2012, exclusive of discrete items, was 32.8 percent as compared to the prior year effective tax rate of 36.3 percent. The decrease in the effective tax rate is primarily due to lower tax expense associated with a project to consolidate certain European activities, which was completed in the fourth quarter of 2011.

Segment Results

Segment operating profit for the three months ended March 31, 2012 and 2011 is summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2012	2011
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$20.5	$14.1	+45%
Railroad & Utility Products	9.1	7.5	+21%
Corporate	(0.4)	(0.3)	-33%
	$29.2	$21.3	+37%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.2%	6.5%	+1.7%
Railroad & Utility Products	6.9%	6.1%	+0.8%
	7.7%	6.2%	+1.5%

CM&C operating profit increased by $6.4 million or 45 percent over the prior year period. Operating profit as a percentage of net sales for CM&C increased to 8.2 percent from 6.5 percent in the prior year quarter. Operating profit for the three months ended March 31, 2012 was positively impacted by higher prices for carbon pitch and phthalic anhydride combined with higher volumes and prices for carbon black feedstock, which more than offset lower volumes for carbon pitch, lower prices for naphthalene, higher coal tar costs in most regions, and $1.7 million of estimated costs related to a pitch tank rupture and resulting spill in Australia. Additionally, operating profit for the quarter ended March 31, 2011 was negatively impacted by $1.0 million of incremental inventory storage and logistics costs in North America.

R&UP operating profit increased by $1.6 million or 21 percent over the prior year period. Operating profit as a percentage of net sales for R&UP increased to 6.9 percent from 6.1 percent in the prior year quarter. Operating profit for the three months ended March 31, 2012 was positively impacted by higher volumes and prices for commercial crossties and treating services, which more than offset reduced volumes for untreated crossties sold to Class I railroad customers.

Cash Flow

Net cash used by operating activities was $15.8 million for the quarter ended March 31, 2012 as compared to net cash used by operating activities of $9.5 million for the quarter ended March 31, 2011. The increase of $6.3 million in net cash used by operations is due primarily to higher working capital requirements for inventory and accounts payable as compared to the prior period.

Net cash used by investing activities was $3.2 million for the quarter ended March 31, 2012 as compared to net cash used by investing activities of $5.0 million for the quarter ended March 31, 2011. The decrease in net cash used by investing activities of $1.8 million is due to timing of capital expenditures.

Net cash provided by financing activities was $6.5 million for the quarter ended March 31, 2012 as compared to net cash provided by financing activities of $18.6 million for the quarter ended March 31, 2011. The first quarter of 2011 included net borrowings of $24.5 million to fund working capital requirements in the business as compared to net borrowings of $12.1 million in the first quarter of 2012.

Dividends paid were $4.5 million in the quarter ended March 31, 2012 as compared to dividends paid of $4.5 million for the quarter ended March 31, 2011. Dividends paid in both quarters reflect a dividend of 22 cents per common share which was declared in the fourth quarter of each prior year.

On May 3, 2012, our board of directors declared a quarterly dividend of 24 cents per common share, payable on July 9, 2012 to shareholders of record as of May 15, 2012.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2012 the basket totaled $183.2 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2012, we had $263.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2012, $9.9 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2012 (dollars in millions):

Cash and cash equivalents(1)	$42.6
Amount available under revolving credit facility	263.6
Amount available under other credit facilities	15.3

Total estimated liquidity	$321.5

(1)	Cash includes approximately $39 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $17 million.

Our estimated liquidity was $344.7 million at December 31, 2011.

As of March 31, 2012, we had $325.0 million aggregate amount of common stock, debt securities, preferred stock, depositary shares and warrants (or a combination of these securities) available to be issued under our registration statement on Form S-3 filed in 2009.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2012, excluding acquisitions, are expected to total approximately $32 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2012 was 2.2.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at March 31, 2012 was 2.01.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At March 31, 2012, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Environmental and Other Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2012:

Period	Total Number of Common Shares Purchased	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31	0	$0.00	0	0
February 1 – February 29	44,452	$38.39	44,452	0	(1)
March 1 – March 31	0	$0.00	0	0

(1)	Under the terms of the Company’s Amended and Restated 2005 Long-Term Incentive Plan, restricted stock units and performance stock units granted in 2009 vested in February 2012. Upon the vesting of a portion of these stock units, each employee who holds these stock units has the right to cause the Company to withhold shares of the Company’s common stock for tax obligations incurred in connection with the vesting of these units and the related issuance of shares of the Company’s common stock to such employee.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

12.1**	Computation of ratio of earnings to fixed charges

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed herewith.
†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 4, 2012	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)