Form 10-Q
period 2012-06-30
Koppers Holdings Inc.
filed 2012-08-09
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2012 amounted to 20,769,009 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$411.3	$374.5	$792.2	$716.0
Cost of sales (excluding items below)	344.9	311.3	671.8	607.4
Depreciation and amortization	7.6	6.4	14.4	12.8
Selling, general and administrative expenses	18.1	18.5	36.1	36.2

Operating profit	40.7	38.3	69.9	59.6
Other income	0.4	0.1	1.1	0.1
Interest expense	7.0	6.7	13.9	13.6

Income before income taxes	34.1	31.7	57.1	46.1
Income taxes	13.0	11.3	20.2	16.5

Income from continuing operations	21.1	20.4	36.9	29.6
Income (loss) from discontinued operations, net of tax benefit of $0.2, $0.7, $0.1 and $0.9	(0.2)	(0.5)	(0.1)	(0.7)

Net income	20.9	19.9	36.8	28.9
Net income attributable to noncontrolling interests	0.5	0.1	0.8	0.2

Net income attributable to Koppers	$20.4	$19.8	$36.0	$28.7

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$1.00	$0.99	$1.74	$1.43
Discontinued operations	(0.01)	(0.03)	0.00	(0.04)

Earnings per basic common share	$0.99	$0.96	$1.74	$1.39

Diluted –
Continuing operations	$0.99	$0.99	$1.72	$1.43
Discontinued operations	(0.01)	(0.03)	0.00	(0.04)

Earnings per diluted common share	$0.98	$0.96	$1.72	$1.39

Comprehensive income	$13.0	$26.6	$35.5	$43.5
Comprehensive income attributable to noncontrolling interests	0.5	0.2	0.7	0.5

Comprehensive income attributable to Koppers	$12.5	$26.4	$34.8	$43.0

Weighted average shares outstanding (in thousands):
Basic	20,764	20,603	20,717	20,596
Diluted	20,959	20,739	20,943	20,731
Dividends declared per common share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$50.3	$54.1
Accounts receivable, net of allowance of $3.4 and $0.3	193.5	160.9
Income tax receivable	0.7	10.6
Inventories, net	188.3	159.0
Deferred tax assets	9.6	9.3
Loan to related party	11.7	11.7
Other current assets	19.7	21.8

Total current assets	473.8	427.4
Equity in non-consolidated investments	5.7	4.9
Property, plant and equipment, net	150.6	155.6
Goodwill	71.7	72.1
Deferred tax assets	38.4	44.3
Other assets	25.0	26.4

Total assets	$765.2	$730.7

Liabilities
Accounts payable	$113.2	$102.1
Accrued liabilities	56.1	63.1
Dividends payable	5.6	5.2

Total current liabilities	174.9	170.4
Long-term debt	314.3	302.1
Accrued postretirement benefits	97.1	104.1
Other long-term liabilities	44.1	46.9

Total liabilities	630.4	623.5
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,519,622 and 21,309,210 shares issued	0.2	0.2
Additional paid-in capital	146.9	142.9
Retained earnings	32.5	6.7
Accumulated other comprehensive loss	(31.4)	(30.2)
Treasury stock, at cost, 750,613 and 706,161 shares	(26.5)	(24.8)

Total Koppers shareholders’ equity	121.7	94.8
Noncontrolling interests	13.1	12.4

Total equity	134.8	107.2

Total liabilities and equity	$765.2	$730.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$36.8	$28.9
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	14.4	13.7
Deferred income taxes	4.4	2.2
Equity income, net of dividends received	(0.8)	(0.1)
Change in other liabilities	(4.8)	0.2
Non-cash interest expense	0.8	0.8
Stock-based compensation	3.2	2.2
Other	(1.0)	(3.0)
(Increase) decrease in working capital:
Accounts receivable	(34.7)	(54.7)
Inventories	(31.0)	7.3
Accounts payable	12.5	14.8
Accrued liabilities and other working capital	3.6	13.5

Net cash provided by operating activities	3.4	25.8
Cash provided by (used in) investing activities:
Capital expenditures	(9.3)	(12.2)
Acquisitions	0.0	(1.0)
Net cash proceeds from divestitures and asset sales	0.4	0.1

Net cash used in investing activities	(8.9)	(13.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	169.0	117.5
Repayments of revolving credit	(157.0)	(103.0)
Repayments of long-term debt	0.0	(1.0)
Issuances of Common Stock	0.6	0.2
Repurchases of Common Stock	(1.7)	(0.2)
Payment of deferred financing costs	0.0	(0.5)
Dividends paid	(9.5)	(9.1)

Net cash provided by financing activities	1.4	3.9
Effect of exchange rate changes on cash	0.3	1.7

Net (decrease) increase in cash and cash equivalents	(3.8)	18.3
Cash and cash equivalents at beginning of year	54.1	35.3

Cash and cash equivalents at end of period	$50.3	$53.6

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

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2011 and certain sections as restated in the Company’s Current Report on Form 8-K dated June 27, 2012.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company has elected to reflect comprehensive income as a single continuous statement for interim periods and as two separate but consecutive statements for annual periods.

2. Dividends

On August 7, 2012, the Company’s board of directors declared a quarterly dividend of 24 cents per common share, payable on October 9, 2012 to shareholders of record as of August 20, 2012.

3. Discontinued operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This business was reclassified to discontinued operations in the first quarter of 2012 as run-off activities were completed. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011, of which $20.8 million was recorded as a component of cost of sales and $20.2 million was recorded as a component of depreciation and amortization. The Company estimates that total future closure costs related to this facility will be approximately $1.1 million. The closure is expected to be completed by 2014. The facility is part of the Carbon Materials & Chemicals segment.

Details of the restructuring activities and related reserves for 2012 are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2011	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversals	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Cash paid	(1.5)	0.0	0.0	(0.1)	(0.5)	(2.1)
Currency translation	0.0	(0.1)	0.0	(0.1)	0.0	(0.2)

Reserve at June 30, 2012	$0.3	$6.6	$0.0	$6.0	$0.7	$13.6

Net sales and operating profit from discontinued operations for the three months and six months ended June 30, 2012 and 2011 consist of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$0.2	$19.1	$5.4	$36.7
Operating loss	(0.5)	(1.2)	(0.2)	(1.7)

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$50.3	$50.3	$54.1	$54.1
Investments and other assets(a)	1.3	1.3	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$343.9	$314.3	$324.4	$302.1

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2012 and 2011 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions)
Net income	$20.9	$19.9	$36.8	$28.9
Other comprehensive income (loss):
Change in currency translation adjustment	(9.2)	5.8	(3.7)	12.8
Change in unrecognized pension transition asset, net of tax	0.0	(0.1)	(0.1)	(0.1)
Change in unrecognized pension net loss, net of tax	1.3	1.0	2.5	1.9

Total comprehensive income	13.0	26.6	35.5	43.5
Less: comprehensive income attributable to noncontrolling interests	0.5	0.2	0.7	0.5

Comprehensive income attributable to Koppers	$12.5	$26.4	$34.8	$43.0

The following tables present the change in equity for the six months ended June 30, 2012 and June 30, 2011, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$94.8	$12.4	$107.2
Net income	36.0	0.8	36.8
Issuance of common stock	0.6	0.0	0.6
Employee stock plans	3.3	0.0	3.3
Other comprehensive loss	(1.2)	(0.1)	(1.3)
Dividends	(10.1)	0.0	(10.1)
Repurchases of common stock	(1.7)	0.0	(1.7)

Balance at June 30, 2012	$121.7	$13.1	$134.8

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$88.7	$11.2	$99.9
Net income	28.7	0.2	28.9
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	2.3	0.0	2.3
Other comprehensive income	14.4	0.2	14.6
Dividends	(9.2)	0.0	(9.2)
Repurchases of common stock	(0.2)	0.0	(0.2)

Balance at June 30, 2011	$124.9	$11.6	$136.5

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$20.4	$19.8	$36.0	$28.7
Less: loss from discontinued operations	(0.2)	(0.5)	(0.1)	(0.7)

Income from continuing operations attributable to Koppers	$20.6	$20.3	$36.1	$29.4

Weighted average common shares outstanding:
Basic	20,764	20,603	20,717	20,596
Effect of dilutive securities	195	136	226	135

Diluted	20,959	20,739	20,943	20,731

Earnings per common share – continuing operations:
Basic earnings per common share	$1.00	$0.99	$1.74	$1.43
Diluted earnings per common share	0.99	0.99	1.72	1.43

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	212	74	185	98

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

The following table shows a summary of the performance stock units with uncompleted performance periods as of June 30, 2012:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2011 – 2012	0	85,116	127,674
2012 – 2014	0	101,430	152,145

The following table shows a summary of the status and activity of non-vested stock awards for the six months ended June 30, 2012:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2012	156,665	297,715	454,380	$26.43
Granted	67,012	104,598	171,610	$38.35
Credited from dividends	3,735	7,072	10,807	$35.68
Performance stock unit adjustment	0	(40,112)	(40,112)	$10.68
Vested	(83,838)	(87,013)	(170,851)	$18.57
Forfeited	(4,572)	(11,162)	(15,734)	$35.50
Non-vested at June 30, 2012	139,002	271,098	410,100	$36.12

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	353,452	$27.65
Granted	95,899	$38.21
Exercised	(39,562)	$15.26
Forfeited	(11,420)	$36.00
Outstanding at June 30, 2012	398,369	$31.18	7.42	$2.2
Exercisable at June 30, 2012	183,419	$25.39	5.79	$1.8

Total stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.7	$1.4	$3.2	$2.2
Less related income tax benefit	0.7	0.6	1.3	0.9

	$1.0	$0.8	$1.9	$1.3

As of June 30, 2012, total future compensation expense related to non-vested stock-based compensation arrangements totaled $11.8 million and the weighted-average period over which this cost is expected to be recognized is approximately 25 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$266.7	$237.1	$516.2	$455.7
Railroad & Utility Products	144.6	137.4	276.0	260.3

Total	$411.3	$374.5	$792.2	$716.0

Intersegment revenues:
Carbon Materials & Chemicals	$26.8	$18.1	$56.8	$45.6

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.3	$4.0	$8.4	$8.3
Railroad & Utility Products	3.3	2.4	6.0	4.5

Total	$7.6	$6.4	$14.4	$12.8

Operating profit:
Carbon Materials & Chemicals	$26.2	$25.7	$46.7	$39.8
Railroad & Utility Products	15.0	12.8	24.1	20.3
Corporate	(0.5)	(0.2)	(0.9)	(0.5)

Total	$40.7	$38.3	$69.9	$59.6

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$519.1	$495.2
Railroad & Utility Products	190.8	164.6
All other	55.3	70.9

Total	$765.2	$730.7

Goodwill:
Carbon Materials & Chemicals	$69.0	$69.4
Railroad & Utility Products	2.7	2.7

Total	$71.7	$72.1

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income before discrete items was 35.5 percent and 35.7 percent for the three months ended June 30, 2012 and 2011, respectively. Discrete items included in income taxes for the three months ended June 30, 2012 consisted of net tax expense of $0.8 million due primarily to a tax reserve associated with our 2011 European restructuring project. Discrete items included in income taxes for the three months ended June 30, 2011 consisted of a net tax benefit of $0.1 million.

The effective tax rate for the second quarter of 2012 differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+1.7 percent), nondeductible expenses (+0.7 percent) and unrecognized tax benefits (+0.8 percent) partially offset by the taxes on foreign earnings (-1.1 percent) and the domestic manufacturing deduction (-1.6 percent). With respect to the second quarter of 2011, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+1.1 percent), nondeductible expenses (+0.8 percent) and unrecognized tax benefits (+0.9 percent) partially offset by the taxes on foreign earnings (-0.7 percent) and the domestic manufacturing deduction (-1.4 percent).

Income taxes as a percentage of pretax income before discrete items was 34.4 percent and 35.9 percent for the six months ended June 30, 2012 and 2011, respectively. Discrete items included in income taxes for the six months ended June 30, 2012 consisted of net tax expense of $0.5 million due primarily to a tax reserve associated with our 2011 European restructuring project partially offset by amended tax returns and deferred tax adjustments. Discrete items included in income taxes for the six months ended June 30, 2011 consisted of a net tax benefit of $0.1 million.

The effective tax rate for the first six months of 2012 differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.6 percent), nondeductible expenses (+0.7 percent) and unrecognized tax benefits (+0.8 percent) partially offset by taxes on foreign earnings (-2.1 percent) and the domestic manufacturing deduction (-1.6 percent). With respect to the first six months of 2011, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.1 percent), nondeductible expenses (+0.7 percent) and unrecognized tax benefits (+0.9 percent) partially offset by taxes on foreign earnings (-0.4 percent) and the domestic manufacturing deduction (-1.4 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2012 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of June 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.4 million and $7.1 million, respectively. Unrecognized tax benefits totaled $8.1 million and $9.9 million as of June 30, 2012 and December 31, 2011, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2012 and December 31, 2011 the Company had accrued approximately $1.2 million and $0.9 million for interest and penalties, respectively.

10. Inventories

Net inventories as of June 30, 2012 and December 31, 2011 are summarized in the table below:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Raw materials	$116.4	$91.5
Work in process	13.9	20.1
Finished goods	107.4	95.1

	237.7	206.7
Less revaluation to LIFO	49.4	47.7

Net	$188.3	$159.0

11. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2012 and December 31, 2011 are summarized in the table below:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Land	$6.6	$6.6
Buildings	34.2	34.7
Machinery and equipment	591.1	593.5

	631.9	634.8
Less accumulated depreciation	481.3	479.2

Net	$150.6	$155.6

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions)
Service cost	$0.9	$0.9	$1.8	$1.7
Interest cost	2.4	2.7	5.2	5.6
Expected return on plan assets	(2.6)	(2.7)	(5.3)	(5.5)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net loss	2.1	1.5	4.1	3.1
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$2.8	$2.4	$5.7	$4.8

Defined contribution plan expense	$1.3	$1.3	$2.8	$2.8
Multi-employer pension plan expense	0.0	0.1	0.2	0.3
Other postretirement benefit plans	0.1	0.2	0.3	0.4

13. Debt

Debt at June 30, 2012 and December 31, 2011 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2012	December 31, 2011
(Dollars in millions)
Revolving Credit Facility	2.87%	2015	$18.4	$6.4
Senior Notes	7 7/8%	2019	295.9	295.7

Total debt			314.3	302.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$314.3	$302.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. Commitment fees are charged to interest expense.

As of June 30, 2012, the Company had $263.8 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2012, $12.1 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$21.3	$17.0
Accretion expense	0.5	1.1
Revision in estimated cash flows, net	0.8	6.3
Expenses incurred	(1.2)	(3.1)

Balance at end of period	$21.4	$21.3

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$4.8	$5.7
Revenue earned	(0.4)	(0.9)

Balance at end of period	$4.4	$4.8

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in four states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 134 plaintiffs in 75 cases pending as of June 30, 2012 as compared to 131 plaintiffs in 73 cases at December 31, 2011. As of June 30, 2012, there are a total of 69 cases pending in state court in Pennsylvania, four in Arkansas, and one case each pending in state courts in Tennessee and Illinois.

The plaintiffs in all 75 pending cases seek to recover compensatory damages, while plaintiffs in 67 cases also seek to recover punitive damages. The plaintiffs in the 69 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the case filed in Illinois state court seek damages in an unspecified amount. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Chemtura Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Industries, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on Koppers Holdings Inc.’s motion to dismiss. The plaintiffs were granted leave to file a supplemental amended complaint which expands the boundaries of the “class affected area” from its original size. The Court recently granted the parties joint motion to stay the proceedings until September 2012 so that the parties can explore the possibility of resolving the case. The Court has not yet scheduled a class certification hearing or trial.

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

Domestic Environmental Matters. Koppers Inc. has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. has replied to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The current estimate for past costs incurred in the remedial investigation/feasibility study is approximately $100 million. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has accrued its estimated cost of participation in the PRP group. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site. Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.5 million at June 30, 2012, the Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

At the request of the Illinois Environmental Protection Agency, Koppers Inc. conducted a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. Koppers Inc. also conducted an investigation of soil and groundwater at a leased terminal site located adjacent to the Stickney facility. Koppers Inc. is conducting such investigations in cooperation with Beazer East. The Company’s reserve for this matter was $0.3 million as of June 30, 2012.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in the fourth quarter of 2011 and the Company has reserved its expected remaining remediation costs of $4.9 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $3.0 million as of June 30, 2012.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $6.7 million as of June 30, 2012.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. The Company has reserved $1.2 million for remediation costs at the remaining Australian sites.

Other Matters. On February 18, 2012, approximately 400 tons of liquid carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and no release of material to water or soil occurred. Costs directly associated with the leak totaled $2.4 million for the six months ended June 30, 2012 and primarily consisted of inventory losses of $0.4 million, emergency response expenses of $0.7 million, incremental logistics expenses of $0.7 million and estimated material clean-up and removal expenses of $0.6 million. The Company has also received two claims for damages totaling less than $1.0 million from entities who allege that their businesses were adversely affected during the temporary closure of Portland’s harbor. The Company has not provided a reserve for these claims because, at this time, it cannot reasonably determine the probability of a loss, and the amount of the loss, if any, cannot be reasonably estimated.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $4.8 million and $8.1 million are classified as current liabilities at June 30, 2012 and December 31, 2011, respectively:

	Period ended
	June 30, 2012	December 31, 2011
(Dollars in millions)
Balance at beginning of year	$17.7	$6.6
Expense	0.7	8.0
Reversal of reserves	(0.2)	(1.6)
Cash expenditures	(4.0)	(2.4)
Assumed remediation liability in exchange for cash	0.0	7.5
Currency translation	0.0	(0.4)

Balance at end of year	$14.2	$17.7

17. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Ventures LLC and Koppers Asia LLC.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows:

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$239.1	$35.5	$155.7	$(19.0)	$411.3
Cost of sales including depreciation and amortization	0.0	201.5	23.6	140.2	(12.8)	352.5
Selling, general and administrative	0.5	10.9	0.8	5.9	0.0	18.1

Operating profit (loss)	(0.5)	26.7	11.1	9.6	(6.2)	40.7
Other income (expense)	20.7	0.0	0.2	0.2	(20.7)	0.4
Interest expense (income)	(0.1)	7.0	0.0	1.2	(1.1)	7.0
Income taxes	(0.1)	8.4	0.1	4.6	0.0	13.0

Income from continuing operations	20.4	11.3	11.2	4.0	(25.8)	21.1
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$20.4	$11.4	$11.2	$3.2	$(25.8)	$20.4

Comprehensive income attributable to Koppers	$12.5	$12.5	$9.1	$(3.7)	$(17.9)	$12.5

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$224.4	$13.1	$144.2	$(7.2)	$374.5
Cost of sales including depreciation and amortization	0.0	194.2	(0.9)	122.3	2.1	317.7
Selling, general and administrative	0.2	10.4	0.5	7.4	0.0	18.5

Operating profit (loss)	(0.2)	19.8	13.5	14.5	(9.3)	38.3
Other income (expense)	20.1	0.1	0.0	0.0	(20.1)	0.1
Interest expense (income)	0.2	6.9	0.0	1.1	(1.5)	6.7
Income taxes	(0.1)	8.4	0.2	2.8	0.0	11.3

Income from continuing operations	19.8	4.6	13.3	10.6	(27.9)	20.4
Discontinued operations	0.0	0.3	0.0	(0.8)	0.0	(0.5)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$19.8	$4.9	$13.3	$9.7	$(27.9)	$19.8

Comprehensive income attributable to Koppers	$26.4	$5.8	$15.5	$13.2	$(34.5)	$26.4

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$450.9	$57.9	$318.9	$(35.5)	$792.2
Cost of sales including depreciation and amortization	0.0	390.9	39.9	283.2	(27.8)	686.2
Selling, general and administrative	0.9	21.4	1.2	12.6	0.0	36.1

Operating profit (loss)	(0.9)	38.6	16.8	23.1	(7.7)	69.9
Other income (expense)	36.6	0.0	0.5	0.6	(36.6)	1.1
Interest expense (income)	0.0	13.8	0.0	2.7	(2.6)	13.9
Income taxes	(0.3)	13.5	0.2	6.8	0.0	20.2

Income from continuing operations	36.0	11.3	17.1	14.2	(41.7)	36.9
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$36.0	$11.3	$17.1	$13.3	$(41.7)	$36.0

Comprehensive income attributable to Koppers	$34.8	$13.6	$16.8	$10.1	$(40.5)	$34.8

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$413.6	$32.0	$289.3	$(18.9)	$716.0
Cost of sales including depreciation and amortization	0.0	370.1	12.6	245.6	(8.1)	620.2
Selling, general and administrative	0.5	20.0	1.0	14.7	0.0	36.2

Operating profit (loss)	(0.5)	23.5	18.4	29.0	(10.8)	59.6
Other income (expense)	29.1	0.1	0.0	0.0	(29.1)	0.1
Interest expense (income)	0.1	13.8	0.0	2.5	(2.8)	13.6
Income taxes	(0.2)	10.6	0.2	5.9	0.0	16.5

Income from continuing operations	28.7	(0.8)	18.2	20.6	(37.1)	29.6
Discontinued operations	0.0	0.4	0.0	(1.1)	0.0	(0.7)
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$28.7	$(0.4)	$18.2	$19.3	$(37.1)	$28.7

Comprehensive income attributable to Koppers	$43.0	$1.4	$21.3	$28.7	$(51.4)	$43.0

Condensed Consolidating Balance Sheet

June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$50.3	$0.0	$50.3
Accounts receivable, net	5.4	122.6	317.6	88.9	(340.3)	194.2
Inventories, net	0.0	105.8	0.0	82.6	(0.1)	188.3
Deferred tax assets	0.0	10.9	(1.5)	0.2	0.0	9.6
Other current assets	0.0	9.8	0.3	21.2	0.1	31.4

Total current assets	5.4	249.1	316.4	243.2	(340.3)	473.8
Equity investments	121.1	77.1	26.8	4.2	(223.5)	5.7
Property, plant and equipment, net	0.0	100.0	0.0	50.6	0.0	150.6
Goodwill	0.0	39.8	0.0	31.9	0.0	71.7
Deferred tax assets	0.0	38.8	(10.5)	10.1	0.0	38.4
Other noncurrent assets	0.0	17.1	124.6	44.3	(161.0)	25.0

Total assets	$126.5	$521.9	$457.3	$384.3	$(724.8)	$765.2

LIABILITIES AND EQUITY
Accounts payable	$0.2	$372.8	$20.5	$59.9	$(340.2)	$113.2
Accrued liabilities	4.6	23.9	(0.9)	34.1	0.0	61.7
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.8	396.7	19.6	94.0	(340.2)	174.9
Long-term debt	0.0	413.0	0.0	62.3	(161.0)	314.3
Other long-term liabilities	0.0	109.7	2.6	28.9	0.0	141.2

Total liabilities	4.8	919.4	22.2	185.2	(501.2)	630.4
Koppers stockholders’ equity	121.7	(397.5)	435.1	186.0	(223.6)	121.7
Noncontrolling interests	0.0	0.0	0.0	13.1	0.0	13.1

Total liabilities and equity	$126.5	$521.9	$457.3	$384.3	$(724.8)	$765.2

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.1	$0.0	$54.1
Accounts receivable, net	5.5	112.6	284.0	79.2	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	84.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	26.4	0.0	33.5

Total current assets	5.5	204.9	282.8	244.0	(309.8)	427.4
Equity investments	93.9	77.1	26.3	3.9	(196.3)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	53.6	0.0	155.6
Goodwill	0.0	39.8	0.0	32.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	11.1	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	44.4	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.6	$57.5	$(309.8)	$102.1
Accrued liabilities	4.5	27.2	(0.6)	37.4	0.0	68.3
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.6	371.7	9.0	94.9	(309.8)	170.4
Long-term debt	0.0	400.8	0.0	69.0	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	32.0	0.0	151.0

Total liabilities	4.6	889.0	11.5	195.9	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	181.0	(196.3)	94.8
Noncontrolling interests	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.6	$0.7	$0.0	$(2.9)	$(5.0)	$3.4
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.7)	0.0	(1.6)	0.0	(9.3)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.3	0.0	0.4

Net cash provided by (used in) investing activities	0.0	(7.6)	0.0	(1.3)	0.0	(8.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.0	0.0	0.0	0.0	12.0
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(9.5)	(5.0)	0.0	0.0	5.0	(9.5)

Net cash provided by (used in) financing activities	(10.6)	7.0	0.0	0.0	5.0	1.4
Effect of exchange rates on cash	0.0	(0.1)	0.0	0.4	0.0	0.3

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(3.8)	0.0	(3.8)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$50.3	$0.0	$50.3

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.1	$(12.8)	$0.0	$29.5	$0.0	$25.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.6)	0.0	(3.6)	0.0	(13.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.1

Net cash provided by (used in) investing activities	0.0	(9.5)	0.0	(3.6)	0.0	(13.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.4	0.0	(0.9)	0.0	13.5
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(9.1)	0.0	0.0	0.0	0.0	(9.1)

Net cash provided by (used in) financing activities	(9.1)	13.9	0.0	(0.9)	0.0	3.9
Effect of exchange rates on cash	0.0	0.0	0.0	1.7	0.0	1.7

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	26.7	0.0	18.3
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$53.6	$0.0	$53.6

18. Subsidiary Guarantor Information for Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants and units from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or other guarantor subsidiaries which will correspond to certain subsidiaries in the United States, Europe and Australia which are 100 percent owned. The non-guarantor subsidiaries consist of certain subsidiaries in the United States, China, India and Mauritius. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidated financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows:

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$239.1	$35.5	$112.4	$43.3	$(19.0)	$411.3
Cost of sales including depreciation and amortization		201.4	23.6	100.8	39.5	(12.8)	352.5
Selling, general and administrative	0.5	10.9	0.8	5.3	0.6	0.0	18.1

Operating profit (loss)	(0.5)	26.8	11.1	6.3	3.2	(6.2)	40.7
Other income (expense)	20.7	0.0	0.2	0.0	0.2	(20.7)	0.4
Interest expense (income)	(0.1)	7.1	0.0	1.0	0.1	(1.1)	7.0
Income taxes	(0.1)	8.4	0.1	4.1	0.5	0.0	13.0

Income from continuing operations	20.4	11.3	11.2	1.2	2.8	(25.8)	21.1
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$20.4	$11.4	$11.2	$0.9	$2.3	$(25.8)	$20.4

Comprehensive income attributable to Koppers	$12.5	$12.5	$9.1	$(6.4)	$2.0	$(17.2)	$12.5

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$224.4	$13.1	$116.5	$29.9	$(9.4)	$374.5
Cost of sales including depreciation and amortization	0.0	194.2	(0.9)	96.7	27.8	(0.1)	317.7
Selling, general and administrative	0.2	10.4	0.5	6.7	0.7	0.0	18.5

Operating profit (loss)	(0.2)	19.8	13.5	13.1	1.4	(9.3)	38.3
Other income (expense)	20.1	0.1	0.0	0.1	(0.1)	(20.1)	0.1
Interest expense (income)	0.2	6.9	0.0	1.4	(0.3)	(1.5)	6.7
Income taxes	(0.1)	8.5	0.2	2.5	0.2	0.0	11.3

Income from continuing operations	19.8	4.5	13.3	9.3	1.4	(27.9)	20.4
Discontinued operations	0.0	0.4	0.0	(0.9)	0.0	0.0	(0.5)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.0	0.1

Net income attributable to Koppers	$19.8	$4.9	$13.3	$8.4	$1.3	$(27.9)	$19.8

Comprehensive income attributable to Koppers	$26.4	$5.8	$15.5	$12.3	$1.5	$(35.1)	$26.4

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$450.9	$57.9	$236.8	$82.1	$(35.5)	$792.2
Cost of sales including depreciation and amortization	0.0	390.9	39.9	207.3	75.9	(27.8)	686.2
Selling, general and administrative	0.9	21.4	1.2	11.1	1.5	0.0	36.1

Operating profit (loss)	(0.9)	38.6	16.8	18.4	4.7	(7.7)	69.9
Other income (expense)	36.6	0.0	0.5	0.0	0.6	(36.6)	1.1
Interest expense (income)	0.0	13.8	0.0	2.0	0.7	(2.6)	13.9
Income taxes	(0.3)	13.5	0.2	6.1	0.7	0.0	20.2

Income from continuing operations	36.0	11.3	17.1	10.3	3.9	(41.7)	36.9
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$36.0	$11.3	$17.1	$10.2	$3.1	$(41.7)	$36.0

Comprehensive income attributable to Koppers	$34.8	$13.6	$16.8	$7.1	$2.9	$(40.4)	$34.8

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$413.6	$32.0	$225.3	$66.2	$(21.1)	$716.0
Cost of sales including depreciation and amortization	0.0	370.1	12.6	186.1	61.7	(10.3)	620.2
Selling, general and administrative	0.5	20.0	1.0	13.1	1.6	0.0	36.2

Operating profit (loss)	(0.5)	23.5	18.4	26.1	2.9	(10.8)	59.6
Other income (expense)	29.1	0.1	0.0	0.0	0.0	(29.1)	0.1
Interest expense (income)	0.1	13.8	0.0	2.5	0.0	(2.8)	13.6
Income taxes	(0.2)	10.6	0.2	5.6	0.3	0.0	16.5

Income from continuing operations	28.7	(0.8)	18.2	18.0	2.6	(37.1)	29.6
Discontinued operations	0.0	0.4	0.0	(1.1)	0.0	0.0	(0.7)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$28.7	$(0.4)	$18.2	$16.9	$2.4	$(37.1)	$28.7

Comprehensive income attributable to Koppers	$43.0	$1.4	$21.3	$26.8	$2.8	$(52.3)	$43.0

Condensed Consolidating Balance Sheet

June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$48.1	$2.2	$0.0	$50.3
Accounts receivable, net	5.4	122.6	317.6	67.7	21.2	(340.3)	194.2
Inventories, net	0.0	105.8	0.0	74.1	8.5	(0.1)	188.3
Deferred tax assets	0.0	10.9	(1.5)	0.0	0.2	0.0	9.6
Other current assets	0.0	9.8	0.3	8.0	13.3	0.0	31.4

Total current assets	5.4	249.1	316.4	197.9	45.4	(340.4)	473.8
Equity investments	121.1	77.1	26.8	19.2	4.2	(242.7)	5.7
Property, plant and equipment, net	0.0	100.0	0.0	35.6	15.0	0.0	150.6
Goodwill	0.0	39.8	0.0	30.6	1.3	0.0	71.7
Deferred tax assets	0.0	38.8	(10.5)	11.7	(1.6)	0.0	38.4
Other noncurrent assets	0.0	17.1	124.6	6.7	37.5	(160.9)	25.0

Total assets	$126.5	$521.9	$457.3	$301.7	$101.8	$(744.0)	$765.2

LIABILITIES AND EQUITY
Accounts payable	$0.2	$372.8	$20.5	$41.9	$18.0	$(340.2)	$113.2
Accrued liabilities	4.6	23.9	(0.9)	28.2	5.9	0.0	61.7
Short-term debt and current portion of long-term debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total current liabilities	4.8	396.7	19.6	70.1	23.9	(340.2)	174.9
Long-term debt	0.0	413.0	0.0	62.4	(0.1)	(161.0)	314.3
Other long-term liabilities	0.0	109.7	2.6	23.2	5.7	0.0	141.2

Total liabilities	4.8	919.4	22.2	155.7	29.5	(501.2)	630.4
Koppers stockholders’ equity	121.7	(397.5)	435.1	146.0	59.2	(242.8)	121.7
Noncontrolling interests	0.0	0.0	0.0	0.0	13.1	0.0	13.1

Total liabilities and equity	$126.5	$521.9	$457.3	$301.7	$101.8	$(744.0)	$765.2

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$45.1	$9.0	$0.0	$54.1
Accounts receivable, net	5.5	112.6	284.0	65.5	13.7	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	77.2	7.0	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.0	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	12.0	14.4	0.0	33.5

Total current assets	5.5	204.9	282.8	199.8	44.2	(309.8)	427.4
Equity investments	93.9	77.1	26.3	19.3	3.9	(215.6)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	37.8	15.8	0.0	155.6
Goodwill	0.0	39.8	0.0	31.0	1.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	12.7	(1.6)	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	6.7	37.7	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$307.3	$101.3	$(693.1)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.8	$44.4	$13.2	$(309.9)	$102.1
Accrued liabilities	4.5	27.2	(0.8)	30.5	6.9	0.0	68.3

Total current liabilities	4.6	371.7	9.0	74.9	20.1	(309.9)	170.4
Long-term debt	0.0	400.8	0.0	62.7	6.3	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	25.8	6.1	0.1	151.0

Total liabilities	4.6	889.0	11.5	163.4	32.5	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	143.9	56.4	(215.6)	94.8
Noncontrolling interests	0.0	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$307.3	$101.3	$(693.1)	$730.7

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.6	$0.7	$0.0	$3.7	$(6.6)	$(5.0)	$3.4
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.7)	0.0	(1.6)	0.0	0.0	(9.3)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.4	(0.1)	0.0	0.4

Net cash provided by (used in) investing activities	0.0	(7.6)	0.0	(1.2)	(0.1)	0.0	(8.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.0	0.0	0.0	0.0	0.0	12.0
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(9.5)	(5.0)	0.0	0.0	0.0	5.0	(9.5)

Net cash provided by (used in) financing activities	(10.6)	7.0	0.0	0.0	0.0	5.0	1.4
Effect of exchange rates on cash	0.0	(0.1)	0.0	0.5	(0.1)	0.0	0.3

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	3.0	(6.8)	0.0	(3.8)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$48.1	$2.2	$0.0	$50.3

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$9.1	$(12.8)	$0.0	$32.6	$(3.1)	$0.0	$25.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.6)	0.0	(3.3)	(0.3)	0.0	(13.2)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.0	0.1

Net cash provided by (used in) investing activities	0.0	(9.5)	0.0	(3.3)	(0.3)	0.0	(13.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	14.4	0.0	(0.9)	0.0	0.0	13.5
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(9.1)	0.0	0.0	0.0	0.0	0.0	(9.1)

Net cash provided by (used in) financing activities	(9.1)	13.9	0.0	(0.9)	0.0	0.0	3.9
Effect of exchange rates on cash	0.0	0.0	0.0	1.7	0.0	0.0	1.7

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	30.1	(3.4)	0.0	18.3
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	17.0	9.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$47.1	$6.5	$0.0	$53.6

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

In February 2012 we announced that we had entered into a Memorandum of Understanding with Nippon Steel Chemical and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon Steel Chemical. A significant portion of the products produced at the tar distillation plant will be sold under a long-term supply contract with Nippon Steel Chemical to supply their carbon black and needle coke plants. Construction of the tar distillation plant is expected to commence in 2012 and be completed in early 2014.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which is negatively affected by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

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

In late 2011 and early 2012, reductions in aluminum pricing have resulted in additional closures and curtailments in Europe and Australia that have resulted in lower sales volumes of carbon pitch for us in those regions. While we expect to recover the majority of these lower volumes from operations in the United States and China, margins may be negatively affected as our increased presence in Asia has had a dilutive effect on margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations.

Our businesses and results of operations were negatively affected in the first half of 2012 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for some of our products produced and sold in Europe, and we expect this to continue for at least the next two quarters.

In 2011 our Australian carbon black business experienced reduced profitability due to reduced raw material availability and the strengthening of the Australian dollar relative to the United States dollar, as the majority of sales for these products were exported and were denominated in U.S. dollars. As a result of these conditions, a review of this business was conducted that resulted in the decision to permanently cease production and close the Kurnell facility. Impairment and closure charges of approximately $41 million were incurred for this facility in the fourth quarter of 2011.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However over the past few years our coal tar costs have demonstrated a stronger correlation with to the price of oil, which has resulted in higher raw material and finished product costs as the price of oil has increased. In response, we have instituted price increases in an attempt to recover the higher coal tar costs from our customers. Recently, we have seen reductions in oil prices that will reduce the benchmarks for which our carbon black feedstock and phthalic anhydride selling prices are linked to that will in turn have a negative impact on the sales and profitability of those products in the third quarter of 2012 compared to the first six months of 2012.

The primary end-market for R&UP is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, our volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively affected by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber from the forests. Additionally, some of our Class 1 railroad customers, who make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

We also sell crossties to commercial customers consisting primarily of short-line railroads, whose buying patterns have historically been influenced by general economic conditions. As a result, during recessionary periods sales volumes to our commercial customers have typically been reduced, resulting in lower revenues and profitability for our business.

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

Results of Operations – Comparison of Three Months Ended June 30, 2012 and 2011

Consolidated Results

Net sales for the three months ended June 30, 2012 and 2011 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2012	2011
(Dollars in millions)
Carbon Materials & Chemicals	$266.7	$237.1	+12%
Railroad & Utility Products	144.6	137.4	+5%
	$411.3	$374.5	+10%

CM&C net sales increased by $29.6 million or 12 percent. Higher average pricing increased sales by 12 percent as pricing of most products increased as a result of passing through higher raw material costs to customers.

Higher sales volumes increased sales by four percent for the second quarter of 2012 compared to the similar 2011 quarter. Higher sales volumes of carbon pitch from our Chinese facilities more than offset lower volumes in North America, Europe, and Australia. Distillate volumes increased sales by four percent over the second quarter of 2011 due to carbon black feedstock in Australia being sold externally as opposed to being consumed internally as it had during 2011 prior to the close of our Australian carbon black facility in December 2011.

Foreign translation resulted in a four percent reduction in sales compared to the prior year quarter.

R&UP net sales increased by $7.2 million or five percent. Higher sales prices for railroad crossties as a result of passing through higher raw material costs to customers increased R&UP sales by nine percent while lower sales volumes for railroad crossties reduced sales by seven percent due to reduced contractual demand from our Class 1 railroad customers compared to the prior year quarter. Volumes and prices for utility poles each increased sales by one percent over the prior year quarter, and volumes for other products increased sales by one percent due mainly to increased sales of rail joint bars and other products.

Cost of sales as a percentage of net sales was 84 percent for the quarter ended June 30, 2012 and 83 percent for the quarter ended June 30, 2011. Overall, cost of sales increased $33.6 million between periods due primarily to higher costs and volumes for coal tar.

Depreciation and amortization for the quarter ended June 30, 2012 was $1.2 million higher when compared to the prior year period due partially to a fixed asset impairment charge of $0.6 million related to future capital requirements in excess of the net cash generation expected from an electricity co-generation facility located at one of the Company’s wood treatment plants in the United States.

Selling, general and administrative expenses for the quarter ended June 30, 2012 were $0.4 million lower when compared to the prior year period, primarily due to lower average foreign currency exchange rates.

Interest expense for the quarter ended June 30, 2012 was $0.3 million higher when compared to the prior year period due to higher average borrowings on the revolving credit facility.

Income taxes for the quarter ended June 30, 2012 were $1.7 million higher when compared to the prior year period due primarily to an increase in income before taxes of $2.4 million and incremental discrete tax items of $0.8 million primarily associated with the European restructuring project completed in 2011. The Company’s effective income tax rate prior to discrete items for the quarter ended June 30, 2012 was 35.5 percent as compared to the prior year period of 35.7 percent.

Segment Results

Segment operating profit for the three months ended June 30, 2012 and 2011 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2012	2011
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$26.2	$25.7	+2%
Railroad & Utility Products	15.0	12.8	+17%
Corporate	(0.5)	(0.2)	-150%
	$40.7	$38.3	+6%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.8%	10.8%	-1.0%
Railroad & Utility Products	10.4%	9.3%	+1.1%
	9.9%	10.2%	-0.3%

CM&C operating profit increased by $0.5 million or two percent. Operating profit as a percentage of net sales for CM&C decreased to 9.8 percent from 10.8 percent in the prior year quarter. Operating profit for the three months ended June 30, 2012 was negatively affected by higher coal tar costs combined with lower volumes for carbon pitch in North America, Australia and Europe, which more than offset the positive impact of lower coal tar costs and higher carbon pitch volumes for Chinese operations and higher prices for carbon pitch, carbon black feedstock and phthalic anhydride. For the three months ended June 30, 2012 a refund of approximately $3.6 million resulting from findings of a supplier audit of material transport weights almost entirely offset a $3.1 million increase in our allowance for doubtful accounts due to a customer collection issue in Europe combined with $0.8 million of costs related to a pitch tank rupture and resulting spill in Australia that occurred in the first quarter of 2012 .

R&UP operating profit increased by $2.2 million or 17 percent. Operating profit as a percentage of net sales for R&UP increased to 10.4 percent from 9.3 percent in the prior year quarter. Operating profit for the three months ended June 30, 2012 was positively affected by higher prices for railroad crossties and a favorable product mix, which more than offset reduced sales volumes of railroad crossties.

Results of Operations – Comparison of Six Months Ended June 30, 2012 and 2011

Consolidated Results

Net sales for the six months ended June 30, 2012 and 2011 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2012	2011
(Dollars in millions)
Carbon Materials & Chemicals	$516.2	$455.7	+13%
Railroad & Utility Products	276.0	260.3	+6%
	$792.2	$716.0	+11%

CM&C net sales increased by $60.5 million or 13 percent. Higher average pricing increased sales by 12 percent as pricing of most products increased as a result of passing through higher raw material costs to customers.

Higher sales volumes increased sales by three percent for the first six months of 2012 compared to 2011. Distillate volumes increased sales by five percent compared to the first six months of 2011 due to carbon black feedstock in Australia being sold externally as opposed to being consumed internally as it had during 2011 prior to the close of our Australian carbon black facility in December 2011.

Foreign translation resulted in a reduction of two percent of sales of compared to the prior year period.

R&UP net sales increased by $15.7 million or six percent. Higher sales prices for railroad crossties as a result of passing through higher raw material costs to customers increased R&UP sales by six percent while lower sales volumes for railroad crossties reduced sales by four percent due to reduced contractual demand from our Class 1 railroad customers compared to the prior year period. Volumes for utility poles increased sales by two percent over the prior year period, and volumes for other products increased sales by one percent due mainly to increased sales of rail joint bars and other products.

Cost of sales as a percentage of net sales was 85 percent for the six months ended June 30, 2012 and 85 percent for the six months ended June 30, 2011. Overall, cost of sales increased $64.4 million between periods, primarily due to higher sales volumes.

Depreciation and amortization for the six months ended June 30, 2012 was $1.6 million higher when compared to the prior year period due partially to a fixed asset impairment charge of $0.6 million related to future capital requirements in excess of the net cash generation expected from an electricity co-generation facility located at one of the Company’s wood treatment plants in the United States.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $0.1 million lower when compared to the prior year period and are substantially unchanged.

Interest expense for the six months ended June 30, 2012 was $0.3 million higher when compared to the prior year period primarily due to higher average borrowings on the revolving credit facility.

Income taxes for the six months ended June 30, 2012 were $3.7 million higher when compared to the prior year period due primarily to an increase in income before taxes of $9.0 million. The Company’s effective income tax rate prior to discrete items for the six months ended June 30, 2012 was 34.4 percent as compared to the prior year period of 35.9 percent. The reduction in the rate was due primarily to the mix of earnings weighted to the lower tax rate jurisdictions in 2012 compared to 2011.

Segment Results

Segment operating profit for the six months ended June 30, 2012 and 2011 is summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2012	2011
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$46.7	$39.8	+17%
Railroad & Utility Products	24.1	20.3	+19%
Corporate	(0.9)	(0.5)	-80%
	$69.9	$59.6	+17%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.0%	8.7%	+0.3%
Railroad & Utility Products	8.7%	7.8%	+0.9%
	8.8%	8.3%	+0.5%

CM&C operating profit increased by $6.9 million or 17 percent. Operating profit as a percentage of net sales for CM&C increased to 9.0 percent from 8.7 percent in the prior year period. Operating profit for the six months ended June 30, 2012 was positively impacted by higher prices for carbon pitch and phthalic anhydride combined with higher volumes and prices for carbon black feedstock, which more than offset lower prices for naphthalene and higher tar costs in North America, Europe and Australia.

Additionally, operating profit for the six months ended June 30, 2011 was negatively impacted by $1.0 million of incremental inventory storage and logistics costs in North America. For the six months ended June 30, 2012 a refund of approximately $3.6 million resulting from a supplier audit of material transport weights almost entirely offset a $3.1 million increase in our allowance for doubtful accounts due to a customer collection issue in Europe combined with $2.4 million of costs related to a pitch tank rupture and resulting spill in Australia that occurred in the first quarter of 2012.

R&UP operating profit increased by $3.8 million or 19 percent. Operating profit as a percentage of net sales for R&UP increased to 8.7 percent from 7.8 percent in the prior year period. Operating profit for the six months ended June 30, 2012 was positively affected by higher prices for railroad crossties and a favorable product mix, which more than offset reduced volumes for railroad crossties.

Cash Flow

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2012 as compared to net cash provided by operating activities of $25.8 million for the six months ended June 30, 2011. The decrease of $22.4 million in net cash provided by operations is due primarily to higher working capital requirements, primarily related to inventory, partially offset by decreases in accounts receivable.

Net cash used in investing activities was $8.9 million for the six months ended June 30, 2012 as compared to net cash used in investing activities of $13.1 million for the six months ended June 30, 2011. The lower net cash used in investing activities is primarily due to lower capital expenditures.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2012 as compared to net cash provided by financing activities of $3.9 million for the six months ended June 30, 2011. The first six months of 2012 included net borrowings of $12.0 million on the revolving credit facility as compared to net borrowings on the revolving credit facility of $14.5 million for the first six months of 2011.

Dividends paid were $9.5 million for the six months ended June 30, 2012 as compared to dividends paid of $9.1 million for the six months ended June 30, 2011. The dividends for the first six months of 2012 reflect a quarterly dividend rate of 24 cents per common share on Koppers Holdings common stock compared to a quarterly dividend rate of 22 cents per common share for the first six months of 2011.

On August 7, 2012, our board of directors declared a quarterly dividend of 24 cents per common share, payable on October 9, 2012 to shareholders of record as of August 20, 2012.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2012 the basket totaled $193.4 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2012, we had $263.8 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2012, $12.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2012 (dollars in millions):

Cash and cash equivalents(1)	$50.3
Amount available under revolving credit facility	263.8
Amount available under other credit facilities	14.7

Total estimated liquidity	$328.8

(1)	Cash includes approximately $50 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $344.7 million at December 31, 2011.

On June 27, 2012, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which gives us the opportunity to offer common stock, debt securities, preferred stock, depositary shares, warrants and units (or a combination of these securities) from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. This registration statement expires on June 26, 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions, including the proposed tar distillation plant related to the memorandum of understanding with Nippon Steel Chemical that was announced in February 2012. Capital expenditures in 2012, excluding acquisitions, are expected to total approximately $32 million. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2012 was 2.0.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at June 30, 2012 was 1.93.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At June 30, 2012, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

12.1**	Computation of ratio of earnings to fixed charges

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 9, 2012	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)