Form 10-K
period 2012-12-31
Koppers Holdings Inc.
filed 2013-02-25
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2012 was $690.3 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2013, 20,634,103 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2012 Annual Report

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

PART I

ITEM 1. BUSINESS

General

In this report, unless otherwise noted or the context otherwise requires, (i) the term “Koppers”, “Koppers Holdings”, the “Company”, “we” or “us” refers to Koppers Holdings Inc. and its consolidated subsidiaries, (ii) the term “KH” refers to Koppers Holdings Inc. and not any of its subsidiaries and (iii) the term “KI” refers to Koppers Inc. and not any of its subsidiaries. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. Koppers Holdings Inc. has substantially no operations independent of Koppers Inc. and its subsidiaries. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries.

Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc. We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, the Netherlands and Denmark.

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

Our Carbon Materials & Chemicals business (“CM&C”) manufactures the following principal products:

¡	carbon pitch, a critical raw material used in the production of aluminum and steel;

¡	naphthalene, used for the production of phthalic anhydride and as a surfactant in the production of concrete;

¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints; and

¡	creosote and carbon black feedstock, used in the treatment of wood or as a feedstock in the production of carbon black, respectively.

Koppers Holdings Inc.    2012 Annual Report

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

Naphthalene & Phthalic Anhydride

Chemical oils are further processed to produce naphthalene which we sell into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs. In the United States, we also use naphthalene as a feedstock in the manufacture of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. We believe our ability to utilize our internally produced naphthalene gives us a more stable supply and generally lower-cost feedstock for the production of phthalic anhydride compared to our competitors.

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

Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The R&UP business operates 13 wood treating plants, one rail joint bar manufacturing facility, one co-generation facility and 13 pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

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

We believe we are the largest supplier of railroad crossties in North America. There is one principal competitor and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers.

Our R&UP business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 23 million replacement crossties (both wood and non-wood) purchased during 2012. We currently supply all seven of the North American Class I railroads and have contracts with six of them.

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

Koppers Holdings Inc.    2012 Annual Report

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. Expenditures for research and development were $2.3 million, $1.9 million and $2.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign practices, the laws of foreign countries in which we operate, political and economic conditions in international markets and fluctuations in foreign exchange rates.

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and could incur in the future significant costs as the result of our failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. See “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations” and Note 18 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2012, we had 574 salaried employees and 1,086 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	285	406	691
Railroad & Utility Products	204	674	878
Administration	85	6	91

Total Employees	574	1,086	1,660

Of our employees, approximately 60 percent are represented by approximately 15 different labor unions and are covered under numerous labor agreements. The United Steelworkers of America currently represent more than 250 of our employees at six of our facilities and, therefore, represents the largest number of our unionized employees.

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

The U.S and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last four years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $300.0 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2012, we had $290.0 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement.

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

Koppers Holdings Inc.    2012 Annual Report

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2012, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $272 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. As recently as the year ended 2011, we recognized a charge of $20 million related to a decision to close our Australian carbon black facility. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholder’s equity and could affect compliance with the covenants in our debt agreements.

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

Our products are sold primarily in markets which historically have been cyclical, such as the aluminum and specialty chemical.

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

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product. For the year ended December 31, 2012, our top ten customers accounted for approximately 40 percent of our net sales. During this same period, our two largest customers each accounted for approximately eight percent of our total net sales.

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

Koppers Holdings Inc.    2012 Annual Report

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2012 and December 31, 2011 were $14.1 million and $17.7 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $5.1 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $14.7 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $9.9 million for 2013. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Legislation aimed at reducing GHG emissions by placing a cost on the production of GHG emissions was introduced and passed by the Australian government in 2011. The legislation will be implanted using a two stage approach. The first stage is a fixed price carbon pricing mechanism which commenced on July 1, 2012 with a price that will be fixed for the first three years. The second stage is a market-based emissions trading arrangement commencing on July 1, 2015 where the carbon price will transition from a fixed price to a market price.

Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could cause an increase to our raw material costs, could require us to incur increased operating costs and could have an adverse effect on demand for our products.

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of KI in 1988, subject to certain limitations, Beazer East and Beazer Limited assumed the liability for and indemnified us against, among other things, certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and certain third-party claims arising from such contamination (the “Indemnity”). Beazer East and Beazer Limited (which are indirect subsidiaries of Heidelberg Cement AG) may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. The government and other third parties may have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we, among other things, paid Beazer East $7.0 million and agreed to share toxic tort litigation defense costs arising from sites acquired from Beazer East. Qualified expenditures under the Indemnity are not subject to a monetary limit.

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

We have operations in the United States, Australia, China, the United Kingdom, the Netherlands and Denmark, and sell our products in many foreign countries. For the year ended December 31, 2012, net sales from products sold by our foreign subsidiaries accounted for approximately 37 percent of our total net sales.

Koppers Holdings Inc.    2012 Annual Report

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

As of December 31, 2012, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $80 million. Our pension asset funding to total pension obligation ratio was 69 percent as of December 31, 2012. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total approximately $11 million at December 31, 2012.

During the years ended December 31, 2012 and December 31, 2011, we contributed $22.4 million and $16.4 million, respectively, to our post-retirement benefit plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we had funding obligations of $10.3 million in 2012. We estimate that mandatory funding for this plan will be approximately $7 million in 2013 and between $12 and $16 million in 2014 unless legislative changes occur.

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

Koppers Holdings Inc.    2012 Annual Report

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are organized, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) and Bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation, authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

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

¡

Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. The Articles of Incorporation also provide that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.

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

Koppers Holdings Inc.    2012 Annual Report

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

The Senior Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2012, we have a $300.0 million secured revolving credit facility. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness. The Senior Notes do not have the right to any security interests in any collateral.

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

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2012, the non-guarantor subsidiaries had approximately $126 million of liabilities (including trade payables but excluding intercompany indebtedness).

Koppers Holdings Inc.    2012 Annual Report

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $582 million, or 37 percent of our net sales and approximately $50 million, or 39 percent of our operating profit, for the year ended December 31, 2012, and approximately $378 million, or 49 percent of our total assets as of December 31, 2012. Amounts are presented after giving effect to intercompany eliminations.

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

Primary Product Line	Location	Description of Property Interest
Carbon Materials & Chemicals
Carbon pitch	Clairton, Pennsylvania	Owned
Carbon pitch	Follansbee, West Virginia	Owned
Carbon pitch(a)	Jingtang, Hebei Province, China	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch	Port Clarence, United Kingdom	Owned
Carbon pitch	Portland, Oregon	Leased
Carbon pitch	Scunthorpe, United Kingdom	Owned
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned
Carbon pitch	Tangshan, Hebei Province, China	Leased
Carbon pitch	Uithoorn, the Netherlands	Leased

Railroad & Utility Products
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties, utility poles	Denver, Colorado	Owned
Railroad crossties, utility poles	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Green Spring, West Virginia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Concrete crossties(b)	Portsmouth, Ohio	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

(a)	Ownership percentage is 30 percent.
(b)	Ownership percentage is 50 percent.

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December  31, 2023.

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

Koppers Holdings Inc.    2012 Annual Report

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 6, 2013. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	66	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Leroy M. Ball	44	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	56	Vice President, Global Business Services and Technology, Koppers Inc.
Joseph P. Dowd	52	Vice President, North American Carbon Materials & Chemicals, Koppers Inc.
Donald E. Evans	47	Vice President, European Operations, Koppers Inc.
Daniel R. Groves	46	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	52	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	57	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	58	Vice President and General Manager, Railroad and Utility Products & Services, Koppers Inc.
Mark R. McCormack	53	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	52	Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc.
Markus G. Spiess	52	Vice President, Global Sales and Marketing, Global Carbon Materials & Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	49	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	48	Vice President, China Operations, Koppers Inc.

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

Mr. Dietz was elected Vice President, Global Business Services and Technology of Koppers Inc., in May 2011 effective July 2011. He joined Koppers in 1995 and has held positions in operations and engineering. Most recently, he was Vice President, European Operations of Koppers Inc., from January 2007 through June 2011.

Mr. Dowd joined Koppers Inc. and was elected Vice President, North American Carbon Materials & Chemicals, Koppers Inc. effective July 2012. Prior to joining Koppers, Mr. Dowd was General Manager and Vice President of North American Recycling for Exide Technologies, Inc. (lead-acid battery manufacturing) from September 2010 to October 2011. Prior to that, Mr. Dowd was Global President and Chief Operating Officer of Silberline Manufacturing (specialty chemicals) from March 2005 to October 2009.

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

Mr. Zhu was elected Vice President, China Operations of Koppers Inc. in February 2013. Mr. Zhu had previously been appointed Vice President, China Operations of Koppers Inc. in March 2011. Prior to that, Mr. Zhu served as Operations Manager, China Operations of Koppers Inc. from January 2010 to March 2011. From December 2007 to January 2010, Mr. Zhu served as General Manager of Koppers (China) Carbon & Chemical Co., Ltd.

Koppers Holdings Inc.    2012 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2013 was 94.

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

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	745,862	(1)	$15.16	916,848	(2)

(1)	Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units and performance-based restricted stock units awarded under our Amended and Restated 2005 Long Term Incentive Plan.

(2)	Includes shares of our common stock that remain available for issuance under our 2004 Restricted Stock Unit Plan and our Amended and Restated 2005 Long Term Incentive Plan.

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2012 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $68.6 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2012. The selected historical consolidated financial data for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2012	2011	2010	2009	2008
(Dollars in millions, except share and per share amounts)
Statement of Income Data:
Net sales	$1,555.0	$1,466.2	$1,190.5	$1,075.2	$1,299.9
Depreciation and amortization	28.2	26.9	26.6	23.2	28.5
Operating profit	126.6	122.7	98.1	93.7	128.5
Interest expense	27.9	27.2	27.1	36.3	42.6
Loss (gain) on extinguishment of debt(1)	0.0	0.0	0.0	22.4	(1.2)
Income from continuing operations	67.3	57.5	44.6	21.4	47.1
(Loss) income from discontinued operations(3)(4)	(0.1)	(19.9)	0.1	0.3	5.7
(Loss) gain on sale of Koppers Arch(2)	0.0	0.0	(0.2)	0.0	0.0
(Loss) gain on sale of Monessen(3)	0.0	0.0	0.0	(0.3)	85.9
Net income(4)	67.2	37.6	44.5	21.4	138.7
Net income attributable to Koppers	65.6	36.9	44.1	18.8	138.0
Earnings Per Common Share Data:
Basic – continuing operations	$3.18	$2.75	$2.14	$0.92	$2.24
Diluted – continuing operations	3.14	2.72	2.13	0.91	2.24
Weighted average common shares outstanding (in thousands):
Basic	20,681	20,599	20,543	20,446	20,651
Diluted	20,927	20,833	20,676	20,561	20,767
Balance Sheet Data:
Cash and cash equivalents(5)	$66.7	$54.1	$35.3	$58.4	$63.1
Total assets	780.0	730.7	669.2	644.4	661.1
Total debt	296.1	302.1	296.4	335.3	374.9
Other Data:
Capital expenditures:(6)	$28.9	$32.5	$28.5	$17.5	$33.7
Cash dividends declared per common share	$0.96	$0.88	$0.88	$0.88	$0.88

(1)	Includes loss (gain) on the extinguishment of Senior Discount Notes and Senior Secured Notes in 2009, a portion of the Senior Secured Notes in 2008 and a portion of the Senior Discount Notes in 2006.

(2)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”). Koppers Arch’s results of operations have been classified as a discontinued operation for all periods presented.

(3)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”). Monessen’s results of operations have been classified as a discontinued operation for all periods presented.

(4)	In March 2012, we completed run-off activities at our closed carbon black facility located in Kurnell, Australia (“carbon black facility”). The costs related to this closure totaled $41.0 million in 2011. The carbon black facility’s results of operations have been classified as a discontinued operation for all periods presented.

(5)	Includes cash of discontinued operations.

(6)	Excludes capital expenditures of the carbon black facility, a discontinued operation, of $0.7 million, $1.4 million, $0.5 million and $3.0 million for the years ended December 31, 2011, 2010, 2009 and 2008. Excludes capital expenditures by Monessen, a discontinued operation, of $0.4 million for the year ended December 31, 2008.

Koppers Holdings Inc.    2012 Annual Report

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

We operate two principal businesses: Carbon Materials & Chemicals (CM&C) and Railroad & Utility Products (R&UP).

Through our CM&C business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood and the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our R&UP business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other commercial wood treatment products include utility poles for the electric and telephone utility industries in North America and Australia. We also provide rail joint bar products as well as various services to the railroad industry.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon Steel and Sumikin Chemical. A significant portion of the products produced at the tar distillation plant will be sold under a long-term supply contract with Nippon Steel and Sumikin Chemical to supply their carbon black and needle coke plants. The project has commenced and construction of the tar distillation plant is expected to be completed in mid-2014.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which is negatively affected by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

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

In late 2011 and early 2012, reductions in aluminum pricing resulted in additional closures and curtailments in Europe and Australia that have resulted in lower sales volumes of carbon pitch for us in those regions. While we expect to recover some of these lower volumes from operations in China, margins may be negatively affected as our increased presence in Asia has had a dilutive effect on margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations.

Our businesses and results of operations were negatively affected in 2012 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for some of our products produced and sold in Europe, and we expect this to continue through 2013.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, over the past few years, our coal tar costs have demonstrated a stronger correlation with the price of oil, which has resulted in higher raw material and finished product costs as the price of oil has increased. In response, we have instituted price increases in an attempt to recover the higher coal tar costs from our customers.

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

We also sell crossties to commercial customers consisting primarily of short-line railroads, whose buying patterns have historically been influenced by general economic conditions. As a result, during recessionary periods, sales volumes to our commercial customers have typically been reduced, resulting in lower revenues and profitability for our business.

Seasonality and Effects of Weather on Operations

Our quarterly operating results fluctuate due to a variety of factors that are outside of our control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have at times been reduced during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that we may experience material fluctuations in quarterly operating results. Historically, our operating results have been significantly lower in the first and fourth calendar quarters as compared to the second and third calendar quarters.

Results of Operations – Comparison of Years Ended December 31, 2012 and December 31, 2011

Consolidated Results

Net sales for the years ended December 31, 2012 and 2011 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2012	2011
(Dollars in millions)
Carbon Materials & Chemicals	$999.7	$943.1	+6%
Railroad & Utility Products	555.3	523.1	+6%

	$1,555.0	$1,466.2	+6%

Koppers Holdings Inc.    2012 Annual Report

Carbon Materials & Chemicals net sales for the year ended December 31, 2012 increased by $56.6 million or six percent. Sales volumes for distillates increased sales by six percent over the prior year due to higher sales volumes of carbon black feedstock for Chinese operations combined with higher sales volumes of carbon black feedstock from Australian operations to third parties as a result of the closure of our carbon black plant in 2011. Sales prices for distillates increased sales by two percent due mainly to higher oil prices. Sales prices for pitch increased sales by five percent due to higher raw material costs, and were partially offset by lower sales volumes for pitch of four percent of sales as lower sales volumes for North America, Australia and Europe were partially offset by higher sales volumes from Chinese operations. The lower sales volumes were due mainly to aluminum smelter closures and production cutbacks. Foreign currency translation resulted in a decrease in sales of two percent.

Railroad & Utility Products net sales for the year ended December 31, 2012 increased by $32.2 million or six percent. Sales prices for railroad crossties increased sales by five percent and were partially offset by lower sales volumes for crossties of two percent of sales for the year ended December 31, 2011, with the higher sales prices driven mainly by higher sales volumes of value added products to our Class I railroad customers. Sales volumes and prices for utility poles increased sales by one percent each driven by higher sales volumes in the United States and Australia and higher sales prices in Australia due to product mix.

Cost of sales as a percentage of net sales was 85 percent for the year ended December 31, 2012 which was unchanged from the prior year. Overall, cost of sales increased by $82.3 million when compared to the prior year period due primarily to higher CM&C and R&UP sales volumes.

Depreciation and amortization for the year ended December 31, 2012 was $1.3 million higher when compared to the prior year due partially to a fixed asset impairment charge of $0.6 million related to future capital requirements in excess of net cash generation expected from an electricity co-generation facility located at one of the Company’s wood treatment plants in the United States.

Selling, general and administrative expenses for the year ended December 31, 2012 were $1.3 million higher when compared to the prior year period due primarily to higher compensation-related expenses.

Interest expense for the year ended December 31, 2012 was $0.7 million higher when compared to the prior year period reflecting a mix of changes in average levels of borrowings and interest rates in 2012.

Income taxes for the year ended December 31, 2012 were $5.4 million lower when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2012 was 33.1 percent as compared to the prior year period of 40.2 percent. The decrease in the effective income tax rate is primarily due to lower net tax reserves of $2.4 million recorded during 2012 as compared to 2011. Income tax expense was also favorably impacted in 2012 by the recognition of tax benefits related to prior years related to foreign tax credits and domestic manufacturing deductions totaling $1.6 million and the recognition of certain state tax net operating loss carryforwards related to prior tax years of $1.5 million.

Segment Results

Segment operating profit for the years ended December 31, 2012 and 2011 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2012	2011
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$83.1	$89.1	-7%
Railroad & Utility Products	45.1	34.8	+30%
Corporate	(1.6)	(1.2)	-33%

	$126.6	$122.7	+3%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.3%	9.4%	-1.1%
Railroad & Utility Products	8.1%	6.7%	+1.4%

	8.1%	8.4%	-0.3%

Carbon Materials & Chemicals operating profit for the year ended December 31, 2012 decreased by $6.0 million or seven percent over the prior year. CM&C operating profit as a percent of sales decreased to 8.3 percent from 9.4 percent in the prior year due mainly to lower pitch volumes, lower naphthalene prices and higher raw material costs combined with a $3.1 million increase in our allowance for doubtful accounts due to a customer collection issue in Europe, $2.5 million of costs related to a pitch tank leak in Australia, and $1.9 million of charges related to a plant outage in The Netherlands. The pitch tank leak and plant outage are net of insurance recoveries. These items were partially offset by a refund of $3.6 million resulting from a supplier audit of material transport weights.

Railroad & Utility Products operating profit for the year ended December 31, 2012 increased by $10.3 million or 30 percent. Operating profit as a percentage of sales increased to 8.1 percent from 6.7 percent in the prior year as higher sales prices for railroad crossties driven by higher volumes of value added products more than offset lower sales volumes for crossties. Operating profit was also positively impacted by higher profitability and margins from our utility pole business.

Results of Operations – Comparison of Years Ended December 31, 2011 and December 31, 2010

Consolidated Results

Net sales for the years ended December 31, 2011 and 2010 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals	$943.1	$740.6	+27%
Railroad & Utility Products	523.1	449.9	+16%

	$1,466.2	$1,190.5	+23%

Carbon Materials & Chemicals net sales for the year ended December 31, 2011 increased by $202.5 million or 27 percent over the prior year. Pricing for carbon materials increased sales by four percent over the prior year due to higher raw material costs, and volumes for carbon materials increased sales by eight percent due to higher demand in all geographic regions as global aluminum production increased over the prior year.

Distillate pricing increased sales by three percent due to higher average worldwide oil prices as compared to the prior year. The increase in distillate sales volumes was due primarily to higher creosote sales in North America and higher carbon black feedstock sales in Europe compared to the prior year.

For coal tar chemicals, increases in phthalic anhydride prices in the U.S. of three percent of sales offset a reduction in naphthalene prices of one percent of sales. Sales of other products increased by one percent of sales as compared to the prior year driven primarily by increased sales volumes from Chinese operations.

Foreign currency translation resulted in an increase in sales of six percent.

Railroad & Utility Products net sales for the year ended December 31, 2011 increased by $73.2 million or 16 percent. Sales prices and volumes for railroad crossties increased three percent and six percent, respectively for the year ended December 31, 2011, driven by higher volumes of untreated crossties from the Class I railroad customers and higher volumes and prices for crossties sold to commercial customers. Price increases for treating services increased one percent while volumes decreased two percent as a result of higher volumes of treated ties sold to commercial customers. With respect to other products, higher volumes of six percent related to sales of rail joint bars and related products from the Portec acquisition in December 2010.

Cost of sales as a percentage of net sales was 85 percent for the year ended December 31, 2011 as compared to 84 percent for the year ended December 31, 2010. Overall, cost of sales increased by $238.9 million when compared to the prior year period due primarily to higher CM&C and R&UP sales volumes.

Depreciation and amortization for the year ended December 31, 2011 was $0.3 million higher when compared to the prior year.

Selling, general and administrative expenses for the year ended December 31, 2011 were $11.9 million higher when compared to the prior year period due primarily to higher compensation-related expenses.

Koppers Holdings Inc.    2012 Annual Report

Interest expense for the year ended December 31, 2011 was $0.1 million higher when compared to the prior year period reflecting a small increase in the average level of borrowing in 2011.

Income taxes for the year ended December 31, 2011 were $9.8 million higher when compared to the prior year period due primarily to the increase in pretax income of $22.7 million as compared to the prior year. Our effective income tax rate for the year ended December 31, 2011 was 40.2 percent as compared to the prior year period of 39.3 percent. The increase in the effective income tax rate is primarily due to a $3.5 million tax reserve associated with our European restructuring project.

Segment Results

Segment operating profit for the years ended December 31, 2011 and 2010 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2011	2010
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$89.1	$76.7	+16%
Railroad & Utility Products	34.8	23.0	+51%
Corporate	(1.2)	(1.6)	+25%

	$122.7	$98.1	+25%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	9.4%	10.4%	-1.0%
Railroad & Utility Products	6.7%	5.1%	+1.6%

	8.4%	8.2%	+0.2%

Carbon Materials & Chemicals operating profit for the year ended December 31, 2011 increased by $12.4 million or 16 percent. Operating profit as a percentage of net sales decreased to 9.4 percent from 10.4 percent as higher raw material costs and lower sales prices for naphthalene more than offset higher sales prices for pitch and phthalic anhydride.

Railroad & Utility Products operating profit for the year ended December 31, 2011 increased by $11.8 million or 51 percent. Operating profit as a percentage of net sales increased to 6.7 percent from 5.1 percent in the prior year as a result of higher untreated crosstie volumes combined with higher prices and volumes for commercial crossties, higher volumes of value added products and the acquisition of the rail joint bar business in December 2010.

Cash Flow

Net cash provided by operating activities was $77.8 million for the year ended December 31, 2012 as compared to net cash provided by operating activities of $76.9 million for the year ended December 31, 2011. Net working capital uses for 2012 were $19.4 million as compared to net working capital uses of $5.7 million in 2011. The increase in working capital requirements in 2012 was primarily due to increases in inventory totaling $26.5 million as a result of increased demand for crossties and increased levels of carbon materials to better manage supply chain requirements.

Net cash provided by operating activities was $76.9 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $105.3 million for the year ended December 31, 2010. Net cash flows from operating activities decreased by approximately $28 million between periods due primarily to increased requirements for working capital. Net working capital uses for 2011 were $5.7 million which was due primarily to increases in accounts receivable of $33.2 million partially offset by an increase in accounts payable of $15.3 million. The increase is due to higher sales and related purchasing activity in 2011.

Net cash used in investing activities was $39.9 million for the year ended December 31, 2012 as compared to net cash used in investing activities of $44.7 million for the year ended December 31, 2011. Increased acquisition expenditures of $14.0 million in 2012 were partially offset by the repayment of $2.2 million from the loan to Tangshan Koppers Kailuan Carbon Chemical Company Limited and lower capital expenditures of $4.3 million.

Net cash used in investing activities was $44.7 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $63.4 million for the year ended December 31, 2010. Decreased acquisition expenditures of $34.9 million were partially offset by a loan to Tangshan Koppers Kailuan Carbon Chemical Company Limited of $11.7 million.

Net cash used in financing activities was $27.3 million for the year ended December 31, 2012 as compared to net cash used in financing activities of $13.3 million for the year ended December 31, 2011. The increase in cash used for financing activities was principally due to net treasury stock repurchases of $8.1 million and net repayments of the revolving credit facility of $6.4 million as compared to net borrowings of debt totaling $5.4 million for the year ended December 31, 2011.

Net cash used in financing activities was $13.3 million for the year ended December 31, 2011 as compared to net cash used in financing activities of $64.3 million for the year ended December 31, 2010. Net repayments of debt totaled $40.0 million in the year ended December 31, 2010 as compared to net borrowings of debt totaling $5.4 million for the year ended December 31, 2011.

Dividends paid were $19.5 million for the year ended December 31, 2012 as compared to dividends paid of $18.2 million for the year ended December 31, 2011. Dividends reflect an annual dividend rate of 96 cents per common share in 2012 as compared to an annual dividend rate of 88 cents per common share in 2011.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2012 the basket totaled $201.8 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of December 31, 2012, we had $290.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2012, $10.0 million of commitments were utilized by outstanding letters of credit.

Koppers Holdings Inc.    2012 Annual Report

The following table summarizes our estimated liquidity as of December 31, 2012 (dollars in millions):

Cash and cash equivalents(1)	$66.7
Amount available under revolving credit facility	290.0
Amount available under other credit facilities	9.0

Total estimated liquidity	$365.7

(1)	Cash includes approximately $62 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $344.7 million at December 31, 2011. The increase in estimated liquidity from that date is due primarily to an increase in cash and an increase in the availability under the revolving credit facility due to lower borrowings at the end of the year.

In June 2012, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which gives us the opportunity to offer common stock, debt securities, preferred stock, depositary shares, warrants and units (or a combination of these securities) from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. This registration statement expires in June 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2013, excluding acquisitions, are expected to total approximately $38 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar distillation facility in China. Construction is expected to commence in early 2013 and be completed by mid-2014. The Company’s expected future capital requirement commitment for the majority-owned facility is approximately $50 million and will be financed by available cash and incremental financing. A significant portion of the capital requirements will be provided over the next 18 months.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2012. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	Later years
(in millions)
Long-term debt (including accretion)	$300.0	$0.0	$0.0	$0.0	$300.0
Interest on debt	165.4	23.6	47.3	47.3	47.2
Operating leases	99.8	31.8	25.1	12.9	30.0
Purchase commitments(1)	1,528.0	370.1	537.8	345.2	274.9

Total contractual cash obligations	$2,093.2	$425.5	$610.2	$405.4	$652.1

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $24 million in 2013. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Item 8. Financial Statements and Supplementary Data –Note 15.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2012. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	Later years
(in millions)
Lines of credit (unused)	$299.0	$9.0	$290.0	$0.0	$0.0
Standby letters of credit	10.8	10.8	0.0	0.0	0.0

Total other commercial commitments	$309.8	$19.8	$290.0	$0.0	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2012 was 2.6.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at December 31, 2012 was 1.73.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2012, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2012, 2011 and 2010, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $5.8 million, $(2.5) million and $11.5 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $1.7 million, $0.5 million and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Accounts Receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2012, we recorded an allowance for doubtful accounts totaling $3.1 million related to the bankruptcy of a European customer.

Inventories. In the United States, CM&C and R&UP inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out

Koppers Holdings Inc.    2012 Annual Report

basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 62 percent of the FIFO inventory value at December 31, 2012 and 2011. In 2012 and 2011, we recorded inventory writedowns of $0.4 million and $3.3 million, respectively, related to the decision to cease manufacturing operations at our carbon black facility in Australia.

Long-Lived Assets. Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated. During 2012, we recorded a fixed asset impairment charge of $0.6 million related to future capital requirements in excess of net cash generation expected from an electricity co-generation facility located at one of the Company’s wood treatment plants in the United States. In 2011 we recorded a fixed asset impairment charge of $20.2 million related to the decision to cease manufacturing operations at our carbon black facility in Australia.

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

Goodwill valuations are performed using projected operating results of the relevant reporting units. We have three reporting units for purposes of goodwill evaluation. These units consist of our Carbon Materials & Chemicals operating segment, Railroad Products & Services and Koppers Wood Products. Railroad Products & Services and Koppers Wood Products are one level below our Railroad & Utility Products operating segment. The Railroad Products & Services reporting unit primarily serves the rail industry in the United States and the Koppers Wood Products primarily serves the utility and residential markets in Australia.

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Deferred Tax Assets. At December 31, 2012 our balance sheet included $85.3 million of deferred tax assets, net of an $17.4 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. In order to fully realize our deferred tax assets in relation to our temporary differences and exclusive to any net operating losses, we will have to generate approximately $255 million of taxable income. The realization of these deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. In order to fully realize our deferred tax assets (net of valuation allowances) in relation to our state net operating losses, we will have to generate approximately $500 million of taxable income before any applicable adjustments and apportionment fractions per state laws between 2013 and 2026. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future. In 2012, we recorded a deferred tax asset and offsetting valuation allowance against that deferred tax asset of $8.8 million for foreign tax credits earned in prior tax years. In 2012, we recorded a reversal of valuation allowances totaling $1.5 million relating to the recognition of certain state tax net operating loss carryforwards related to prior tax years. Item 8. Financial Statements and Supplementary Data – Note 7 includes information on deferred tax activity during the past two years.

Accrued Insurance. We are insured for property, casualty and workers’ compensation insurance up to various stop loss amounts after meeting required retention levels. Losses are accrued based upon estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience. In the event we incur a significant number of losses beyond the coverage retention limits, additional expense beyond the actuarial projections would be required. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Asset Retirement Obligations. We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2011, we recorded asset retirement obligations of $6.2 million related to the decision to cease manufacturing operations at our carbon black facility in Australia. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Pension and Postretirement Benefits. Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

¡	the discount rate for measuring the present value of future plan obligations;

¡	the expected long-term return on plan assets;

¡	the rate of future increases in compensation levels; and

¡	health care cost projections.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates for 2012, we use our third party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

At December 31, 2011, the discount rate was determined based on all future expected benefit payments for the qualified plan discounted using a spot rate yield curve. The appropriate equivalent discount rate was then calculated from the resulting discount pension benefit cash flows. The yield curve was developed directly from the corporate bond market data using only bonds rated AA by a nationally recognized ratings service.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 4.33 percent for our pension plans and 4.37 percent for our other postretirement benefit plans by 0.25 would increase pension obligations and other postretirement benefit plan obligations by $8.4 million and $0.3 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.6 million and $0.0 million, respectively.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 60 percent equity securities and 40 percent fixed income securities for the funded pension plans), past performance and other factors, included expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 7.25 percent for 2013 defined benefit pension expense. Decreasing the 7.25 percent asset rate of return assumption by 0.25 would increase our defined benefit pension expense by $0.4 million.

Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.

Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

Item 8. Financial Statements and Supplementary Data – Note 15 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Litigation and Contingencies. We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Because such matters require significant

Koppers Holdings Inc.    2012 Annual Report

judgments on the part of management, the recorded liabilities could be lower than what is ultimately required. Item 8. Financial Statements and Supplementary Data – Note 18 includes information about litigation and other contingencies.

Environmental Liabilities. We are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety, including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. In 2011 we recorded environmental reserves of $6.7 million related to the decision to cease manufacturing operations at our carbon black facility in Australia. Item 8. Financial Statements and Supplementary Data – Note 18 includes information about environmental liabilities.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2012 and 2011. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2012 we had $296.1 million of fixed rate debt and no variable rate debt and at December 31, 2011, we had $295.7 million of fixed rate debt and $6.4 million of variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2011 was approximately two percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2012 and 2011 would have increased the unrealized fair market value of the fixed rate debt by approximately $18.4 million and $19.5 million, respectively. The earnings and cash flows for the year ending December 31, 2011, assuming a one percentage point increase in interest rates would have decreased approximately $0.1 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2012 and 2011, would be reductions of approximately $3.3 million and $0.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2012 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2012. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 41.

February 25, 2013

/S/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/S/    LEROY M. BALL

Leroy M. Ball

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 25, 2013

Koppers Holdings Inc.    2012 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Koppers Holdings Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 25, 2013

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions, except share amounts)
Net sales	$1,555.0	$1,466.2	$1,190.5
Cost of sales (excluding items below)	1,324.6	1,242.3	1,003.4
Depreciation and amortization	28.2	26.9	26.6
Selling, general and administrative expenses	75.6	74.3	62.4

Operating profit	126.6	122.7	98.1
Other income	1.9	0.7	2.5
Interest expense	27.9	27.2	27.1

Income before income taxes	100.6	96.2	73.5
Income taxes	33.3	38.7	28.9

Income from continuing operations	67.3	57.5	44.6
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.2, $23.8 and $(0.2)	(0.1)	(19.9)	0.1
Loss on sale of Koppers Arch, net of tax benefit of $0.1	0.0	0.0	(0.2)

Net income	67.2	37.6	44.5
Net income attributable to noncontrolling interests	1.6	0.7	0.4

Net income attributable to Koppers	$65.6	$36.9	$44.1

Earnings (loss) per common share:
Basic –
Continuing operations	$3.18	$2.75	$2.14
Discontinued operations	(0.01)	(0.96)	0.00

Earnings per basic common share	$3.17	$1.79	$2.14

Diluted –
Continuing operations	$3.14	$2.72	$2.13
Discontinued operations	(0.01)	(0.95)	0.00

Earnings per diluted common share	$3.13	$1.77	$2.13

Weighted average common shares outstanding (in thousands):
Basic	20,681	20,599	20,543
Diluted	20,927	20,833	20,676
Dividends declared per common share	$0.96	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Net income	$67.2	$37.6	$44.5
Changes in other comprehensive income (loss):
Currency translation adjustment	5.8	(2.5)	11.5
Unrecognized pension transition asset, net of tax of $0.1, $0.1 and $0.1	(0.3)	(0.2)	(0.2)
Unrecognized pension prior service cost, net of tax of $0.0, $0.0 and $0.1	0.0	0.1	0.2
Unrecognized pension net gain (loss), net of tax of $(2.3), $9.2 and $0.6	2.8	(14.9)	(0.7)

Total comprehensive income	75.5	20.1	55.3
Comprehensive income attributable to noncontrolling interests	1.8	1.2	0.7

Comprehensive income attributable to Koppers	$73.7	$18.9	$54.6

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2012 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
(Dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$66.7	$54.1
Accounts receivable, net of allowance of $3.7 and $0.3	162.7	160.9
Income tax receivable	1.6	10.6
Inventories, net	195.8	159.0
Deferred tax assets	15.1	9.3
Loan to related party	9.5	11.7
Other current assets	29.8	21.8

Total current assets	481.2	427.4
Equity in non-consolidated investments	5.8	4.9
Property, plant and equipment, net	161.1	155.6
Goodwill	75.6	72.1
Deferred tax assets	27.2	44.3
Other assets	29.1	26.4

Total assets	$780.0	$730.7

Liabilities
Accounts payable	$103.5	$102.1
Accrued liabilities	72.1	63.1
Dividends payable	5.6	5.2

Total current liabilities	181.2	170.4
Long-term debt	296.1	302.1
Accrued postretirement benefits	89.9	104.1
Other long-term liabilities	44.7	46.9

Total liabilities	611.9	623.5
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,585,129 and 21,309,210 shares issued	0.2	0.2
Additional paid-in capital	153.3	142.9
Retained earnings	52.0	6.7
Accumulated other comprehensive loss	(22.0)	(30.2)
Treasury stock, at cost; 951,026 and 706,161 shares	(32.9)	(24.8)

Total Koppers shareholders’ equity	150.6	94.8
Noncontrolling interests	17.5	12.4

Total equity	168.1	107.2

Total liabilities and equity	$780.0	$730.7

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Cash provided by (used in) operating activities
Net income	$67.2	$37.6	$44.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	28.2	48.8	28.1
Loss (gain) on sale of assets	0.1	(0.2)	(1.0)
Deferred income taxes	8.0	(11.3)	5.0
Non-cash interest expense	1.7	1.6	1.7
Equity income of affiliated companies	(0.8)	(0.2)	0.0
Change in other liabilities	(13.0)	4.0	(2.5)
Stock-based compensation	6.9	5.3	3.3
Other	(1.1)	(3.0)	0.8
(Increase) decrease in working capital:
Accounts receivable	(0.2)	(33.2)	(19.1)
Inventories	(26.5)	5.1	8.2
Accounts payable	(0.1)	15.3	9.7
Accrued liabilities and other working capital	7.4	7.1	26.6

Net cash provided by operating activities	77.8	76.9	105.3
Cash provided by (used in) investing activities
Capital expenditures	(28.9)	(33.2)	(29.9)
Acquisitions, net of cash acquired	(14.0)	(0.6)	(35.5)
Net cash proceeds (payments) from loan to related party	2.2	(11.7)	0.0
Net cash proceeds from divestitures and asset sales	0.8	0.8	2.0

Net cash used in investing activities	(39.9)	(44.7)	(63.4)
Cash provided by (used in) financing activities
Borrowings of revolving credit	259.4	218.0	152.1
Repayments of revolving credit	(265.8)	(211.6)	(192.1)
Repayments on long-term debt	0.0	(1.0)	(0.2)
Issuances of Common Stock	1.5	0.3	0.1
Repurchases of Common Stock	(8.1)	(0.3)	(0.9)
Proceeds from issuance of noncontrolling interest	3.7	0.0	0.0
Excess tax benefit from employee stock plans	1.6	0.0	0.2
Payment of deferred financing costs	(0.1)	(0.5)	(0.4)
Dividends paid	(19.5)	(18.2)	(23.1)

Net cash used in financing activities	(27.3)	(13.3)	(64.3)
Effect of exchange rates on cash	2.0	(0.1)	(0.7)

Net increase (decrease) in cash and cash equivalents	12.6	18.8	(23.1)
Cash and cash equivalents at beginning of year	54.1	35.3	58.4

Cash and cash equivalents at end of year	$66.7	$54.1	$35.3

Supplemental disclosure of cash flows information:
Cash paid (refunded) during the year for:
Interest	$26.0	$25.8	$25.5
Income taxes	13.6	25.7	(3.9)
Noncash investing and financing activities:
Capital leases	0.0	0.0	0.1

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2012 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0

Common Stock
Balance at beginning and end of year	0.2	0.2	0.2

Additional paid-in capital
Balance at beginning of year	142.9	137.0	127.2
Employee stock plans	10.4	5.9	9.8

Balance at end of year	153.3	142.9	137.0

Retained earnings (deficit)
Balance at beginning of year	6.7	(11.7)	(37.3)
Net income attributable to Koppers	65.6	36.9	44.1
Common Stock dividends	(20.3)	(18.5)	(18.5)

Balance at end of year	52.0	6.7	(11.7)

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	28.8	31.7	20.6
Change in currency translation adjustment	5.7	(2.9)	11.1

Balance at end of year	34.5	28.8	31.7
Unrecognized pension transition asset:
Balance at beginning of year	0.3	0.5	0.7
Change in unrecognized pension asset, net of tax	(0.3)	(0.2)	(0.2)

Balance at end of year	0.0	0.3	0.5
Unrecognized pension prior service cost:
Balance at beginning of year	(0.2)	(0.3)	(0.5)
Change in unrecognized pension prior service cost, net of tax	0.0	0.1	0.2

Balance at end of year	(0.2)	(0.2)	(0.3)
Unrecognized pension net loss:
Balance at beginning of year	(59.1)	(44.2)	(43.5)
Change in unrecognized pension net loss, net of tax	2.8	(14.9)	(0.7)

Balance at end of year	(56.3)	(59.1)	(44.2)

Total balance at end of year	(22.0)	(30.2)	(12.3)

Treasury stock
Balance at beginning of year	(24.8)	(24.5)	(23.6)
Purchases	(8.1)	(0.3)	(0.9)

Balance at end of year	(32.9)	(24.8)	(24.5)

Total Koppers shareholders’ equity – end of year	150.6	94.8	88.7

Noncontrolling interests
Balance at beginning of year	12.4	11.2	11.0
Net income attributable to noncontrolling interests	1.6	0.7	0.4
Dividends to noncontrolling interests	0.0	0.0	(0.6)
Investment in noncontrolling interests	3.3	0.0	(0.6)
Currency translation adjustment	0.2	0.5	0.4

Balance at end of year	17.5	12.4	11.2

Total equity – end of year	$168.1	$107.2	$99.9

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and asset and liabilities are translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Amounts credited (charged) to cumulative translation adjustments for intercompany loans totaled $1.8 million in 2012, $(0.5) million in 2011 and $7.2 million in 2010.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $1.7 million, $0.5 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Koppers Holdings Inc.    2012 Annual Report

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2012, 2011 and 2010 amounted to $109.0 million, $116.5 million and $106.4 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.3 million in 2012, $1.9 million in 2011 and $2.1 million in 2010.

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

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 62 percent and 59 percent of the FIFO inventory value at December 31, 2012 and 2011, respectively.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2012 and 2011 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2012 and 2011, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2012	2011
(Dollars in millions)
Self-insured liabilities at beginning of year	$7.4	$7.9
Expense	2.4	2.1
Reversal of self-insured liabilities	(1.0)	(1.0)
Cash expenditures	(1.2)	(1.6)

Self-insured liabilities at end of year	$7.6	$7.4

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

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2012 and 2011:

	2012	2011
(Dollars in millions)
Asset retirement obligation at beginning of year	$21.3	$17.0
Accretion expense	1.1	1.1
Revision in estimated cash flows	1.8	6.3
Cash expenditures	(3.0)	(3.1)
Currency translation	0.3	0.0

Asset retirement obligation at end of year	$21.5	$21.3

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

Other current assets – Included in other current assets are prepaid expenses totaling $7.4 million and $9.9 million at December 31, 2012 and December 31, 2011, respectively.

Koppers Holdings Inc.    2012 Annual Report

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2012 and 2011:

	2012	2011
(Dollars in millions)
Deferred revenue at beginning of year	$4.8	$5.7
Revenue earned	(0.9)	(0.9)

Deferred revenue at end of year	$3.9	$4.8

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. Business Acquisitions

Western Poles – On November 19, 2012, the Company acquired the pole distribution business (“Western Poles”) of Ridolfo Forestry Products Pty Limited for cash of $13.8 million and expected future payments totaling $4.9 million (on a discounted basis) to be paid over a period of 36 months assuming certain sales contracts remain in effect. The Western Poles business mainly serves utility customers in Western Australia and complements our existing wood treatment business in Australia. The preliminary allocation of purchase price to acquired assets consisted of inventory totaling $8.0 million, plant and equipment totaling $1.0 million, intangible assets consisting primarily of customer relationships totaling $8.5 million, non-compete agreements totaling $0.4 million deferred tax liabilities of $1.7 million and Australian nondeductible goodwill of $2.6 million. The goodwill is allocated to the Railroad & Utility Products segment and the customer contracts will be amortized over a period of 15 years and the non-compete agreement will be amortized over a period of 12 years.

Other acquisitions – In 2010, the Company completed three acquisitions. On March 1, 2010, the Company acquired 100 percent of the outstanding shares of privately-owned Cindu Chemicals B.V. (“Cindu”), a Dutch company which operates a 140,000 metric ton coal tar distillation plant in Uithoorn, Netherlands. The acquisition was funded with cash on hand and the acquisition price was $21.6 million. Cindu was subsequently renamed Koppers Netherlands B.V. (“Koppers Netherlands”).

On October 31, 2010, the Company acquired the midwestern United States refined tar business of Stella Jones Inc. for cash of $6.1 million. Finally, on December 22, 2010, the Company acquired the rail joint bar business of Portec Rail Products, Inc. located in Huntington, West Virginia. The purchase price was cash of $10.7 million.

Pro-forma information – The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2012 would have been pro forma revenue of $1,581.7 million and operating profit of $130.1 million for the year ended December 31, 2012. The consolidated pro forma results of operations if the acquisition had been completed as of the beginning of the year in 2011 would have been pro forma revenue of $1,480.3 million and operating profit of $123.7 million for the year ended December 31, 2011. The consolidated pro forma results of operations if the acquisitions had been completed as of the beginning of the year in 2010 would have been pro forma revenue of $1,234.7 million and operating profit of $99.9 million for the year ended December 31, 2010.

4. Discontinued Operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011. The Company estimates that total future closure costs related to this facility will be approximately $0.8 million. The closure is expected to be completed by 2014. The results of operations of the carbon black facility have been reclassified to discontinued operations for all periods presented as run-off activities were completed in the first quarter of 2012. The facility is part of the Carbon Materials & Chemicals segment. Net sales from this discontinued operation totaled $5.6 million, $72.7 million and $55.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Operating (loss) profit from this discontinued operation totaled $(0.3) million, $(43.7) million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Details of the restructuring activities and related reserves for 2012 are as follows:

	Severance and employee benefits	Environmental remediation	Asset impairment	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at January 1, 2011	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Charges	3.4	6.7	20.2	3.3	6.2	1.2	41.0
Costs charged against assets	0.0	0.0	(20.2)	(3.3)	0.0	0.0	(23.5)
Cash paid	(1.6)	0.0	0.0	0.0	0.0	0.0	(1.6)

Reserve at December 31, 2011	$1.8	$6.7	$0.0	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversal of accrued charges	0.0	0.0	0.0	0.0	0.0	(0.6)	(0.6)
Cash paid	(1.7)	(0.1)	0.0	0.0	(0.4)	(0.5)	(2.7)
Currency translation	0.0	0.1	0.0	0.0	0.1	0.0	0.2

Reserve at December 31, 2012	$0.2	$6.7	$0.0	$0.0	$5.9	$0.1	$12.9

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$65.6	$36.9	$44.1
Less: discontinued operations	(0.1)	(19.9)	(0.1)

Income from continuing operations attributable to Koppers	$65.7	$56.8	$44.2

Weighted average common shares outstanding:
Basic	20,681	20,599	20,543
Effect of dilutive securities	246	234	133

Diluted	20,927	20,833	20,676

Earnings per common share – continuing operations:
Basic earnings per common share	$3.18	$2.75	$2.14
Diluted earnings per common share	3.14	2.72	2.13

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	194	106	154

On February 6, 2013, the board of directors declared a quarterly dividend of 25 cents per common share, payable on April 8, 2013 to shareholders of record as of February 19, 2013.

Koppers Holdings Inc.    2012 Annual Report

6. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. Performance stock units granted in 2011 and 2010 each have a two-year performance objective. Performance stock units granted before 2010 and after 2011 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Dividends declared on the Company’s common stock during the restriction period of the stock units are credited at equivalent value as additional stock units and become payable as additional common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any non-vested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result for most participants. There are special vesting provisions for the stock units related to a change in control.

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

The following table shows a summary of the performance stock units as of December 31, 2012:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2011 – 2012	0	84,342	126,513
2012 – 2014	0	100,031	150,047

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2012:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2012	156,665	297,715	454,380	$26.43
Granted	67,012	104,598	171,610	$38.35
Credited from dividends	3,779	7,072	10,851	$35.67
Performance stock unit adjustment	0	(40,112)	(40,112)	$10.68
Vested	(85,187)	(87,013)	(172,200)	$18.69
Forfeited	(6,171)	(13,583)	(19,754)	$36.00

Non-vested at December 31, 2012	136,098	268,677	404,775	$36.11

Stock options to executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited for most participants. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result for most participants. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	353,452	$27.65
Granted	95,899	$38.21
Exercised	(103,719)	$15.69
Expired	(2,413)	$39.99
Forfeited	(11,420)	$36.00

Outstanding at December 31, 2012	331,799	$34.07	7.10	$1.5

Exercisable at December 31, 2012	116,849	$30.27	4.87	$0.9

Total stock-based compensation expense recognized for the three years ended December 31, 2012 is as follows:

	Year Ended December 31,
	2012	2011	2010

(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$6.9	$5.3	$3.3
Less related income tax benefit	2.8	2.0	1.3

Decrease in net income attributable to Koppers	$4.1	$3.3	$2.0

As of December 31, 2012 total future compensation expense related to non-vested stock-based compensation arrangements totaled $8.2 million and the weighted-average period over which this expense is expected to be recognized is approximately 21 months.

Koppers Holdings Inc.    2012 Annual Report

7. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Years Ended December 31,
	2012	2011	2010
(Dollars in millions)
Current:
Federal	$15.7	$24.7	$10.0
State	1.3	1.1	0.4
Foreign	8.6	21.5	13.3

Total current tax provision	25.6	47.3	23.7
Deferred:
Federal	4.9	(6.7)	4.1
State	(1.2)	0.1	0.3
Foreign	4.0	(2.0)	0.8

Total deferred tax provision (benefit)	7.7	(8.6)	5.2

Total income tax provision	$33.3	$38.7	$28.9

Income before income taxes for 2012, 2011 and 2010 included $42.6 million, $51.8 million and $51.0, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2012	2011	2010

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	0.7	0.7
Foreign earnings taxed at different rates	0.5	1.4	2.4
Domestic production activities deduction	(2.7)	(1.3)	(0.7)
Non-deductible fines and penalties	0.0	0.2	0.0
Deferred tax adjustments	(0.3)	0.1	0.0
Change in tax contingency reserves	1.2	3.8	0.2
Foreign tax credits	(0.6)	0.0	0.0
Other	0.5	0.3	1.7

	33.1%	40.2%	39.3%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2012 consolidated retained earnings of the Company included approximately $113 million of undistributed earnings, which are permanently invested, from these foreign entities. It is not practical at this time, however, to estimate the amount of taxes that may be payable on the distribution of these earnings.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax provision (benefit) included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $2.2 million, $(9.3) million and $(0.8) million for the years ended December 31, 2012, 2011 and 2010, respectively.

The amount of income tax benefit included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $1.6 million for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2010.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$33.2	$38.7
Reserves, including insurance, environmental and deferred revenue	24.7	29.8
Accrued employee compensation	11.8	10.7
Tax credits	9.7	0.4
Net operating loss benefit	9.4	11.2
Asset retirement obligations	5.1	5.1
Book/tax inventory accounting differences	2.6	1.6
Capital loss benefit	1.5	1.5
Other	4.7	2.6
Valuation allowance	(17.4)	(10.2)

Total deferred tax assets	85.3	91.4
Deferred tax liabilities:
Tax over book depreciation and amortization	33.2	27.6
Unremitted earnings of foreign subsidiaries	5.9	6.1
Tax/book inventory accounting differences	1.1	1.7
Other	5.9	5.5

Total deferred tax liabilities	46.1	40.9

Net deferred tax assets	$39.2	$50.5

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, the Company has recorded a valuation allowance of $7.1 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. The Company has recorded a valuation allowance of $8.8 million for certain foreign tax credits in the United States expected to produce no benefit. These foreign tax credits will begin to expire in 2018. Additionally, the Company has recorded a valuation allowance of $1.5 million for certain capital loss carryforwards in Australia expected to produce no benefit. The Company has tax-effected state net operating losses of $9.2 million, which will expire from 2014 to 2030 and tax-effected foreign net operating losses of $0.2 million, a portion of which expires in 2019.

For the year ended on December 31, 2012, the Company recorded a net valuation allowance release of $1.5 million on the basis of management’s determination that sufficient positive evidence exists to support that certain state net operating losses are more likely than not to be realized.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Koppers Holdings Inc.    2012 Annual Report

As of December 31, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.5 million and $7.1 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2012	2011	2010
(Dollars in millions)
Balance at beginning of year	$9.9	$6.5	$4.0
Additions based on tax provisions related to the current year	0.5	4.0	0.4
Additions for tax provisions of prior years	1.3	0.0	2.6
Reductions of tax provisions of prior years	(0.5)	0.0	0.0
Reductions as a result of payments and settlements	(2.8)	0.0	0.0
Reductions as a result of a lapse of the applicable statute of limitations	(0.7)	(0.6)	(0.5)

Balance at end of year	$7.7	$9.9	$6.5

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2012, 2011 and 2010, the Company recognized $0.3 million, $0.2 million and $0.2 million, respectively, in interest and penalties. As of December 31, 2012 and 2011, the Company had accrued approximately $1.3 million and $0.9 million for interest and penalties, respectively.

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

Results of Segment Operations

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$999.7	$943.1	$740.6
Railroad & Utility Products	555.3	523.1	449.9

Total	$1,555.0	$1,466.2	$1,190.5

Intersegment revenues:
Carbon Materials & Chemicals	$106.5	$95.2	$97.2

Depreciation & amortization:
Carbon Materials & Chemicals	$16.9	$17.4	$17.2
Railroad & Utility Products	11.3	9.5	9.4

Total	$28.2	$26.9	$26.6

Operating profit:
Carbon Materials & Chemicals	$83.1	$89.1	$76.7
Railroad & Utility Products	45.1	34.8	23.0
Corporate(a)	(1.6)	(1.2)	(1.6)

Total	$126.6	$122.7	$98.1

Capital expenditures (including acquisitions):
Carbon Materials & Chemicals	$17.3	$23.0	$44.9
Railroad & Utility Products	25.0	10.2	20.2
Corporate	0.6	0.6	0.3

Total	$42.9	$33.8	$65.4

(a)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.

Assets and Goodwill by Segment

	December 31,
	2012	2011
(Dollars in millions)
Assets:
Carbon Materials & Chemicals	$516.3	$495.2
Railroad & Utility Products	205.0	164.6

Segment assets	721.3	659.8
Cash & cash equivalents	4.8	0.2
Income tax receivable	1.6	10.6
Deferred taxes	35.5	41.8
Deferred financing costs	7.2	8.2
Deferred charges	2.6	3.5
Other	7.0	6.6

Total	$780.0	$730.7

Goodwill:
Carbon Materials & Chemicals	$70.2	$69.4
Railroad & Utility Products	5.4	2.7

Total	$75.6	$72.1

Koppers Holdings Inc.    2012 Annual Report

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2012	$827.6	$162.9
	2011	787.5	161.6
	2010	672.5	157.1
Australasia	2012	318.9	72.4
	2011	276.6	58.7
	2010	221.9	79.8
Europe	2012	247.8	36.3
	2011	248.0	35.7
	2010	194.0	35.8
Other countries	2012	160.7	0.0
	2011	154.1	0.0
	2010	102.1	0.0

Total	2012	$1,555.0	$271.6
	2011	$1,466.2	$256.0
	2010	$1,190.5	$272.7

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $727.4 million in 2012, $681.1 million in 2011 and $573.0 million in 2010.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Carbon Materials & Chemicals:
Carbon pitch	$442.4	$431.1	$325.6
Creosote and carbon black feedstock	233.8	162.0	104.4
Phthalic anhydride	120.0	112.4	93.9
Naphthalene	60.3	72.3	68.0
Other products	143.2	165.3	148.7

	999.7	943.1	740.6
Railroad & Utility Products:
Railroad crossties	341.1	324.9	282.5
Utility poles	101.3	84.2	73.3
Creosote	57.0	52.7	57.9
Rail joint bars	25.6	24.7	0.1
Other products	30.3	36.6	36.1

	555.3	523.1	449.9

Total	$1,555.0	$1,466.2	$1,190.05

9. Inventories

Inventories as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
(Dollars in millions)
Raw materials	$118.2	$91.5
Work in process	20.0	20.1
Finished goods	109.7	95.1

	247.9	206.7
Less revaluation to LIFO	52.1	47.7

Net	$195.8	$159.0

For the year ended December 31, 2011, liquidations of LIFO inventories increased operating profit by $0.3 million.

10. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) is a 30-percent owned tar distillation facility in the Hebei Province of China. No dividends were paid for the three years ended December 31, 2012. Equity in earnings for the three years ended December 31, 2012 were as follows:

Equity income
(Dollars in millions)
2012	$0.8
2011	0.2
2010	0.0

11. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
(Dollars in millions)
Land	$7.0	$6.6
Buildings	36.4	34.7
Machinery and equipment	616.6	593.5

	660.0	634.8
Less accumulated depreciation	498.9	479.2

Net	$161.1	$155.6

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $25.2 million, $46.0 million and $25.6, respectively. Included in depreciation expense for 2012, 2011 and 2010 were impairment charges totaling $0.6 million, $20.2 million and $1.8 million, respectively. The charge in 2012 related to a Railroad and Utility Products segment’s electricity co-generation plant in the United States. The charge in 2011 related to the Carbon Material & Chemicals segment’s carbon black facility in Australia and the charge in 2010 related to a Railroad and Utility Products segment’s wood treating plant in the United States.

In February 2012, approximately 400 tons of liquid carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered. Costs directly associated with the leak were $2.5 million for the year ended December 31, 2012, net of estimated insurance recoveries totaling $3.2 million which is recorded in other current assets. Expenses associated with the incident include inventory losses, emergency response expenses, incremental logistics expenses, and material clean-up and removal expenses.

Koppers Holdings Inc.    2012 Annual Report

12. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2012 and December 31, 2011 was as follows:

	Carbon Materials & Chemicals	Railroad & Utility Products	Total
(Dollars in millions)
Balance at December 31, 2010	$69.6	$2.5	$72.1
Acquisitions	0.1	0.3	0.4
Currency translation	(0.3)	(0.1)	(0.4)

Balance at December 31, 2011	69.4	2.7	72.1
Acquisitions	0.0	2.6	2.6
Currency translation	0.8	0.1	0.9

Balance at December 31, 2012	$70.2	$5.4	$75.6

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$20.9	$8.1	$12.8	$12.3	$6.8	$5.5
Supply contracts	2.8	0.8	2.0	2.7	0.5	2.2
Non-compete agreements	1.7	1.2	0.5	1.2	1.2	0.0
Favorable lease agreements	0.8	0.8	0.0	0.8	0.5	0.3

Total	$26.2	$10.9	$15.3	$17.0	$9.0	$8.0

In 2012, the gross carrying value of identifiable intangible assets increased by $8.9 million due to acquisitions and by $0.3 million due to foreign currency translation. In 2011, the gross carrying value of identifiable intangible assets decreased by $0.8 million due to the finalization of purchase price adjustments from prior year acquisitions and by $0.2 million due to foreign currency translation. The customer contracts have estimated useful lives of 10 to 15 years, the supply contracts have estimated useful lives of 10 years, the non-compete agreements have estimated useful lives of 3 to 12 years and the favorable lease agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $1.9 million, $1.5 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2013	$1.9
2014	1.8
2015	1.8
2016	1.4
2017	1.2

13. Debt

Debt at December 31, 2012 and December 31, 2011 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2012	2011
(Dollars in millions, except interest rates)
Revolving Credit Facility	0.00%	2015	$0.0	$6.4
Senior Notes	7 7/8%	2019	296.1	295.7

Total debt			296.1	302.1
Less short-term debt and current maturities of long-term debt			0.0	0.0

Long-term debt (excluding current portion)			$296.1	$302.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $1.0 million in 2012, $1.1 million in 2011 and $1.3 million in 2010 and are charged to interest expense.

As of December 31, 2012, the Company had $290.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2012, $10.0 million of commitments were utilized by outstanding letters of credit.

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

Koppers Holdings Inc.    2012 Annual Report

Debt Maturities and Deferred Financing Costs

At December 31, 2012 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2013	$0.0
2014	0.0
2015	0.0
2016	0.0
2017	0.0
Thereafter	300.0

Total maturities	300.0
Future accretion on Senior Notes	(3.9)

Total debt	$296.1

Unamortized deferred financing costs (net of accumulated amortization of $4.6 million and $3.4 million at December 31, 2012 and 2011, respectively) were $7.2 million and $8.3 million at December 31, 2012 and 2011, respectively, and are included in other assets.

14. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2013	$31.8
2014	15.2
2015	9.9
2016	7.6
2017	5.3
Thereafter	30.0

Total	$99.8

Operating lease expense for 2012, 2011 and 2010 was $44.3 million, $43.8 million and $42.5 million, respectively.

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

All qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including most plans for hourly employees, have been frozen or are scheduled to be frozen in the next two years. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, a number of pension plans are subject to a “soft” freeze which precludes new employees from entering the defined benefit pension plans.

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

Expense related to defined contribution plans totaled $4.7 million, $4.8 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expense related to contributions to multi-employer pension plans totaled $0.4 million, $0.7 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Net periodic pension costs for 2012, 2011 and 2010 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.5	$3.3	$3.1	$0.1	$0.2	$0.2
Interest cost	10.7	11.1	11.4	0.5	0.6	0.7
Expected return on plan assets	(10.7)	(11.0)	(9.9)	0.0	0.0	0.0
Amortization of prior service cost	0.1	0.1	0.2	0.0	(0.1)	(0.1)
Amortization of net loss	8.1	6.3	5.2	0.0	0.0	0.0
Amortization of transition asset	(0.3)	(0.3)	(0.3)	0.0	0.0	0.0
Settlements and curtailments	0.3	0.2	0.5	0.0	0.0	0.0

Net periodic benefit cost	$11.7	$9.7	$10.2	$0.6	$0.7	$0.8

Net periodic pension cost that is expected to be recognized from the amortization of prior service cost and net loss is estimated to total $0.1 million and $7.7 million, respectively, for all plans in 2013.

Koppers Holdings Inc.    2012 Annual Report

The change in the funded status of the pension and postretirement plans as of December 31, 2012 and December 31, 2011 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$239.5	$215.9	$12.5	$12.8
Service cost	3.5	3.3	0.1	0.1
Interest cost	10.7	11.2	0.5	0.6
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial losses (gains)	10.3	20.2	(1.8)	(0.5)
Settlements	(1.4)	(0.8)	0.0	0.0
Currency translation	2.4	(0.3)	0.0	0.0
Benefits paid	(10.0)	(10.2)	(0.1)	(0.5)

Benefit obligation at end of year	255.2	239.5	11.2	12.5
Change in plan assets:
Fair value of plan assets at beginning of year	146.6	141.6	0.0	0.0
Actual return on plan assets	15.7	0.1	0.0	0.0
Employer contribution	22.4	15.9	0.1	0.5
Plan participants’ contributions	0.2	0.2	0.0	0.0
Settlements	(1.4)	(0.8)	0.0	0.0
Currency translation	2.1	(0.2)	0.0	0.0
Benefits paid	(10.0)	(10.2)	(0.1)	(0.5)

Fair value of plan assets at end of year	175.6	146.6	0.0	0.0

Funded status of the plan	$(79.6)	$(92.9)	$(11.2)	$(12.5)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.2	$0.3	$0.0	$0.0
Current liabilities	0.4	0.7	0.7	1.0
Noncurrent liabilities	79.4	92.5	10.5	11.5
Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$247.5	$231.5
Fair value of plan assets	167.6	138.3
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$229.0	$224.1
Fair value of plan assets	167.6	138.3

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2012 and 2011 was $235.9 million and $231.5 million, respectively.

Expected Contributions for the 2013 Fiscal Year

The expected contributions by the Company for 2013 are estimated to be $22.7 million for pension plans and $0.8 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2013	$11.3	$0.8
2014	11.4	0.8
2015	11.8	0.8
2016	13.0	0.8
2017	13.5	0.8
2018 – 2022	74.0	4.1

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.33%	4.55%	4.37%	4.37%
Expected return on plan assets	7.25	7.68
Rate of compensation increase	3.10	3.09
Initial medical trend rate			7.35	7.80

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2012	2011
Equity securities	61%	64%
Debt securities	35	30
Other	4	6

	100%	100%

The Company’s investment strategy for its pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. Currently, the

Koppers Holdings Inc.    2012 Annual Report

Company targets an allocation of 60 percent to 70 percent growth seeking assets and 30 percent to 40 percent income generating assets on an overall basis. The Company utilizes investment managers to assist in identifying and monitoring investments that meet these allocation criteria. With respect to the largest pension plan, the Company has implemented a strategy of reallocating pension assets from growth seeking assets to income generating assets as certain funded status levels are reached.

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

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$80.0	$0.0	$80.0
International equity securities	0.0	27.2	0.0	27.2
U.S. debt securities	0.0	36.4	0.0	36.4
International debt securities	0.0	24.5	0.0	24.5
Real estate and other investments	0.0	1.7	0.0	1.7
Cash and cash equivalents	0.0	5.8	0.0	5.8

	$0.0	$175.6	$0.0	$175.6

	As of December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$71.8	$0.0	$71.8
International equity securities	0.0	22.6	0.0	22.6
U.S. debt securities	0.0	22.0	0.0	22.0
International debt securities	0.0	22.4	0.0	22.4
Real estate and other investments	0.0	1.6	0.0	1.6
Cash and cash equivalents	0.0	6.2	0.0	6.2

	$0.0	$146.6	$0.0	$146.6

Health Care Cost Trend Rates

The 2012 initial health care cost trend rate is assumed to be 7.35 percent and is assumed to decrease gradually to 4.5 percent in 2027 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.3	(0.2)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $5.2 million in 2012, $5.6 million in 2011 and $5.0 million in 2010.

16. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2012 are as follows:

	Year Ended December 31,
	2012	2011	2010
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0

Common Stock:
Balance at beginning of year	21,309	21,278	21,124
Issued for employee stock plans	276	31	154

Balance at end of year	21,585	21,309	21,278

Treasury Stock:
Balance at beginning of year	(706)	(700)	(669)
Shares repurchased	(245)	(6)	(31)

Balance at end of year	(951)	(706)	(700)

17. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents	$66.7	$66.7	$54.1	$54.1
Investments and other assets(a)	1.4	1.4	1.3	1.3
Financial liabilities:
Long-term debt (including current portion)	$331.1	$296.1	$324.4	$302.1

(a)	Excludes equity method investments.

Koppers Holdings Inc.    2012 Annual Report

Cash – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on life insurance policies. The cash surrender value asset is classified as Level 2 in the valuation hierarchy and is measured from values received from the insuring entity.

Long-term debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the revolving credit facility for 2011 approximate carrying value due to the variable rate nature of these instruments.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 136 plaintiffs in 75 cases pending as of December 31, 2012 as compared to 131 plaintiffs in 73 cases at December 31, 2011. As of December 31, 2012, there are a total of 70 cases pending in state court in Pennsylvania, four in Arkansas, and one case pending in state court in Tennessee.

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

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from December 29, 1988 until its closure in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. in 2010.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on Koppers Holdings Inc.’s motion to dismiss. Discovery and all prior deadlines were stayed for nine months until January 2013 while the parties explored settlement possibilities. The stay was recently lifted and plaintiffs have indicated that they will file another amended complaint which further expands the boundaries of the “class affected area,” introduces arsenic and hexavalent chromium as additional “contaminants” of concern, adds multiple new defendants and injects additional causes of action into the case. The Court has not yet scheduled a class certification hearing or trial.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (Koppers Netherlands) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included a claim for lost profits of approximately $1.7 million. Koppers Netherlands has not received detailed information used by the unaffiliated plant to determine this alleged loss, and, as a result, Koppers Netherlands is unable to determine the validity of the actual loss incurred. The Company has not provided a reserve for the claimed lost profits because, at this time, it cannot reasonably determine the probability of such loss, and the amount of such loss, if any, cannot be reasonably estimated. The Company does not currently believe that resolution of this matter will involve a loss contingency that would be material to the financial statements.

In October 2012, the Company received a claim from a customer alleging that a carbon product sold by the Company was inadequate for its intended use. The customer requested a refund of the purchase price, recovery of transport costs and reimbursement of “operational losses” associated with the use of the product. The Company reached an agreement in principle to resolve this issue with the customer in the first quarter of 2013 for an amount not material to the financial statements.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-

Koppers Holdings Inc.    2012 Annual Report

closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. paid Beazer East a total of $7.0 million and agreed to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or (“Pre-Closing”), acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2012, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $16 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. currently operates a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for remediation based settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRD cost.

On March 30, 2012, a draft Feasibility Study (“FS”) was submitted to EPA by the Lower Willamette Group (“LWG”), a group of certain PRPs which has been conducting the investigation of the site. The draft FS identifies ten possible remedial alternatives which range in cost from approximately $170 million to $1.8 billion. The FS does not determine who is responsible for remediation costs or select remedies. The FS is under review by the EPA which will issue a final decision on the nature and extent of the final remediation. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.5 million at December 31, 2012, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $5.0 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $3.1 million as of December 31, 2012.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $6.7 million as of December 31, 2012.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. The Company has reserved $1.3 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.5 million and $8.1 million are classified as current liabilities at December 31, 2012 and 2011, respectively:

	Year Ended December 31,
	2012	2011
(Dollars in millions)
Balance at beginning of year	$17.7	$6.6
Expense	1.0	8.0
Reversal of reserves	(0.4)	(1.6)
Cash expenditures	(4.6)	(2.4)
Assumed remediation liability in exchange for cash	0.0	7.5
Currency translation	0.4	(0.4)

Balance at end of year	$14.1	$17.7

Cash expenditures in 2012 and expenses in 2011 primarily related to Australian environmental matters.

19. Related Party Transactions

In November 2011, the Company loaned $11.7 million to TKK, a 30-percent owned company in China. During 2012, TKK made repayments totaling $2.2 million; accordingly the amount of the loan is $9.5 million as of December 31, 2012. The loan is repayable in November 2013.

Koppers Holdings Inc.    2012 Annual Report

20. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$380.9	$411.3	$387.9	$374.9	$1,555.0
Operating profit	29.2	40.7	30.8	25.9	126.6
Income from continuing operations	15.8	21.1	16.2	14.2	67.3
Net income	15.9	20.9	16.2	14.2	67.2
Net income attributable to Koppers	15.6	20.4	16.0	13.6	65.6
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(b)
Basic –
Continuing operations	$0.74	$1.00	$0.77	$0.66	$3.18
Discontinued operations(a)	0.01	(0.01)	0.00	0.00	(0.01)

Earnings per basic common share	$0.75	$0.99	$0.77	$0.66	$3.17

Diluted –
Continuing operations	$0.74	$0.99	$0.77	$0.65	$3.14
Discontinued operations(a)	0.01	(0.01)	0.00	0.00	(0.01)

Earnings per diluted common share	$0.75	$0.98	$0.77	$0.65	$3.13

Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.96
Price range of common stock:
High	$40.61	$40.37	$37.82	$38.83	$40.61
Low	32.15	31.17	29.30	30.99	29.30

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$341.5	$374.5	$381.2	$369.0	$1,466.2
Operating profit	21.3	38.3	40.1	23.0	122.7
Income from continuing operations	9.2	20.4	22.5	5.4	57.5
Net income (loss)(a)	9.0	19.9	22.7	(14.0)	37.6
Net income (loss) attributable to Koppers(a)	8.9	19.8	22.4	(14.2)	36.9
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(b)
Basic –
Continuing operations	$0.44	$0.99	$1.07	$0.25	$2.75
Discontinued operations(a)	(0.01)	(0.03)	0.01	(0.94)	(0.96)

Earnings per basic common share	$0.43	$0.96	$1.08	$(0.69)	$1.79

Diluted –
Continuing operations	$0.44	$0.99	$1.07	$0.24	$2.72
Discontinued operations(a)	(0.01)	(0.03)	0.01	(0.93)	(0.95)

Earnings per diluted common share	$0.43	$0.96	$1.08	$(0.69)	$1.77

Dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.88
Price range of common stock:
High	$42.88	$46.14	$39.23	$36.53	$46.14
Low	34.76	34.63	23.59	24.75	23.59

(a)	In the fourth quarter of 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011. The results of operations of the carbon black facility have been reclassified to discontinued operations for all periods presented as run-off activities were completed in the first quarter of 2012.
(b)	The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share amounts for the year due to differences in weighted average and equivalent shares outstanding for each of the periods presented.

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$893.2	$97.5	$638.4	$(74.1)	$1,555.0
Cost of sales including depreciation and amortization	0.0	786.6	78.0	562.0	(73.8)	1,352.8
Selling, general and administrative	1.6	45.1	2.1	26.8	0.0	75.6

Operating profit (loss)	(1.6)	61.5	17.4	49.6	(0.3)	126.6
Other income (expense)	66.6	0.2	6.0	0.7	(71.6)	1.9
Interest expense (income)	0.0	27.2	(5.1)	5.8	0.0	27.9
Income taxes	(0.6)	8.7	12.5	12.7	0.0	33.3

Income from continuing operations	65.6	25.8	16.0	31.8	(71.9)	67.3
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.6	0.0	1.6

Net income attributable to Koppers	$65.6	$25.8	$16.0	$30.1	$(71.9)	$65.6

Comprehensive income attributable to Koppers	$73.7	$29.8	$17.8	$32.4	$(80.0)	$73.7

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$585.2	$(45.7)	$1,466.2
Cost of sales including depreciation and amortization	0.0	762.9	55.0	497.0	(45.7)	1,269.2
Selling, general and administrative	1.2	41.6	1.8	29.7	0.0	74.3

Operating profit (loss)	(1.2)	49.6	15.8	58.5	0.0	122.7
Other income (expense)	37.7	0.1	8.1	0.5	(45.7)	0.7
Interest expense (income)	0.0	27.3	(5.4)	5.3	0.0	27.2
Income taxes	(0.4)	7.7	0.8	30.6	0.0	38.7

Income from continuing operations	36.9	14.7	28.5	23.1	(45.7)	57.5
Discontinued operations	0.0	0.0	0.0	(19.9)	0.0	(19.9)
Noncontrolling interests	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$14.7	$28.5	$2.5	$(45.7)	$36.9

Comprehensive income attributable to Koppers	$18.9	$1.1	$28.0	$(1.4)	$(27.7)	$18.9

Koppers Holdings Inc.    2012 Annual Report

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$462.3	$(38.8)	$1,190.5
Cost of sales including depreciation and amortization	0.0	657.7	32.5	378.8	(39.0)	1,030.0
Selling, general and administrative	1.6	32.2	3.3	25.3	0.0	62.4

Operating profit (loss)	(1.6)	31.3	10.0	58.2	0.2	98.1
Other income (expense)	45.0	0.0	8.0	2.9	(53.4)	2.5
Interest expense (income)	(0.2)	27.7	(5.0)	4.6	0.0	27.1
Income taxes	(0.5)	1.5	12.2	15.7	0.0	28.9

Income from continuing operations	44.1	2.1	10.8	40.8	(53.2)	44.6
Discontinued operations	0.0	0.0	(0.2)	0.1	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.6	$40.5	$(53.2)	$44.1

Comprehensive income attributable to Koppers	$54.6	$1.8	$18.9	$43.0	$(63.7)	$54.6

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7
Receivables, net	6.9	91.5	324.9	86.8	(345.8)	164.3
Inventories, net	0.0	102.2	0.0	93.9	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.2	0.0	15.1
Other current assets	0.0	6.4	2.8	30.1	0.0	39.3

Total current assets	6.9	221.3	326.2	272.9	(346.1)	481.2
Equity investments	148.7	77.1	27.3	3.8	(251.1)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	55.4	0.0	161.1
Goodwill	0.0	39.8	0.0	35.8	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	6.1	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	52.5	(165.9)	29.1

Total assets	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$60.6	$(345.9)	$103.5
Accrued liabilities	4.9	15.9	12.2	44.7	0.0	77.7

Total current liabilities	5.0	387.6	29.2	105.3	(345.9)	181.2
Long-term debt	0.0	397.6	0.0	64.4	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	31.0	0.0	134.6

Total liabilities	5.0	886.4	31.6	200.7	(511.8)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	208.3	(251.3)	150.6
Noncontrolling interests	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.1	$0.0	$54.1
Receivables, net	5.5	112.6	284.0	79.2	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	84.2	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	26.4	0.0	33.5

Total current assets	5.5	204.9	282.8	244.0	(309.8)	427.4
Equity investments	93.9	77.1	26.3	3.9	(196.3)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	53.6	0.0	155.6
Goodwill	0.0	39.8	0.0	32.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	11.1	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	44.4	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.8	$57.5	$(309.8)	$102.1
Accrued liabilities	4.5	27.2	(0.8)	37.4	0.0	68.3

Total current liabilities	4.6	371.7	9.0	94.9	(309.8)	170.4
Long-term debt	0.0	400.8	0.0	69.0	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	32.0	0.0	151.0

Total liabilities	4.6	889.0	11.5	195.9	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	181.0	(196.3)	94.8
Noncontrolling interests	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$389.3	$(673.8)	$730.7

Koppers Holdings Inc.    2012 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$26.0	$50.5	$0.0	$21.1	$(19.8)	$77.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(21.3)	0.0	(21.6)	0.0	(42.9)
Loan to related party	0.0	0.0	0.0	2.2	0.0	2.2
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.4	0.0	0.4	0.0	0.8

Net cash used in investing activities	0.0	(20.9)	0.0	(19.0)	0.0	(39.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(6.4)	0.0	0.0	0.0	(6.4)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(19.5)	(19.8)	0.0	0.0	19.8	(19.5)
Stock repurchased	(6.5)	(0.1)	0.0	0.0	0.0	(6.6)
Other financing receipts	0.0	1.6	0.0	3.7	0.0	5.3

Net cash provided by (used in) financing activities	(26.0)	(24.8)	0.0	3.7	19.8	(27.3)
Effect of exchange rates on cash	0.0	0.0	0.0	2.0	0.0	2.0

Net increase in cash and cash equivalents	0.0	4.8	0.0	7.8	0.0	12.6
Cash and cash equivalents at beginning of year	0.0	$0.0	0.0	$54.1	0.0	$54.1

Cash and cash equivalents at end of period	0.0	$4.8	0.0	$61.9	0.0	$66.7

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.1	$9.5	$0.0	$49.3	$0.0	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(9.3)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	(11.7)	0.0	(11.7)
Net cash proceeds from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.8

Net cash used in investing activities	0.0	(23.8)	0.0	(20.9)	0.0	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	(0.9)	0.0	5.4
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(18.1)	0.0	0.0	(0.1)	0.0	(18.2)

Net cash provided by (used in) financing activities	(18.1)	5.8	0.0	(1.0)	0.0	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.2)	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	27.2	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	0.0	$0.0	0.0	$54.1	0.0	$54.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$15.9	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(30.4)	0.0	(65.4)
Net cash proceeds from divestitures and asset sales	0.0	0.2	0.0	1.8	0.0	2.0

Net cash used in investing activities	0.0	(34.8)	0.0	(28.6)	0.0	(63.4)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(40.2)	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.7)	0.0	(0.7)

Net decrease in cash and cash equivalents	(0.2)	(4.5)	0.0	(18.4)	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	45.3	0.0	58.4

Cash and cash equivalents at end of period	0.0	$8.4	0.0	$26.9	0.0	$35.3

23. Subsidiary Guarantor Information for Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or other guarantor subsidiaries which will correspond to certain subsidiaries in the United States, Europe and Australia which are 100 percent owned by either Koppers Holdings or Koppers Inc. The non-guarantor subsidiaries consist of certain subsidiaries in the United States, China, India and Mauritius. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidated financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees.

Koppers Holdings Inc.    2012 Annual Report

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$893.2	$97.5	$480.0	$158.6	$(74.3)	$1,555.0
Cost of sales including depreciation and amortization	0.0	786.6	78.0	414.6	147.6	(74.0)	1,352.8
Selling, general and administrative	1.6	45.1	2.1	23.4	3.4	0.0	75.6

Operating profit (loss)	(1.6)	61.5	17.4	42.0	7.6	(0.3)	126.6
Other income (expense)	66.6	0.2	6.0	0.0	0.7	(71.6)	1.9
Interest expense (income)	0.0	27.2	(5.1)	3.9	1.9	0.0	27.9
Income taxes	(0.6)	8.7	12.5	10.5	2.2	0.0	33.3

Income from continuing operations	65.6	25.8	16.0	27.6	4.2	(71.9)	67.3
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.6	0.0	1.6

Net income attributable to Koppers	$65.6	$25.8	$16.0	$27.5	$2.6	$(71.9)	$65.6

Comprehensive income attributable to Koppers	$73.7	$29.8	$17.8	$30.2	$2.8	$(80.6)	$73.7

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$443.6	$147.0	$(51.1)	$1,466.2
Cost of sales including depreciation and amortization	0.0	762.9	55.0	364.2	138.2	(51.1)	1,269.2
Selling, general and administrative	1.2	41.6	1.8	26.2	3.5	0.0	74.3

Operating profit (loss)	(1.2)	49.6	15.8	53.2	5.3	0.0	122.7
Other income (expense)	37.7	0.1	8.1	0.0	0.5	(45.7)	0.7
Interest expense (income)	0.0	27.3	(5.4)	4.7	0.6	0.0	27.2
Income taxes	(0.4)	7.7	0.8	28.7	1.9	0.0	38.7

Income from continuing operations	36.9	14.7	28.5	19.8	3.3	(45.7)	57.5
Discontinued operations	0.0	0.0	0.0	(19.9)	0.0	0.0	(19.9)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$14.7	$28.5	$(0.1)	$2.6	$(45.7)	$36.9

Comprehensive income attributable to Koppers	$18.9	$1.1	$28.0	$(5.1)	$3.5	$(27.5)	$18.9

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$721.2	$45.8	$358.5	$105.9	$(40.9)	$1,190.5
Cost of sales including depreciation and amortization	0.0	657.7	32.5	285.5	95.4	(41.1)	1,030.0
Selling, general and administrative	1.6	32.2	3.3	21.4	3.9	0.0	62.4

Operating profit (loss)	(1.6)	31.3	10.0	51.6	6.6	0.2	98.1
Other income (expense)	45.0	0.0	8.0	1.8	1.1	(53.4)	2.5
Interest expense (income)	(0.2)	27.7	(5.0)	4.3	0.3	0.0	27.1
Income taxes	(0.5)	1.5	12.2	13.3	2.4	0.0	28.9

Income from continuing operations	44.1	2.1	10.8	35.8	5.0	(53.2)	44.6
Discontinued operations	0.0	0.0	(0.2)	0.1	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$44.1	$2.1	$10.6	$35.9	$4.6	$(53.2)	$44.1

Comprehensive income attributable to Koppers	$54.6	$1.8	$18.9	$40.3	$5.1	$(66.1)	$54.6

Koppers Holdings Inc.    2012 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7
Receivables, net	6.9	91.5	324.9	65.9	21.2	(346.1)	164.3
Inventories, net	0.0	102.2	0.0	86.7	7.2	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.2	0.0	15.1
Other current assets	0.0	6.4	2.8	17.6	12.5	0.0	39.3

Total current assets	6.9	221.3	326.2	210.9	62.3	(346.4)	481.2
Equity investments	148.7	77.1	27.3	30.2	3.8	(281.3)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	40.7	14.7	0.0	161.1
Goodwill	0.0	39.8	0.0	34.4	1.4	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	7.6	(1.5)	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	12.1	40.3	(165.8)	29.1

Total assets	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$42.2	$18.6	$(346.1)	$103.5
Accrued liabilities	4.9	15.9	12.2	35.7	9.0	0.0	77.7

Total current liabilities	5.0	387.6	29.2	77.9	27.6	(346.1)	181.2
Long-term debt	0.0	397.6	0.0	64.4	0.0	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	24.5	6.5	0.0	134.6

Total liabilities	5.0	886.4	31.6	166.8	34.1	(512.0)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	169.1	69.4	(281.5)	150.6
Noncontrolling interests	0.0	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$45.1	$9.0	$0.0	$54.1
Receivables, net	5.5	112.6	284.0	65.5	13.7	(309.8)	171.5
Inventories, net	0.0	74.8	0.0	77.2	7.0	0.0	159.0
Deferred tax assets	0.0	10.7	(1.5)	0.0	0.1	0.0	9.3
Other current assets	0.0	6.8	0.3	12.0	14.4	0.0	33.5

Total current assets	5.5	204.9	282.8	199.8	44.2	(309.8)	427.4
Equity investments	93.9	77.1	26.3	19.3	3.9	(215.6)	4.9
Property, plant and equipment, net	0.0	102.0	0.0	37.8	15.8	0.0	155.6
Goodwill	0.0	39.8	0.0	31.0	1.3	0.0	72.1
Deferred tax assets	0.0	43.7	(10.5)	12.7	(1.6)	0.0	44.3
Other noncurrent assets	0.0	18.4	131.3	6.7	37.7	(167.7)	26.4

Total assets	$99.4	$485.9	$429.9	$307.3	$101.3	$(693.1)	$730.7

LIABILITIES AND EQUITY
Accounts payable	$0.1	$344.5	$9.8	$44.4	$13.2	$(309.9)	$102.1
Accrued liabilities	4.5	27.2	(0.8)	30.5	6.9	0.0	68.3

Total current liabilities	4.6	371.7	9.0	74.9	20.1	(309.9)	170.4
Long-term debt	0.0	400.8	0.0	62.7	6.3	(167.7)	302.1
Other long-term liabilities	0.0	116.5	2.5	25.8	6.1	0.1	151.0

Total liabilities	4.6	889.0	11.5	163.4	32.5	(477.5)	623.5
Koppers shareholders’ equity	94.8	(403.1)	418.4	143.9	56.4	(215.6)	94.8
Noncontrolling interests	0.0	0.0	0.0	0.0	12.4	0.0	12.4

Total liabilities and equity	$99.4	$485.9	$429.9	$307.3	$101.3	$(693.1)	$730.7

Koppers Holdings Inc.    2012 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$26.0	$50.5	$0.0	$14.2	$6.9	$(19.8)	$77.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(21.3)	0.0	(21.1)	(0.5)	0.0	(42.9)
Loan to related party	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Net cash proceeds from divestitures and asset sales	0.0	0.4	0.0	0.4	0.0	0.0	0.8

Net cash provided by (used in) investing activities	0.0	(20.9)	0.0	(20.7)	1.7	0.0	(39.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(6.4)	0.0	0.0	0.0	0.0	(6.4)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Dividends paid	(19.5)	(19.8)	0.0	0.0	0.0	19.8	(19.5)
Stock repurchased	(6.5)	(0.1)	0.0	0.0	0.0	0.0	(6.6)
Other financing receipts	0.0	1.6	0.0	0.0	3.7	0.0	5.3

Net cash provided by (used in) financing activities	(26.0)	(24.8)	0.0	0.0	3.7	19.8	(27.3)
Effect of exchange rates on cash	0.0	0.0	0.0	2.1	(0.1)	0.0	2.0

Net increase (decrease) in cash and cash equivalents	0.0	4.8	0.0	(4.4)	12.2	0.0	12.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.1	$9.5	$0.0	$37.9	$11.4	$0.0	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(8.6)	(0.7)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	0.0	(11.7)	0.0	(11.7)
Net cash proceeds from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.0	0.8

Net cash used in investing activities	0.0	(23.8)	0.0	(8.5)	(12.4)	0.0	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	(0.9)	0.0	0.0	5.4
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(18.1)	0.0	0.0	0.0	(0.1)	0.0	(18.2)

Net cash provided by (used in) financing activities	(18.1)	5.8	0.0	(0.9)	(0.1)	0.0	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.4)	0.2	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	28.1	(0.9)	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	17.0	9.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$45.1	$9.0	$0.0	$54.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.7	$75.2	$0.0	$9.1	$6.8	$(4.5)	$105.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(35.0)	0.0	(30.0)	(0.4)	0.0	(65.4)
Net cash proceeds from divestitures and asset sales	0.0	0.2	0.0	1.7	0.1	0.0	2.0

Net cash used in investing activities	0.0	(34.8)	0.0	(28.3)	(0.3)	0.0	(63.4)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(40.2)	0.0	0.0	0.0	0.0	(40.2)
Deferred financing costs	0.0	(0.4)	0.0	0.0	0.0	0.0	(0.4)
Dividends paid	(18.1)	(4.5)	0.0	0.0	(5.0)	4.5	(23.1)
Stock issued (repurchased)	(0.8)	0.2	0.0	0.0	0.0	0.0	(0.6)

Net cash provided by (used in) financing activities	(18.9)	(44.9)	0.0	0.0	(5.0)	4.5	(64.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(0.7)	0.0	0.0	(0.7)

Net increase (decrease) in cash and cash equivalents	(0.2)	(4.5)	0.0	(19.9)	1.5	0.0	(23.1)
Cash and cash equivalents at beginning of year	0.2	12.9	0.0	36.9	8.4	0.0	58.4

Cash and cash equivalents at end of period	$0.0	$8.4	$0.0	$17.0	$9.9	$0.0	$35.3

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

See Management Report on page 39 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 41 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

Koppers Holdings Inc.    2012 Annual Report

ITEM 9B. OTHER INFORMATION

On February 25, 2013, Koppers Inc. entered into an employment agreement (the “Agreement”) with Walter W. Turner. The Agreement provides that Mr. Turner will serve as President and Chief Executive Officer of Koppers Inc. Mr. Turner has served as President and Chief Executive Officer of Koppers Inc. since February 1998. The term of the Agreement commences with retroactive effect to January 1, 2013 and continues until December 31, 2014. The Agreement establishes an initial minimum base salary of $757,500, increasing to a minimum base salary of $807,500 on April 1, 2013, and thereafter is subject to periodic review by the board of directors. The Agreement provides that Mr. Turner is entitled to participate in the Koppers Corporate Senior Management Incentive Plan and the Koppers Holdings Inc. 2005 Long Term Incentive Plan, as amended and restated (“LTIP”). With respect to awards previously made to Mr. Turner under the 2012 LTIP with a vesting period ending December 31, 2014, the Agreement provides that such awards will be modified so that Mr. Turner will be eligible to receive the full number of shares and options under such awards even if his employment terminates for specified reasons prior to December 31, 2014. The Agreement makes similar provision for awards that were granted in 2013 and may be granted in 2014 under the LTIP. Under the Agreement, the terms of outstanding stock options held by Mr. Turner will be modified to extend the post-termination exercise period from three years to five years, subject to certain limitations. In the event of termination of Mr. Turner’s employment by the Company other than for cause, Mr. Turner will be entitled to receive his base salary through December 31, 2014.

The Agreement contains provisions for certain benefits, comparable to those previously provided under the Company’s change in control agreement with Mr. Turner as in effect before he reached age 65, that become payable if one of the following events occurs within two years after a change in control has occurred.

•	Mr. Turner is required to relocate his primary office to a location greater than fifty miles from the then current location of his office; or

•	Mr. Turner’s employment is terminated other than for cause or disability.

The benefits to which Mr. Turner would be entitled in the event of a termination of his employment under the above-specified conditions following a change in control include:

•	all of Mr. Turner’s accrued salary to the date of termination;

•	a pro-rata bonus for the year in which the termination occurs equal to the average of the of the bonus payments awarded for the previous two years;

•

a lump sum payment equal to twice the sum of (i) Mr. Turner’s base salary and (ii) one half of the amounts awarded to Mr. Turner under applicable incentive plans and bonus for each of the preceding two years;

•	all reasonable legal fees and expenses incurred by Mr. Turner as a result of his termination, subject to certain specified exceptions;

•	life, disability, accident and group health benefits (or the monetary equivalent of such benefits) for two years or until Mr. Turner receives comparable benefits from a third party; and

•	continued indemnification for pre-termination acts and omissions.

The payments and benefits to which Mr. Turner would be entitled in the event he is terminated after a change in control will also be reduced as necessary to cause the total payments and “parachute payments” (as defined in the tax code) to comply with the limitation set forth in Section 280G of the tax code.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

Koppers Holdings Inc.    2012 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 38.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 90. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Joint Venture Contract for the establishment of Koppers (Jiangsu) Carbon Chemical Company Limited between Koppers International B.V. and Yizhou Group Company Limited dated September 10, 2012 (incorporated by reference to exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2012).
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.2*	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).
10.33*	2004 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.34 to the Koppers Inc. Form 10-Q for the quarter ended September 30, 2004).

Koppers Holdings Inc.    2012 Annual Report

Exhibit No.	Exhibit
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.36*	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.37*	Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders filed on March 31, 2010).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.44*	Form of Amendment to Change in Control Agreement entered into as of May 25, 2006 between the Company and the named Executive (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.50	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of October 31, 2008 (incorporated by reference to exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II (incorporated by reference to exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).

Exhibit No.	Exhibit
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.58	Amendment No. 1 to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Greenwich Capital, as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of November 18, 2009 (incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.60*	Senior Management Corporate Incentive Plan (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.61*	Management Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010).
10.62* ***	Restricted Stock Unit Issuance Agreement – Time Vesting.
10.63* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.64* ***	Notice of Grant of Stock Option.
10.65*	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 22, 2011).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.67*	Letter Agreement dated October 4, 2006 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.68*	Summary of Terms and Conditions of Employment (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.69	Second Amendment to the Credit Agreement, dated as of February 24, 2010 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012).
10.70	Third Amendment to the Credit Agreement, dated as of March 22, 2011 by and among Koppers Inc., Koppers Holdings Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).
10.71* ***	Amendment No. 1 to Change in Control Agreement by and between Leroy M. Ball, Jr. and the Company, dated December 19, 2012.
10.72* ***	Amendment No. 3 to Change in Control Agreement by and between Thomas D. Loadman and the Company, dated December 19, 2012.
10.73* ***	Amendment No. 2 to Employment Agreement with Steven R. Lacy effective December 19, 2012.
10.74* ***	Amendment No. 3 to Employment Agreement with Brian McCurrie effective December 19, 2012.
10.75* ***	Employment Agreement between Koppers Inc. and Walter W. Turner effective January 1, 2013.
10.76* ***	2013 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner.
10.77* ***	2013 Restricted Stock Unit Issuance Agreement – Performance Vesting for Walter W. Turner.
10.78* ***	2013 Notice of Grant of Stock Option for Walter W. Turner.
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

Koppers Holdings Inc.    2012 Annual Report

Exhibit No.	Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

***	Filed herewith.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write- Offs) Recoveries	Currency Translation	Balance at End of Year
(Dollars in millions)
2012
Allowance for doubtful accounts	$0.3	$3.2	$0.0	$0.2	$3.7

Inventory obsolescence reserves	$1.4	$0.5	$(0.8)	$0.0	$1.1

Deferred tax valuation allowance	$10.2	$8.8	$(1.6)	$0.0	$17.4

2011
Allowance for doubtful accounts	$0.1	$0.3	$(0.1)	$0.0	$0.3

Inventory obsolescence reserves	$2.1	$4.2	$(4.9)	$0.0	$1.4

Deferred tax valuation allowance	$11.4	$(1.2)	$0.0	$0.0	$10.2

2010
Allowance for doubtful accounts	$0.5	$(0.3)	$0.0	$(0.1)	$0.1

Inventory obsolescence reserves	$3.9	$(1.7)	$0.0	$(0.1)	$2.1

Deferred tax valuation allowance	$11.2	$0.2	$0.0	$0.0	$11.4

Koppers Holdings Inc.    2012 Annual Report

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

Signature	Capacity	Date

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director and Non-Executive Chairman of the Board	February 25, 2013

/S/ WALTER W. TURNER Walter W. Turner	Director, President and Chief Executive Officer	February 25, 2013

/S/ LEROY M. BALL Leroy M. Ball	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2013

/S/ CYNTHIA A. BALDWIN Cynthia A. Baldwin	Director	February 25, 2013

/S/ X. SHARON FENG X. Sharon Feng	Director	February 25, 2013

/S/ ALBERT J. NEUPAVER Albert J. Neupaver	Director	February 25, 2013

/S/ JAMES C. STALDER James C. Stalder	Director	February 25, 2013

/S/ STEPHEN R. TRITCH Stephen R. Tritch	Director	February 25, 2013

/S/ T. MICHAEL YOUNG T. Michael Young	Director	February 25, 2013