Form 10-Q
period 2013-03-31
Koppers Holdings Inc.
filed 2013-05-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2013 amounted to 20,716,647 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$370.4	$380.9
Cost of sales (excluding items below)	320.5	326.9
Depreciation and amortization	7.3	6.8
Selling, general and administrative expenses	17.7	18.0

Operating profit	24.9	29.2
Other income	0.5	0.7
Interest expense	6.9	6.9

Income before income taxes	18.5	23.0
Income taxes	7.1	7.2

Income from continuing operations	11.4	15.8
Income from discontinued operations, net of tax expense of $0.1 and $0.1	0.1	0.1

Net income	11.5	15.9
Net income attributable to noncontrolling interests	0.5	0.3

Net income attributable to Koppers	$11.0	$15.6

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.53	$0.74
Discontinued operations	0.00	0.01

Earnings per basic common share	$0.53	$0.75

Diluted –
Continuing operations	$0.53	$0.74
Discontinued operations	0.00	0.01

Earnings per diluted common share	$0.53	$0.75

Comprehensive income	$9.8	$22.6
Comprehensive income attributable to noncontrolling interests	0.5	0.3

Comprehensive income attributable to Koppers	$9.3	$22.3

Weighted average shares outstanding (in thousands):
Basic	20,667	20,669
Diluted	20,925	20,903
Dividends declared per common share	$0.25	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$56.7	$66.7
Accounts receivable, net of allowance of $3.5 and $3.7	174.3	162.7
Inventories, net	193.3	195.8
Deferred tax assets	14.9	15.1
Loan to related party	9.5	9.5
Other current assets	28.0	31.4

Total current assets	476.7	481.2
Equity in non-consolidated investments	6.1	5.8
Property, plant and equipment, net	160.4	161.1
Goodwill	75.4	75.6
Deferred tax assets	25.8	27.2
Other assets	29.8	29.1

Total assets	$774.2	$780.0

Liabilities
Accounts payable	$100.0	$103.5
Accrued liabilities	70.9	72.1
Dividends payable	5.8	5.6

Total current liabilities	176.7	181.2
Long-term debt	296.2	296.1
Accrued postretirement benefits	83.3	89.9
Other long-term liabilities	45.3	44.7

Total liabilities	601.5	611.9
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,707,141 and 21,585,129 shares issued	0.2	0.2
Additional paid-in capital	155.2	153.3
Retained earnings	57.7	52.0
Accumulated other comprehensive loss	(23.8)	(22.0)
Treasury stock, at cost, 990,494 and 951,026 shares	(34.6)	(32.9)

Total Koppers shareholders’ equity	154.7	150.6
Noncontrolling interests	18.0	17.5

Total equity	172.7	168.1

Total liabilities and equity	$774.2	$780.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$11.5	$15.9
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	7.3	6.8
Deferred income taxes	0.7	2.0
Equity income, net of dividends received	(0.2)	(0.5)
Change in other liabilities	(3.6)	2.4
Non-cash interest expense	0.4	0.4
Stock-based compensation	1.4	1.5
Other	0.1	0.2
(Increase) decrease in working capital:
Accounts receivable	(12.7)	(28.5)
Inventories	1.9	(16.7)
Accounts payable	(2.5)	(6.5)
Accrued liabilities and other working capital	1.4	7.2

Net cash provided by (used in) operating activities	5.7	(15.8)
Cash provided by (used in) investing activities:
Capital expenditures	(6.4)	(3.4)
Net cash proceeds from divestitures and asset sales	0.2	0.2

Net cash used in investing activities	(6.2)	(3.2)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	36.5	98.1
Repayments of revolving credit	(36.5)	(86.0)
Issuances of Common Stock	0.2	0.6
Repurchases of Common Stock	(1.6)	(1.7)
Payment of deferred financing costs	(1.1)	0.0
Dividends paid	(5.0)	(4.5)

Net cash (used in) provided by financing activities	(7.5)	6.5
Effect of exchange rate changes on cash	(2.0)	1.0

Net decrease in cash and cash equivalents	(10.0)	(11.5)
Cash and cash equivalents at beginning of year	66.7	54.1

Cash and cash equivalents at end of period	$56.7	$42.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2012 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2012.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Other Comprehensive Income (ASU 2013-2). The amendments in ASU 2013-02 require entities to provide additional disclosures regarding amounts that have been reclassified out of other comprehensive income during the periods presented either on the face of the financial statements or in the notes to the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. We have elected to present such information in the notes to the financial statements (see Note 5).

2. Dividends

On May 2, 2013, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on July 8, 2013 to shareholders of record as of May 13, 2013.

3. Discontinued operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company estimates that total future closure costs related to this facility will be approximately $0.6 million. The closure is expected to be completed by 2014. The facility is part of the Carbon Materials and Chemicals segment. Net sales from this discontinued operation totaled $5.1 million for the three months ended March 31, 2012. Operating profit from this discontinued operation totaled $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2011	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversal of accrued charges	0.0	0.0	0.0	0.0	(0.6)	(0.6)
Cash paid	(1.7)	(0.1)	0.0	(0.4)	(0.5)	(2.7)
Currency translation	0.0	0.1	0.0	0.1	0.0	0.2

Reserve at December 31, 2012	$0.2	$6.7	$0.0	$5.9	$0.1	$12.9
Reversal of accrued charges	(0.1)	0.0	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	0.0	(0.1)	0.0	(0.2)
Currency translation	0.0	0.1	0.0	0.0	0.0	0.1

Reserve at March 31, 2013	$0.1	$6.7	$0.0	$5.5	$0.1	$12.4

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$56.7	$56.7	$66.7	$66.7
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$331.3	$296.2	$331.1	$296.1

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2013 and 2012 is summarized in the table below:

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
Net income	$11.5	$15.9
Other comprehensive income (loss):
Change in currency translation adjustment	(2.8)	5.5
Change in unrecognized pension net loss, net of tax expense of $0.6 and $0.9	1.0	1.3
Change in unrecognized prior service cost, net of tax expense of $0.1 and $0.0	0.1	0.0
Change in unrecognized transition asset, net of tax benefit of $0.0 and $0.1	0.0	(0.1)

Total comprehensive income	9.8	22.6
Less: comprehensive income attributable to noncontrolling interests	0.5	0.3

Comprehensive income attributable to Koppers	$9.3	$22.3

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss, unrecognized prior service cost and unrecognized transition asset. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 12 – Pensions and Postretirement Benefit Plans.

The following tables present the change in equity for the three months ended March 31, 2013 and 2012, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	11.0	0.5	11.5
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	1.6	0.0	1.6
Other comprehensive loss	(1.7)	0.0	(1.7)
Dividends	(5.4)	0.0	(5.4)
Repurchases of common stock	(1.6)	0.0	(1.6)

Balance at March 31, 2013	$154.7	$18.0	$172.7

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$94.8	$12.4	$107.2
Net income	15.6	0.3	15.9
Issuance of common stock	0.6	0.0	0.6
Employee stock plans	1.6	0.0	1.6
Other comprehensive income	6.7	0.0	6.7
Dividends	(5.1)	0.0	(5.1)
Repurchases of common stock	(1.7)	0.0	(1.7)

Balance at March 31, 2012	$112.5	$12.7	$125.2

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$11.0	$15.6
Less: Income from discontinued operations	0.1	0.1

Income from continuing operations attributable to Koppers	$10.9	$15.5

Weighted average common shares outstanding:
Basic	20,667	20,669
Effect of dilutive securities	258	234

Diluted	20,925	20,903

Earnings per common share – continuing operations:
Basic earnings per common share	$0.53	$0.74
Diluted earnings per common share	0.53	0.74

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	181	181

7. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. Performance stock units granted in 2011 have a two-year performance objective. Performance stock units granted after 2011 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The performance stock units originally awarded in 2010 vested at 128.2 percent of target in February 2013. The performance stock units originally awarded in 2011 achieved a performance outcome of 150 percent of target and will vest in February 2014, assuming continued service by the participants.

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

The following table shows a summary of the performance stock units as of March 31, 2013:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	100,031	150,047
2013 – 2015	0	97,318	145,977

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2013:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2012	136,098	268,677	404,775	$36.11
Granted	47,898	97,318	145,216	$42.76
Credited from dividends	3,141	7,064	10,205	$35.08
Performance stock unit adjustment	0	43,921	43,921	$40.09
Vested	(30,963)	(85,798)	(116,761)	$28.51
Forfeited	(13)	(14)	(27)	$39.37
Non-vested at March 31, 2013	156,161	331,168	487,329	$40.25

Stock options to most executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited for most participants. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result for most participants. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2013 Grant	February 2012 Grant	February 2011 Grant	August 2010 Grant
Grant date price per share of option award	$42.76	$38.21	$40.26	$20.00
Expected dividend yield per share	2.75%	2.75%	2.50%	2.50%
Expected life in years	6.5	6.5	6.5	6.5
Expected volatility	53.77%	55.06%	60.00%	62.00%
Risk-free interest rate	1.29%	1.34%	3.02%	3.05%
Grant date fair value per share of option awards	$17.28	$15.82	$19.28	$9.82

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	331,799	$34.07
Granted	94,532	$42.76
Exercised	(5,251)	$39.04
Outstanding at March 31, 2013	421,080	$35.96	7.61	$3.4
Exercisable at March 31, 2013	111,598	$29.86	4.80	$1.6

Total stock-based compensation expense recognized for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.4	$1.5
Less related income tax benefit	0.6	0.6

	$0.8	$0.9

As of March 31, 2013, total future compensation expense related to non-vested stock-based compensation arrangements totaled $13.6 million and the weighted-average period over which this cost is expected to be recognized is approximately 26 months.

8. Segment Information

The Company has two reportable segments: Carbon Materials and Chemicals and Railroad and Utility Products and Services. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

The Company’s Carbon Materials and Chemicals segment is primarily a manufacturer of carbon pitch, naphthalene, phthalic anhydride, creosote and carbon black feedstock. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black.

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$230.5	$249.5
Railroad and Utility Products and Services	139.9	131.4

Total	$370.4	$380.9

Intersegment revenues:
Carbon Materials and Chemicals	$21.9	$30.0

Depreciation and amortization expense:
Carbon Materials and Chemicals	$4.4	$4.1
Railroad and Utility Products and Services	2.9	2.7

Total	$7.3	$6.8

Operating profit:
Carbon Materials and Chemicals	$13.1	$20.5
Railroad and Utility Products and Services	12.3	9.1
Corporate	(0.5)	(0.4)

Total	$24.9	$29.2

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2013	December 31, 2012
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$507.4	$516.3
Railroad and Utility Products and Services	212.0	205.0
All other	54.8	58.7

Total	$774.2	$780.0

Goodwill:
Carbon Materials and Chemicals	$70.0	$70.2
Railroad and Utility Products and Services	5.4	5.4

Total	$75.4	$75.6

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 38.5 percent and 32.8 percent for each of the three months ended March 31, 2013 and 2012, respectively, before discrete items. Discrete items included in income taxes for the three months ended March 31, 2012 consisted of a net tax benefit of $0.3 million due primarily to amended tax returns and deferred tax adjustments.

The effective tax rate for the three months ended on March 31, 2013 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+2.4 percent), state taxes (+1.7 percent), uncertain tax expenses (+0.7 percent), and nondeductible expenses (+0.6 percent) partially offset by the domestic manufacturing deduction (-1.9 percent). With respect to the three months ended on March 31, 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-3.5 percent) and the domestic manufacturing deduction (-1.5 percent) partially offset by nondeductible expenses (+0.6 percent), state taxes (+1.4 percent) and uncertain tax positions (+0.8 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2013 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

As of March 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.7 million and $5.5 million, respectively. Unrecognized tax benefits totaled $7.8 million and $7.7 million as of March 31, 2013 and December 31, 2012, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2013 and December 31, 2012 the Company had accrued approximately $1.4 million and $1.3 million for interest and penalties, respectively.

10. Inventories

Net inventories as of March 31, 2013 and December 31, 2012 are summarized in the table below:

	March 31, 2013	December 31, 2012
(Dollars in millions)
Raw materials	$120.5	$118.2
Work in process	16.8	20.0
Finished goods	109.0	109.7

	246.3	247.9
Less revaluation to LIFO	53.0	52.1

Net	$193.3	$195.8

11. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2013 and December 31, 2012 are summarized in the table below:

	March 31, 2013	December 31, 2012
(Dollars in millions)
Land	$7.0	$7.0
Buildings	36.1	36.4
Machinery and equipment	617.8	616.6

	660.9	660.0
Less accumulated depreciation	500.5	498.9

Net	$160.4	$161.1

In February 2012, approximately 400 tons of carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered. Costs directly associated with the leak were $1.7 million for the three months ended March 31, 2012 and include inventory losses, emergency response expenses, incremental logistics costs, and material clean-up and removal expenses.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
Service cost	$0.9	$0.9
Interest cost	2.7	2.8
Expected return on plan assets	(3.2)	(2.7)
Amortization of net loss	1.9	2.0
Amortization of transition asset	0.0	(0.1)

Net periodic benefit cost for defined benefit plans	$2.3	$2.9

Defined contribution plan expense	$1.5	$1.5
Other postretirement benefit plan expense	0.1	0.2
Multi-employer pension plan expense	0.1	0.2

13. Debt

Debt at March 31, 2013 and December 31, 2012 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2013	December 31, 2012
(Dollars in millions)
Revolving Credit Facility	0.00%	2018	$0.0	$0.0
Senior Notes	7 7/8%	2019	296.2	296.1

Total debt			296.2	296.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$296.2	$296.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. In March 2013, the Company extended the revolving credit agreement term to March 27, 2018. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, and are charged to interest expense.

As of March 31, 2013, the Company had $290.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$21.5	$21.3
Accretion expense	0.3	1.1
Revision in estimated cash flows, net	(0.3)	1.8
Expenses incurred	(0.8)	(3.0)
Currency translation	0.0	0.3

Balance at end of period	$20.7	$21.5

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$3.9	$4.8
Revenue earned	(0.2)	(0.9)

Balance at end of period	$3.7	$3.9

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 138 plaintiffs in 76 cases pending as of March 31, 2013 as compared to 136 plaintiffs in 75 cases pending as of December 31, 2012. As of March 31, 2013, there are a total of 71 cases pending in state court in Pennsylvania, four in Arkansas, and one case pending in state court in Tennessee.

The plaintiffs in all 76 pending cases seek to recover compensatory damages, while plaintiffs in 68 cases also seek to recover punitive damages. The plaintiffs in the 71 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. Plaintiffs recently amended their complaint for a second time. The amended complaint defines the putative class as consisting of all persons who are present record owners of residential real properties located in an area within a two-mile radius of the former Gainesville wood treating plant. The amended complaint further alleges that chemicals and contaminants from the Gainesville plant have contaminated real properties within the two mile geographical area, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The amended complaint seeks damages for diminution in property values, the establishment of a medical monitoring fund and punitive damages.

The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on Koppers Holdings Inc.’s motion to dismiss. The Court has not yet scheduled a class certification hearing or trial. In April 2013, plaintiffs filed a motion to dismiss their claims against 24 trucking company defendants without prejudice.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.4 million at March 31, 2013, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $5.0 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $3.2 million as of March 31, 2013.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $6.7 million as of March 31, 2013.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. The Company has reserved $1.3 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.3 million and $8.5 million are classified as current liabilities at March 31, 2013 and 2012, respectively:

	Period ended
	March 31, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$14.1	$17.7
Expense	0.1	1.0
Reversal of reserves	0.0	(0.4)
Cash expenditures	(0.3)	(4.6)
Currency translation	0.1	0.4

Balance at end of year	$14.0	$14.1

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., the domestic guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2013 and 2012 and for the three months ended March 31, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$204.4	$22.2	$161.9	$(18.1)	$370.4
Cost of sales including depreciation and amortization	0.0	183.0	17.4	145.4	(18.0)	327.8
Selling, general and administrative	0.5	9.7	0.4	7.1	0.0	17.7

Operating profit (loss)	(0.5)	11.7	4.4	9.4	(0.1)	24.9
Other income (expense)	11.4	0.1	4.2	0.4	(15.6)	0.5
Interest expense (income)	0.1	6.8	0.0	1.1	(1.1)	6.9
Income taxes	(0.2)	4.7	0.1	2.5	0.0	7.1

Income from continuing operations	11.0	0.3	8.5	6.2	(14.6)	11.4
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$11.0	$0.3	$8.5	$5.8	$(14.6)	$11.0

Comprehensive income attributable to Koppers	$9.3	$1.4	$9.2	$2.2	$(12.8)	$9.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$211.8	$22.4	$163.2	$(16.5)	$380.9
Cost of sales including depreciation and amortization	0.0	189.4	17.7	143.0	(16.4)	333.7
Selling, general and administrative	0.4	10.5	0.4	6.7	0.0	18.0

Operating profit (loss)	(0.4)	11.9	4.3	13.5	(0.1)	29.2
Other income (expense)	15.9	0.0	1.7	0.4	(17.3)	0.7
Interest expense (income)	0.1	6.8	0.0	1.5	(1.5)	6.9
Income taxes	(0.2)	5.1	0.1	2.2	0.0	7.2

Income from continuing operations	15.6	0.0	5.9	10.2	(15.9)	15.8
Discontinued operations	0.0	(0.1)	0.0	0.2	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$15.6	$(0.1)	$5.9	$10.1	$(15.9)	$15.6

Comprehensive income attributable to Koppers	$22.3	$1.1	$7.7	$13.8	$(22.6)	$22.3

Condensed Consolidating Balance Sheet

March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$2.7	$0.1	$53.9	$0.0	$56.7
Accounts receivable, net	7.0	99.9	334.6	93.3	(360.5)	174.3
Inventories, net	0.0	108.4	0.0	85.3	(0.4)	193.3
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.0	14.9
Other current assets	0.0	6.9	2.7	27.9	0.0	37.5

Total current assets	7.0	234.3	335.9	260.4	(360.9)	476.7
Equity investments	152.8	77.1	27.3	4.1	(255.2)	6.1
Property, plant and equipment, net	0.0	104.6	0.0	55.8	0.0	160.4
Goodwill	0.0	39.8	0.0	35.6	0.0	75.4
Deferred tax assets	0.0	32.2	(12.4)	6.0	0.0	25.8
Other noncurrent assets	0.0	16.9	127.5	51.6	(166.2)	29.8

Total assets	$159.8	$504.9	$478.3	$413.5	$(782.3)	$774.2

LIABILITIES AND EQUITY
Accounts payable	$0.1	$390.6	$18.2	$51.7	$(360.6)	$100.0
Accrued liabilities	5.0	18.9	12.3	40.5	0.0	76.7

Total current liabilities	5.1	409.5	30.5	92.2	(360.6)	176.7
Long-term debt	0.0	397.3	0.0	65.2	(166.3)	296.2
Other long-term liabilities	0.0	95.6	2.4	30.5	0.1	128.6

Total liabilities	5.1	902.4	32.9	187.9	(526.8)	601.5
Koppers shareholders’ equity	154.7	(397.5)	445.4	207.6	(255.5)	154.7
Noncontrolling interests	0.0	0.0	0.0	18.0	0.0	18.0

Total liabilities and equity	$159.8	$504.9	$478.3	$413.5	$(782.3)	$774.2

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	86.8	(345.8)	162.7
Inventories, net	0.0	102.2	0.0	93.9	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	30.1	0.0	40.9

Total current assets	6.9	221.3	326.2	272.9	(346.1)	481.2
Equity investments	148.7	77.1	27.3	3.8	(251.1)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	55.4	0.0	161.1
Goodwill	0.0	39.8	0.0	35.8	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	6.1	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	52.5	(165.9)	29.1

Total assets	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$60.6	$(345.9)	$103.5
Accrued liabilities	4.9	15.9	12.2	44.7	0.0	77.7

Total current liabilities	5.0	387.6	29.2	105.3	(345.9)	181.2
Long-term debt	0.0	397.6	0.0	64.4	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	31.0	0.0	134.6

Total liabilities	5.0	886.4	31.6	200.7	(511.8)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	208.3	(251.3)	150.6
Noncontrolling interests	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.4	$7.5	$0.1	$(3.2)	$(5.1)	$5.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.5)	0.0	(2.9)	0.0	(6.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.1	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(3.4)	0.0	(2.8)	0.0	(6.2)
Cash provided by (used in) financing activities:
Deferred financing costs	0.0	(1.1)	0.0	0.0	0.0	(1.1)
Dividends paid	(5.0)	(5.1)	0.0	0.0	5.1	(5.0)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(6.4)	(6.2)	0.0	0.0	5.1	(7.5)
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	0.0	(2.0)

Net increase (decrease) in cash and cash equivalents	0.0	(2.1)	0.1	(8.0)	0.0	(10.0)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$2.7	$0.1	$53.9	$0.0	$56.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.6	$(9.4)	$0.0	$(12.0)	$0.0	$(15.8)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.7)	0.0	(0.7)	0.0	(3.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.2	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(2.7)	0.0	(0.5)	0.0	(3.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.1	0.0	0.0	0.0	12.1
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	(1.1)

Net cash provided by (used in) financing activities	(5.6)	12.1	0.0	0.0	0.0	6.5
Effect of exchange rates on cash	0.0	0.0	0.0	1.0	0.0	1.0

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(11.5)	0.0	(11.5)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$42.6	$0.0	$42.6

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2013 and 2012 and for the three months ended March 31, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$204.4	$22.2	$121.5	$40.7	$(18.4)	$370.4
Cost of sales including depreciation and amortization	0.0	183.0	17.4	107.7	38.0	(18.3)	327.8
Selling, general and administrative	0.5	9.7	0.4	6.0	1.1	0.0	17.7

Operating profit (loss)	(0.5)	11.7	4.4	7.8	1.6	(0.1)	24.9
Other income (expense)	11.4	0.1	4.2	0.0	0.4	(15.6)	0.5
Interest expense (income)	0.1	6.8	0.0	0.8	0.3	(1.1)	6.9
Income taxes	(0.2)	4.7	0.1	2.0	0.5	0.0	7.1

Income from continuing operations	11.0	0.3	8.5	5.0	1.2	(14.6)	11.4
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$11.0	$0.3	$8.5	$5.1	$0.7	$(14.6)	$11.0

Comprehensive income attributable to Koppers	$9.3	$1.4	$9.2	$1.3	$0.8	$(12.7)	$9.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$211.8	$22.4	$124.4	$38.8	$(16.5)	$380.9
Cost of sales including depreciation and amortization	0.0	189.4	17.7	106.5	36.5	(16.4)	333.7
Selling, general and administrative	0.4	10.5	0.4	5.8	0.9	0.0	18.0

Operating profit (loss)	(0.4)	11.9	4.3	12.1	1.4	(0.1)	29.2
Other income (expense)	15.9	0.0	1.7	0.1	0.3	(17.3)	0.7
Interest expense (income)	0.1	6.8	0.0	1.1	0.4	(1.5)	6.9
Income taxes	(0.2)	5.1	0.1	2.0	0.2	0.0	7.2

Income from continuing operations	15.6	0.0	5.9	9.1	1.1	(15.9)	15.8
Discontinued operations	0.0	(0.1)	0.0	0.2	0.0	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$15.6	$(0.1)	$5.9	$9.3	$0.8	$(15.9)	$15.6

Comprehensive income attributable to Koppers	$22.3	$1.1	$7.7	$13.5	$0.9	$(23.2)	$22.3

Condensed Consolidating Balance Sheet

March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$2.7	$0.1	$37.9	$16.0	$0.0	$56.7
Accounts receivable, net	7.0	99.9	334.6	67.2	26.5	(360.9)	174.3
Inventories, net	0.0	108.4	0.0	78.4	6.9	(0.4)	193.3
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.0	0.0	14.9
Other current assets	0.0	6.9	2.7	16.5	11.4	0.0	37.5

Total current assets	7.0	234.3	335.9	200.0	60.8	(361.3)	476.7
Equity investments	152.8	77.1	27.3	30.1	4.1	(285.3)	6.1
Property, plant and equipment, net	0.0	104.6	0.0	39.5	16.3	0.0	160.4
Goodwill	0.0	39.8	0.0	34.2	1.4	0.0	75.4
Deferred tax assets	0.0	32.2	(12.4)	7.5	(1.5)	0.0	25.8
Other noncurrent assets	0.0	16.9	127.5	11.8	39.9	(166.3)	29.8

Total assets	$159.8	$504.9	$478.3	$323.1	$121.0	$(812.9)	$774.2

LIABILITIES AND EQUITY
Accounts payable	$0.1	$390.6	$18.2	$34.0	$18.1	$(361.0)	$100.0
Accrued liabilities	5.0	18.9	12.3	32.9	7.6	0.0	76.7

Total current liabilities	5.1	409.5	30.5	66.9	25.7	(361.0)	176.7
Long-term debt	0.0	397.3	0.0	65.1	0.1	(166.3)	296.2
Other long-term liabilities	0.0	95.6	2.4	23.8	6.8	0.0	128.6

Total liabilities	5.1	902.4	32.9	155.8	32.6	(527.3)	601.5
Koppers shareholders’ equity	154.7	(397.5)	445.4	167.3	70.4	(285.6)	154.7
Noncontrolling interests	0.0	0.0	0.0	0.0	18.0	0.0	18.0

Total liabilities and equity	$159.8	$504.9	$478.3	$323.1	$121.0	$(812.9)	$774.2

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	65.9	21.2	(346.1)	162.7
Inventories, net	0.0	102.2	0.0	86.7	7.2	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	17.6	12.5	0.0	40.9

Total current assets	6.9	221.3	326.2	210.9	62.3	(346.4)	481.2
Equity investments	148.7	77.1	27.3	30.2	3.8	(281.3)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	40.7	14.7	0.0	161.1
Goodwill	0.0	39.8	0.0	34.4	1.4	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	7.6	(1.5)	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	12.1	40.3	(165.8)	29.1

Total assets	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$42.2	$18.6	$(346.1)	$103.5
Accrued liabilities	4.9	15.9	12.2	35.7	9.0	0.0	77.7

Total current liabilities	5.0	387.6	29.2	77.9	27.6	(346.1)	181.2
Long-term debt	0.0	397.6	0.0	64.4	0.0	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	24.5	6.5	0.0	134.6

Total liabilities	5.0	886.4	31.6	166.8	34.1	(512.0)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	169.1	69.4	(281.5)	150.6
Noncontrolling interests	0.0	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.4	$7.5	$0.1	$0.1	$(3.3)	$(5.1)	$5.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.5)	0.0	(1.0)	(1.9)	0.0	(6.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.1	0.0	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(3.4)	0.0	(0.9)	(1.9)	0.0	(6.2)
Cash provided by (used in) financing activities:
Deferred financing costs	0.0	(1.1)	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(5.0)	(5.1)	0.0	0.0	0.0	5.1	(5.0)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(6.4)	(6.2)	0.0	0.0	0.0	5.1	(7.5)
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	0.0	0.0	(2.0)

Net increase (decrease) in cash and cash equivalents	0.0	(2.1)	0.1	(2.8)	(5.2)	0.0	(10.0)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$2.7	$0.1	$37.9	$16.0	$0.0	$56.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.6	$(9.4)	$0.0	$(5.6)	$(6.4)	$0.0	$(15.8)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(2.7)	0.0	(0.7)	0.0	0.0	(3.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.2	0.0	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(2.7)	0.0	(0.5)	0.0	0.0	(3.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.1	0.0	0.0	0.0	0.0	12.1
Dividends paid	(4.5)	0.0	0.0	0.0	0.0	0.0	(4.5)
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	0.0	(1.1)

Net cash provided by (used in) financing activities	(5.6)	12.1	0.0	0.0	0.0	0.0	6.5
Effect of exchange rates on cash	0.0	0.0	0.0	1.0	0.0	0.0	1.0

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(5.1)	(6.4)	0.0	(11.5)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$40.0	$2.6	$0.0	$42.6

19. Related Party Transactions

In November 2011, the Company loaned $11.7 million to TKK, a 30-percent owned company in China. During 2012, TKK made repayments totaling $2.2 million; accordingly the amount of the loan is $9.5 million as of March 31, 2013. The loan is repayable in November 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, general economic and business conditions, demand for Koppers goods and services, competitive conditions, interest rate and foreign currency rate fluctuations, availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in other documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a leading integrated global provider of chemicals, carbon compounds and treated wood products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark and the Netherlands.

We operate two principal businesses: Carbon Materials and Chemicals (CMC) and Railroad and Utility Products and Services (RUPS).

Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood and the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in North America and Australia. We also provide rail joint bar products as well as various services to the railroad industry.

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

The primary product produced by CMC is carbon pitch, which is sold primarily to the aluminum industry to be used in the production of carbon anodes. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years.

In 2012 reductions in aluminum pricing resulted in additional closures and curtailments in Europe and Australia that have resulted in lower sales volumes of carbon pitch for us in those regions. While we expect to recover some of these lower volumes from operations in China, margins may be negatively affected as our increased presence in Asia has had a dilutive effect on margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations.

Our businesses and results of operations have been negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue through 2013.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, over the past few years, our coal tar costs have demonstrated a stronger correlation to the price of oil, which has resulted in higher raw material and finished product costs as the price of oil has increased.

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, our volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively affected by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber from the forests. Additionally, some of our Class I railroad customers, who make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

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

Results of Operations – Comparison of Three Months Ended March 31, 2013 and 2012

Consolidated Results

Net sales for the three months ended March 31, 2013 and 2012 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$230.5	$249.5	-8%
Railroad and Utility Products and Services	139.9	131.4	+6%
	$370.4	$380.9	-3%

CMC net sales decreased by $19.0 million or eight percent over the prior year period. Lower sales volumes for all products other than distillates accounted for the sales decline. The lower sales volumes for pitch in Europe and Australia reflect smelter closures that occurred in 2012. The Company’s strategy to increase prices in line with raw material costs resulted in lower carbon pitch sales volumes in North America which the company is in the process of redirecting towards other customers and end markets. Carbon pitch sales volumes declined in China due to a recent change in company strategy to shift some production capacity away from carbon pitch to a less refined carbon black feedstock to be sold in a currently a higher value carbon black export market.

Higher distillate sales volumes and prices increased sales by two percent over the first quarter of 2012 due mainly to higher sales volumes and prices for carbon black feedstock sold from China, which is in line with the aforementioned change in market strategy for carbon pitch. The higher sales in China more than offset reduced sales volumes for creosote in North America and reduced sales prices for carbon black feedstock in Europe.

Sales of coal tar chemicals declined by one percent of sales as increases in phthalic anhydride sales prices in the U.S. of one percent were more than offset by lower sales volumes for phthalic anhydride of one percent of sales combined with lower sales volumes for naphthalene in Europe of one percent of sales. Lower sales volumes for phthalic anhydride were due to a customer plant closure, increased low cost imports and customer delays related to pricing.

RUPS net sales increased by $8.5 million or six percent over the prior year period. The sales increase was due primarily to incremental sales from a utility pole acquisition in Australia in November 2012.

Cost of sales as a percentage of net sales was 87 percent for the quarter ended March 31, 2013 compared to 86 percent for the quarter ended March 31, 2012 due mainly to lower sales volumes and less fixed cost absorption for CMC as a result of lower production levels compared to the prior year quarter partially offset by the addition of higher margin sales from the November 2012 acquisition of a utility pole business in Australia.

Depreciation and amortization for the quarter ended March 31, 2013 was $0.5 million higher when compared to the prior year period due to additional depreciation from capital projects completed in the first quarter of 2013 and intangible asset amortization from the November 2012 acquisition of an Australian utility pole business.

Selling, general and administrative expenses for the quarter ended March 31, 2013 were $0.3 million lower when compared to the prior year period due mainly to lower compensation expense.

Other income for the quarter ended March 31, 2013 was $0.2 million lower when compared to the prior year due mainly to lower earnings from equity affiliates.

Interest expense for the quarter ended March 31, 2013 was unchanged as compared to the prior period.

Income taxes for the quarter ended March 31, 2013 were $0.1 million lower when compared to the prior year period despite a reduction in pre-tax income of $4.5 million as substantially lower profits from European operations in the first quarter of 2013 resulted in an increase in the effective tax rate to 38.4 percent compared to 31.3 percent in the prior year quarter.

Segment Results

Segment operating profit for the three months ended March 31, 2013 and 2012 is summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$13.1	$20.5	-36%
Railroad and Utility Products and Services	12.3	9.1	+35%
Corporate	(0.5)	(0.4)	-25%
	$24.9	$29.2	-15%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	5.7%	8.2%	-2.5%
Railroad and Utility Products and Services	8.8%	6.9%	+1.9%
	6.7%	7.7%	-1.0%

CMC operating profit decreased by $7.4 million or 36 percent over the prior year period. Operating profit as a percentage of net sales for CMC decreased to 5.7 percent from 8.2 percent in the prior year quarter. Operating profit for the three months ended March 31, 2013 was negatively affected by lower sales volumes globally and lower overall pricing in Europe combined with lower fixed cost absorption due to lower production levels which more than offset the benefit of avoiding $1.7 million of charges related to a pitch tank leak that occurred in the prior year quarter.

RUPS operating profit increased by $3.2 million or 35 percent over the prior year period. Operating profit as a percentage of net sales for RUPS increased to 8.8 percent from 6.9 percent in the prior year quarter. Operating profit for the three months ended March 31, 2013 was positively affected by the profits from the November 2012 acquisition of an Australian utility pole business, higher sales volumes for railroad crossties, and a favorable product mix.

Cash Flow

Net cash provided by operating activities was $5.7 million for the quarter ended March 31, 2013 as compared to net cash used by operating activities of $15.8 million for the quarter ended March 31, 2012. The net increase of $21.5 million in cash from operations is due primarily to lower working capital increases compared to the prior year period, which more than offset lower net income in the first quarter of 2013. The lower working capital increases related mainly to a smaller increase in accounts receivable as a result of reduced sales, combined with a small reduction in inventory levels primarily as a result of lower sales and production for CMC compared to the prior year period.

Net cash used in investing activities was $6.2 million for the quarter ended March 31, 2013 as compared to net cash used in investing activities of $3.2 million for the quarter ended March 31, 2012. The increase in net cash used by investing activities of $3.0 million is due to a higher level of capital expenditures in the first quarter of 2013 compared to the prior year period.

Net cash used in financing activities was $7.5 million for the quarter ended March 31, 2013 as compared to net cash provided by financing activities of $6.5 million for the quarter ended March 31, 2012. The difference is due mainly to net borrowings of $12.1 million in the first quarter of 2012 compared to no net borrowings in the first quarter of 2013.

Dividends paid were $5.0 million in the quarter ended March 31, 2013 as compared to dividends paid of $4.5 million for the quarter ended March 31, 2012. Dividends paid in the first quarter of 2013 reflect an increase in the quarterly dividend to 24 cents per common share compared to 22 cents per common share in the prior year quarter.

On May 2 2013, our board of directors declared a quarterly dividend of 25 cents per common share, payable on July 8, 2013 to shareholders of record as of May 13, 2013.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2013 the basket totaled $207.2 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2013, we had $290.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2013 (dollars in millions):

Cash and cash equivalents(1)	$56.7
Amount available under revolving credit facility	290.9
Amount available under other credit facilities	5.3

Total estimated liquidity	$352.9

(1)	Cash includes approximately $54 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $365.7 million at December 31, 2012.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2013, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $38 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar facility in China. Construction has commenced and is expected to be completed by mid-2014. The Company’s expected future capital commitment for the majority-owned facility is approximately $50 million and will be financed by available cash and incremental financing. A significant portion of the capital requirements will be provided over the next 15 months. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2013 was 2.3.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.0. The leverage ratio at March 31, 2013 was 1.81.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At March 31, 2013, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Environmental and Other Matters

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 16 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended March 31, 2013 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $68.6 million. The repurchase program has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.79	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Citizens N.A., as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Citizens N.A., as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of March 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 3, 2013	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)