Form 10-Q
period 2013-06-30
Koppers Holdings Inc.
filed 2013-08-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2013 amounted to 20,731,898 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$370.9	$411.3	$741.3	$792.2
Cost of sales (excluding items below)	318.9	344.9	639.4	671.8
Depreciation and amortization	7.3	7.6	14.6	14.4
Selling, general and administrative expenses	16.2	18.1	33.9	36.1

Operating profit	28.5	40.7	53.4	69.9
Other income	1.0	0.4	1.5	1.1
Interest expense	6.6	7.0	13.5	13.9

Income before income taxes	22.9	34.1	41.4	57.1
Income taxes	8.1	13.0	15.2	20.2

Income from continuing operations	14.8	21.1	26.2	36.9
Loss from discontinued operations, net of tax benefit of $0.2, $0.3, $0.1 and $0.1	(0.1)	(0.2)	0.0	(0.1)

Net income	14.7	20.9	26.2	36.8
Net income attributable to noncontrolling interests	0.3	0.5	0.8	0.8

Net income attributable to Koppers	$14.4	$20.4	$25.4	$36.0

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.70	$1.00	$1.23	$1.74
Discontinued operations	(0.01)	(0.01)	0.00	0.00

Earnings per basic common share	$0.69	$0.99	$1.23	$1.74

Diluted –
Continuing operations	$0.70	$0.99	$1.21	$1.72
Discontinued operations	(0.01)	(0.01)	0.00	0.00

Earnings per diluted common share	$0.69	$0.98	$1.21	$1.72

Comprehensive income	$5.9	$13.0	$15.7	$35.5
Comprehensive income attributable to noncontrolling interests	0.2	0.5	0.7	0.7

Comprehensive income attributable to Koppers	$5.7	$12.5	$15.0	$34.8

Weighted average shares outstanding (in thousands):
Basic	20,727	20,764	20,697	20,717
Diluted	20,945	20,959	20,935	20,943
Dividends declared per common share	$0.25	$0.24	$0.50	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$63.2	$66.7
Restricted cash	1.5	0.0
Accounts receivable, net of allowance of $3.5 and $3.7	166.6	162.7
Inventories, net	184.3	195.8
Deferred tax assets	14.9	15.1
Loan to related party	9.5	9.5
Other current assets	31.5	31.4

Total current assets	471.5	481.2
Equity in non-consolidated investments	6.2	5.8
Property, plant and equipment, net	161.2	161.1
Goodwill	72.8	75.6
Deferred tax assets	22.8	27.2
Other assets	28.0	29.1

Total assets	$762.5	$780.0

Liabilities
Accounts payable	$101.4	$103.5
Accrued liabilities	56.4	72.1
Dividends payable	5.8	5.6

Total current liabilities	163.6	181.2
Long-term debt	301.4	296.1
Accrued postretirement benefits	77.2	89.9
Other long-term liabilities	43.2	44.7

Total liabilities	585.4	611.9
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,722,492 and 21,585,129 shares issued	0.2	0.2
Additional paid-in capital	156.7	153.3
Retained earnings	66.8	52.0
Accumulated other comprehensive loss	(32.5)	(22.0)
Treasury stock, at cost, 990,594 and 951,026 shares	(34.6)	(32.9)

Total Koppers shareholders’ equity	156.6	150.6
Noncontrolling interests	20.5	17.5

Total equity	177.1	168.1

Total liabilities and equity	$762.5	$780.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$26.2	$36.8
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	14.6	14.4
Deferred income taxes	1.8	4.4
Equity income, net of dividends received	(0.4)	(0.8)
Gain on sale of assets	(0.8)	0.0
Change in other liabilities	(8.6)	(4.8)
Non-cash interest expense	0.8	0.8
Stock-based compensation	2.8	3.2
Other	0.4	(1.0)
(Increase) decrease in working capital:
Accounts receivable	(6.1)	(34.7)
Inventories	5.7	(31.0)
Accounts payable	(0.2)	12.5
Accrued liabilities and other working capital	(16.2)	3.6

Net cash provided by operating activities	20.0	3.4
Cash provided by (used in) investing activities:
Capital expenditures	(15.7)	(9.3)
Net cash proceeds from divestitures and asset sales	0.9	0.4

Net cash used in investing activities	(14.8)	(8.9)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	86.3	169.0
Repayments of revolving credit	(81.2)	(157.0)
Issuances of Common Stock	0.2	0.6
Repurchases of Common Stock	(1.6)	(1.7)
Proceeds from issuance of noncontrolling interest	2.3	0.0
Payment of deferred financing costs	(1.2)	0.0
Dividends paid	(10.2)	(9.5)

Net cash (used in) provided by financing activities	(5.4)	1.4
Effect of exchange rate changes on cash	(3.3)	0.3

Net decrease in cash and cash equivalents	(3.5)	(3.8)
Cash and cash equivalents at beginning of year	66.7	54.1

Cash and cash equivalents at end of period	$63.2	$50.3

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

2. Dividends

On August 7, 2013, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on October 7, 2013 to shareholders of record as of August 19, 2013.

3. Discontinued operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company estimates that total future closure costs related to this facility will be approximately $0.5 million. The closure is expected to be completed by 2014. The facility is part of the Carbon Materials and Chemicals segment.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2011	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversal of accrued charges	0.0	0.0	0.0	0.0	(0.6)	(0.6)
Cash expenditures	(1.7)	(0.1)	0.0	(0.4)	(0.5)	(2.7)
Currency translation	0.0	0.1	0.0	0.1	0.0	0.2

Reserve at December 31, 2012	$0.2	$6.7	$0.0	$5.9	$0.1	$12.9
Reversal of accrued charges	0.0	0.0	0.0	(0.3)	0.0	(0.3)
Cash expenditures	(0.1)	(0.1)	0.0	(0.9)	0.0	(1.1)
Currency translation	0.0	(0.7)	0.0	(0.6)	0.0	(1.3)

Reserve at June 30, 2013	$0.1	$5.9	$0.0	$4.1	$0.1	$10.2

Net sales and operating profit from discontinued operations for the three months and six months ended June 30, 2013 and 2012 consist of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$0.0	$0.2	$0.0	$5.4
Operating loss	(0.3)	(0.5)	(0.1)	(0.2)

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$63.2	$63.2	$66.7	$66.7
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$326.9	$301.4	$331.1	$296.1

(a)	Excludes equity method investments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2013 and 2012 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions)
Net income	$14.7	$20.9	$26.2	$36.8
Other comprehensive income (loss):
Change in currency translation adjustment	(10.1)	(9.2)	(12.9)	(3.7)
Change in unrecognized pension transition asset, net of tax benefit of $0.0, $0.0, $0.0 and $0.1	0.0	0.0	0.0	(0.1)
Change in unrecognized prior service cost, net of tax expense of $0.0, $0.0, $0.1 and $0.0	0.0	0.0	0.1	0.0
Change in unrecognized pension net loss, net of tax expense of $0.9, $0.9, $1.5 and $1.7	1.3	1.3	2.3	2.5

Total comprehensive income	5.9	13.0	15.7	35.5
Less: comprehensive income attributable to noncontrolling interests	0.2	0.5	0.7	0.7

Comprehensive income attributable to Koppers	$5.7	$12.5	$15.0	$34.8

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

The following tables present the change in equity for the six months ended June 30, 2013 and 2012, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	25.4	0.8	26.2
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	3.0	0.0	3.0
Other comprehensive loss	(10.4)	(0.1)	(10.5)
Dividends	(10.6)	0.0	(10.6)
Investment in noncontrolling interests	0.0	2.3	2.3
Repurchases of common stock	(1.6)	0.0	(1.6)

Balance at June 30, 2013	$156.6	$20.5	$177.1

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$94.8	$12.4	$107.2
Net income	36.0	0.8	36.8
Issuance of common stock	0.6	0.0	0.6
Employee stock plans	3.3	0.0	3.3
Other comprehensive loss	(1.2)	(0.1)	(1.3)
Dividends	(10.1)	0.0	(10.1)
Repurchases of common stock	(1.7)	0.0	(1.7)

Balance at June 30, 2012	$121.7	$13.1	$134.8

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$14.4	$20.4	$25.4	$36.0
Less: loss from discontinued operations	(0.1)	(0.2)	0.0	(0.1)

Income from continuing operations attributable to Koppers	$14.5	$20.6	$25.4	$36.1

Weighted average common shares outstanding:
Basic	20,727	20,764	20,697	20,717
Effect of dilutive securities	218	195	238	226

Diluted	20,945	20,959	20,935	20,943

Earnings per common share – continuing operations:
Basic earnings per common share	$0.70	$1.00	$1.23	$1.74
Diluted earnings per common share	0.70	0.99	1.21	1.72

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	254	212	227	185

7. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units (collectively, the “stock units”) to certain employee participants each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. Performance stock units granted in 2011 have a two-year performance objective. Performance stock units granted after 2011 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of June 30, 2013:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	98,453	147,680
2013 – 2015	0	95,858	143,787

The following table shows a summary of the status and activity of non-vested stock awards for the six months ended June 30, 2013:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2012	136,098	268,677	404,775	$36.11
Granted	62,276	97,318	159,594	$42.64
Credited from dividends	3,526	7,064	10,590	$35.17
Performance stock unit adjustment	0	43,921	43,921	$40.09
Vested	(46,314)	(85,798)	(132,112)	$29.81
Forfeited	(2,059)	(3,084)	(5,143)	$40.34

Non-vested at June 30, 2013	153,527	328,098	481,625	$40.29

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	331,799	$34.07
Granted	94,532	$42.76
Exercised	(5,251)	$39.04
Outstanding at June 30, 2013	421,080	$35.96	7.36	$1.6
Exercisable at June 30, 2013	111,598	$29.86	4.55	$1.0

Total stock-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.4	$1.7	$2.8	$3.2
Less related income tax benefit	0.5	0.7	1.1	1.3

	$0.9	$1.0	$1.7	$1.9

As of June 30, 2013, total future compensation expense related to non-vested stock-based compensation arrangements totaled $9.9 million and the weighted-average period over which this cost is expected to be recognized is approximately 22 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$220.3	$266.7	$450.8	$516.2
Railroad & Utility Products	150.6	144.6	290.5	276.0

Total	$370.9	$411.3	$741.3	$792.2

Intersegment revenues:
Carbon Materials & Chemicals	$25.7	$26.8	$47.6	$56.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.5	$4.3	$9.0	$8.4
Railroad & Utility Products	2.8	3.3	5.6	6.0

Total	$7.3	$7.6	$14.6	$14.4

Operating profit:
Carbon Materials & Chemicals	$12.5	$26.2	$25.6	$46.7
Railroad & Utility Products	16.5	15.0	28.8	24.1
Corporate	(0.5)	(0.5)	(1.0)	(0.9)

Total	$28.5	$40.7	$53.4	$69.9

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2013	December 31, 2012
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$512.8	$516.3
Railroad and Utility Products and Services	199.8	205.0
All other	49.9	58.7

Total	$762.5	$780.0

Goodwill:
Carbon Materials and Chemicals	$68.0	$70.2
Railroad and Utility Products and Services	4.8	5.4

Total	$72.8	$75.6

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income before discrete items was 41.5 percent and 35.5 percent for the three months ended June 30, 2013 and 2012, respectively. Discrete items included in income taxes for the three months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company is no longer subject to potential income tax examinations for certain years. Discrete items included in income taxes for the three months ended June 30, 2012 consisted of net tax expense of $0.8 million due primarily to a tax reserve associated with our 2011 European restructuring project.

The effective tax rate for the second quarter of 2013 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+4.8 percent), state taxes (+1.9 percent), uncertain tax positions (+0.7 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.4 percent). With respect to the second quarter of 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+1.7 percent), nondeductible expenses (+0.7 percent) and uncertain tax positions (+0.8 percent) partially offset by the taxes on foreign earnings (-1.1 percent) and the domestic manufacturing deduction (-1.6 percent).

Income taxes as a percentage of pretax income before discrete items was 40.2 percent and 34.4 percent for the six months ended June 30, 2013 and 2012, respectively. Discrete items included in income taxes for the six months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company is no longer subject to potential income tax examinations for certain years. Discrete items included in income taxes for the six months ended June 30, 2012 consisted of net tax expense of $0.5 million due primarily to a tax reserve associated with our 2011 European restructuring project partially offset by amended tax returns and deferred tax adjustments.

The effective tax rate for the first six months of 2013 differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+3.7 percent), state taxes (+1.8 percent), uncertain tax positions (+0.7 percent) and nondeductible expenses (+0.6 percent) partially offset by the domestic manufacturing deduction (-1.6 percent). With respect to the first six months of 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.6 percent), nondeductible expenses (+0.7 percent) and uncertain tax positions (+0.8 percent) partially offset by taxes on foreign earnings (-2.1 percent) and the domestic manufacturing deduction (-1.6 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2013 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

As of June 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.9 million and $5.5 million, respectively. Unrecognized tax benefits totaled $7.3 million and $7.7 million as of June 30, 2013 and December 31, 2012, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2013 and December 31, 2012 the Company had accrued approximately $1.3 million for interest and penalties.

10. Inventories

Net inventories as of June 30, 2013 and December 31, 2012 are summarized in the table below:

	June 30, 2013	December 31, 2012
(Dollars in millions)
Raw materials	$112.3	$118.2
Work in process	16.8	20.0
Finished goods	109.2	109.7

	238.3	247.9
Less revaluation to LIFO	54.0	52.1

Net	$184.3	$195.8

11. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2013 and December 31, 2012 are summarized in the table below:

	June 30, 2013	December 31, 2012
(Dollars in millions)
Land	$6.8	$7.0
Buildings	35.1	36.4
Machinery and equipment	622.4	616.6

	664.3	660.0
Less accumulated depreciation	503.1	498.9

Net	$161.2	$161.1

In February 2012, approximately 400 tons of carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered.

Insurance recoveries associated with the leak was a net $0.9 million for the three and six months ended June 30, 2013. Costs directly associated with the leak were $0.7 million and $2.4 million for the three and six months ended June 30, 2012, respectively, and include inventory losses, emergency response expenses, incremental logistics costs, and material clean-up and removal expenses.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions)
Service cost	$0.8	$0.9	$1.7	$1.8
Interest cost	2.6	2.4	5.3	5.2
Expected return on plan assets	(3.1)	(2.6)	(6.3)	(5.3)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net loss	1.9	2.1	3.8	4.1
Amortization of transition asset	0.0	(0.1)	0.0	(0.2)

Net periodic benefit cost	$2.3	$2.8	$4.6	$5.7

Defined contribution plan expense	$1.4	$1.3	$2.9	$2.8
Multi-employer pension plan expense	0.1	0.0	0.2	0.2
Other postretirement benefit plans	0.2	0.1	0.3	0.3

13. Debt

Debt at June 30, 2013 and December 31, 2012 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2013	December 31, 2012
(Dollars in millions)
Revolving Credit Facility	1.94%	2018	$5.1	$0.0
Senior Notes	7 7/8%	2019	296.3	296.1

Total debt			301.4	296.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$301.4	$296.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. In March 2013, the Company extended the revolving credit agreement term to March 27, 2018. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.2 million for both of the three months ended June 30, 2013 and 2012 and $0.5 million for both of the six months ended June 30, 2013 and 2012, respectively. Commitment fees are charged to interest expense.

As of June 30, 2013, the Company had $249.3 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$21.5	$21.3
Accretion expense	0.5	1.1
Revision in estimated cash flows, net	(0.2)	1.8
Cash expenditures	(2.4)	(3.0)
Currency translation	(0.6)	0.3

Balance at end of period	$18.8	$21.5

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$3.9	$4.8
Revenue earned	(0.3)	(0.9)

Balance at end of period	$3.6	$3.9

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 138 plaintiffs in 76 cases pending as of June 30, 2013 as compared to 136 plaintiffs in 75 cases pending as of December 31, 2012. As of June 30, 2013, there are a total of 71 cases pending in state court in Pennsylvania, four in Arkansas, and one case pending in state court in Tennessee.

The plaintiffs in all 76 pending cases seek to recover compensatory damages, while plaintiffs in 68 cases also seek to recover punitive damages. The plaintiffs in the 71 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases, except for one of the Arkansas cases which is currently scheduled for trial in October 2013.

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

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. Plaintiffs define the putative class as consisting of all persons who are present record owners of residential real properties located in an area within a two-mile radius of the former Gainesville wood treating plant. Plaintiffs further allege that chemicals and contaminants from the Gainesville plant have contaminated real properties within the two mile geographical area, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The amended complaint seeks damages for diminution in property values, the establishment of a medical monitoring fund and punitive damages.

The case was removed to the United States District Court for the Northern District of Florida in December 2010. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it. The Court has not yet ruled on Koppers Holdings Inc.’s motion to dismiss. The Court has not yet scheduled a class certification hearing or trial. In April 2013, plaintiffs filed a motion to dismiss their claims against 24 trucking company defendants without prejudice, and that motion has been granted. On May 31, 2013, the Court entered a Scheduling Order for Class Certification, which sets out discovery deadlines leading up to motions for class certification and opposition to those motions.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (Koppers Netherlands) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included a claim for lost profits of approximately $1.7 million. On July 11, 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. Koppers Netherlands has not received detailed information used by the unaffiliated plant to determine this alleged loss, and, as a result, Koppers Netherlands is unable to determine the validity of the actual loss incurred. The Company has not provided a reserve for the claimed lost profits because, at this time, it cannot reasonably determine the probability of such loss, and the amount of such loss, if any, cannot be reasonably estimated. The Company does not currently believe that resolution of this matter will involve a loss contingency that would be material to the financial statements.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.5 million at June 30, 2013, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $4.4 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $2.8 million as of June 30, 2013.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $5.9 million as of June 30, 2013.

Other Australian environmental matters include soil and groundwater remediation at a number of current and former facilities in Australia. The Company has reserved $1.1 million for remediation costs at the remaining Australian sites.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $7.7 million and $8.5 million are classified as current liabilities at June 30, 2013 and 2012, respectively:

	Period ended
	June 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$14.1	$17.7
Expense	0.3	1.0
Reversal of reserves	0.0	(0.4)
Cash expenditures	(0.4)	(4.6)
Currency translation	(1.4)	0.4

Balance at end of year	$12.6	$14.1

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., the domestic guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$225.8	$14.4	$144.1	$(13.4)	$370.9
Cost of sales including depreciation and amortization	0.0	200.1	9.7	129.9	(13.5)	326.2
Selling, general and administrative	0.5	9.2	0.2	6.3	0.0	16.2

Operating profit (loss)	(0.5)	16.5	4.5	7.9	0.1	28.5
Other income (expense)	14.6	0.8	1.0	0.3	(15.7)	1.0
Interest expense (income)	(0.1)	6.7	(0.1)	1.2	(1.1)	6.6
Income taxes	(0.2)	6.4	0.1	1.8	0.0	8.1

Income from continuing operations	14.4	4.2	5.5	5.2	(14.5)	14.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$14.4	$4.2	$5.5	$4.8	$(14.5)	$14.4

Comprehensive income attributable to Koppers	$5.7	$5.2	$(2.0)	$2.7	$(5.9)	$5.7

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$239.1	$35.5	$155.7	$(19.0)	$411.3
Cost of sales including depreciation and amortization	0.0	201.5	29.8	140.2	(19.0)	352.5
Selling, general and administrative	0.5	10.9	0.8	5.9	0.0	18.1

Operating profit (loss)	(0.5)	26.7	4.9	9.6	0.0	40.7
Other income (expense)	20.7	0.0	6.4	0.3	(27.0)	0.4
Interest expense (income)	(0.1)	7.0	0.0	1.3	(1.2)	7.0
Income taxes	(0.1)	8.4	0.1	4.6	0.0	13.0

Income from continuing operations	20.4	11.3	11.2	4.0	(25.8)	21.1
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$20.4	$11.4	$11.2	$3.2	$(25.8)	$20.4

Comprehensive income attributable to Koppers	$12.5	$12.5	$9.1	$(3.7)	$(17.9)	$12.5

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$430.2	$36.6	$306.0	$(31.5)	$741.3
Cost of sales including depreciation and amortization	0.0	383.1	27.1	275.3	(31.5)	654.0
Selling, general and administrative	1.0	18.9	0.6	13.4	0.0	33.9

Operating profit (loss)	(1.0)	28.2	8.9	17.3	0.0	53.4
Other income (expense)	26.0	0.9	5.2	0.7	(31.3)	1.5
Interest expense (income)	0.0	13.5	(0.1)	2.3	(2.2)	13.5
Income taxes	(0.4)	11.1	0.2	4.3	0.0	15.2

Income from continuing operations	25.4	4.5	14.0	11.4	(29.1)	26.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$25.4	$4.5	$14.0	$10.6	$(29.1)	$25.4

Comprehensive income attributable to Koppers	$15.0	$6.6	$7.2	$4.9	$(18.7)	$15.0

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$450.9	$57.9	$318.9	$(35.5)	$792.2
Cost of sales including depreciation and amortization	0.0	390.9	47.5	283.2	(35.4)	686.2
Selling, general and administrative	0.9	21.4	1.2	12.6	0.0	36.1

Operating profit (loss)	(0.9)	38.6	9.2	23.1	(0.1)	69.9
Other income (expense)	36.6	0.0	8.1	0.7	(44.3)	1.1
Interest expense (income)	0.0	13.8	0.0	2.8	(2.7)	13.9
Income taxes	(0.3)	13.5	0.2	6.8	0.0	20.2

Income from continuing operations	36.0	11.3	17.1	14.2	(41.7)	36.9
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$36.0	$11.3	$17.1	$13.3	$(41.7)	$36.0

Comprehensive income attributable to Koppers	$34.8	$13.6	$16.8	$10.1	$(40.5)	$34.8

Condensed Consolidating Balance Sheet

June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.1	$63.1	$0.0	$63.2
Restricted cash	0.0	0.0	1.5	0.0	0.0	1.5
Accounts receivable, net	6.8	99.8	332.5	79.5	(352.0)	166.6
Inventories, net	0.0	96.9	0.0	87.7	(0.3)	184.3
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.0	14.9
Other current assets	0.0	7.3	2.5	31.1	0.1	41.0

Total current assets	6.8	220.4	335.1	261.4	(352.2)	471.5
Equity investments	154.7	80.8	27.2	4.3	(260.8)	6.2
Property, plant and equipment, net	0.0	104.7	0.0	56.5	0.0	161.2
Goodwill	0.0	39.8	0.0	33.0	0.0	72.8
Deferred tax assets	0.0	30.0	(12.4)	5.2	0.0	22.8
Other noncurrent assets	0.0	16.3	119.9	50.1	(158.3)	28.0

Total assets	$161.5	$492.0	$469.8	$410.5	$(771.3)	$762.5

LIABILITIES AND EQUITY
Accounts payable	$0.1	$385.8	$13.6	$53.9	$(352.0)	$101.4
Accrued liabilities	4.8	12.2	10.5	34.7	0.0	62.2

Total current liabilities	4.9	398.0	24.1	88.6	(352.0)	163.6
Long-term debt	0.0	402.0	0.0	57.6	(158.2)	301.4
Other long-term liabilities	0.0	88.2	2.4	29.8	0.0	120.4

Total liabilities	4.9	888.2	26.5	176.0	(510.2)	585.4
Koppers shareholders’ equity	156.6	(396.2)	443.3	214.0	(261.1)	156.6
Noncontrolling interests	0.0	0.0	0.0	20.5	0.0	20.5

Total liabilities and equity	$161.5	$492.0	$469.8	$410.5	$(771.3)	$762.5

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	86.8	(345.8)	162.7
Inventories, net	0.0	102.2	0.0	93.9	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	30.1	0.0	40.9

Total current assets	6.9	221.3	326.2	272.9	(346.1)	481.2
Equity investments	148.7	77.1	27.3	3.8	(251.1)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	55.4	0.0	161.1
Goodwill	0.0	39.8	0.0	35.8	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	6.1	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	52.5	(165.9)	29.1

Total assets	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$60.6	$(345.9)	$103.5
Accrued liabilities	4.9	15.9	12.2	44.7	0.0	77.7

Total current liabilities	5.0	387.6	29.2	105.3	(345.9)	181.2
Long-term debt	0.0	397.6	0.0	64.4	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	31.0	0.0	134.6

Total liabilities	5.0	886.4	31.6	200.7	(511.8)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	208.3	(251.3)	150.6
Noncontrolling interests	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.5	$9.1	$0.1	$9.9	$(10.6)	$20.0
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.1)	0.0	(7.6)	0.0	(15.7)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.8	0.0	0.1	0.0	0.9

Net cash provided by (used in) investing activities	0.0	(7.3)	0.0	(7.5)	0.0	(14.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	5.1	0.0	0.0	0.0	5.1
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(10.1)	(10.6)	0.0	(0.1)	10.6	(10.2)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(11.5)	(6.7)	0.0	2.2	10.6	(5.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.4)	0.0	(3.3)

Net increase (decrease) in cash and cash equivalents	0.0	(4.8)	0.1	1.2	0.0	(3.5)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$0.0	$0.1	$63.1	$0.0	$63.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.6	$0.7	$0.0	$(2.9)	$(5.0)	$3.4
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.7)	0.0	(1.6)	0.0	(9.3)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.3	0.0	0.4

Net cash provided by (used in) investing activities	0.0	(7.6)	0.0	(1.3)	0.0	(8.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.0	0.0	0.0	0.0	12.0
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(9.5)	(5.0)	0.0	0.0	5.0	(9.5)

Net cash provided by (used in) financing activities	(10.6)	7.0	0.0	0.0	5.0	1.4
Effect of exchange rates on cash	0.0	(0.1)	0.0	0.4	0.0	0.3

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	(3.8)	0.0	(3.8)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$50.3	$0.0	$50.3

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$225.8	$14.4	$106.4	$39.8	$(15.5)	$370.9
Cost of sales including depreciation and amortization	0.0	200.1	9.7	94.4	37.6	(15.6)	326.2
Selling, general and administrative	0.5	9.2	0.2	5.3	1.0	0.0	16.2

Operating profit (loss)	(0.5)	16.5	4.5	6.7	1.2	0.1	28.5
Other income (expense)	14.6	0.8	1.0	0.1	0.2	(15.7)	1.0
Interest expense (income)	(0.1)	6.7	(0.1)	1.1	0.1	(1.1)	6.6
Income taxes	(0.2)	6.4	0.1	1.6	0.2	0.0	8.1

Income from continuing operations	14.4	4.2	5.5	4.1	1.1	(14.5)	14.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$14.4	$4.2	$5.5	$4.0	$0.8	$(14.5)	$14.4

Comprehensive income attributable to Koppers	$5.7	$5.2	$(2.0)	$(0.1)	$0.7	$(3.8)	$5.7

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$239.1	$35.5	$112.4	$43.3	$(19.0)	$411.3
Cost of sales including depreciation and amortization		201.5	29.8	100.8	39.4	(19.0)	352.5
Selling, general and administrative	0.5	10.9	0.8	5.3	0.6	0.0	18.1

Operating profit (loss)	(0.5)	26.7	4.9	6.3	3.3	0.0	40.7
Other income (expense)	20.7	0.0	6.4	(0.1)	0.4	(27.0)	0.4
Interest expense (income)	(0.1)	7.0	0.0	0.9	0.4	(1.2)	7.0
Income taxes	(0.1)	8.4	0.1	4.1	0.5	0.0	13.0

Income from continuing operations	20.4	11.3	11.2	1.2	2.8	(25.8)	21.1
Discontinued operations	0.0	0.1	0.0	(0.3)	0.0	0.0	(0.2)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$20.4	$11.4	$11.2	$0.9	$2.3	$(25.8)	$20.4

Comprehensive income attributable to Koppers	$12.5	$12.5	$9.1	$(6.4)	$2.0	$(17.2)	$12.5

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$430.2	$36.6	$227.9	$80.5	$(33.9)	$741.3
Cost of sales including depreciation and amortization	0.0	383.1	27.1	202.1	75.6	(33.9)	654.0
Selling, general and administrative	1.0	18.9	0.6	11.3	2.1	0.0	33.9

Operating profit (loss)	(1.0)	28.2	8.9	14.5	2.8	0.0	53.4
Other income (expense)	26.0	0.9	5.2	0.1	0.6	(31.3)	1.5
Interest expense (income)	0.0	13.5	(0.1)	1.9	0.4	(2.2)	13.5
Income taxes	(0.4)	11.1	0.2	3.6	0.7	0.0	15.2

Income from continuing operations	25.4	4.5	14.0	9.1	2.3	(29.1)	26.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$25.4	$4.5	$14.0	$9.1	$1.5	$(29.1)	$25.4

Comprehensive income attributable to Koppers	$15.0	$6.6	$7.2	$1.2	$1.5	$(16.5)	$15.0

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$450.9	$57.9	$236.8	$82.1	$(35.5)	$792.2
Cost of sales including depreciation and amortization	0.0	390.9	47.5	207.3	75.9	(35.4)	686.2
Selling, general and administrative	0.9	21.4	1.2	11.1	1.5	0.0	36.1

Operating profit (loss)	(0.9)	38.6	9.2	18.4	4.7	(0.1)	69.9
Other income (expense)	36.6	0.0	8.1	0.0	0.7	(44.3)	1.1
Interest expense (income)	0.0	13.8	0.0	2.0	0.8	(2.7)	13.9
Income taxes	(0.3)	13.5	0.2	6.1	0.7	0.0	20.2

Income from continuing operations	36.0	11.3	17.1	10.3	3.9	(41.7)	36.9
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$36.0	$11.3	$17.1	$10.2	$3.1	$(41.7)	$36.0

Comprehensive income attributable to Koppers	$34.8	$13.6	$16.8	$7.1	$2.9	$(40.4)	$34.8

Condensed Consolidating Balance Sheet

June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.1	$37.4	$25.7	$0.0	$63.2
Restricted cash	0.0	0.0	1.5	0.0	0.0	0.0	1.5
Accounts receivable, net	6.8	99.8	332.5	50.6	31.8	(354.9)	166.6
Inventories, net	0.0	96.9	0.0	81.2	6.5	(0.3)	184.3
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.0	0.0	14.9
Other current assets	0.0	7.3	2.5	17.2	14.0	0.0	41.0

Total current assets	6.8	220.4	335.1	186.4	78.0	(355.2)	471.5
Equity investments	154.7	80.8	27.2	34.9	4.3	(295.7)	6.2
Property, plant and equipment, net	0.0	104.7	0.0	38.1	18.4	0.0	161.2
Goodwill	0.0	39.8	0.0	31.7	1.3	0.0	72.8
Deferred tax assets	0.0	30.0	(12.4)	6.7	(1.5)	0.0	22.8
Other noncurrent assets	0.0	16.3	119.9	10.5	39.5	(158.2)	28.0

Total assets	$161.5	$492.0	$469.8	$308.3	$140.0	$(809.1)	$762.5

LIABILITIES AND EQUITY
Accounts payable	$0.1	$385.8	$13.6	$34.2	$22.6	$(354.9)	$101.4
Accrued liabilities	4.8	12.2	10.5	26.3	8.4	0.0	62.2

Total current liabilities	4.9	398.0	24.1	60.5	31.0	(354.9)	163.6
Long-term debt	0.0	402.0	0.0	57.6	0.0	(158.2)	301.4
Other long-term liabilities	0.0	88.2	2.4	23.1	6.7	0.0	120.4

Total liabilities	4.9	888.2	26.5	141.2	37.7	(513.1)	585.4
Koppers shareholders’ equity	156.6	(396.2)	443.3	167.1	81.8	(296.0)	156.6
Noncontrolling interests	0.0	0.0	0.0	0.0	20.5	0.0	20.5

Total liabilities and equity	$161.5	$492.0	$469.8	$308.3	$140.0	$(809.1)	$762.5

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	65.9	21.2	(346.1)	162.7
Inventories, net	0.0	102.2	0.0	86.7	7.2	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	17.6	12.5	0.0	40.9

Total current assets	6.9	221.3	326.2	210.9	62.3	(346.4)	481.2
Equity investments	148.7	77.1	27.3	30.2	3.8	(281.3)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	40.7	14.7	0.0	161.1
Goodwill	0.0	39.8	0.0	34.4	1.4	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	7.6	(1.5)	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	12.1	40.3	(165.8)	29.1

Total assets	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$42.2	$18.6	$(346.1)	$103.5
Accrued liabilities	4.9	15.9	12.2	35.7	9.0	0.0	77.7

Total current liabilities	5.0	387.6	29.2	77.9	27.6	(346.1)	181.2
Long-term debt	0.0	397.6	0.0	64.4	0.0	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	24.5	6.5	0.0	134.6

Total liabilities	5.0	886.4	31.6	166.8	34.1	(512.0)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	169.1	69.4	(281.5)	150.6
Noncontrolling interests	0.0	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.5	$9.1	$0.1	$3.0	$6.9	$(10.6)	$20.0
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.1)	0.0	(3.0)	(4.6)	0.0	(15.7)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.8	0.0	0.1	0.0	0.0	0.9

Net cash provided by (used in) investing activities	0.0	(7.3)	0.0	(2.9)	(4.6)	0.0	(14.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	5.1	0.0	0.0	0.0	0.0	5.1
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(10.1)	(10.6)	0.0	0.0	(0.1)	10.6	(10.2)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(11.5)	(6.7)	0.0	0.0	2.2	10.6	(5.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.4)	0.0	0.0	(3.3)

Net increase (decrease) in cash and cash equivalents	0.0	(4.8)	0.1	(3.3)	4.5	0.0	(3.5)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$0.0	$0.1	$37.4	$25.7	$0.0	$63.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.6	$0.7	$0.0	$3.7	$(6.6)	$(5.0)	$3.4
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.7)	0.0	(1.6)	0.0	0.0	(9.3)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.4	(0.1)	0.0	0.4

Net cash provided by (used in) investing activities	0.0	(7.6)	0.0	(1.2)	(0.1)	0.0	(8.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	12.0	0.0	0.0	0.0	0.0	12.0
Stock issued (repurchased)	(1.1)	0.0	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(9.5)	(5.0)	0.0	0.0	0.0	5.0	(9.5)

Net cash provided by (used in) financing activities	(10.6)	7.0	0.0	0.0	0.0	5.0	1.4
Effect of exchange rates on cash	0.0	(0.1)	0.0	0.5	(0.1)	0.0	0.3

Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	3.0	(6.8)	0.0	(3.8)
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$48.1	$2.2	$0.0	$50.3

19. Related Party Transactions

In November 2011, the Company loaned $11.7 million to TKK, a 30-percent owned company in China. During 2012, TKK made repayments totaling $2.2 million; accordingly the amount of the loan is $9.5 million as of June 30, 2013. The loan is repayable in November 2013.

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

Overview

We are a leading integrated global provider of chemicals, carbon compounds and treated wood products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete, and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark and the Netherlands.

We operate two principal businesses: Carbon Materials and Chemicals (CMC) and Railroad and Utility Products and Services (RUPS).

Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in North America and Australia. We also provide rail joint bar products as well as various services to the railroad industry.

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which is negatively affected by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

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

In 2012, reductions in aluminum pricing resulted in additional closures and curtailments in Europe and Australia that have resulted in lower sales volumes of carbon pitch for us in those regions. While we expect to recover some of these lower volumes from operations in China, margins may be negatively affected as our increased presence in Asia has had a dilutive effect on margins due to market conditions in that region as well as the joint venture ownership structures of our Chinese operations.

Our businesses and results of operations have been negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue through 2013. Additionally, during 2013 our profitability in North America has been negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

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

Results of Operations – Comparison of Three Months Ended June 30, 2013 and 2012

Consolidated Results

Net sales for the three months ended June 30, 2013 and 2012 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$220.3	$266.7	-17%
Railroad and Utility Products and Services	150.6	144.6	+4%
	$370.9	$411.3	-10%

CMC net sales decreased by $46.4 million or 17 percent. Lower sales volumes for all major products combined with lower prices for pitch and carbon black feedstock were the main reasons for the decline in sales. Lower sales volumes for pitch were driven by lower volumes from Chinese operations into the Middle East, lower volumes from Australian operations due to smelter closures in 2012, and lower volumes of seasonal pitch products in North America due to wet weather conditions.

RUPS net sales increased by $6.0 million or four percent. The increase was due mainly to higher sales volumes for railroad crossties and higher sales volumes for utility poles as a result of the acquisition of a utility pole business in Australia in November 2012.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended June 30, 2013 compared to 84 percent for the quarter ended June 30, 2012 due mainly to lower sales volumes and gross margins for CMC compared to the prior year quarter.

Depreciation and amortization for the quarter ended June 30, 2013 was $0.3 million lower when compared to the prior year period due mainly to a $0.6 million impairment charge in the prior year quarter.

Selling, general and administrative expenses for the quarter ended June 30, 2013 were $1.9 million lower when compared to the prior year period due mainly to lower compensation expense.

Other income for the quarter ended June 30, 2013 was $0.6 million higher when compared to the prior year due mainly to a gain on sale of land totaling $0.7 million in the second quarter of 2013.

Interest expense for the quarter ended June 30, 2013 was $0.4 million lower than the prior period due to lower average borrowings on the Company’s revolving credit facility.

Income taxes for the quarter ended June 30, 2013 were $4.9 million lower when compared to the prior year period due to a reduction in pre-tax income of $11.2 million and the favorable impact of discrete tax items partially offset by an increase in the Company’s effective income tax rate. The Company’s effective income tax rate for the quarter ended on June 30, 2013, exclusive of discrete items, was 41.5 percent as compared to the prior year effective income tax rate of 35.5 percent. The increase in the effective income tax rate is primarily due to changes in the geographical mix of pre-tax earnings.

Segment Results

Segment operating profit for the quarter ended June 30, 2013 and 2012 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$12.5	$26.2	-52%
Railroad and Utility Products and Services	16.5	15.0	+10%
Corporate	(0.5)	(0.5)	0%
	$28.5	$40.7	-30%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	5.7%	9.8%	-4.1%
Railroad and Utility Products and Services	11.0%	10.4%	+0.6%
	7.7%	9.9%	-2.2%

CMC operating profit decreased by $13.7 million or 52 percent. Operating profit as a percentage of net sales for CMC decreased to 5.7 percent from 9.8 percent in the prior year quarter. Operating profit for the three months ended June 30, 2013 was negatively affected by lower profitability from European operations due to weak economic conditions combined with lower sales volumes and prices for phthalic anhydride in North America mainly as a result of increased levels of lower priced European imports.

RUPS operating profit increased by $1.5 million or ten percent. Operating profit as a percentage of net sales for RUPS increased to 11.0 percent from 10.4 percent in the prior year quarter. Operating profit for the three months ended June 30, 2013 was positively affected by higher sales volumes for railroad crossties and the acquisition of a utility pole business in Australia in November 2012.

Results of Operations – Comparison of Six Months Ended June 30, 2013 and 2012

Consolidated Results

Net sales for the six months ended June 30, 2013 and 2012 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$450.8	$516.2	-13%
Railroad and Utility Products and Services	290.5	276.0	+5%
	$741.3	$792.2	-6%

CMC net sales decreased by $65.4 million or 13 percent. Lower sales volumes for all major products except carbon black feedstock combined with lower prices for pitch and carbon black feedstock were the main reasons for the decline in sales. Lower sales volumes for pitch were driven by lower volumes from Chinese operations into the Middle East, lower volumes from Australian operations due to smelter closures in 2012, and lower volumes of seasonal pitch products in North America due to wet weather conditions.

RUPS net sales increased by $14.5 million or five percent. The increase was due mainly to higher sales volumes for railroad crossties and higher sales for utility poles as a result of the acquisition of a utility pole business in Australia in November 2012.

Cost of sales as a percentage of net sales was 86 percent for the six months ended June 30, 2013 compared to 85 percent for the six months ended June 30, 2012 due mainly to lower sales volumes and gross margins for CMC compared to the prior year period.

Depreciation and amortization for the six months ended June 30, 2013 was $0.2 million higher when compared to the prior year period due mainly to projects completed during 2012 combined with the acquisition of a utility pole business in Australia in November 2012, which more than offset a $0.6 million impairment charge in the prior year period.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $2.2 million lower when compared to the prior year period due mainly to lower compensation expense.

Other income for the six months ended June 30, 2013 was $0.4 million higher when compared to the prior year period due mainly to a gain on sale of land of $0.7 million in the six months ended June 30, 2013, which more than offset lower equity income in 2013.

Interest expense for the six months ended June 30, 2013 was $0.4 million lower than the prior period due to lower average borrowings on the Company’s revolving credit facility.

Income taxes for the six months ended June 30, 2013 were $5.0 million lower when compared to the prior year period due primarily to a decrease in pre-tax income of $15.7 million and the favorable impact of discrete tax items partially offset by an increase in the Company’s effective income tax rate. The Company’s effective income tax rate prior to discrete items for the six months ended June 30, 2013 was 40.2 percent as compared to the prior year period of 34.4 percent. The increase in the Company’s effective income tax rate is primarily due to changes in the geographical mix of pre-tax income.

Segment Results

Segment operating profit for the six months ended June 30, 2013 and 2012 is summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$25.6	$46.7	-45%
Railroad and Utility Products and Services	28.8	24.1	+20%
Corporate	(1.0)	(0.9)	-11%
	$53.4	$69.9	-24%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	5.7%	9.0%	-3.3%
Railroad and Utility Products and Services	9.9%	8.7%	+1.2%
	7.2%	8.8%	-1.6%

CMC operating profit decreased by $21.1 million or 45 percent. Operating profit as a percentage of net sales for CMC decreased to 5.7 percent from 9.0 percent in the prior year period. Operating profit for the six months ended June 30, 2013 was negatively affected by lower profitability from European operations due to weak economic conditions combined with lower sales volumes for phthalic anhydride in North America mainly as a result of increased levels of lower priced European imports.

RUPS operating profit increased by $4.7 million or 20 percent. Operating profit as a percentage of net sales for RUPS increased to 9.9 percent from 8.7 percent in the prior year period. Operating profit for the six months ended June 30, 2013 was positively affected by higher sales volumes for railroad crossties and the acquisition of a utility pole business in Australia in November 2012.

Cash Flow

Net cash provided by operating activities was $20.0 million for the quarter ended June 30, 2013 as compared to net cash provided by operating activities of $3.4 million for the quarter ended June 30, 2012. The net increase of $16.6 million in cash from operations is due primarily to lower working capital increases compared to the prior year period, which more than offset lower net income in the first six months of 2013. The lower working capital increases related mainly to a smaller increase in accounts receivable as a result of reduced sales, combined with a reduction in inventory levels primarily as a result of lower sales and production for CMC compared to the prior year period. Funding of post-retirement pension plans totaled $13.2 million in 2013 as compared to $9.1 million in 2012.

Net cash used in investing activities was $14.8 million for the quarter ended June 30, 2013 as compared to net cash used in investing activities of $8.9 million for the quarter ended June 30, 2012. The increase in net cash used in investing activities of $5.9 million is due to a higher level of capital expenditures in the first quarter of 2013 compared to the prior year period, primarily related to spending on the new coal tar distillation plant located in Pizhou City, Jiangsu Province, China.

Net cash used in financing activities was $5.4 million for the quarter ended June 30, 2013 as compared to net cash provided by financing activities of $1.4 million for the quarter ended June 30, 2012. The difference is due mainly to net borrowings of $5.1 million in the first quarter of 2012 compared to net borrowings of $12.0 million in the first quarter of 2013.

Dividends paid were $10.2 million in the quarter ended June 30, 2013 as compared to dividends paid of $9.5 million for the quarter ended June 30, 2012. Dividends paid in the first six months of 2013 reflect an increase in the quarterly dividend to 25 cents per common share compared to 24 cents per common share in the prior year.

On August 7, 2013, our board of directors declared a quarterly dividend of 25 cents per common share, payable on October 7, 2013 to shareholders of record as of August 19, 2013.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2013 the basket totaled $214.0 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2013, we had $249.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2013 (dollars in millions):

Cash and cash equivalents(1)	$63.2
Amount available under revolving credit facility	249.3
Amount available under other credit facilities	5.3

Total estimated liquidity	$317.8

(1)	Cash includes approximately $63 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $21 million.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2013, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $38 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar facility in China. Construction has commenced and is expected to be completed by mid-2014. The Company’s expected capital spending for the majority-owned facility is approximately $40 million for the remainder of 2013 and will be financed by available cash and incremental financing. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2013 was 2.0.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.0. The leverage ratio at June 30, 2013 was 2.0.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At June 30, 2013, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30	0	$0.00	0	$0
May 1 – May 31	100	$39.68	100	$68,559,422
June 1 – June 30	0	$0.00	0	$0

(1)	On November 2, 2011, the board of directors approved a common stock repurchase program to allow for the repurchase of up to $75.0 million of common stock from time to time on the open market or in privately negotiated transactions. This column discloses the number of shares purchased on the open market pursuant to such program during the indicated time periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.80*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 8, 2013	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)