Form 10-Q
period 2013-09-30
Koppers Holdings Inc.
filed 2013-11-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2013 amounted to 20,331,998 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$395.2	$387.9	$1,136.5	$1,180.1
Cost of sales (excluding items below)	330.6	331.4	970.0	1,003.2
Depreciation and amortization	7.2	6.7	21.8	21.1
Selling, general and administrative expenses	18.3	19.0	52.2	55.1

Operating profit	39.1	30.8	92.5	100.7
Other income	1.3	0.6	2.8	1.7
Interest expense	6.7	6.9	20.2	20.8

Income before income taxes	33.7	24.5	75.1	81.6
Income taxes	14.1	8.3	29.3	28.5

Income from continuing operations	19.6	16.2	45.8	53.1
Loss from discontinued operations, net of tax benefit of $0.1, $0.0, $0.1 and $0.2	(0.1)	0.0	(0.1)	(0.1)

Net income	19.5	16.2	45.7	53.0
Net income attributable to noncontrolling interests	0.4	0.2	1.2	1.0

Net income attributable to Koppers	$19.1	$16.0	$44.5	$52.0

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.93	$0.77	$2.16	$2.52
Discontinued operations	0.00	0.00	0.00	(0.01)

Earnings per basic common share	$0.93	$0.77	$2.16	$2.51

Diluted –
Continuing operations	$0.92	$0.77	$2.13	$2.50
Discontinued operations	0.00	0.00	0.00	(0.01)

Earnings per diluted common share	$0.92	$0.77	$2.13	$2.49

Comprehensive income	$26.6	$25.3	$42.3	$60.8
Comprehensive income attributable to noncontrolling interests	0.8	0.3	1.5	1.0

Comprehensive income attributable to Koppers	$25.8	$25.0	$40.8	$59.8

Weighted average shares outstanding (in thousands):
Basic	20,577	20,694	20,657	20,709
Diluted	20,801	20,900	20,887	20,940
Dividends declared per common share	$0.25	$0.24	$0.75	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$72.4	$66.7
Restricted cash	1.5	0.0
Accounts receivable, net of allowance of $3.5 and $3.7	182.1	162.7
Inventories, net	166.4	195.8
Deferred tax assets	14.7	15.1
Loan to related party	9.5	9.5
Other current assets	25.6	31.4

Total current assets	472.2	481.2
Equity in non-consolidated investments	6.2	5.8
Property, plant and equipment, net	169.4	161.1
Goodwill	73.4	75.6
Deferred tax assets	12.6	27.2
Other assets	27.3	29.1

Total assets	$761.1	$780.0

Liabilities
Accounts payable	$94.9	$103.5
Accrued liabilities	66.3	72.1
Dividends payable	5.8	5.6

Total current liabilities	167.0	181.2
Long-term debt	296.4	296.1
Accrued postretirement benefits	71.5	89.9
Other long-term liabilities	41.5	44.7

Total liabilities	576.4	611.9
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,722,492 and 21,585,129 shares issued	0.2	0.2
Additional paid-in capital	158.8	153.3
Retained earnings	80.6	52.0
Accumulated other comprehensive loss	(25.8)	(22.0)
Treasury stock, at cost, 1,390,494 and 951,026 shares	(50.4)	(32.9)

Total Koppers shareholders’ equity	163.4	150.6
Noncontrolling interests	21.3	17.5

Total equity	184.7	168.1

Total liabilities and equity	$761.1	$780.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$45.7	$53.0
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	21.8	21.1
Deferred income taxes	11.1	7.7
Equity income, net of dividends received	(0.4)	(0.9)
Gain on sale of assets	(1.9)	(0.2)
Change in other liabilities	(14.2)	(8.3)
Non-cash interest expense	1.2	1.2
Stock-based compensation	4.7	5.1
Other	0.6	(0.2)
(Increase) decrease in working capital:
Accounts receivable	(17.9)	(11.4)
Inventories	25.5	(29.9)
Accounts payable	(8.0)	6.7
Accrued liabilities and other working capital	(2.6)	10.6

Net cash provided by operating activities	65.6	54.5
Cash provided by (used in) investing activities:
Capital expenditures	(29.4)	(15.8)
Net cash proceeds from divestitures and asset sales	2.4	0.7

Net cash used in investing activities	(27.0)	(15.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	97.9	225.9
Repayments of revolving credit	(97.9)	(230.9)
Issuances of Common Stock	0.2	0.8
Repurchases of Common Stock	(17.5)	(8.2)
Proceeds from issuance of noncontrolling interest	2.3	0.0
Payment of deferred financing costs	(1.2)	(0.1)
Dividends paid	(15.3)	(14.5)

Net cash used in financing activities	(31.5)	(27.0)
Effect of exchange rate changes on cash	(1.4)	2.4

Net increase in cash and cash equivalents	5.7	14.8
Cash and cash equivalents at beginning of year	66.7	54.1

Cash and cash equivalents at end of period	$72.4	$68.9

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

2. Dividends

On November 6, 2013, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on January 6, 2014 to shareholders of record as of November 18, 2013.

3. Discontinued operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company estimates that total future closure costs related to this facility will be approximately $0.3 million. The closure is expected to be completed during 2015. The facility is part of the Carbon Materials and Chemicals segment.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2011	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversal of accrued charges	0.0	0.0	0.0	0.0	(0.6)	(0.6)
Cash expenditures	(1.7)	(0.1)	0.0	(0.4)	(0.5)	(2.7)
Currency translation	0.0	0.1	0.0	0.1	0.0	0.2

Reserve at December 31, 2012	$0.2	$6.7	$0.0	$5.9	$0.1	$12.9
Reversal of accrued charges	(0.1)	0.0	0.0	(0.3)	0.0	(0.4)
Cash expenditures	0.0	(0.1)	0.0	(1.5)	0.0	(1.6)
Currency translation	0.0	(0.7)	0.0	(0.5)	0.0	(1.2)

Reserve at September 30, 2013	$0.1	$5.9	$0.0	$3.6	$0.1	$9.7

Net sales and operating profit from discontinued operations for the three months and nine months ended September 30, 2013 and 2012 consist of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$0.0	$0.3	$0.0	$5.7
Operating loss	(0.1)	(0.1)	(0.2)	(0.3)

4. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$73.9	$73.9	$66.7	$66.7
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt	$325.3	$296.4	$331.1	$296.1

(a)	Excludes equity method investments.

Cash and cash equivalents, including restricted cash – The carrying amount approximates fair value because of the short maturity of those instruments.

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

5. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2013 and 2012 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions)
Net income	$19.5	$16.2	$45.7	$53.0
Other comprehensive income (loss):
Change in currency translation adjustment	5.6	5.3	(0.4)	1.9
Change in foreign currency transactions of long-term subsidiary investments	0.3	2.5	(6.6)	2.2
Change in unrecognized pension transition asset, net of tax benefit of $0.0, $0.1, $0.0 and $0.1	0.0	(0.1)	0.0	(0.2)
Change in unrecognized prior service cost, net of tax expense of $0.0, $0.0, $0.0 and $0.0	0.0	0.1	0.1	0.1
Change in unrecognized pension net loss, net of tax expense of $0.8, $0.8, $2.3 and $2.3	1.2	1.3	3.5	3.8

Total comprehensive income	26.6	25.3	42.3	60.8
Less: comprehensive income attributable to noncontrolling interests	0.8	0.3	1.5	1.0

Comprehensive income attributable to Koppers	$25.8	$25.0	$40.8	$59.8

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

The following tables present the change in equity for the nine months ended September 30, 2013 and 2012, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	44.5	1.2	45.7
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	5.2	0.0	5.2
Other comprehensive income (loss)	(3.7)	0.3	(3.4)
Dividends	(15.9)	0.0	(15.9)
Investment in noncontrolling interests	0.0	2.3	2.3
Repurchases of common stock	(17.5)	0.0	(17.5)

Balance at September 30, 2013	$163.4	$21.3	$184.7

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$94.8	$12.4	$107.2
Net income	52.0	1.0	53.0
Issuance of common stock	0.8	0.0	0.8
Employee stock plans	5.4	0.0	5.4
Other comprehensive income	7.8	0.0	7.8
Dividends	(15.2)	0.0	(15.2)
Repurchases of common stock	(8.2)	0.0	(8.2)

Balance at September 30, 2012	$137.4	$13.4	$150.8

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$19.1	$16.0	$44.5	$52.0
Less: loss from discontinued operations	(0.1)	0.0	(0.1)	(0.1)

Income from continuing operations attributable to Koppers	$19.2	$16.0	$44.6	$52.1

Weighted average common shares outstanding:
Basic	20,577	20,694	20,657	20,709
Effect of dilutive securities	224	206	230	231

Diluted	20,801	20,900	20,887	20,940

Earnings per common share – continuing operations:
Basic earnings per common share	$0.93	$0.77	$2.16	$2.52
Diluted earnings per common share	0.92	0.77	2.13	2.50

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	254	203	236	191

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

The following table shows a summary of the performance stock units as of September 30, 2013:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	98,453	147,680
2013 – 2015	0	95,858	143,787

The following table shows a summary of the status and activity of non-vested stock awards for the nine months ended September 30, 2013:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2012	136,098	268,677	404,775	$36.11
Granted	62,276	97,318	159,594	$42.64
Credited from dividends	3,526	7,064	10,590	$35.17
Performance stock unit adjustment	0	43,921	43,921	$40.09
Vested	(46,314)	(85,798)	(132,112)	$29.81
Forfeited	(2,059)	(3,084)	(5,143)	$40.34

Non-vested at September 30, 2013	153,527	328,098	481,625	$40.29

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

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2013 Grant	February 2012 Grant	February 2011 Grant
Grant date price per share of option award	$42.76	$38.21	$40.26
Expected dividend yield per share	2.75%	2.75%	2.50%
Expected life in years	6.5	6.5	6.5
Expected volatility	53.77%	55.06%	60.00%
Risk-free interest rate	1.29%	1.34%	3.02%
Grant date fair value per share of option awards	$17.28	$15.82	$19.28

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	331,799	$34.07
Granted	94,532	$42.76
Exercised	(5,251)	$39.04
Outstanding at September 30, 2013	421,080	$35.96	7.11	$2.8
Exercisable at September 30, 2013	167,565	$29.15	4.94	$2.3

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.9	$1.9	$4.7	$5.1
Less related income tax benefit	0.8	0.8	1.9	2.0

	$1.1	$1.1	$2.8	$3.1

As of September 30, 2013, total future compensation expense related to non-vested stock-based compensation arrangements totaled $8.0 million and the weighted-average period over which this cost is expected to be recognized is approximately 21 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$241.6	$241.1	$692.4	$757.3
Railroad & Utility Products	153.6	146.8	444.1	422.8

Total	$395.2	$387.9	$1,136.5	$1,180.1

Intersegment revenues:
Carbon Materials & Chemicals	$23.3	$27.0	$70.9	$83.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.5	$4.2	$13.5	$12.8
Railroad & Utility Products	2.7	2.5	8.3	8.3

Total	$7.2	$6.7	$21.8	$21.1

Operating profit:
Carbon Materials & Chemicals	$21.8	$18.4	$47.4	$65.1
Railroad & Utility Products	17.8	12.8	46.6	36.9
Corporate	(0.5)	(0.4)	(1.5)	(1.3)

Total	$39.1	$30.8	$92.5	$100.7

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2013	December 31, 2012
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$531.2	$516.3
Railroad and Utility Products and Services	181.5	205.0
All other	48.4	58.7

Total	$761.1	$780.0

Goodwill:
Carbon Materials and Chemicals	$68.5	$70.2
Railroad and Utility Products and Services	4.9	5.4

Total	$73.4	$75.6

9. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income before discrete items was 46.4 percent and 35.2 percent for the three months ended September 30, 2013 and 2012, respectively. Discrete items included in income taxes for the three months ended September 30, 2013 consisted of a net tax benefit of $1.6 million primarily due to tax benefits on amended tax returns for prior years and changes in unrecognized tax benefits offset by the effect of a United Kingdom corporate tax rate reduction. Discrete items included in income taxes for the three months ended September 30, 2012 consisted of a net tax benefit of $0.3 million due primarily to changes in unrecognized tax benefits partially offset by the effect of a United Kingdom corporate tax rate change and tax return to provision adjustments.

The effective tax rate for the third quarter of 2013 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+10.2 percent), state taxes (+1.8 percent), uncertain tax positions (+0.9 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.8 percent) and tax credits (-0.2 percent). With respect to the third quarter of 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to state taxes (+1.6 percent), nondeductible expenses (+0.4 percent) and unrecognized tax benefits (+0.7 percent) partially offset by the domestic manufacturing deduction (-2.5 percent).

Income taxes as a percentage of pretax income before discrete items was 43.0 percent and 34.7 percent for the nine months ended September 30, 2013 and 2012, respectively. Discrete items included in income taxes for the nine months ended September 30, 2013 consisted of a net tax benefit of $3.0 million primarily due to tax benefits on amended tax returns for prior years, changes in unrecognized tax benefits, and the fact that the Company is no longer subject to potential income tax examinations for certain years. Discrete items included in income taxes for the nine months ended September 30, 2012 consisted of net tax expense of $0.2 million due primarily to a tax reserve associated with our 2011 European restructuring project partially offset by amended tax returns and deferred tax adjustments.

The effective tax rate for the first nine months of 2013 differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+6.6 percent), state taxes (+1.8 percent), uncertain tax positions (+0.8 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.7 percent). With respect to the first nine months of 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state taxes (+1.6 percent), nondeductible expenses (+0.7 percent) and unrecognized tax benefits (+0.8 percent) partially offset by taxes on foreign earnings (-1.5 percent) and the domestic manufacturing deduction (-1.9 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2013 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

As of September 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.4 million and $5.5 million, respectively. Unrecognized tax benefits totaled $6.8 million and $7.7 million as of September 30, 2013 and December 31, 2012, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012 the Company had accrued approximately $1.1 million and $1.3 million for interest and penalties.

10. Inventories

Net inventories as of September 30, 2013 and December 31, 2012 are summarized in the table below:

	September 30, 2013	December 31, 2012
(Dollars in millions)
Raw materials	$103.0	$118.2
Work in process	18.3	20.0
Finished goods	100.1	109.7

	221.4	247.9
Less revaluation to LIFO	55.0	52.1

Net	$166.4	$195.8

11. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2013 and December 31, 2012 are summarized in the table below:

	September 30, 2013	December 31, 2012
(Dollars in millions)
Land	$9.2	$7.0
Buildings	35.7	36.4
Machinery and equipment	639.3	616.6

	684.2	660.0
Less accumulated depreciation	514.8	498.9

Net	$169.4	$161.1

In February 2012, approximately 400 tons of carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered.

Insurance recoveries associated with the leak were a net $0.2 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. Costs directly associated with the leak were $1.3 million and $3.7 million for the three and nine months ended September 30, 2012, respectively, and include inventory losses, emergency response expenses, incremental logistics costs, and material clean-up and removal expenses, net of insurance recoveries.

In October 2013, the Company was informed by the Tangshan Municipal People’s Government (“Tangshan Government”) of its intention to close the two coke batteries owned and operated by the Tangshan Iron and Steel Group Co., Ltd (“TISCO”) in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries by March 15, 2014 in an effort to improve the air quality in the Tangshan area. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located within TISCO’s property and relies on its operations for a significant portion of raw material supply, utilities and other shared services. At the same time, the Tangshan Government has requested that KCCC consider the relocation of its operations and offered assistance to KCCC in this regard, although no specific details have been provided to the Company on the extent and nature of such assistance. Closure of the TISCO coke batteries could impact KCCC’s ability to operate its coal tar distillation plant on a long-term basis. The Company has entered discussions with its non-controlling partner in KCCC, TISCO, and the Tangshan Government to evaluate its options, which include remaining at the current location and continuing to operate or remaining at its current location on a temporary basis and transitioning to a new location.

The closure or relocation of KCCC’s coal tar distillation facility would have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2012, KCCC contributed operating profit of approximately $3.5 million after deducting profit attributable to non-controlling interests. As of September 30, 2013, the net book value of fixed assets was approximately $15 million. The Company believes it would be able to continue fulfilling current domestic Chinese customers with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which is scheduled for production start-up in mid-2014. The Company further believes it would be able to continue to supply all its export commitments through its other 30-percent owned Chinese company and other commercial relationships in China. However, the Company’s margin on export sales would be negatively affected due to its lower ownership interest in these companies.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions)
Service cost	$0.9	$0.8	$2.6	$2.6
Interest cost	2.7	2.8	8.0	8.0
Expected return on plan assets	(3.2)	(2.7)	(9.5)	(8.0)
Amortization of prior service cost	0.0	0.0	0.1	0.1
Amortization of net loss	1.9	2.0	5.7	6.1
Amortization of transition asset	0.0	(0.0)	0.0	(0.2)

Net periodic benefit cost	$2.3	$2.9	$6.9	$8.6

Defined contribution plan expense	$1.2	$1.1	$4.1	$3.8
Multi-employer pension plan expense	0.1	0.1	0.3	0.3
Other postretirement benefit plans	0.1	0.2	0.4	0.5

13. Debt

Debt at September 30, 2013 and December 31, 2012 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2013	December 31, 2012
(Dollars in millions)
Revolving Credit Facility	0.00%	2018	$0.0	$0.0
Senior Notes	7 7/8%	2019	296.4	296.1

Total debt			296.4	296.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$296.4	$296.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable rates. In March 2013, the Company extended the revolving credit agreement term to March 27, 2018. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012 and $0.8 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. Commitment fees are charged to interest expense.

As of September 30, 2013, the Company had $286.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

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

14. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$21.5	$21.3
Accretion expense	0.8	1.1
Revision in estimated cash flows, net	0.0	1.8
Cash expenditures	(4.1)	(3.0)
Currency translation	(0.5)	0.3

Balance at end of period	$17.7	$21.5

15. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$3.9	$4.8
Revenue earned	(0.5)	(0.9)

Balance at end of period	$3.4	$3.9

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 110 plaintiffs in 60 cases pending as of September 30, 2013 as compared to 136 plaintiffs in 75 cases pending as of December 31, 2012. As of September 30, 2013, there are a total of 56 cases pending in state court in Pennsylvania, three in Arkansas, and one case pending in state court in Tennessee.

The plaintiffs in all 60 pending cases seek to recover compensatory damages, while plaintiffs in 55 cases also seek to recover punitive damages. The plaintiffs in the 56 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. In a Second Amended Complaint, plaintiffs define the putative class as consisting of all persons who are present record owners of residential real properties located in an area within a two-mile radius of the former Gainesville wood treating plant. Plaintiffs further allege that chemicals and contaminants from the Gainesville plant have contaminated real properties within the two mile geographical area, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The Second Amended complaint seeks damages for diminution in property values, the establishment of a medical monitoring fund and punitive damages.

The case was removed to the United States District Court for the Northern District of Florida in December 2010. On May 31, 2013, the Court entered a scheduling order for class certification, which sets out discovery deadlines leading up to motions for class certification and opposition to those motions. Koppers Holdings Inc. filed a motion to dismiss alleging that the Court lacks personal jurisdiction over it, and on September 9, 2013, the district court granted the motion and dismissed Koppers Holdings as a defendant. On October 8, 2013, the plaintiffs filed a notice of appeal with the district court with respect to the dismissal order. Koppers Holdings Inc. has filed a motion to dismiss plaintiffs’ appeal.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (Koppers Netherlands) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included a claim for lost profits of approximately $1.7 million. On July 11, 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. The arbitration hearing has tentatively been scheduled for January 2014. Koppers Netherlands has not received detailed information used by the unaffiliated plant to determine this alleged loss, and, as a result, Koppers Netherlands is unable to determine the validity of the actual loss incurred. The Company has not provided a reserve for the claimed lost profits because, at this time, it cannot reasonably determine the probability of such loss, and the amount of such loss, if any, cannot be reasonably estimated. The Company does not currently believe that resolution of this matter will involve a loss contingency that would be material to the financial statements.

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

Contamination has been identified at most manufacturing and other sites of the Company’s subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

On March 30, 2012, a draft Feasibility Study (“FS”) was submitted to EPA by the Lower Willamette Group, a group of certain PRPs which has been conducting the investigation of the site. The draft FS identifies ten possible remedial alternatives which range in cost from approximately $170 million to $1.8 billion. The FS does not determine who is responsible for remediation costs or select remedies. The FS is under review by the EPA which will issue a final decision on the nature and extent of the final remediation. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.6 million at September 30, 2013, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $4.3 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $2.8 million as of September 30, 2013.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company has accrued its expected cost of site remediation resulting from the closure of $5.9 million as of September 30, 2013.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $7.9 million and $8.5 million are classified as current liabilities at September 30, 2013 and 2012, respectively:

	Period ended
	September 30, 2013	December 31, 2012
(Dollars in millions)
Balance at beginning of year	$14.1	$17.7
Expense	1.0	1.0
Reversal of reserves	(1.2)	(0.4)
Cash expenditures	(0.8)	(4.6)
Currency translation	(1.3)	0.4

Balance at end of year	$11.8	$14.1

The reversal of reserves includes a reversal of $1.1 million due to the sale of a property to an unaffiliated third party in September 2013. The unaffiliated third party assumed the site’s remediation liabilities.

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

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., the domestic guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$230.1	$11.9	$164.0	$(10.8)	$395.2
Cost of sales including depreciation and amortization	0.0	197.5	7.2	144.0	(10.9)	337.8
Selling, general and administrative	0.5	10.8	0.1	6.9	0.0	18.3

Operating profit (loss)	(0.5)	21.8	4.6	13.1	0.1	39.1
Other income (expense)	19.4	0.4	1.1	0.8	(20.4)	1.3
Interest expense (income)	0.0	6.7	0.2	0.8	(1.0)	6.7
Income taxes	(0.2)	10.2	0.0	4.1	0.0	14.1

Income from continuing operations	19.1	5.3	5.5	9.0	(19.3)	19.6
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$19.1	$5.3	$5.5	$8.5	$(19.3)	$19.1

Comprehensive income attributable to Koppers	$25.8	$6.4	$5.7	$13.8	$(25.9)	$25.8

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$238.2	$15.1	$147.8	$(13.2)	$387.9
Cost of sales including depreciation and amortization	0.0	211.0	9.3	129.7	(11.9)	338.1
Selling, general and administrative	0.4	11.6	0.4	6.6	0.0	19.0

Operating profit (loss)	(0.4)	15.6	5.4	11.5	(1.3)	30.8
Other income (expense)	16.3	0.4	0.3	(0.1)	(16.3)	0.6
Interest expense (income)	0.1	6.9	0.0	1.2	(1.3)	6.9
Income taxes	(0.2)	7.0	0.1	1.4	0.0	8.3

Income from continuing operations	16.0	2.1	5.6	8.8	(16.3)	16.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$16.0	$2.1	$5.6	$8.6	$(16.3)	$16.0

Comprehensive income attributable to Koppers	$25.0	$3.3	$8.1	$13.9	$(25.3)	$25.0

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.3	$48.5	$470.0	$(42.3)	$1,136.5
Cost of sales including depreciation and amortization	0.0	580.6	34.3	419.3	(42.4)	991.8
Selling, general and administrative	1.5	29.7	0.7	20.3	0.0	52.2

Operating profit (loss)	(1.5)	50.0	13.5	30.4	0.1	92.5
Other income (expense)	45.4	1.3	6.3	1.5	(51.7)	2.8
Interest expense (income)	0.0	20.2	0.1	3.1	(3.2)	20.2
Income taxes	(0.6)	21.3	0.2	8.4	0.0	29.3

Income from continuing operations	44.5	9.8	19.5	20.4	(48.4)	45.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.2	0.0	1.2

Net income attributable to Koppers	$44.5	$9.8	$19.5	$19.1	$(48.4)	$44.5

Comprehensive income attributable to Koppers	$40.8	$13.0	$12.9	$18.7	$(44.6)	$40.8

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$689.1	$73.0	$466.7	$(48.7)	$1,180.1
Cost of sales including depreciation and amortization	0.0	601.9	49.2	412.9	(39.7)	1,024.3
Selling, general and administrative	1.3	33.0	1.6	19.2	0.0	55.1

Operating profit (loss)	(1.3)	54.2	22.2	34.6	(9.0)	100.7
Other income (expense)	52.9	0.4	0.8	0.5	(52.9)	1.7
Interest expense (income)	0.1	20.7	0.0	3.9	(3.9)	20.8
Income taxes	(0.5)	20.5	0.3	8.2	0.0	28.5

Income from continuing operations	52.0	13.4	22.7	23.0	(58.0)	53.1
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.0	0.0	1.0

Net income attributable to Koppers	$52.0	$13.4	$22.7	$21.9	$(58.0)	$52.0

Comprehensive income attributable to Koppers	$59.8	$16.9	$24.9	$24.0	$(65.8)	$59.8

Condensed Consolidating Balance Sheet

September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.0	$0.0	$64.4	$0.0	$72.4
Restricted cash	0.0	0.0	1.5	0.0	0.0	1.5
Accounts receivable, net	6.7	100.1	339.8	92.9	(357.4)	182.1
Inventories, net	0.0	79.5	0.0	87.1	(0.2)	166.4
Deferred tax assets	0.0	16.2	(1.5)	0.0	0.0	14.7
Other current assets	0.0	6.5	1.8	26.8	0.0	35.1

Total current assets	6.7	210.3	341.6	271.2	(357.6)	472.2
Equity investments	161.3	80.8	27.3	4.2	(267.4)	6.2
Property, plant and equipment, net	0.0	105.1	0.0	64.3	0.0	169.4
Goodwill	0.0	39.8	0.0	33.6	0.0	73.4
Deferred tax assets	0.0	20.1	(12.4)	4.9	0.0	12.6
Other noncurrent assets	0.1	15.6	120.2	51.4	(160.0)	27.3

Total assets	$168.1	$471.7	$476.7	$429.6	$(785.0)	$761.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$384.3	$14.7	$53.2	$(357.4)	$94.9
Accrued liabilities	4.6	17.1	10.5	39.9	0.0	72.1

Total current liabilities	4.7	401.4	25.2	93.1	(357.4)	167.0
Long-term debt	0.0	398.5	0.0	57.9	(160.0)	296.4
Other long-term liabilities	0.0	81.1	2.4	29.5	0.0	113.0

Total liabilities	4.7	881.0	27.6	180.5	(517.4)	576.4
Koppers shareholders’ equity	163.4	(409.3)	449.1	227.8	(267.6)	163.4
Noncontrolling interests	0.0	0.0	0.0	21.3	0.0	21.3

Total liabilities and equity	$168.1	$471.7	$476.7	$429.6	$(785.0)	$761.1

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	86.8	(345.8)	162.7
Inventories, net	0.0	102.2	0.0	93.9	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	30.1	0.0	40.9

Total current assets	6.9	221.3	326.2	272.9	(346.1)	481.2
Equity investments	148.7	77.1	27.3	3.8	(251.1)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	55.4	0.0	161.1
Goodwill	0.0	39.8	0.0	35.8	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	6.1	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	52.5	(165.9)	29.1

Total assets	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$60.6	$(345.9)	$103.5
Accrued liabilities	4.9	15.9	12.2	44.7	0.0	77.7

Total current liabilities	5.0	387.6	29.2	105.3	(345.9)	181.2
Long-term debt	0.0	397.6	0.0	64.4	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	31.0	0.0	134.6

Total liabilities	5.0	886.4	31.6	200.7	(511.8)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	208.3	(251.3)	150.6
Noncontrolling interests	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$426.5	$(763.1)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$32.6	$39.7	$0.0	$16.8	$(23.5)	$65.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(13.3)	0.0	(16.1)	0.0	(29.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.4	0.0	1.0	0.0	2.4

Net cash provided by (used in) investing activities	0.0	(11.9)	0.0	(15.1)	0.0	(27.0)
Cash provided by (used in) financing activities:
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	(1.2)
Dividends paid	(15.3)	(23.5)	0.0	0.0	23.5	(15.3)
Other financing activities	0.0	0.0	0.0	2.3	0.0	2.3
Stock issued (repurchased)	(17.3)	0.0	0.0	0.0	0.0	(17.3)

Net cash provided by (used in) financing activities	(32.6)	(24.7)	0.0	2.3	23.5	(31.5)
Effect of exchange rates on cash	0.0	0.1	0.0	(1.5)	0.0	(1.4)

Net increase (decrease) in cash and cash equivalents	0.0	3.2	0.0	2.5	0.0	5.7
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$8.0	$0.0	$64.4	$0.0	$72.4

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$21.8	$32.0	$0.0	$15.5	$(14.8)	$54.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(12.2)	0.0	(3.6)	0.0	(15.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.3	0.0	0.4	0.0	0.7

Net cash provided by (used in) investing activities	0.0	(11.9)	0.0	(3.2)	0.0	(15.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.1	(5.0)	0.0	(0.1)	0.0	(5.0)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Stock issued (repurchased)	(7.4)	0.0	0.0	0.0	0.0	(7.4)
Dividends paid	(14.5)	(14.8)	0.0	0.0	14.8	(14.5)

Net cash provided by (used in) financing activities	(21.8)	(19.9)	0.0	(0.1)	14.8	(27.0)
Effect of exchange rates on cash	0.0	(0.1)	0.0	2.5	0.0	2.4

Net increase (decrease) in cash and cash equivalents	0.0	0.1	0.0	14.7	0.0	14.8
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.1	$0.0	$68.8	$0.0	$68.9

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

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows. Certain amounts have been reclassified in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 to reflect affiliated dividends and affiliated interest income.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$230.1	$11.9	$120.7	$43.4	$(10.9)	$395.2
Cost of sales including depreciation and amortization	0.0	197.5	7.2	103.6	40.5	(11.0)	337.8
Selling, general and administrative	0.5	10.8	0.1	5.5	1.4	0.0	18.3

Operating profit (loss)	(0.5)	21.8	4.6	11.6	1.5	0.1	39.1
Other income (expense)	19.4	0.4	1.1	0.7	0.1	(20.4)	1.3
Interest expense (income)	0.0	6.7	0.2	0.6	0.2	(1.0)	6.7
Income taxes	(0.2)	10.2	0.0	3.8	0.3	0.0	14.1

Income from continuing operations	19.1	5.3	5.5	7.9	1.1	(19.3)	19.6
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$19.1	$5.3	$5.5	$7.8	$0.7	$(19.3)	$19.1

Comprehensive income attributable to Koppers	$25.8	$6.4	$5.7	$13.2	$1.3	$(26.6)	$25.8

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$238.2	$15.1	$118.6	$29.2	$(13.2)	$387.9
Cost of sales including depreciation and amortization		211.0	9.3	102.3	27.4	(11.9)	338.1
Selling, general and administrative	0.4	11.6	0.4	5.6	1.0	0.0	19.0

Operating profit (loss)	(0.4)	15.6	5.4	10.7	0.8	(1.3)	30.8
Other income (expense)	16.3	0.4	0.3	0.1	(0.2)	(16.3)	0.6
Interest expense (income)	0.1	6.9	0.0	1.0	0.2	(1.3)	6.9
Income taxes	(0.2)	7.0	0.1	1.4	0.0	0.0	8.3

Income from continuing operations	16.0	2.1	5.6	8.4	0.4	(16.3)	16.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.2	0.0	0.2

Net income attributable to Koppers	$16.0	$2.1	$5.6	$8.4	$0.2	$(16.3)	$16.0

Comprehensive income attributable to Koppers	$25.0	$3.3	$8.1	$14.3	$0.4	$(26.1)	$25.0

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.3	$48.5	$348.6	$123.9	$(44.8)	$1,136.5
Cost of sales including depreciation and amortization	0.0	580.6	34.3	305.7	116.1	(44.9)	991.8
Selling, general and administrative	1.5	29.7	0.7	16.8	3.5	0.0	52.2

Operating profit (loss)	(1.5)	50.0	13.5	26.1	4.3	0.1	92.5
Other income (expense)	45.4	1.3	6.3	0.8	0.7	(51.7)	2.8
Interest expense (income)	0.0	20.2	0.1	2.5	0.6	(3.2)	20.2
Income taxes	(0.6)	21.3	0.2	7.4	1.0	0.0	29.3

Income from continuing operations	44.5	9.8	19.5	17.0	3.4	(48.4)	45.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.2	0.0	1.2

Net income attributable to Koppers	$44.5	$9.8	$19.5	$16.9	$2.2	$(48.4)	$44.5

Comprehensive income attributable to Koppers	$40.8	$13.0	$12.9	$14.4	$2.8	$(43.1)	$40.8

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$689.1	$73.0	$355.4	$111.3	$(48.7)	$1,180.1
Cost of sales including depreciation and amortization	0.0	601.9	49.2	309.6	103.3	(39.7)	1,024.3
Selling, general and administrative	1.3	33.0	1.6	16.7	2.5	0.0	55.1

Operating profit (loss)	(1.3)	54.2	22.2	29.1	5.5	(9.0)	100.7
Other income (expense)	52.9	0.4	0.8	0.1	0.4	(52.9)	1.7
Interest expense (income)	0.1	20.7	0.0	3.0	0.9	(3.9)	20.8
Income taxes	(0.5)	20.5	0.3	7.5	0.7	0.0	28.5

Income from continuing operations	52.0	13.4	22.7	18.7	4.3	(58.0)	53.1
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.0	0.0	1.0

Net income attributable to Koppers	$52.0	$13.4	$22.7	$18.6	$3.3	$(58.0)	$52.0

Comprehensive income attributable to Koppers	$59.8	$16.9	$24.9	$21.4	$3.3	$(66.5)	$59.8

Condensed Consolidating Balance Sheet

September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$8.0	$0.0	$48.3	$16.1	$0.0	$72.4
Restricted cash	0.0	0.0	1.5	0.0	0.0	0.0	1.5
Accounts receivable, net	6.7	100.1	339.8	58.7	34.2	(357.4)	182.1
Inventories, net	0.0	79.5	0.0	79.9	7.2	(0.2)	166.4
Deferred tax assets	0.0	16.2	(1.5)	0.0	0.0	0.0	14.7
Other current assets	0.0	6.5	1.8	10.6	16.2	0.0	35.1

Total current assets	6.7	210.3	341.6	197.5	73.7	(357.6)	472.2
Equity investments	161.3	80.8	27.3	36.4	4.2	(303.8)	6.2
Property, plant and equipment, net	0.0	105.1	0.0	41.0	23.3	0.0	169.4
Goodwill	0.0	39.8	0.0	32.3	1.3	0.0	73.4
Deferred tax assets	0.0	20.1	(12.4)	6.5	(1.6)	0.0	12.6
Other noncurrent assets	0.1	15.6	120.2	10.4	41.1	(160.1)	27.3

Total assets	$168.1	$471.7	$476.7	$324.1	$142.0	$(821.5)	$761.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$384.3	$14.7	$32.9	$20.3	$(357.4)	$94.9
Accrued liabilities	4.6	17.1	10.5	30.3	9.6	0.0	72.1

Total current liabilities	4.7	401.4	25.2	63.2	29.9	(357.4)	167.0
Long-term debt	0.0	398.5	0.0	57.9	0.0	(160.0)	296.4
Other long-term liabilities	0.0	81.1	2.4	22.7	6.8	0.0	113.0

Total liabilities	4.7	881.0	27.6	143.8	36.7	(517.4)	576.4
Koppers shareholders’ equity	163.4	(409.3)	449.1	180.3	84.0	(304.1)	163.4
Noncontrolling interests	0.0	0.0	0.0	0.0	21.3	0.0	21.3

Total liabilities and equity	$168.1	$471.7	$476.7	$324.1	$142.0	$(821.5)	$761.1

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7
Receivables, net	6.9	89.9	324.9	65.9	21.2	(346.1)	162.7
Inventories, net	0.0	102.2	0.0	86.7	7.2	(0.3)	195.8
Deferred tax assets	0.0	16.4	(1.5)	0.0	0.2	0.0	15.1
Other current assets	0.0	8.0	2.8	17.6	12.5	0.0	40.9

Total current assets	6.9	221.3	326.2	210.9	62.3	(346.4)	481.2
Equity investments	148.7	77.1	27.3	30.2	3.8	(281.3)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	40.7	14.7	0.0	161.1
Goodwill	0.0	39.8	0.0	34.4	1.4	0.0	75.6
Deferred tax assets	0.0	33.5	(12.4)	7.6	(1.5)	0.0	27.2
Other noncurrent assets	0.0	15.8	126.7	12.1	40.3	(165.8)	29.1

Total assets	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$371.7	$17.0	$42.2	$18.6	$(346.1)	$103.5
Accrued liabilities	4.9	15.9	12.2	35.7	9.0	0.0	77.7

Total current liabilities	5.0	387.6	29.2	77.9	27.6	(346.1)	181.2
Long-term debt	0.0	397.6	0.0	64.4	0.0	(165.9)	296.1
Other long-term liabilities	0.0	101.2	2.4	24.5	6.5	0.0	134.6

Total liabilities	5.0	886.4	31.6	166.8	34.1	(512.0)	611.9
Koppers shareholders’ equity	150.6	(393.2)	436.2	169.1	69.4	(281.5)	150.6
Noncontrolling interests	0.0	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$493.2	$467.8	$335.9	$121.0	$(793.5)	$780.0

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$32.6	$39.7	$0.0	$14.9	$1.9	$(23.5)	$65.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(13.3)	0.0	(6.6)	(9.5)	0.0	(29.4)
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.4	0.0	1.1	(0.1)	0.0	2.4

Net cash provided by (used in) investing activities	0.0	(11.9)	0.0	(5.5)	(9.6)	0.0	(27.0)
Cash provided by (used in) financing activities:
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	0.0	(1.2)
Dividends paid	(15.3)	(23.5)	0.0	0.0	0.0	23.5	(15.3)
Other financing activities	0.0	0.0	0.0	0.0	2.3	0.0	2.3
Stock issued (repurchased)	(17.3)	0.0	0.0	0.0	0.0	0.0	(17.3)

Net cash provided by (used in) financing activities	(32.6)	(24.7)	0.0	0.0	2.3	23.5	(31.5)
Effect of exchange rates on cash	0.0	0.1	0.0	(1.8)	0.3	0.0	(1.4)

Net increase (decrease) in cash and cash equivalents	0.0	3.2	0.0	7.6	(5.1)	0.0	5.7
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$8.0	$0.0	$48.3	$16.1	$0.0	$72.4

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$21.8	$32.0	$0.0	$21.5	$(6.0)	$(14.8)	$54.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(12.2)	0.0	(3.2)	(0.4)	0.0	(15.8)
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.3	0.0	0.3	0.1	0.0	0.7

Net cash provided by (used in) investing activities	0.0	(11.9)	0.0	(2.9)	(0.3)	0.0	(15.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.1	(5.0)	0.0	0.0	(0.1)	0.0	(5.0)
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Stock issued (repurchased)	(7.4)	0.0	0.0	0.0	0.0	0.0	(7.4)
Dividends paid	(14.5)	(14.8)	0.0	0.0	0.0	14.8	(14.5)

Net cash provided by (used in) financing activities	(21.8)	(19.9)	0.0	0.0	(0.1)	14.8	(27.0)
Effect of exchange rates on cash	0.0	(0.1)	0.0	2.5	0.0	0.0	2.4

Net increase (decrease) in cash and cash equivalents	0.0	0.1	0.0	21.1	(6.4)	0.0	14.8
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$0.1	$0.0	$66.2	$2.6	$0.0	$68.9

19. Related Party Transactions

In November 2011, the Company loaned $11.7 million to TKK, a 30-percent owned company in China. During 2012, TKK made repayments totaling $2.2 million; accordingly the amount of the loan is $9.5 million as of September 30, 2013. The loan is repayable in November 2013 and is expected to be extended for an additional one-year term.

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

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon Steel and Sumikin Chemical (Nippon). A significant portion of the products produced at the tar distillation plant will be sold under a long-term contract with Nippon to supply their carbon black and needle coke plants. The project has commenced and construction of the tar distillation plant is expected to be completed in mid-2014.

We anticipate that the completion of the needle coke and carbon black facilities will occur in the fourth quarter of 2014 and that we will be selling all of our production into the domestic Chinese market until all the facilities in the complex are completed.

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, TISCO, in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries by March 15, 2014 in an effort to improve the air quality in the Tangshan area. The Company’s 60-percent owned subsidiary, KCCC, is located within TISCO’s property and relies on its operations for a significant portion of raw material supply, utilities and other shared services. At the same time, the Tangshan Government requested that KCCC relocate its operations and offered assistance to KCCC in this regard, although no specific details have been provided to us as to the extent and nature of such assistance. Closure of the TISCO coke batteries could impact KCCC’s ability to operate its coal tar distillation plant on a long-term basis. We have entered into discussions with our non-controlling partner in KCCC, TISCO, and the Tangshan Government to evaluate our options, which include remaining at the current location and continuing to operate or remaining at our current location on a temporary basis and transitioning to another location.

The closure or relocation of KCCC’s coal tar distillation facility would have a material adverse effect on our business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2012, KCCC contributed operating profit of approximately $3.5 million after deducting profit attributable to non-controlling interests. As of September 30, 2013, the net book value of fixed assets was approximately $15 million. We believe we would be able to continue to supply all our export commitments with carbon pitch through our other 30-percent owned Chinese company and other commercial relationships in China. However, our margin on export sales would be negatively affected due to our lower ownership interest in these companies.

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

Our businesses and results of operations have been negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue at least through 2013. Additionally, during

2013 our profitability in North America has been negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

As a result of low production levels, we are curtailing operations at our tar distillation facility located in Follansbee, West Virginia in order to reduce our cost structure and improve profitability. The curtailment is expected to result in cost savings of approximately $4 million annually and will result in an estimated charge to earnings of approximately $1.2 million in the fourth quarter of 2013.

We anticipate that there may be additional curtailments or closures at other of our facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

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

Beginning in the third quarter, we have experienced reduced volumes of untreated crossties due to increased competition from lumber markets. This competition has resulted in higher prices and reduced availability for untreated crossties that may result in reduced sales volumes for treated crossties for us in 2014.

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

Results of Operations – Comparison of Three Months Ended September 30, 2013 and 2012

Consolidated Results

Net sales for the three months ended September 30, 2013 and 2012 are summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$241.6	$241.1	0%
Railroad and Utility Products and Services	153.6	146.8	+5%
	$395.2	$387.9	+2%

CMC net sales increased by $0.5 million. Lower sales volumes for phthalic anhydride and lower sales prices for pitch were offset by higher sales volumes for carbon black feedstock and higher prices for naphthalene. The reduced sales volumes for phthalic anhydride were driven partly by competition from European imports, and the lower sales prices for pitch were driven by lower prices in the competitive Middle East market.

RUPS net sales increased by $6.8 million or five percent. The increase was due mainly to higher sales volumes for utility poles mainly as a result of the acquisition of a utility pole business in Australia in November 2012. Lower sales volumes for untreated crossties and lower sales prices for commercial crossties were partially offset by higher sales volumes for treated crossties.

Cost of sales as a percentage of net sales was 84 percent for the quarter ended September 30, 2013 compared to 85 percent for the quarter ended September 30, 2012 due mainly to $3.1 million of charges related to a plant outage and a pitch tank leak in the prior year quarter combined with an environmental reserve reversal of $1.1 million in the quarter ended September 30, 2013 related to the sale of land from a former wood treating site in Australia.

Depreciation and amortization for the quarter ended September 30, 2013 was $0.5 million higher when compared to the prior year period due mainly to the acquisition of a utility pole plant in Australia in November 2012 and higher capital spending levels in 2013.

Selling, general and administrative expenses for the quarter ended September 30, 2013 were $0.7 million lower when compared to the prior year period due mainly to lower pension and compensation expense.

Other income for the quarter ended September 30, 2013 was $0.7 million higher when compared to the prior year due to a gain on sale of land in the third quarter of 2013.

Interest expense for the quarter ended September 30, 2013 was $0.2 million lower than the prior period due to lower average borrowings on the Company’s revolving credit facility.

Income taxes for the quarter ended September 30, 2013 were $5.8 million higher when compared to the prior year period due to an increase in pre-tax income of $9.2 million and the favorable impact of discrete tax items partially offset by an increase in the Company’s effective income tax rate. The Company’s effective income tax rate for the quarter ended on September 30, 2013, exclusive of discrete items, was 46.4 percent as compared to the prior year effective income tax rate of 35.2 percent. The increase in the effective income tax rate is primarily due to changes in the geographical mix of pre-tax earnings.

Segment Results

Segment operating profit for the quarter ended September 30, 2013 and 2012 is summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$21.8	$18.4	+18%
Railroad and Utility Products and Services	17.8	12.8	+39%
Corporate	(0.5)	(0.4)	-25%
	$39.1	$30.8	+27%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	9.0%	7.6%	+1.4%
Railroad and Utility Products and Services	11.6%	8.7%	+2.9%
	9.9%	7.9%	+2.0%

CMC operating profit increased by $3.4 million or 18 percent. Operating profit as a percentage of net sales for CMC increased to 9.0 percent from 7.6 percent in the prior year quarter. Operating profit for the three months ended September 30, 2012 was negatively affected by $3.1 million of charges related to a plant outage and a pitch tank leak.

RUPS operating profit increased by $5.0 million or 39 percent. Operating profit as a percentage of net sales for RUPS increased to 11.6 percent from 8.7 percent in the prior year quarter. Operating profit for the three months ended September 30, 2013 was positively affected by higher sales volumes for treated railroad crossties combined with the acquisition of a utility pole business in Australia in November 2012. Additionally, charges of $1.2 million related to the June 2012 closing of our Grenada wood treating facility were partially offset by $1.1 million of income from environmental reserve reversals related to the third quarter 2013 sale of our former utility pole plant in Australia.

Results of Operations – Comparison of Nine Months Ended September 30, 2013 and 2012

Consolidated Results

Net sales for the nine months ended September 30, 2013 and 2012 are summarized by segment in the following table:

	Nine months ended September 30,		% Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$692.4	$757.3	-9%
Railroad and Utility Products and Services	444.1	422.8	+5%
	$1,136.5	$1,180.1	-4%

CMC net sales decreased by $64.9 million or nine percent. Lower sales volumes for carbon pitch and phthalic anhydride and lower sales prices for carbon pitch more than offset higher sales volumes for carbon black feedstock and higher sales prices for naphthalene. Lower sales volumes for pitch were driven by lower volumes from Chinese operations into the Middle East, lower volumes from Australian operations due to smelter closures in 2012, and lower volumes of pitch in Europe due to smelter closures and difficult economic conditions. Lower sales prices for pitch were due to competition for market share in the Middle East for China operations and lower demand for pitch in Europe due to smelter closures and weak economic conditions. Lower sales volumes for phthalic anhydride were driven mainly by increased volumes of lower priced European imports.

RUPS net sales increased by $21.3 million or five percent. The increase was due mainly to higher sales volumes for treated railroad crossties and the acquisition of a utility pole business in Australia in November 2012.

Cost of sales as a percentage of net sales was 85 percent for the nine months ended September 30, 2013, the same as for the nine months ended September 30, 2012.

Depreciation and amortization for the nine months ended September 30, 2013 was $0.7 million higher when compared to the prior year period due mainly to the acquisition of a utility pole business in Australian in November 2012 and higher capital expenditures in 2013, which more than offset a $0.6 million impairment charge in the prior year period.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $2.9 million lower when compared to the prior year period due mainly to lower compensation and pension expense.

Other income for the nine months ended September 30, 2013 was $1.1 million higher when compared to the prior year period due mainly to gains on sales of land totaling $1.8 million in the nine months ended September 30, 2013, which more than offset lower equity income in 2013.

Interest expense for the nine months ended September 30, 2013 was $0.6 million lower than the prior period due to lower average borrowings on the Company’s revolving credit facility.

Income taxes for the nine months ended September 30, 2013 were $0.8 million higher when compared to the prior year period due primarily to an increase in the Company’s effective income tax rate partially offset by a decrease in pre-tax income of $6.5 million and the favorable impact of discrete tax items. The Company’s effective income tax rate prior to discrete items for the nine months ended September 30, 2013 was 43.0 percent as compared to the prior year period of 34.7 percent. The increase in the Company’s effective income tax rate is primarily due to changes in the geographical mix of pre-tax income.

Segment Results

Segment operating profit for the nine months ended September 30, 2013 and 2012 is summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$47.4	$65.1	-27%
Railroad and Utility Products and Services	46.6	36.9	+26%
Corporate	(1.5)	(1.3)	-15%
	$92.5	$100.7	-8%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	6.8%	8.6%	-1.8%
Railroad and Utility Products and Services	10.5%	8.7%	+1.8%
	8.1%	8.5%	-0.4%

CMC operating profit decreased by $17.7 million or 27 percent. Operating profit as a percentage of net sales for CMC decreased to 6.8 percent from 8.6 percent in the prior year period. Operating profit for the nine months ended September 30, 2013 was negatively affected by lower profitability from European operations due to weak economic conditions combined with lower sales volumes for phthalic anhydride in North America mainly as a result of lower end-market demand combined with increased levels of European imports.

RUPS operating profit increased by $9.7 million or 26 percent. Operating profit as a percentage of net sales for RUPS increased to 10.5 percent from 8.7 percent in the prior year period. Operating profit for the nine months ended September 30, 2013 was positively affected by higher sales volumes for railroad crossties and the acquisition of a utility pole business in Australia in November 2012. For the nine months ended September 30, 2013 charges of $2.1 million related to the June 2012 closing of our Grenada wood treating facility were partially offset by $1.1 million of income from environmental reserve reversals related to the third quarter 2013 sale of our former utility pole plant in Hume, Australia.

Cash Flow

Net cash provided by operating activities was $65.6 million for the nine months ended September 30, 2013 as compared to net cash provided by operating activities of $54.5 million for the nine months ended September 30, 2012. The net increase of $11.1 million in cash from operations is due primarily to lower working capital increases compared to the prior year period, which more than offset lower net income in the first nine months of 2013. The lower working capital increases related mainly to a reduction in inventory levels primarily as a result of lower RUPS inventory of wood crossties due to availability. Funding of post-retirement pension plans totaled $19.9 million in 2013 as compared to $15.7 million in 2012.

Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $15.1 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities of $11.9 million is due to a higher level of capital expenditures in the first nine months of 2013 compared to the prior year period, primarily related to spending on the new coal tar distillation plant located in Pizhou City, Jiangsu Province, China.

Net cash used in financing activities was $31.5 million for the nine months ended September 30, 2013 as compared to net cash used by financing activities of $27.0 million for the quarter ended September 30, 2012. The increased in cash used in financing activities of $4.5 million is due mainly to higher common stock repurchases of $9.3 million in the nine months ended September 30, 2013.

Dividends paid were $15.3 million in the nine months ended September 30, 2013 as compared to dividends paid of $14.5 million for the nine months ended September 30, 2012. Dividends paid in the first nine months of 2013 reflect an increase in the quarterly dividend to 25 cents per common share compared to 24 cents per common share in the prior year.

On November 6, 2013, our board of directors declared a quarterly dividend of 25 cents per common share, payable on January 6, 2014 to shareholders of record as of November 18, 2013.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2013 the basket totaled $211.0 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.”

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $300.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. We have notified our banking group in November 2013 that we intend to exercise our right under the revolving credit facility agreement to increase the revolving credit facility to $350.0 million subject to credit approval.

As of September 30, 2013, we had $286.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2013, $9.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2013 (dollars in millions):

Cash and cash equivalents(1)	$72.4
Amount available under revolving credit facility	286.9
Amount available under other credit facilities	5.6

Total estimated liquidity	$364.9

(1)	Cash includes approximately $64 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $21 million.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2013, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $40 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar facility in China. Construction has commenced and is expected to be completed by mid-2014. The Company’s expected capital spending for the majority-owned facility is approximately $25 million for the remainder of 2013 and will be financed by available cash and incremental financing. We expect to borrow up to approximately $32 million on a committed loan facility to fund our construction costs. We anticipate that the committed loan facility agreement will close in November 2014.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2013 was 1.5.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.0. The leverage ratio at September 30, 2013 was 1.73.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At September 30, 2013, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in millions)
July 1 – July 31	0	$0.00	0	$0.0
August 1 – August 31	330,000	$39.50	330,000	$55.5
September 1 – September 30	69,900	$39.58	69,900	$52.8

(1)	On November 2, 2011, the board of directors approved a common stock repurchase program to allow for the repurchase of up to $75.0 million of common stock from time to time on the open market or in privately negotiated transactions. This column discloses the number of shares purchased on the open market pursuant to such program during the indicated time periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.81*	Amendment No. 3 to Employment Agreement with Steven R. Lacy effective August 7, 2013

10.82*	Amendment No. 4 to Employment Agreement with Brian McCurrie effective August 7, 2013

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 7, 2013	By:	/S/ LEROY M. BALL

Leroy M. Ball Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)