Form 10-K
period 2013-12-31
Koppers Holdings Inc.
filed 2014-03-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2013 was $774.0 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2014, 20,634,103 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2013 Annual Report

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

Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc. We are a leading integrated global provider of carbon compounds and commercial wood treatment products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark, Canada, and the Netherlands.

We operate two principal business segments: Carbon Materials and Chemicals and Railroad and Utility Products and Services.

Our operations are, to a substantial extent, vertically integrated. Through our Carbon Materials and Chemicals business, we process coal tar into a variety of products, including carbon pitch, creosote, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our Railroad and Utility Products and Services business, we believe that we are the largest supplier of railroad crossties to the North American railroads.

Carbon Materials and Chemicals

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

Our Carbon Materials and Chemicals business (“CMC”) manufactures the following principal products:

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

Koppers Holdings Inc.    2013 Annual Report

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

In the United States, these supply contracts generally have terms ranging from two to 25 years, and most provide options for renewal. Pricing under these contracts is generally either formula-based, with adjustments on an annual or semi-annual basis, or fixed for the duration of the contract. Our primary European supply contracts either extend indefinitely unless terminated by five years advance notice, or have an initial term of 10 years after which they will extend indefinitely unless terminated by one year advance notice. These contracts contain formula-based pricing, which is reviewed or adjusted on a monthly, quarterly or annual basis. Our primary Australian supply contracts have terms ranging from five to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have raw material contracts in place with each of our respective joint venture partners. These contracts are coterminous with the applicable joint venture arrangement and provide for formula-based pricing adjusted on a monthly or quarterly basis.

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

Creosote & Carbon Black Feedstock

In the United States and Canada, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our domestically produced creosote is sold to our Railroad and Utility Products and Services business. In Australia, China and Europe, creosote is sold primarily into the carbon black market for use as a feedstock in the production of carbon black. In Europe and China creosote is also sold to wood treaters. Our wood treating plants in North America purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in this market that is integrated in this fashion. The remainder of our creosote is sold to railroads and other wood treaters.

Other Products

Other products include the sale of refined tars, benzole and specialty chemicals.

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers. Our nine coal tar distillation facilities including joint ventures and four carbon materials terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products.

Railroad and Utility Products and Services

Our Railroad and Utility Products and Services business (“RUPS”) sells treated and untreated wood products, rail joint bars and services primarily to the railroad and public utility markets in the United States, Canada and Australia. We also produce concrete crossties, a complementary product to our wood treatment business, through a joint venture in the United States.

Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The RUPS business operates 14 wood treating plants, one rail joint bar manufacturing facility and 12 pole distribution yards located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

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

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our CMC business. A substantial portion of our crossties are treated with borate, which is purchased from outside suppliers, in combination with creosote.

We believe we are the largest supplier of railroad crossties in North America. There is one principal competitor and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers.

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 23 million replacement crossties (both wood and non-wood) purchased during 2013. We currently supply all seven of the North American Class I railroads and have contracts with six of them.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Utility poles are produced mainly from softwoods such as pine in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. We treat poles with a variety of preservatives, including pentachlorophenol and copper chrome arsenates.

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

We have a number of principal competitors in the U.S. utility products market. There are few barriers to entry in the utility products market, which consists of one large North American competitor and many regional wood treating companies operating small to medium-size plants and serving local markets.

Koppers Holdings Inc.    2013 Annual Report

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

Research and Development

Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch. Expenditures for research and development were $2.4 million, $2.3 million and $1.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Employees and Employee Relations

As of December 31, 2013, we had 603 salaried employees and 986 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials and Chemicals	304	366	670
Railroad and Utility Products and Services	206	618	824
Administration	93	2	95

Total Employees	603	986	1,589

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

The U.S. and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last four years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $350 million revolving credit agreement with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2013, we had $331 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our revolving credit agreement.

Koppers Holdings Inc.    2013 Annual Report

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

At December 31, 2013, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $289 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In 2013, we recognized impairment charges of approximately $12 million for three coal tar distillation plants located in the Netherlands, China and the United States. In 2011, we recognized a charge of $20 million related to a decision to close our Australian carbon black facility. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

Our products are sold primarily into markets which historically have been cyclical, such as the aluminum and specialty chemical markets.

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

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product. For the year ended December 31, 2013, our top ten customers accounted for approximately 40 percent of our net sales. During this same period, our two largest customers combined accounted for approximately fourteen percent of our total net sales.

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

The primary raw material used by our Carbon Materials and Chemicals business is coal tar, a by-product of furnace coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses and we may be unable to pass these costs on to our customers.

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

Koppers Holdings Inc.    2013 Annual Report

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2013 and December 31, 2012 were $11.9 million and $14.1 million, respectively, which include provisions primarily for environmental fines and remediation. For the last three fiscal years, our annual capital expenditures in connection with environmental control facilities averaged approximately $4 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $17 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $9 million for 2014. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Member States of the European Union each have an overall cap on emissions which are approved by the European Commission and implement the EU Emissions Trading Directive as a commitment to the Kyoto Protocol. Under this Directive, organizations apply to the Member State for an allowance of GHG emissions. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to purchase sufficient allowances will require the purchase of allowances at a current market price.

Legislation aimed at reducing GHG emissions by placing a cost on the production of GHG emissions was introduced and passed by the Australian government in 2011. The legislation was to be implemented using a two stage approach. The first stage was to be a fixed price carbon pricing mechanism which commenced on July 1, 2012 with a price that was to be fixed for the first three years. The second stage was to be a market-based emissions trading arrangement commencing on July 1, 2015 where the carbon price was to transition from a fixed price to a market price. A new Australian government was elected in September 2013. This new government has introduced a package of bills to repeal the carbon tax. These bills have successfully passed through the lower house of parliament but have not yet passed through the upper house of parliament. If successfully passed through the upper house, the bills will abolish the carbon tax effective July 1, 2014.

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

We have operations in the United States, Australia, China, the United Kingdom, the Netherlands, Canada and Denmark, and sell our products in many foreign countries. For the year ended December 31, 2013, net sales from products sold by our foreign subsidiaries accounted for approximately 40 percent of our total net sales.

Koppers Holdings Inc.    2013 Annual Report

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

Litigation against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse effect on us.

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

As of December 31, 2013, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $32 million. Our pension asset funding to total pension obligation ratio was 87 percent as of December 31, 2013. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total approximately $10 million at December 31, 2013.

During the years ended December 31, 2013 and December 31, 2012, we contributed $22.5 million and $22.4 million, respectively, to our post-retirement benefit plans. With respect to our U.S. defined benefit pension plan which is our largest plan, we had funding obligations of approximately $7 million in 2013. We estimate that mandatory funding for this plan will be approximately $5 million in 2014 and approximately $8 million in 2015.

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

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility, any of which could cause us to incur significant charges.

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

Koppers Holdings Inc.    2013 Annual Report

Some specific factors that may have a significant effect on our common stock market price include the following:

¡	actual or anticipated fluctuations in our operating results or future prospects;

¡	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, (the “SEC”);

¡	strategic actions by us or our competitors, such as acquisitions or restructurings;

¡	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

¡	changes in accounting standards, policies, guidance, interpretations or principles;

¡	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

¡	sales of common stock by us, members of our management team or a significant shareholder; and

¡	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the aluminum or railroad industry generally.

We cannot predict the extent to which investor interest in our company will continue to support an active trading market for our common stock on the New York Stock Exchange (the “NYSE”) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) and Bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

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

Koppers Holdings Inc.    2013 Annual Report

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

We may be able to incur substantial additional indebtedness in the future. The terms of the Senior Notes indenture and Koppers Inc.’s revolving credit facility do not fully prohibit us from doing so. Koppers Inc.’s $350.0 million revolving credit facility permits additional borrowing and all of those borrowings would rank senior to the Senior Notes and the guarantees to the extent of the collateral securing such facility. In addition, the indenture relating to the Senior Notes will permit us to incur all of those borrowings under Koppers Inc.’s revolving credit facility and substantial additional indebtedness, including additional secured indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

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

The Senior Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2013, we have a $350.0 million secured revolving credit facility. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness. The Senior Notes do not have the right to any security interests in any collateral.

In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of the Senior Notes then outstanding. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that are deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of our Senior Notes that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of our secured indebtedness.

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

The claims of holders of Senior Notes will be structurally subordinated to claims of creditors of any of Koppers Inc.’s subsidiaries that do not guarantee the notes.

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially

Koppers Holdings Inc.    2013 Annual Report

no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2013, the non-guarantor subsidiaries had approximately $140 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $590 million, or 40 percent of our net sales and approximately $28 million, or 28 percent of our operating profit, for the year ended December 31, 2013, and approximately $397 million, or 51 percent of our total assets as of December 31, 2013. Amounts are presented after giving effect to intercompany eliminations.

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

Primary Product Line	Location	Description of Property Interest
Carbon Materials and Chemicals
Carbon pitch	Clairton, Pennsylvania	Owned
Carbon pitch	Follansbee, West Virginia	Owned
Carbon pitch(a)	Jingtang, Hebei Province, China	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch(b)	Pizhou, Jiangsu Province, China	Leased
Carbon pitch	Port Clarence, United Kingdom	Owned
Carbon pitch	Portland, Oregon	Leased
Carbon pitch	Scunthorpe, United Kingdom	Owned
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned
Carbon pitch	Tangshan, Hebei Province, China	Leased
Carbon pitch(c)	Uithoorn, the Netherlands	Leased

Railroad and Utility Products and Services
Railroad crossties(d)	Ashcroft, British Columbia, Canada	Owned
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties, utility poles	Denver, Colorado	Owned
Railroad crossties, utility poles	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Green Spring, West Virginia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Concrete crossties(e)	Portsmouth, Ohio	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

(a)	Ownership percentage is 30 percent.
(b)	Tar distillation production is expected to commence in mid-2014.
(c)	Tar distillation activities are expected to be discontinued in mid-2014.
(d)	Acquired on January 20, 2014.
(e)	Ownership percentage is 50 percent.

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

Koppers Holdings Inc.    2013 Annual Report

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of March 3, 2014. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Walter W. Turner	67	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. and Director of Koppers Holdings Inc. and Koppers Inc.
Leroy M. Ball	45	Vice President and Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	57	Vice President, Global Business Services and Technology, Koppers Inc.
Joseph P. Dowd	53	Vice President, North American Carbon Materials and Chemicals, Koppers Inc.
Daniel R. Groves	47	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	53	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	58	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	59	Vice President and General Manager, Railroad and Utility Products and Services, Koppers Inc.
Mark R. McCormack	54	Vice President, Australian Operations, Koppers Inc.
Brian H. McCurrie	53	Senior Vice President, Global Carbon Materials and Chemicals, Koppers Inc.
Markus G. Spiess	53	Vice President, Global Sales and Marketing, Global Carbon Materials and Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	50	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	49	Vice President, China Operations, Koppers Inc.

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

Mr. Dowd joined Koppers Inc. and was elected Vice President, North American Carbon Materials and Chemicals, Koppers Inc. effective July 2012. Prior to joining Koppers, Mr. Dowd was General Manager and Vice President of North American Recycling for Exide Technologies, Inc. (lead-acid battery manufacturing) from September 2010 to October 2011. Prior to that, Mr. Dowd was Global President and Chief Operating Officer of Silberline Manufacturing Co., Inc. (specialty chemicals) from March 2005 to October 2009.

Mr. Groves joined Koppers Inc. and was elected Vice President, Human Resources in May 2011. Prior to joining Koppers Inc. in May 2011, Mr. Groves was Senior Vice President – HR Business Partner at PNC Financial Services Group, Inc. (financial services) from May 2010 to April 2011. From April 2007 to July 2009, Mr. Groves was Vice President – Human Resources at Highmark, Inc. (health insurance). Prior to that, Mr. Groves served as Director of Compensation and HRIS from March 2005 to April 2007 at Highmark, Inc.

Ms. Hyde was elected Vice President, Safety and Environmental Affairs of Koppers Inc. in January 2005. Prior to that, Ms. Hyde held the position of Manager, Environmental Department of Koppers Inc. since 1999.

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary in November 2004 and has been Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary of Koppers Inc. in July 2002.

Mr. Loadman was elected Vice President and General Manager, Railroad and Utility Products and Services of Koppers Inc. in November 1994.

Mr. McCormack was elected Vice President, Australian Operations of Koppers Inc. in November 2006. Mr. McCormack had been elected Vice President, Global Marketing, Sales and Development, Carbon Materials and Chemicals of Koppers Inc. in February 2002.

Mr. McCurrie was elected Senior Vice President, Global Carbon Materials and Chemicals of Koppers Inc. in February 2010. Mr. McCurrie had been Vice President and Chief Financial Officer of Koppers Inc. since October 2003.

Mr. Spiess was elected Vice President, Global Sales and Marketing, Global Carbon Materials and Chemicals of Koppers Inc. in February 2011. Mr. Spiess had been Vice President, Global Supply, European Marketing and Sales, European Operations of Koppers Inc. since November 2007. From July 2007 through October 2007, Mr. Spiess was a Business Development Manager for L&M Rohstoffhandelsgesellschaft GmbH (ferroalloy and bulk trading). Prior to that, Mr. Spiess was the executive Vice President, Aromatics Division for Ruetgers Chemicals GmbH (coal tar distillation for chemical industry).

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

Koppers Holdings Inc.    2013 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2014 was 92.

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

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2013 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2013. The selected historical consolidated financial data for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2013	2012	2011	2010	2009
(Dollars in millions, except share and per share amounts)
Statement of Income Data:
Net sales	$1,478.3	$1,555.0	$1,466.2	$1,190.5	$1,075.2
Depreciation and amortization	29.7	27.6	26.9	24.8	23.2
Impairment charges	11.9	0.6	0.0	1.8	0.0
Operating profit(1)	100.3	126.6	122.7	98.1	93.7
Interest expense	26.8	27.9	27.2	27.1	36.3
Loss on extinguishment of debt(2)	0.0	0.0	0.0	0.0	22.4
Income from continuing operations	40.2	67.3	57.5	44.6	21.4
(Loss) income from discontinued operations(3)	(0.1)	(0.1)	(19.9)	0.1	0.3
Loss on sale of Koppers Arch(4)	0.0	0.0	0.0	(0.2)	0.0
Loss on sale of Monessen(5)	0.0	0.0	0.0	0.0	(0.3)
Net income	40.1	67.2	37.6	44.5	21.4
Net income attributable to Koppers	40.4	65.6	36.9	44.1	18.8
Earnings Per Common Share Data:
Basic – continuing operations	$1.96	$3.18	$2.75	$2.14	$0.92
Diluted – continuing operations	1.94	3.14	2.72	2.13	0.91
Weighted average common shares outstanding (in thousands):
Basic	20,575	20,681	20,599	20,543	20,446
Diluted	20,815	20,927	20,833	20,676	20,561
Balance Sheet Data:
Cash and cash equivalents(6)	$82.2	$66.7	$54.1	$35.3	$58.4
Total assets	784.9	780.0	730.7	669.2	664.4
Total debt	303.1	296.1	302.1	296.4	335.3
Other Data:
Capital expenditures:(7)	$72.9	$28.9	$32.5	$28.5	$17.5
Cash dividends declared per common share	$1.00	$0.96	$0.88	$0.88	$0.88

(1)	Includes fixed asset impairment charges totaling $11.9 million in 2013 primarily consisting of writedowns related to the Company’s coal tar distillation facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia.
(2)	Includes loss on the extinguishment of Senior Discount Notes and Senior Secured Notes in 2009.
(3)	In March 2012, we completed run-off activities at our closed carbon black facility located in Kurnell, Australia (the “carbon black facility”). The costs related to this closure totaled $41.0 million in 2011. The carbon black facility’s results of operations have been classified as a discontinued operation for all periods presented.
(4)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”).
(5)	In October 2008, we sold our 95 percent interest in Koppers Monessen Partners LP (“Monessen”).
(6)	Includes cash of discontinued operations.
(7)	Excludes capital expenditures of the carbon black facility, a discontinued operation, of $0.7 million, $1.4 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009.

Koppers Holdings Inc.    2013 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of chemicals, carbon compounds and treated wood products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete, and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark, Canada and the Netherlands.

We operate two principal businesses: Carbon Materials and Chemicals (“CMC”) and Railroad and Utility Products and Services (“RUPS”).

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

In January 2014, we announced the acquisition of a crosstie treating plant in Ashcroft, British Columbia, Canada from Tolko Industries, Inc. for a purchase price of approximately $32.7 million. The facility, which is estimated to provide approximately $30 million in annual revenue, gives Koppers an operating presence in the Canadian railroad market.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term contract with Nippon to supply their carbon black and needle coke plants. The project has commenced and construction of the tar distillation plant is expected to be completed in mid-2014. We anticipate that the completion of the needle coke and carbon black facilities will occur in the fourth quarter of 2014 and that we will be selling all of our production into the domestic Chinese market until all the facilities in the complex are completed.

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, TISCO, in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries by March 15, 2014 in an effort to improve the air quality in the Tangshan area. The Company’s 60-percent owned subsidiary, KCCC, is located within TISCO’s property and relies on its operations for a significant portion of raw material supply, utilities and other shared services. At the same time, the Tangshan Government requested that KCCC relocate its operations and offered assistance to KCCC in this regard, although no specific details have been provided to us as to the extent and nature of such assistance. Closure of the TISCO coke batteries could impact KCCC’s ability to operate its coal tar distillation plant on a long-term basis. We have entered into discussions with our non-controlling partner in KCCC, TISCO, and the Tangshan Government to evaluate our options.

The closure or relocation of KCCC’s coal tar distillation facility could have a material adverse effect on our business, financial condition, cash flow and results of operations. For the year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests. As of December 31, 2013, after recording an impairment charge of $4.0 million of which $2.4 million represents Koppers ownership interest, the net book value of Koppers ownership interest in fixed assets was approximately $6 million. Of this amount, approximately $5 million relates directly to the facility and will be subject to accelerated depreciation over a three-year period. We believe that if necessary we will be able to supply all of our export commitments with carbon pitch supplied from TKK, our 30-percent owned Chinese facility, and our facility in Jiangsu Province that is currently under construction, as well as from other commercial interests in China. However, our profit margins may be negatively affected due to our lower ownership interest in TKK.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

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

The primary product produced by CMC is carbon pitch, which is sold primarily to the aluminum industry to be used in the production of carbon anodes. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years. Our operations in China have generally had lower profit margins than our operations in the mature regions due to a difficult pricing environment in the Middle East and in China as those regions have experienced an excess supply of pitch.

Our businesses and results of operations have also been negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the next six months. Additionally, during 2013 our profitability in North America was negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

As a result of the items noted above, we are curtailing operations at several of our CMC facilities including Follansbee, West Virginia, Uithoorn, The Netherlands, and Portland, Oregon in an effort to reduce costs and improve profitability. The curtailments resulted in charges to earnings of approximately $9.6 million in the fourth quarter of 2013 and are expected to result in cost savings of approximately $9 million in 2014.

There may be additional curtailments or closures at our other facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, in recent years our coal tar costs have demonstrated a stronger correlation to the price of oil, which has resulted in higher raw material and finished product costs to the extent that the price of oil has increased.

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, our sales volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively affected by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber from the forests. Additionally, some of our Class I railroad customers, who make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

Koppers Holdings Inc.    2013 Annual Report

In the second half of 2013 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition has resulted in higher prices and reduced availability for crossties that may result in reduced sales volumes for crossties for us in 2014.

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

Seasonality and Effects of Weather on Operations

Our quarterly operating results fluctuate due to a variety of factors that are outside of our control, including inclement weather conditions, which in the past have affected operating results. Operations at some of our facilities have at times been reduced during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that we may experience material fluctuations in quarterly operating results. Historically, our operating results have been significantly lower in the first and fourth calendar quarters as compared to the second and third calendar quarters.

Results of Operations – Comparison of Years Ended December 31, 2013 and December 31, 2012

Consolidated Results

Net sales for the years ended December 31, 2013 and 2012 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals	$906.1	$999.7	-9%
Railroad and Utility Products and Services	572.2	555.3	+3%

	$1,478.3	$1,555.0	-5%

Carbon Materials and Chemicals net sales for the year ended December 31, 2013 decreased by $93.6 million or nine percent. Lower sales volumes and prices for carbon pitch decreased sales by six percent over the prior year driven by depressed market conditions in Europe, a low pricing environment in Middle East markets, and smelter closures in Europe and Australia that occurred during 2012. Sales volumes for coal tar chemicals decreased sales by three percent driven by lower sales volumes for phthalic anhydride in the United States and lower sales volumes for naphthalene in Europe. The reduced sales volumes for phthalic anhydride were due mainly to a customer plant closure, lower demand from plasticizer markets due to substitute products, and increased levels of imports from Europe.

Railroad and Utility Products and Services net sales for the year ended December 31, 2013 increased by $16.9 million or three percent. Sales volumes and prices for utility poles increased sales by five percent mainly due to the acquisition of a utility pole business in Australia in November 2012, which more than offset a reduction in sales volumes for untreated crossties of one percent due to competitive hardwood lumber markets.

Cost of sales as a percentage of net sales was 86 percent for the year ended December 31, 2013 compared to 85 percent in the prior year due to $6.2 million of charges for restructuring and tank cleaning costs in 2013. Overall, cost of sales decreased by $59.9 million when compared to the prior year period due primarily to lower sales volumes and prices for CMC.

Depreciation and amortization and Impairment charges for the year ended December 31, 2013 were $13.4 million higher combined when compared to the prior year due mainly to $12.0 million of impairment charges related to our CMC facilities located in Tangshan, China, Uithoorn, The Netherlands, Follansbee, West Virginia, and Portland, Oregon.

Selling, general and administrative expenses for the year ended December 31, 2013 were $3.9 million lower when compared to the prior year period due primarily to lower compensation-related expenses.

Interest expense for the year ended December 31, 2013 was $1.1 million lower when compared to the prior year period reflecting lower average debt levels in 2013.

Income taxes for the year ended December 31, 2013 were $3.5 million higher when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2013 was 47.8 percent as compared to 33.1 percent in the prior year. The increase in the effective income tax rate is due to the non-deductibility of $11.0 million of impairment expenses in Europe and China for 2013 combined with the favorable impact in 2012 of tax benefits related to foreign tax credits and domestic manufacturing deductions totaling $1.6 million and the recognition of certain state tax net operating loss carryforwards related to prior tax years of $1.5 million.

Segment Results

Segment operating profit for the years ended December 31, 2013 and 2012 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2013	2012
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$43.9	$83.1	-47%
Railroad and Utility Products and Services	58.3	45.1	+29%
Corporate	(1.9)	(1.6)	-19%

	$100.3	$126.6	-21%

Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	4.8%	8.3%	-3.5%
Railroad and Utility Products and Services	10.2%	8.1%	+2.1%

	6.8%	8.1%	-1.3%

Carbon Materials and Chemicals operating profit for the year ended December 31, 2013 decreased by $39.2 million or 47 percent compared to the prior year. CMC operating profit as a percent of sales decreased to 4.8 percent from 8.3 percent in the prior year due mainly to $16.5 million of restructuring and tank cleaning charges combined with lower sales volumes and prices for carbon pitch, lower sales volumes for phthalic anhydride, and lower capacity utilization, which more than offset $3.9 million of certain items recognized in 2012 that did not recur in 2013 including an increase in our allowance for doubtful accounts due to a customer collection issue in Europe, costs related to a pitch tank leak in Australia, and charges related to a plant outage in The Netherlands, partially offset by a refund resulting from a supplier audit of material transport weights.

Railroad and Utility Products and Services operating profit for the year ended December 31, 2013 increased by $13.2 million or 29 percent. Operating profit as a percentage of sales increased to 10.2 percent from 8.1 percent in the prior year due to a favorable product mix for railroad crossties combined with higher profitability and margins from our utility pole business in Australia mainly as a result of the acquisition of the Western Pole business in November 2012.

Results of Operations – Comparison of Years Ended December 31, 2012 and December 31, 2011

Consolidated Results

Net sales for the years ended December 31, 2012 and 2011 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2012	2011
(Dollars in millions)
Carbon Materials and Chemicals	$999.7	$943.1	+6%
Railroad and Utility Products and Services	555.3	523.1	+6%

	$1,555.0	$1,466.2	+6%

Carbon Materials and Chemicals net sales for the year ended December 31, 2012 increased by $56.6 million or six percent. Sales volumes for distillates increased sales by six percent over the prior year due to higher sales volumes of carbon black

Koppers Holdings Inc.    2013 Annual Report

feedstock for Chinese operations combined with higher sales volumes of carbon black feedstock from Australian operations to third parties as a result of the closure of our carbon black plant in 2011. Sales prices for distillates increased sales by two percent due mainly to higher oil prices. Sales prices for pitch increased sales by five percent due to higher raw material costs, and were partially offset by lower sales volumes for pitch of four percent of sales as lower sales volumes for North America, Australia and Europe were partially offset by higher sales volumes from Chinese operations. The lower sales volumes were due mainly to aluminum smelter closures and production cutbacks. Foreign currency translation resulted in a decrease in sales of two percent.

Railroad and Utility Products and Services net sales for the year ended December 31, 2012 increased by $32.2 million or six percent. Sales prices for railroad crossties increased sales by five percent and were partially offset by lower sales volumes for crossties of two percent of sales for the year ended December 31, 2012, with the higher sales prices driven mainly by higher sales volumes of value added products to our Class I railroad customers. Sales volumes and prices for utility poles increased sales by one percent each driven by higher sales volumes in the United States and Australia and higher sales prices in Australia due to product mix.

Cost of sales as a percentage of net sales was 85 percent for the year ended December 31, 2012 which was unchanged from the prior year. Overall, cost of sales increased by $82.3 million when compared to the prior year period due primarily to higher CMC and RUPS sales volumes.

Depreciation and amortization and Impairment charges for the year ended December 31, 2012 were $1.3 million higher combined when compared to the prior year due partially to a fixed asset impairment charge of $0.6 million related to future capital requirements in excess of net cash generation expected from an electricity co-generation facility located at one of the Company’s wood treatment plants in the United States.

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

Income taxes for the year ended December 31, 2012 were $5.4 million lower when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2012 was 33.1 percent as compared to the prior year period of 40.2 percent. The decrease in the effective income tax rate is primarily due to lower net tax reserves of $2.4 million recorded during 2012 as compared to 2011. Income tax expense was also favorably impacted in 2012 by the recognition of tax benefits related to prior years including foreign tax credits and domestic manufacturing deductions totaling $1.6 million and the recognition of certain state tax net operating loss carryforwards of $1.5 million.

Segment Results

Segment operating profit for the years ended December 31, 2012 and 2011 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2012	2011
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$83.1	$89.1	-7%
Railroad and Utility Products and Services	45.1	34.8	+30%
Corporate	(1.6)	(1.2)	-33%

	$126.6	$122.7	+3%

Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	8.3%	9.4%	-1.1%
Railroad and Utility Products and Services	8.1%	6.7%	+1.4%

	8.1%	8.4%	-0.3%

Carbon Materials and Chemicals operating profit for the year ended December 31, 2012 decreased by $6.0 million or seven percent over the prior year. CMC operating profit as a percent of sales decreased to 8.3 percent from 9.4 percent in the prior year due mainly to lower pitch volumes, lower naphthalene prices and higher raw material costs combined with a $3.1 million increase in our allowance for doubtful accounts due to a customer collection issue in Europe, $2.5 million of costs related to a pitch tank leak in Australia, and $1.9 million of charges related to a plant outage in The Netherlands. The pitch tank leak and plant outage are net of insurance recoveries. These items were partially offset by a refund of $3.6 million resulting from a supplier audit of material transport weights.

Railroad and Utility Products and Services operating profit for the year ended December 31, 2012 increased by $10.3 million or 30 percent. Operating profit as a percentage of sales increased to 8.1 percent from 6.7 percent in the prior year as higher sales prices for railroad crossties driven by higher volumes of value added products more than offset lower sales volumes for crossties. Operating profit was also positively impacted by higher profitability and margins from our utility pole business.

Cash Flow

Net cash provided by operating activities was $117.6 million for the year ended December 31, 2013 as compared to net cash provided by operating activities of $77.8 million for the year ended December 31, 2012. Net working capital changes provided $29.4 million in cash in 2013 as compared to net working capital uses of $21.2 million in 2012. The decrease in working capital requirements in 2013 was due primarily to reductions in inventory providing $21.6 million in cash as a result of lower availability for crossties compared to cash used for inventories in 2012 of $26.5 million. Crosstie availability has been reduced due to the shifting of sawmill production to the competing housing and crane mat markets due to higher demand and significantly increased hardwood lumber prices.

Net cash provided by operating activities was $77.8 million for the year ended December 31, 2012 as compared to net cash provided by operating activities of $76.9 million for the year ended December 31, 2011. Net working capital uses for 2012 were $21.2 million as compared to net working capital uses of $8.4 million in 2011. The increase in working capital requirements in 2012 was due primarily to increases in inventory totaling $26.5 million as a result of increased demand for crossties and increased levels of carbon materials to better manage supply chain requirements.

Net cash used in investing activities was $72.3 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $39.9 million for the year ended December 31, 2012 due mainly to expenditures of approximately $37 million in 2013 for the construction of our tar distillation facility in Jiangsu Province in China.

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

Net cash used in financing activities was $30.3 million for the year ended December 31, 2013 as compared to net cash used in financing activities of $27.3 million for the year ended December 31, 2012. The increase in cash used for financing activities was principally due to an increase in stock repurchases of $9.4 million which more than offset an increase in borrowings totaling $6.6 million for the year ended December 31, 2013.

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

Dividends paid were $21.1 million for the year ended December 31, 2013 as compared to dividends paid of $19.5 million for the year ended December 31, 2012. The increase in dividends paid reflects an increase in the annualized dividend to $1.00 per common share in 2013 as compared to $0.96 per common share in 2012, combined with a dividend from our KCCC joint venture in China in 2013 to its non-controlling shareholder.

Koppers Holdings Inc.    2013 Annual Report

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2013 the basket totaled $209.9 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.”

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2013, we had $331.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2013, $19.0 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2013 (dollars in millions):

Cash and cash equivalents(1)	$82.2
Amount available under revolving credit facility	331.0
Amount available under committed construction loan	37.4
Amount available under other credit facilities	0.8

Total estimated liquidity	$451.4

(1)	Cash includes approximately $52 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $365.7 million at December 31, 2012. The increase in estimated liquidity from that date is due primarily to an increase in cash and an increase of $50.0 million due to the November 2013 refinancing of our revolving credit facility.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of our new coal tar distillation facility in China, and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2014, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $49 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar distillation facility in China. Construction of the Company’s new coal tar distillation facility in China is expected to be completed by mid-2014. The Company’s remaining expected capital spending for the majority-owned facility is approximately $35 million and will be financed by available cash and incremental financing from a third party bank and the shareholder of the non-controlling interest.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2013. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Later years
(in millions)
Long-term debt (including accretion)	$306.6	$0.0	$0.7	$5.9	$300.0
Interest on debt	143.3	24.0	48.1	47.6	23.6
Operating leases	130.9	37.0	37.6	26.3	30.0
Purchase commitments(1)	1,418.5	346.4	494.7	395.4	182.0

Total contractual cash obligations	$1,999.3	$407.4	$581.1	$475.2	$535.6

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $23 million in 2014. This includes approximately $15 million of voluntary contributions. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Item 8. Financial Statements and Supplementary Data –Note 15.

As of December 31, 2013, there was $6.1 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 7 to the Company’s consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2013. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Later years
(in millions)
Lines of credit (unused)	$331.8	$0.8	$331.0	$0.0	$0.0
Standby letters of credit	19.0	19.0	0.0	0.0	0.0

Total other commercial commitments	$350.8	$19.8	$331.0	$0.0	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2013 was 1.5.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.50. The leverage ratio at December 31, 2013 was 1.72.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

Koppers Holdings Inc.    2013 Annual Report

At December 31, 2013, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2013, 2012 and 2011, exchange rate fluctuations resulted in an increase (decrease) to comprehensive income of $(10.0) million, $5.9 million and $(2.4) million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $0.5 million $1.7 million and $0.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Inventories. In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 62 percent of the FIFO inventory value at December 31, 2013 and 2012. In 2013, 2012 and 2011, we recorded inventory writedowns of $0.6 million, $0.4 million and $3.3 million, respectively, related to lower of cost or market conditions or the decision to cease manufacturing operations at our carbon black facility in Australia.

Long-Lived Assets. Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated. During 2013, we recorded fixed asset impairment charges of

$11.9 million primarily consisting of writedowns related to the Company’s coal tar distillation facilities located in the Netherlands, China and the United States due to decisions to curtail operations or changes in estimates related to the expected useful lives of the facilities. In 2011 we recorded a fixed asset impairment charge of $20.2 million related to the decision to cease manufacturing operations at our carbon black facility in Australia.

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

Goodwill valuations are performed using projected operating results of the relevant reporting units. We have three reporting units for purposes of goodwill evaluation. These units consist of our CMC operating segment, Railroad Products & Services and Koppers Wood Products. Railroad Products & Services and Koppers Wood Products are one level below our RUPS operating segment. The Railroad Products & Services reporting unit primarily serves the rail industry in the United States and the Koppers Wood Products reporting unit primarily serves the utility and residential markets in Australia.

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Deferred Tax Assets. At December 31, 2013 our balance sheet included $50.2 million of deferred tax assets, net of a $19.7 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. In order to fully realize our deferred tax assets in relation to our temporary differences and exclusive to any net operating losses, we will have to generate approximately $197 million of taxable income. The realization of these deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. In order to fully realize our deferred tax assets (net of valuation allowances) in relation to our state net operating losses, we will have to generate approximately $600 million of taxable income before any applicable adjustments and apportionment fractions per state laws between 2014 and 2026. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future. In 2013, we recorded a deferred tax asset and offsetting valuation allowance against that deferred tax asset of $1.7 million for 2013 foreign net operating losses and other 2013 foreign items that most likely will not be deducted. In 2013, we recorded a deferred tax asset and offsetting valuation allowance against that deferred tax asset of $0.6 million for foreign tax credits earned in prior tax years. In 2013, we recorded a reversal of valuation allowances totaling $0.2 million relating to the recognition of certain state tax net operating loss carryforwards related to prior tax years. Item 8. Financial Statements and Supplementary Data – Note 7 includes information on deferred tax activity during the past two years.

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

Asset Retirement Obligations. We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of

Koppers Holdings Inc.    2013 Annual Report

the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2013, we recorded additional asset retirement obligations of $3.3 million related to storage tank and railcar cleaning costs in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2013, we use our third party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 5.06 percent for our pension plans and 5.25 percent for our other postretirement benefit plans by 0.25 would increase pension obligations and other postretirement benefit plan obligations by $7.3 million and $0.2 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.7 million and $0.0 million, respectively.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 40 percent equity securities and 60 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 6.6 percent for 2014 defined benefit pension expense. Decreasing the 6.6 percent asset rate of return assumption by 0.25 would increase our defined benefit pension expense by $0.5 million.

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

To manage the interest rate risks, we use a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, we enter into foreign currency debt instruments. This reduces the impact of fluctuating currencies on net income and equity. We also use forward exchange contracts to hedge firm commitments up to twelve months and all such contracts are marked to market with the recognition of a gain or loss at each reporting period.

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2013 and 2012. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2013 we had $296.5 million of fixed rate debt and $6.6 million of variable rate debt and at December 31, 2012, we had $296.1 million of fixed rate debt and no variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2013 was approximately two percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2013 and 2012 would have increased the unrealized fair market value of the fixed rate debt by approximately $15.9 million and $18.4 million, respectively. The earnings and cash flows for the year ending December 31, 2013, assuming a one percentage point increase in interest rates would have decreased approximately $0.1 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2013 and 2012, would be reductions of approximately $1.2 million and $3.3 million, respectively.

Koppers Holdings Inc.    2013 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2013. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 42.

March 3, 2014

/S/    WALTER W. TURNER

Walter W. Turner

President and Chief Executive Officer

/S/    LEROY M. BALL

Leroy M. Ball

Vice President and Chief Financial Officer

Koppers Holdings Inc.    2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Koppers Holdings Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 3, 2014

Koppers Holdings Inc.    2013 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions, except share amounts)
Net sales	$1,478.3	$1,555.0	$1,466.2
Cost of sales (excluding items below)	1,264.7	1,324.6	1,242.3
Depreciation and amortization	29.7	27.6	26.9
Impairment charges	11.9	0.6	0.0
Selling, general and administrative expenses	71.7	75.6	74.3

Operating profit	100.3	126.6	122.7
Other income	3.5	1.9	0.7
Interest expense	26.8	27.9	27.2

Income before income taxes	77.0	100.6	96.2
Income taxes	36.8	33.3	38.7

Income from continuing operations	40.2	67.3	57.5
Loss from discontinued operations, net of tax benefit of $0.1, $0.2 and $23.8	(0.1)	(0.1)	(19.9)

Net income	40.1	67.2	37.6
Net income (loss) attributable to noncontrolling interests	(0.3)	1.6	0.7

Net income attributable to Koppers	$40.4	$65.6	$36.9

Earnings (loss) per common share:
Basic –
Continuing operations	$1.96	$3.18	$2.75
Discontinued operations	0.00	(0.01)	(0.96)

Earnings per basic common share	$1.96	$3.17	$1.79

Diluted –
Continuing operations	$1.94	$3.14	$2.72
Discontinued operations	0.00	(0.01)	(0.95)

Earnings per diluted common share	$1.94	$3.13	$1.77

Weighted average common shares outstanding (in thousands):
Basic	20,575	20,681	20,599
Diluted	20,815	20,927	20,833
Dividends declared per common share	$1.00	$0.96	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Net income	$40.1	$67.2	$37.6
Changes in other comprehensive income (loss):
Currency translation adjustment	(0.6)	4.0	(2.0)
Foreign currency transactions of long-term subsidiary investments	(9.4)	1.8	(0.5)
Unrecognized pension transition asset, net of tax of $0.0, $0.1 and $0.1	0.0	(0.3)	(0.2)
Unrecognized pension prior service cost, net of tax of $(0.7), $0.0 and $0.0	1.1	0.0	0.1
Unrecognized pension net gain (loss), net of tax of $(12.8), $(2.3) and $9.2	21.3	2.8	(14.9)

Total comprehensive income	52.5	75.5	20.1
Comprehensive income attributable to noncontrolling interests	0.2	1.8	1.2

Comprehensive income attributable to Koppers	$52.3	$73.7	$18.9

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
(Dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$82.2	$66.7
Accounts receivable, net of allowance of $3.6 and $3.7	157.9	162.7
Income tax receivable	9.0	1.6
Inventories, net	168.8	195.8
Deferred tax assets	10.0	15.1
Loan to related party	9.5	9.5
Other current assets	35.7	29.8

Total current assets	473.1	481.2
Equity in non-consolidated investments	6.6	5.8
Property, plant and equipment, net	197.0	161.1
Goodwill	72.7	75.6
Deferred tax assets	9.3	27.2
Other assets	26.2	29.1

Total assets	$784.9	$780.0

Liabilities
Accounts payable	$107.6	$103.5
Accrued liabilities	82.4	72.1
Dividends payable	5.1	5.6

Total current liabilities	195.1	181.2
Long-term debt	303.1	296.1
Accrued postretirement benefits	41.6	89.9
Deferred tax liabilities	14.7	3.2
Other long-term liabilities	40.6	41.5

Total liabilities	595.1	611.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,722,492 and 21,585,129 shares issued	0.2	0.2
Additional paid-in capital	158.9	153.3
Retained earnings	71.3	52.0
Accumulated other comprehensive loss	(10.2)	(22.0)
Treasury stock, at cost; 1,390,494 and 951,026 shares	(50.4)	(32.9)

Total Koppers shareholders’ equity	169.8	150.6
Noncontrolling interests	20.0	17.5

Total equity	189.8	168.1

Total liabilities and equity	$784.9	$780.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2013 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Cash provided by (used in) operating activities
Net income	$40.1	$67.2	$37.6
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	29.7	27.6	48.8
Impairment charges	11.9	0.6	0.0
(Gain) loss on sale of assets	(2.3)	0.1	(0.2)
Deferred income taxes	19.5	8.0	(11.3)
Non-cash interest expense	1.7	1.7	1.6
Equity income of affiliated companies	(0.8)	(0.8)	(0.2)
Change in other liabilities	(16.4)	(11.2)	6.7
Stock-based compensation	4.3	6.9	5.3
Other	0.5	(1.1)	(3.0)
Decrease (increase) in working capital:
Accounts receivable	2.9	(0.2)	(33.2)
Inventories	21.6	(26.5)	5.1
Accounts payable	4.9	(0.1)	15.3
Accrued liabilities and other working capital	0.0	5.6	4.4

Net cash provided by operating activities	117.6	77.8	76.9
Cash provided by (used in) investing activities
Capital expenditures	(72.9)	(28.9)	(33.2)
Acquisitions, net of cash acquired	(2.3)	(14.0)	(0.6)
Net cash proceeds (payments) from loan to related party	0.0	2.2	(11.7)
Net cash proceeds from divestitures and asset sales	2.9	0.8	0.8

Net cash used in investing activities	(72.3)	(39.9)	(44.7)
Cash provided by (used in) financing activities
Borrowings of revolving credit	97.9	259.4	218.0
Repayments of revolving credit	(97.9)	(265.8)	(211.6)
Borrowings of long-term debt	6.6	0.0	0.0
Repayments on long-term debt	0.0	0.0	(1.0)
Issuances of Common Stock	0.2	1.5	0.3
Repurchases of Common Stock	(17.5)	(8.1)	(0.3)
Proceeds from issuance of noncontrolling interest	2.3	3.7	0.0
Excess tax benefit from employee stock plans	0.5	1.6	0.0
Payment of deferred financing costs	(1.3)	(0.1)	(0.5)
Dividends paid	(21.1)	(19.5)	(18.2)

Net cash used in financing activities	(30.3)	(27.3)	(13.3)
Effect of exchange rates on cash	0.5	2.0	(0.1)

Net increase in cash and cash equivalents	15.5	12.6	18.8
Cash and cash equivalents at beginning of year	66.7	54.1	35.3

Cash and cash equivalents at end of year	$82.2	$66.7	$54.1

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$25.1	$26.0	$25.8
Income taxes	20.5	13.6	25.7

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0

Common Stock
Balance at beginning and end of year	0.2	0.2	0.2

Additional paid-in capital
Balance at beginning of year	153.3	142.9	137.0
Employee stock plans	5.6	10.4	5.9

Balance at end of year	158.9	153.3	142.9

Retained earnings (deficit)
Balance at beginning of year	52.0	6.7	(11.7)
Net income attributable to Koppers	40.4	65.6	36.9
Common Stock dividends	(21.1)	(20.3)	(18.5)

Balance at end of year	71.3	52.0	6.7

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	34.5	28.8	31.7
Change in currency translation adjustment excluding foreign currency transactions of long-term subsidiary investments	(1.1)	3.9	(2.4)
Change in foreign currency transactions of long-term subsidiary investments	(9.4)	1.8	(0.5)

Balance at end of year	24.0	34.5	28.8
Unrecognized pension transition asset:
Balance at beginning of year	0.0	0.3	0.5
Reclassification of unrecognized pension transition asset to expense, net of tax benefit of $0.0, $0.1 and $0.1	0.0	(0.3)	(0.2)

Balance at end of year	0.0	0.0	0.3
Unrecognized pension prior service cost:
Balance at beginning of year	(0.2)	(0.2)	(0.3)
Reclassification of unrecognized pension prior service cost to expense, net of tax expense of $0.1, $0.0 and $0.0	0.1	0.0	0.1
Revaluation of unrecognized pension prior service cost, net of tax expense of $0.6, $0.0 and $0.0	0.9	0.0	0.0

Balance at end of year	0.8	(0.2)	(0.2)
Unrecognized pension net loss:
Balance at beginning of year	(56.3)	(59.1)	(44.2)
Reclassification of unrecognized pension net loss to expense, net of tax expense of $2.8, $3.1 and $2.4	4.7	5.3	4.0
Revaluation of unrecognized pension net loss, net of tax expense (benefit) of $10.0, $(0.9) and $(11.7)	16.6	(2.5)	(18.9)

Balance at end of year	(35.0)	(56.3)	(59.1)

Total balance at end of year	(10.2)	(22.0)	(30.2)

Treasury stock
Balance at beginning of year	(32.9)	(24.8)	(24.5)
Purchases	(17.5)	(8.1)	(0.3)

Balance at end of year	(50.4)	(32.9)	(24.8)

Total Koppers shareholders’ equity – end of year	169.8	150.6	94.8

Noncontrolling interests
Balance at beginning of year	17.5	12.4	11.2
Net income (loss) attributable to noncontrolling interests	(0.3)	1.6	0.7
Investment in noncontrolling interests	2.3	3.3	0.0
Currency translation adjustment	0.5	0.2	0.5

Balance at end of year	20.0	17.5	12.4

Total equity – end of year	$189.8	$168.1	$107.2

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2013 Annual Report

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

Business description – The Company is a global integrated producer of carbon compounds and treated and untreated wood products and services for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, concrete and steel industries. The Company’s business is operated through two business segments, Carbon Materials and Chemicals and Railroad and Utility Products and Services.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, rail joint bars and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also produces concrete crossties through a joint venture.

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of income. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

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

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $0.5 million, $1.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2013, 2012 and 2011 amounted to $108.3 million, $109.0 million and $116.5 million, respectively.

Research & development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $2.4 million in 2013, $2.3 million in 2012 and $1.9 million in 2011.

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

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 62 percent of the FIFO inventory value at December 31, 2013 and 2012.

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

Goodwill & other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2013 and 2012 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Koppers Holdings Inc.    2013 Annual Report

assets will be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations.

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2013 and 2012, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2013	2012
(Dollars in millions)
Self-insured liabilities at beginning of year	$7.6	$7.4
Expense	2.5	2.4
Reversal of self-insured liabilities	(0.4)	(1.0)
Cash expenditures	(1.3)	(1.2)

Self-insured liabilities at end of year	$8.4	$7.6

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

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2013 and 2012:

	2013	2012
(Dollars in millions)
Asset retirement obligation at beginning of year	$21.5	$21.3
Accretion expense	1.2	1.1
Revision in estimated cash flows	6.7	1.8
Cash expenditures	(5.6)	(3.0)
Currency translation	(0.6)	0.3

Asset retirement obligation at end of year	$23.2	$21.5

Litigation & contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred with the exception of legal fees relating the CERCLA sites.

Other current assets – Included in other current assets are prepaid expenses totaling $17.3 million and $7.4 million at December 31, 2013 and 2012, respectively.

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2013 and 2012:

	2013	2012
(Dollars in millions)
Deferred revenue at beginning of year	$3.9	$4.8
Revenue earned	(0.7)	(0.9)

Deferred revenue at end of year	$3.2	$3.9

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. Business Acquisitions

Western Poles – On November 19, 2012, the Company acquired the pole distribution business (“Western Poles”) of Ridolfo Forestry Products Pty Limited for cash of $13.8 million and expected future payments totaling $4.9 million (on a discounted basis) to be paid over a period of 36 months assuming certain sales contracts remain in effect. The Western Poles business mainly serves utility customers in Western Australia and complements our existing wood treatment business in Australia. The business is part of the Railroad and Utility Products and Services segment.

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

Subsequent event – On January 20, 2014, the Company acquired the crosstie treating business and related manufacturing facility of Tolko Industries Ltd. located in Ashcroft, British Columbia, Canada. The purchase price, after an adjustment for working capital of approximately $0.8 million, was $29.6 million subject to post-closing adjustments. The purchase has been funded primarily by available cash. The business is part of the Railroad and Utility Products and Services segment.

4. Discontinued Operations

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The costs related to this closure totaled $41.0 million in the fourth quarter of 2011. The Company estimates that total future closure costs related to this facility will be approximately $0.5 million. The closure is expected to be completed during 2015. The results of operations of the carbon black facility have been reclassified to discontinued operations for all periods presented as run-off activities were completed in the first quarter of 2012. The facility is part of the Carbon Materials and Chemicals segment. Net sales from this discontinued operation totaled $5.6 million and $72.7 million for the years ended December 31, 2012 and 2011, respectively. Operating loss from this discontinued operation totaled $(0.2) million, $(0.3) million and $(43.7) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Koppers Holdings Inc.    2013 Annual Report

Details of the restructuring activities and related reserves for 2013 and 2012 are as follows:

	Severance and employee benefits	Environmental remediation	Inventory writedowns	Site demolition	Other	Total
(Dollars in millions)
Reserve at January 1, 2012	$1.8	$6.7	$0.0	$6.2	$1.2	$15.9
Charges	0.1	0.0	0.4	0.0	0.0	0.5
Costs charged against assets	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Reversal of accrued charges	0.0	0.0	0.0	0.0	(0.6)	(0.6)
Cash paid	(1.7)	(0.1)	0.0	(0.4)	(0.5)	(2.7)
Currency translation	0.0	0.1	0.0	0.1	0.0	0.2

Reserve at December 31, 2012	$0.2	$6.7	$0.0	$5.9	$0.1	$12.9
Reversal of accrued charges	(0.1)	0.0	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	0.0	(2.0)	(0.1)	(2.2)
Currency translation	0.0	(1.0)	0.0	(0.7)	0.0	(1.7)

Reserve at December 31, 2013	$0.1	$5.6	$0.0	$2.9	$0.0	$8.6

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$40.4	$65.6	$36.9
Less: discontinued operations	(0.1)	(0.1)	(19.9)

Income from continuing operations attributable to Koppers	$40.5	$65.7	$56.8

Weighted average common shares outstanding:
Basic	20,575	20,681	20,599
Effect of dilutive securities	240	246	234

Diluted	20,815	20,927	20,833

Earnings per common share – continuing operations:
Basic earnings per common share	$1.96	$3.18	$2.75
Diluted earnings per common share	1.94	3.14	2.72

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	240	194	106

On February 5, 2014, the board of directors declared a quarterly dividend of 25 cents per common share, payable on April 7, 2014 to shareholders of record as of February 18, 2014.

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

The following table shows a summary of the performance stock units as of December 31, 2013:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	95,956	143,934
2013 – 2015	0	93,523	140,285

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2013:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2013	136,098	268,677	404,775	$36.11
Granted	62,276	97,318	159,594	$42.64
Credited from dividends	3,526	7,064	10,590	$35.17
Performance stock unit adjustment	0	43,921	43,921	$40.09
Vested	(46,314)	(85,798)	(132,112)	$29.81
Forfeited	(6,750)	(11,198)	(17,948)	$40.26

Non-vested at December 31, 2013	148,836	319,984	468,820	$40.30

Stock options to most executive officers vest and become exercisable upon the completion of a three-year service period which commences on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited for most participants. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result for most participants. There are special vesting provisions for the stock options related to a change in control.

Koppers Holdings Inc.    2013 Annual Report

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	331,799	$34.07
Granted	94,532	$42.76
Exercised	(5,251)	$39.04

Outstanding at December 31, 2013	421,080	$35.96	6.86	$4.1

Exercisable at December 31, 2013	167,565	$29.15	4.70	$2.8

Total stock-based compensation expense recognized for the three years ended December 31, 2013 is as follows:

	Year Ended December 31,
	2013	2012	2011

(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$4.3	$6.9	$5.3
Less related income tax benefit	1.7	2.8	2.0

Decrease in net income attributable to Koppers	$2.6	$4.1	$3.3

As of December 31, 2013 total future compensation expense related to non-vested stock-based compensation arrangements totaled $4.0 million and the weighted-average period over which this expense is expected to be recognized is approximately 19 months.

7. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Years Ended December 31,
	2013	2012	2011
(Dollars in millions)
Current:
Federal	$3.5	$15.7	$24.7
State	0.6	1.3	1.1
Foreign	14.0	8.6	21.5

Total current tax provision	18.1	25.6	47.3
Deferred:
Federal	16.4	4.9	(6.7)
State	2.5	(1.2)	0.1
Foreign	(0.2)	4.0	(2.0)

Total deferred tax provision (benefit)	18.7	7.7	(8.6)

Total income tax provision	$36.8	$33.3	$38.7

Income before income taxes for 2013, 2012 and 2011 included $24.6 million, $42.6 million and $51.8 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2013	2012	2011

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	(0.5)	0.7
Foreign earnings taxed at different rates	15.5	0.5	1.4
Domestic production activities deduction	(2.0)	(2.7)	(1.3)
Non-deductible fines and penalties	0.0	0.0	0.2
Deferred tax adjustments	(0.2)	(0.3)	0.1
Change in tax contingency reserves	(1.5)	1.2	3.8
Foreign tax credits	(1.1)	(0.6)	0.0
Other	0.0	0.5	0.3

	47.8%	33.1%	40.2%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2013 consolidated retained earnings of the Company included approximately $103 million of undistributed earnings, which are permanently invested, from these foreign entities. It is not practical at this time, however, to estimate the amount of taxes that may be payable on the distribution of these earnings.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax provision (benefit) included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $13.5 million, $2.2 million and $(9.3) million for the years ended December 31, 2013, 2012 and 2011, respectively.

The amount of income tax benefit included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $0.5 million for the year ended December 31, 2013 and $1.6 million for the year ended December 31, 2012.

Koppers Holdings Inc.    2013 Annual Report

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
(Dollars in millions)
Deferred tax assets:
Reserves, including insurance, environmental and deferred revenue	$16.5	$19.8
Pension and other postretirement benefits obligations	10.3	33.4
Tax credits	10.3	9.6
Net operating loss benefit	10.0	9.4
Accrued employee compensation	9.4	9.8
Asset retirement obligations	6.8	7.2
Book/tax inventory accounting differences	3.3	3.0
Capital loss benefit	1.1	1.5
Other	2.2	3.1
Valuation allowance	(19.7)	(17.4)

Total deferred tax assets	50.2	79.4
Deferred tax liabilities:
Tax over book depreciation and amortization	34.1	29.5
Unremitted earnings of foreign subsidiaries	6.8	5.9
Tax/book inventory accounting differences	1.1	1.1
Other	3.7	3.7

Total deferred tax liabilities	45.7	40.2

Net deferred tax assets	$4.5	$39.2

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013, the Company has recorded a valuation allowance of $7.2 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. The Company has recorded a valuation allowance of $9.4 million for certain foreign tax credits in the United States expected to produce no benefit. These foreign tax credits will begin to expire in 2018. The Company has recorded a valuation allowance of $1.7 million for foreign net operating losses and certain foreign temporary differences that most likely will not be deducted. Additionally, the Company has recorded a valuation allowance of $1.1 million for certain capital loss carryforwards in Australia expected to produce no benefit. The Company has tax-effected state net operating losses of $9.1 million, which will expire from 2015 to 2032 and tax-effected foreign net operating losses of $0.9 million, which will expire in 2019.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.5 million and $5.5 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012	2011
(Dollars in millions)
Balance at beginning of year	$7.7	$9.9	$6.5
Additions based on tax provisions related to the current year	0.4	0.5	4.0
Additions for tax provisions of prior years	0.4	1.3	0.0
Reductions of tax provisions of prior years	(0.8)	(0.5)	0.0
Reductions as a result of payments and settlements	(1.1)	(2.8)	0.0
Reductions as a result of a lapse of the applicable statute of limitations	(0.5)	(0.7)	(0.6)

Balance at end of year	$6.1	$7.7	$9.9

The Company recognizes interest expense or interest income and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2013, 2012 and 2011, the Company recognized ($0.1) million, $0.3 million and $0.2 million, respectively, in interest and penalties. As of December 31, 2013 and 2012, the Company had accrued approximately $1.2 million and $1.3 million for interest and penalties, respectively.

Recently-Enacted Tax Regulations

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they do not have a material impact on our consolidated results of operations, cash flows or financial position.

8. Segment Information

The Company has two reportable segments: Carbon Materials and Chemicals and Railroad and Utility Products and Services. The Company’s reportable segments contain business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

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

Koppers Holdings Inc.    2013 Annual Report

Results of Segment Operations

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$906.1	$999.7	$943.1
Railroad and Utility Products and Services	572.2	555.3	523.1

Total	$1,478.3	$1,555.0	$1,466.2

Intersegment revenues:
Carbon Materials and Chemicals	$94.2	$106.5	$95.2

Depreciation & amortization(a):
Carbon Materials and Chemicals	$18.2	$16.9	$17.4
Railroad and Utility Products and Services	11.5	10.7	9.5

Total	$29.7	$27.6	$26.9

Operating profit:
Carbon Materials and Chemicals	$43.9	$83.1	$89.1
Railroad and Utility Products and Services	58.3	45.1	34.8
Corporate(b)	(1.9)	(1.6)	(1.2)

Total	$100.3	$126.6	$122.7

Capital expenditures (including acquisitions):
Carbon Materials and Chemicals	$58.0	$17.3	$23.0
Railroad and Utility Products and Services	15.9	25.0	10.2
Corporate	1.3	0.6	0.6

Total	$75.2	$42.9	$33.8

(a)	Excludes impairment charges of $11.9 million in 2013 for Carbon Materials and Chemicals and $0.6 million in 2012 for Railroad and Utility Products and Services.
(b)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc, the parent company of Koppers Inc.

Assets and Goodwill by Segment

	December 31,
	2013	2012
(Dollars in millions)
Assets:
Carbon Materials and Chemicals	$535.5	$516.3
Railroad and Utility Products and Services	179.3	205.0

Segment assets	714.8	721.3
Cash & cash equivalents	30.0	4.8
Income tax receivable	9.0	1.6
Deferred taxes	13.3	35.5
Deferred financing costs	7.2	7.2
Property, plant and equipment, net	3.8	3.5
Deferred charges	2.6	2.6
Other	4.2	3.5

Total	$784.9	$780.0

Goodwill:
Carbon Materials and Chemicals	$68.0	$70.2
Railroad and Utility Products and Services	4.7	5.4

Total	$72.7	$75.6

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2013	$782.5	$169.1
	2012	827.6	162.9
	2011	787.5	161.6
Australasia	2013	348.3	100.6
	2012	318.9	72.4
	2011	276.6	58.7
Europe	2013	225.1	32.8
	2012	247.8	36.3
	2011	248.0	35.7
Other countries	2013	122.4	0.0
	2012	160.7	0.0
	2011	154.1	0.0

Total	2013	$1,478.3	$302.5
	2012	$1,555.0	$271.6
	2011	$1,466.2	$256.0

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $695.8 million in 2013, $727.4 million in 2012 and $681.1 million in 2011.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Carbon Materials and Chemicals:
Carbon pitch	$384.7	$442.4	$431.1
Creosote and carbon black feedstock	228.2	233.8	162.0
Phthalic anhydride	98.6	120.0	112.4
Naphthalene	64.5	60.3	72.3
Other products	130.1	143.2	165.3

	906.1	999.7	943.1
Railroad and Utility Products and Services:
Railroad crossties	331.1	341.1	324.9
Utility poles	119.3	101.3	84.2
Creosote	61.4	57.0	52.7
Rail joint bars	24.5	25.6	24.7
Other products	35.9	30.3	36.6

	572.2	555.3	523.1

Total	$1,478.3	$1,555.0	$1,466.2

Koppers Holdings Inc.    2013 Annual Report

9. Inventories

Inventories as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
(Dollars in millions)
Raw materials	$105.4	$118.2
Work in process	19.2	20.0
Finished goods	94.8	109.7

	219.4	247.9
Less revaluation to LIFO	50.6	52.1

Net	$168.8	$195.8

For the years ended December 31, 2013 and 2011, liquidations of LIFO inventories increased operating profit by $0.2 million and $0.3 million.

10. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) is a 30-percent owned tar distillation facility in the Hebei Province of China. No dividends were paid for the three years ended December 31, 2013. Equity in earnings for the three years ended December 31, 2013 were as follows:

Equity income
(Dollars in millions)
2013	$0.8
2012	0.8
2011	0.2

11. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
(Dollars in millions)
Land	$9.1	$7.0
Buildings	30.6	31.7
Machinery and equipment	608.1	543.1

	647.8	581.8
Less accumulated depreciation	450.8	420.7

Net	$197.0	$161.1

Depreciation expense, including impairment charges, for the years ended December 31, 2013, 2012 and 2011 amounted to $38.3 million, $25.2 million and $46.0 million, respectively.

In connection with an acquisition prior to 2012, the Company had not reset gross carrying value and accumulated depreciation to zero for the acquired machinery and equipment and buildings. As a result the gross carrying value and corresponding accumulated depreciation amounts were both overstated by $78.2 million as of December 31, 2012. There was no impact on net book value for any period. The previously reported gross carrying value and accumulated depreciation amounts as of December 31, 2012 have been adjusted accordingly in the table contained in this note.

Impairments – Impairment charges for 2013, 2012 and 2011 were $11.9 million, $0.6 million and $20.2 million, respectively. In 2013, impairment charges primarily related to the Carbon Material and Chemicals’ plants in Uithoorn, the Netherlands for $6.9 million, Tangshan, China for $4.0 million ($2.4 million, net of non-controlling interest) and a coal tar distillation plant in the United States for $0.7 million. This $0.7 million impairment charge was due to a change in production operations at the plant in late 2013. These impairment charges were calculated using a probability-weighted discounted cash flow model.

The 2013 impairment of the Company’s plant in the Netherlands is due to the intended decision to discontinue coal tar distillation activities at the Uithoorn plant in July 2014. A final determination to discontinue production was made in January

2014 after consultation with and agreement on a severance plan with the plant’s works council and trade union, respectively. The remaining net book value of assets subject to impairment totals $1.8 million. This amount will be reflected in depreciation expense over the first six months of 2014 on an accelerated basis.

The 2013 impairment of the Company’s 60-percent owned plant in Tangshan, China is due to the potential that the plant will be forced to cease production at some point as a result of Chinese government action. In October 2013, the Company was informed by the Tangshan Municipal People’s Government (“Tangshan Government”) of its intention to close the two coke batteries owned and operated by the Tangshan Iron and Steel Group Co., Ltd (“TISCO”) in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries by March 15, 2014 in an effort to improve the air quality in the Tangshan area. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located within TISCO’s property and relies on its operations for a significant portion of raw material supply, utilities and other shared services. At the same time, the Tangshan Government has requested that KCCC consider the relocation of its operations and offered assistance to KCCC in this regard, although no specific details have been provided to the Company on the extent and nature of such assistance. Closure of the TISCO coke batteries would impact KCCC’s ability to operate its coal tar distillation plant on a long-term basis. The Company has entered discussions with its non-controlling partner in KCCC, TISCO, and the Tangshan Government to evaluate its options, which include remaining at the current location and continuing to operate or remaining at its current location on a temporary basis and transitioning to a new location.

The closure or relocation of KCCC’s coal tar distillation facility would have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests and excluding asset impairment charges. As of December 31, 2013, the remaining net book value of fixed assets subject to impairment was $8.1 million. This amount will be reflected in depreciation expense over the next three years on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which is scheduled for production start-up in mid-2014, its other 30-percent owned Chinese company and other commercial relationships in China. However, the Company’s margin on export sales would be negatively affected due to its lower ownership interest in these companies.

The charge in 2012 related to a Railroad and Utility Products and Services segment’s electricity co-generation plant in the United States. The charge in 2011 related to the Carbon Material and Chemicals segment’s carbon black facility in Australia.

Port of Portland – In February 2012, approximately 400 tons of carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered. Insurance recoveries associated with the leak were a net $1.2 million for the year ended December 31, 2013. Costs directly associated with the leak were $2.5 million for the year ended December 31, 2012 and include inventory losses, emergency response expenses, incremental logistics costs, and material clean-up and removal expenses, net of insurance recoveries.

12. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2013 and December 31, 2012 was as follows:

	Carbon Materials and Chemicals	Railroad and Utility Products and Services	Total
(Dollars in millions)
Balance at December 31, 2011	$69.4	$2.7	$72.1
Acquisitions	0.0	2.6	2.6
Currency translation	0.8	0.1	0.9

Balance at December 31, 2012	$70.2	$5.4	$75.6
Currency translation	(2.2)	(0.7)	(2.9)

Balance at December 31, 2013	$68.0	$4.7	$72.7

Koppers Holdings Inc.    2013 Annual Report

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	$19.8	$9.7	$10.1	$20.9	$8.1	$12.8
Supply contracts	2.9	1.1	1.8	2.8	0.8	2.0
Non-compete agreements	1.6	1.3	0.3	1.7	1.2	0.5
Favorable lease agreements	0.8	0.8	0.0	0.8	0.8	0.0

Total	$25.1	$12.9	$12.2	$26.2	$10.9	$15.3

In 2013, the gross carrying value of identifiable intangible assets decreased by $1.1 million due to foreign currency translation. The customer contracts have estimated useful lives of 10 to 15 years, the supply contracts have estimated useful lives of 10 years, the non-compete agreements have estimated useful lives of 3 to 12 years and the favorable lease agreements have estimated useful lives of 3 years. Total amortization expense related to these identifiable intangible assets was $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average period for which identifiable intangible assets will be amortized is approximately 10.1 years. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2014	$1.8
2015	1.8
2016	1.3
2017	1.1
2018	1.1

13. Debt

Debt at December 31, 2013 and December 31, 2012 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2013	2012
(Dollars in millions, except interest rates)
Revolving credit facility	0.00%	2018	$0.0	$0.0
Construction loans	6.24%	2018	6.6	0.0
Senior Notes	7 7/8%	2019	296.5	296.1

Total debt			303.1	296.1
Less short-term debt and current maturities of long-term debt			0.0	0.0

Long-term debt (excluding current portion)			$303.1	$296.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $1.0 million in 2013, $1.0 million in 2012 and $1.1 million in 2011 and are charged to interest expense.

As of December 31, 2013, the Company had $331.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2013, $19.0 million of commitments were utilized by outstanding letters of credit.

Construction Loans

On November 18, 2013, the Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company limited (“KJCC”) entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third party bank facility are secured by a letter of credit issued by a bank under the Company’s Revolving Credit Facility. The committed facilities will be used to finance the costs related to the construction of the coal tar distillation plant in Pizhou, Jiangsu province in China. The facilities are variable rate and have certain financial covenants that monitor minimum net worth and leverage. KJCC will repay the loans in six installments every six months starting in May 2016 with a final repayment on November 18, 2018, the maturity date of the loans.

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

Debt Maturities and Deferred Financing Costs

At December 31, 2013 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2014	$0.0
2015	0.0
2016	1.0
2017	2.3
2018	3.3
Thereafter	300.0

Total maturities	306.6
Future accretion on Senior Notes	(3.5)

Total debt	$303.1

Unamortized deferred financing costs (net of accumulated amortization of $5.9 million and $4.6 million at December 31, 2013 and 2012, respectively) were $7.2 million and $7.2 million at December 31, 2013 and 2012, respectively, and are included in other assets.

Koppers Holdings Inc.    2013 Annual Report

14. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2014	$37.0
2015	21.2
2016	16.4
2017	14.0
2018	12.3
Thereafter	30.0

Total	$130.9

Operating lease expense for 2013, 2012 and 2011 was $39.4 million, $44.3 million and $43.8 million, respectively.

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

Expense related to defined contribution plans totaled $5.3 million, $4.7 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expense related to contributions to multi-employer pension plans totaled $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net periodic pension costs for 2013, 2012 and 2011 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.4	$3.5	$3.3	$0.1	$0.1	$0.2
Interest cost	10.7	10.7	11.1	0.5	0.5	0.6
Expected return on plan assets	(12.5)	(10.7)	(11.0)	0.0	0.0	0.0
Amortization of prior service cost	0.1	0.1	0.1	0.0	0.0	(0.1)
Amortization of net loss	7.6	8.1	6.3	(0.1)	0.0	0.0
Amortization of transition asset	0.0	(0.3)	(0.3)	0.0	0.0	0.0
Settlements and curtailments	0.1	0.3	0.2	0.0	0.0	0.0

Net periodic benefit cost	$9.4	$11.7	$9.7	$0.5	$0.6	$0.7

Net periodic pension (credit) cost that is expected to be recognized from the amortization of prior service cost and net loss is estimated to total $(0.2) million and $3.8 million, respectively, for all plans in 2014.

The change in the funded status of the pension and postretirement plans as of December 31, 2013 and December 31, 2012 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$255.2	$239.5	$11.2	$12.5
Service cost	3.4	3.5	0.1	0.1
Interest cost	10.7	10.7	0.5	0.5
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial (gains) losses	(18.6)	10.3	(1.3)	(1.8)
Plan amendments	(1.5)	0.0	0.0	0.0
Settlements	(0.9)	(1.4)	0.0	0.0
Currency translation	0.2	2.4	0.0	0.0
Benefits paid	(10.9)	(10.0)	(0.1)	(0.1)

Benefit obligation at end of year	237.8	255.2	10.4	11.2
Change in plan assets:
Fair value of plan assets at beginning of year	175.6	146.6	0.0	0.0
Actual return on plan assets	19.2	15.7	0.0	0.0
Employer contribution	22.5	22.4	0.1	0.1
Plan participants’ contributions	0.2	0.2	0.0	0.0
Settlements	(0.9)	(1.4)	0.0	0.0
Currency translation	0.0	2.1	0.0	0.0
Benefits paid	(10.9)	(10.0)	(0.1)	(0.1)

Fair value of plan assets at end of year	205.7	175.6	0.0	0.0

Funded status of the plan	$(32.1)	$(79.6)	$(10.4)	$(11.2)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.6	$0.2	$0.0	$0.0
Current liabilities	0.7	0.4	0.8	0.7
Noncurrent liabilities	32.0	79.4	9.6	10.5
Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$231.9	$247.5
Fair value of plan assets	199.2	167.6
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$225.0	$229.0
Fair value of plan assets	199.2	167.6

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2013 and 2012 was $230.6 million and $235.9 million, respectively.

Expected Contributions for the 2014 Fiscal Year

The expected contributions by the Company for 2014 are estimated to be $22.8 million for pension plans and $0.8 million for other benefit plans.

Koppers Holdings Inc.    2013 Annual Report

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2014	$11.2	$0.8
2015	11.7	0.8
2016	12.6	0.8
2017	13.5	0.9
2018	14.5	0.9
2019 – 2023	74.5	4.0

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	5.06%	4.33%	5.25%	4.37%
Expected return on plan assets	7.04	7.25
Rate of compensation increase	3.13	3.10
Initial medical trend rate			7.15	7.35

Basis for the Selection of the Long-Term Rate of Return on Assets

The long-term rate of return on assets assumption was determined by using the plan’s asset allocation as described in the plan’s investment policy and modeling a distribution of compound average returns over a time horizon. The model uses asset class return, variance, and correlation assumptions to produce the expected return. The return assumptions used forward looking gross returns influenced by the current bond yields, corporate bond spreads and equity risk premiums based on current market conditions.

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2013	2012
Equity securities	38%	61%
Debt securities	59	35
Other	3	4

	100%	100%

The Company’s investment strategy for its pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. Currently, the Company targets an allocation of 30 percent to 40 percent growth seeking assets and 60 percent to 70 percent income generating assets on an overall basis. The Company utilizes investment managers to assist in identifying and monitoring investments that meet these allocation criteria. With respect to the largest pension plan, the Company has implemented a strategy of reallocating pension assets from growth seeking assets to income generating assets as certain funded status levels are reached.

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

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$17.8	$15.9	$0.0	$ 33.7
International equity securities	0.0	44.3	0.0	44.3
U.S. debt securities	24.8	64.7	0.0	89.5
International debt securities	7.4	24.9	0.0	32.3
Real estate and other investments	0.0	1.5	0.0	1.5
Cash and cash equivalents	0.0	4.4	0.0	4.4

	$50.0	$155.7	$0.0	$205.7

	As of December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$80.0	$0.0	$ 80.0
International equity securities	0.0	27.2	0.0	27.2
U.S. debt securities	0.0	36.4	0.0	36.4
International debt securities	0.0	24.5	0.0	24.5
Real estate and other investments	0.0	1.7	0.0	1.7
Cash and cash equivalents	0.0	5.8	0.0	5.8

	$0.0	$175.6	$0.0	$175.6

Health Care Cost Trend Rates

The 2013 initial health care cost trend rate is assumed to be 7.35 percent and is assumed to decrease gradually to 4.5 percent in 2027 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.2	(0.2)

Koppers Holdings Inc.    2013 Annual Report

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $2.3 million in 2013, $5.2 million in 2012 and $5.6 million in 2011.

16. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2013 are as follows:

	Year Ended December 31,
	2013	2012	2011
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0

Common Stock:
Balance at beginning of year	21,585	21,309	21,278
Issued for employee stock plans	137	276	31

Balance at end of year	21,722	21,585	21,309

Treasury Stock:
Balance at beginning of year	(951)	(706)	(700)
Shares repurchased	(439)	(245)	(6)

Balance at end of year	(1,390)	(951)	(706)

17. Fair Value of Financial Instruments

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents	$82.2	$82.2	$66.7	$66.7
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$331.2	$303.1	$331.1	$296.1

(a)	Excludes equity method investments.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 111 plaintiffs in 61 cases pending as of December 31, 2013 as compared to 136 plaintiffs in 75 cases pending as of December 31, 2012. As of December 31, 2013, there are a total of 57 cases pending in state court in Pennsylvania, three in Arkansas, and one case pending in state court in Tennessee.

The plaintiffs in all 61 pending cases seek to recover compensatory damages, while plaintiffs in 56 cases also seek to recover punitive damages. The plaintiffs in the 57 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. On May 31, 2013, the Court entered a scheduling order for class certification, which sets out discovery deadlines leading up to motions for class certification and opposition to those motions. Under the terms of the order, depositions relating to class certification will not commence until the court has disposed of all pending motions to dismiss. The district court dismissed Koppers Holdings Inc. on September 9, 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed on December 2, 2013. However, the court has not yet ruled on all pending motions to dismiss filed by other defendants. Therefore, depositions relating to class certification have not yet commenced.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (Koppers Netherlands) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period

Koppers Holdings Inc.    2013 Annual Report

of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included an initial claim for lost profits of approximately $1.7 million. In July 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. In its statement of claim to the arbitration board, the owner of the unaffiliated facility has claimed damages of at least $3.1 million for these costs. The arbitration hearing has tentatively been scheduled for June 2014.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2013, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $15 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

In March 2012, a draft Feasibility Study (“FS”) was submitted to EPA by the Lower Willamette Group, a group of certain PRPs which has been conducting the investigation of the site. The draft FS identifies ten possible remedial alternatives which range in cost from approximately $170 million to $1.8 billion. The FS does not determine who is responsible for remediation costs or select remedies. The FS is under review by the EPA which will issue a final decision on the nature and extent of the final remediation. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $1.0 million at December 31, 2013, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably

Koppers Holdings Inc.    2013 Annual Report

determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $4.1 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $2.7 million as of December 31, 2013.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $5.6 million as of December 31, 2013.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.2 million and $8.5 million are classified as current liabilities at December 31, 2013 and 2012, respectively:

	Year Ended December 31,
	2013	2012
(Dollars in millions)
Balance at beginning of year	$14.1	$17.7
Expense	1.8	1.0
Reversal of reserves	(1.2)	(0.4)
Cash expenditures	(0.9)	(4.6)
Currency translation	(1.9)	0.4

Balance at end of year	$11.9	$14.1

The reversal of reserves includes a reversal of $1.1 million due to the sale of a property to an unaffiliated third party in September 2013. The unaffiliated third party assumed the site’s remediation liabilities.

19. Related Party Transactions

As of December 31, 2013, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2014.

20. Subsequent Event

On January 22, 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company expects to ramp down production at the Uithoorn facility over the first six months of 2014 as it transitions production to other Company-owned European facilities. The Company expects to discontinue distillation activities by mid-2014.

The Company recorded a fixed and intangible asset impairment charge of $7.0 million in the fourth quarter of 2013 and it expects to record additional charges of approximately $25 million in 2014 related to severance, accelerated depreciation, disentanglement costs, demolition, and site remediation.

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$370.4	$370.9	$395.2	$341.8	$1,478.3
Operating profit(a)	24.9	28.5	39.1	7.8	100.3
Income from continuing operations	11.4	14.8	19.6	(5.6)	40.2
Net income (loss)	11.5	14.7	19.5	(5.6)	40.1
Net income (loss) attributable to Koppers	11.0	14.4	19.1	(4.1)	40.4
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(b)
Basic –
Continuing operations	$0.53	$0.70	$0.93	$(0.20)	$1.96
Discontinued operations(c)	0.00	(0.01)	0.00	0.00	0.00

Earnings per basic common share	$0.53	$0.69	$0.93	$(0.20)	$1.96

Diluted –
Continuing operations	$0.53	$0.70	$0.92	$(0.20)	$1.94
Discontinued operations(c)	0.00	(0.01)	0.00	0.00	0.00

Earnings per diluted common share	$0.53	$0.69	$0.92	$(0.20)	$1.94

Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00
Price range of common stock:
High	$45.72	$46.48	$42.09	$49.99	$49.99
Low	38.70	37.45	34.69	41.61	34.69

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$380.9	$411.3	$387.9	$374.9	$1,555.0
Operating profit	29.2	40.7	30.8	25.9	126.6
Income from continuing operations	15.8	21.1	16.2	14.2	67.3
Net income	15.9	20.9	16.2	14.2	67.2
Net income attributable to Koppers	15.6	20.4	16.0	13.6	65.6
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(b)
Basic –
Continuing operations	$0.74	$1.00	$0.77	$0.66	$3.18
Discontinued operations(c)	0.01	(0.01)	0.00	0.00	(0.01)

Earnings per basic common share	$0.75	$0.99	$0.77	$0.66	$3.17

Diluted –
Continuing operations	$0.74	$0.99	$0.77	$0.65	$3.14
Discontinued operations(c)	0.01	(0.01)	0.00	0.00	(0.01)

Earnings per diluted common share	$0.75	$0.98	$0.77	$0.65	$3.13

Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.96
Price range of common stock:
High	$40.61	$40.37	$37.82	$38.83	$40.61
Low	32.15	31.17	29.30	30.99	29.30

(a)	In the fourth quarter of 2013, the Company recorded asset impairment charges totaling $11.9 million primarily consisting of writedowns related to the Company’s coal tar distillation facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia.
(b)	The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share amounts for the year due to differences in weighted average and equivalent shares outstanding for each of the periods presented.
(c)	In the fourth quarter of 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. The results of operations of the carbon black facility have been reclassified to discontinued operations for all periods presented as run-off activities were completed in the first quarter of 2012.

Koppers Holdings Inc.    2013 Annual Report

22. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., and Koppers Asia LLC. Non-guarantor subsidiaries are owned directly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation.

The guarantee of a guarantor subsidiary will be automatically and unconditionally released and discharged in the event of:

¡	any sale of the capital stock or substantially all of the assets of the guarantor subsidiary;

¡	the designation of the guarantor subsidiary as an unrestricted subsidiary in accordance with the indenture governing the Senior Notes; and

¡	the legal defeasance, covenant defeasance or satisfaction and discharge of the indenture governing the Senior Notes.

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. Koppers Inc.’s credit agreement prohibits it from making dividend payments to Koppers Holdings Inc. unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s Senior Notes and (2) no event of default or potential default has occurred or is continuing under the credit agreement. The indenture governing Koppers Inc.’s Senior Notes restricts its ability to finance Koppers Holdings Inc.’s payment of dividends if (1) a default has occurred or would result from such financing, (2) a restricted subsidiary of Koppers Inc. which is not a guarantor under the indenture is not able to incur additional indebtedness (as defined in the indenture), and (3) the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (referred to as the “basket”) at such point in time.

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $147 million as of December 31, 2013. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $38.5 million, $27.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows. The condensed consolidating statements of comprehensive income for the years ended December 31, 2012 and 2011 and the condensed consolidating balance sheet at December 31, 2012 have been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting, the allocation of deferred tax assets, and the presentation of intercompany lending arrangements. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers, receivables, equity investments, deferred tax assets, debt, total assets, Koppers shareholders’ equity, total liabilities and equity and other related subtotals in the following columns: Parent, Koppers Inc., Domestic Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 have been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Certain amounts for receivables, accounts payable, other noncurrent assets and long-term debt have been reclassified in the Condensed Consolidating Balance Sheet as of December 31, 2012 to reflect affiliated receivables, payables, loans and debt.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$843.7	$61.8	$622.2	$(49.4)	$1,478.3
Cost of sales including depreciation and amortization	0.0	745.4	43.5	566.9	(49.5)	1,306.3
Selling, general and administrative	1.9	41.5	0.7	27.6	0.0	71.7

Operating profit (loss)	(1.9)	56.8	17.6	27.7	0.1	100.3
Other income (expense)	0.0	1.3	4.2	2.1	(4.1)	3.5
Equity income of subsidiaries	41.7	17.5	11.4	0.0	(70.6)	0.0
Interest expense	0.0	26.7	0.0	4.2	(4.1)	26.8
Income taxes	(0.6)	7.3	16.4	13.7	0.0	36.8

Income from continuing operations	40.4	41.6	16.8	11.9	(70.5)	40.2
Discontinued operations	0.0	0.1	0.0	(0.2)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.3)	0.0	(0.3)

Net income attributable to Koppers	$40.4	$41.7	$16.8	$12.0	$(70.5)	$40.4

Comprehensive income attributable to Koppers	$52.3	$53.5	$8.4	$13.8	$(75.7)	$52.3

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$893.2	$97.5	$638.4	$(74.1)	$1,555.0
Cost of sales including depreciation and amortization	0.0	786.6	78.0	562.0	(73.8)	1,352.8
Selling, general and administrative	1.6	45.1	2.1	26.8	0.0	75.6

Operating profit (loss)	(1.6)	61.5	17.4	49.6	(0.3)	126.6
Other income (expense)	0.0	0.4	6.1	0.6	(5.2)	1.9
Equity income of subsidiaries	66.6	40.8	28.8	0.1	(136.3)	0.0
Interest expense	0.0	27.4	0.0	5.8	(5.3)	27.9
Income taxes	(0.6)	8.7	12.5	12.7	0.0	33.3

Income from continuing operations	65.6	66.6	39.8	31.8	(136.5)	67.3
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.6	0.0	1.6

Net income attributable to Koppers	$65.6	$66.6	$39.8	$30.1	$(136.5)	$65.6

Comprehensive income attributable to Koppers	$73.7	$74.8	$44.0	$32.4	$(151.2)	$73.7

Koppers Holdings Inc.    2013 Annual Report

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$585.2	$(45.7)	$1,466.2
Cost of sales including depreciation and amortization	0.0	762.9	55.0	497.0	(45.7)	1,269.2
Selling, general and administrative	1.2	41.6	1.8	29.7	0.0	74.3

Operating profit (loss)	(1.2)	49.6	15.8	58.5	0.0	122.7
Other income (expense)	0.0	0.3	5.5	0.4	(5.5)	0.7
Equity income of subsidiaries	37.7	22.9	1.3	0.0	(61.9)	0.0
Interest expense	0.0	27.4	0.1	5.2	(5.5)	27.2
Income taxes	(0.4)	7.7	0.8	30.6	0.0	38.7

Income from continuing operations	36.9	37.7	21.7	23.1	(61.9)	57.5
Discontinued operations	0.0	0.0	0.0	(19.9)	0.0	(19.9)
Noncontrolling interests	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$37.7	$21.7	$2.5	$(61.9)	$36.9

Comprehensive income attributable to Koppers	$18.9	$19.7	$17.3	$(1.4)	$(35.6)	$18.9

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	82.0	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	2.3	(7.5)	0.0
Inventories, net	0.0	86.1	0.0	82.9	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	37.3	0.0	45.2

Total current assets	0.2	207.9	15.4	257.3	(7.7)	473.1
Equity investments	174.7	333.5	182.9	4.6	(689.1)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	84.8	0.0	197.0
Goodwill	0.0	39.8	0.0	32.9	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	8.3	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	40.9	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	11.2	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$52.6	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	8.6	(14.5)	0.0
Accrued liabilities	5.1	27.8	0.5	54.1	0.0	87.5

Total current liabilities	5.1	78.0	11.2	115.3	(14.5)	195.1
Long-term debt	0.0	296.5	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	26.8	0.0	96.9

Total liabilities	5.1	551.6	22.2	203.9	(187.7)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	216.1	(682.3)	169.8
Noncontrolling interests	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7
Receivables, net	0.0	80.2	6.3	77.8	0.0	164.3
Affiliated receivables	0.7	0.0	119.0	9.0	(128.7)	0.0
Inventories, net	0.0	102.2	0.0	93.9	(0.3)	195.8
Deferred tax assets	0.0	9.4	5.5	0.2	0.0	15.1
Other current assets	0.0	6.4	2.8	30.1	0.0	39.3

Total current assets	0.7	203.0	133.6	272.9	(129.0)	481.2
Equity investments	154.9	648.3	183.8	3.8	(985.0)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	55.4	0.0	161.1
Goodwill	0.0	39.8	0.0	35.8	0.0	75.6
Deferred tax assets	0.0	14.9	2.1	10.2	0.0	27.2
Affiliated loan receivables	0.0	7.7	326.3	39.3	(373.3)	0.0
Other noncurrent assets	0.0	15.7	0.0	13.4	0.0	29.1

Total assets	$155.6	$1,035.1	$645.8	$430.8	$(1,487.3)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$51.4	$1.7	$50.3	$0.0	$103.5
Affiliated payables	0.0	120.8	7.6	6.4	(134.8)	0.0
Accrued liabilities	4.9	15.9	12.2	44.7	0.0	77.7

Total current liabilities	5.0	188.1	21.5	101.4	(134.8)	181.2
Long-term debt	0.0	296.1	0.0	0.0	0.0	296.1
Affiliated debt	0.0	301.0	7.7	64.6	(373.3)	0.0
Other long-term liabilities	0.0	101.2	2.4	31.0	0.0	134.6

Total liabilities	5.0	886.4	31.6	197.0	(508.1)	611.9
Koppers shareholders’ equity	150.6	148.7	614.2	216.3	(979.2)	150.6
Noncontrolling interests	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$1,035.1	$645.8	$430.8	$(1,487.3)	$780.0

Koppers Holdings Inc.    2013 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$37.8	$278.7	$130.1	$47.6	$(376.6)	$117.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(23.3)	0.0	(51.9)	0.0	(75.2)
(Loans to) repayments from affiliates	0.0	(0.8)	193.2	(1.7)	(190.7)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.3	0.0	1.6	0.0	2.9

Net cash used in investing activities	0.0	(22.8)	193.2	(52.0)	(190.7)	(72.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	0.0	0.0	6.6	0.0	6.6
Borrowings of affiliated long-term debt	0.0	(191.5)	0.8	0.0	190.7	0.0
Deferred financing costs	0.0	(1.3)	0.0	0.0	0.0	(1.3)
Dividends paid	(20.5)	(38.5)	(324.0)	(14.7)	376.6	(21.1)
Stock issued and repurchased	(17.3)	0.0	0.0	0.0	0.0	(17.3)
Other financing receipts	0.0	0.5	0.0	2.3	0.0	2.8

Net cash provided by (used in) financing activities	(37.8)	(230.8)	(323.2)	(5.8)	567.3	(30.3)
Effect of exchange rates on cash	0.0	0.0	0.0	0.5	0.0	0.5

Net increase in cash and cash equivalents	0.0	25.1	0.1	(9.7)	0.0	15.5
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$26.1	$44.6	$8.7	$30.9	$(32.5)	$77.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(21.3)	0.0	(21.6)	0.0	(42.9)
Loan repayment by related party	0.0	0.0	0.0	2.2	0.0	2.2
(Loans to) repayments from affiliates	0.0	0.3	(8.4)	(2.7)	10.8	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.4	0.0	0.4	0.0	0.8

Net cash used in investing activities	0.0	(20.6)	(8.4)	(21.7)	10.8	(39.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(6.4)	0.0	0.0	0.0	(6.4)
Borrowings of affiliated long-term debt	0.0	13.3	(0.3)	(2.2)	(10.8)	0.0
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(19.5)	(27.6)	0.0	(4.9)	32.5	(19.5)
Stock issued and repurchased	(6.6)	0.0	0.0	0.0	0.0	(6.6)
Other financing receipts	0.0	1.6	0.0	3.7	0.0	5.3

Net cash provided by (used in) financing activities	(26.1)	(19.2)	(0.3)	(3.4)	21.7	(27.3)
Effect of exchange rates on cash	0.0	0.0	0.0	2.0	0.0	2.0

Net increase in cash and cash equivalents	0.0	4.8	0.0	7.8	0.0	12.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.2	$30.0	$(15.5)	$54.8	$(10.6)	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(9.3)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	(11.7)	0.0	(11.7)
(Loans to) repayments from affiliates	0.0	1.2	16.7	(0.3)	(17.6)	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.8

Net cash used in investing activities	0.0	(22.6)	16.7	(21.2)	(17.6)	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	(0.9)	0.0	5.4
Borrowings of affiliated long-term debt	0.0	(19.2)	(1.2)	2.8	17.6	0.0
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Dividends paid	(18.2)	(2.5)	0.0	(8.1)	10.6	(18.2)

Net cash provided by (used in) financing activities	(18.2)	(15.9)	(1.2)	(6.2)	28.2	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.2)	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	27.2	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	26.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$54.1	$0.0	$54.1

23. Subsidiary Guarantor Information for Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or other guarantor subsidiaries which will correspond to certain subsidiaries in the United States, Europe and Australia which are 100 percent owned by either Koppers Holdings or Koppers Inc. The non-guarantor subsidiaries consist of certain subsidiaries in the United States, China, India and Mauritius. Non-guarantor subsidiaries are owned directly by Koppers Inc. or are owned directly or indirectly by foreign guarantor subsidiaries. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidating financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees. These guarantees will be governed pursuant to a supplement indenture which the trustee and the issuing company would enter into concurrent with the debt offering.

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. Koppers Inc.’s credit agreement prohibits it from making dividend payments to Koppers Holdings Inc. unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s Senior Notes and (2) no event of default or potential default has occurred or is continuing under the credit agreement. The indenture governing Koppers Inc.’s Senior Notes restricts its ability to finance Koppers Holdings Inc.’s payment of dividends if (1) a default has occurred or would result from such financing, (2) a restricted subsidiary of Koppers Inc. which is not a guarantor under the indenture is not able to incur additional indebtedness (as defined in the indenture), and (3) the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (referred to as the “basket”) at such point in time.

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and

Koppers Holdings Inc.    2013 Annual Report

its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by its subsidiaries totals $147 million as of December 31, 2013. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $38.5 million, $27.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows. The condensed consolidating statements of comprehensive income for the years ended December 31, 2012 and 2011 and the condensed consolidating balance sheet at December 31, 2012 have been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting, the allocation of deferred tax assets, and the presentation of intercompany lending arrangements. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers, receivables, equity investments, deferred tax assets, debt, total assets, Koppers shareholders’ equity, total liabilities and equity and other related subtotals in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 have been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Certain amounts for receivables, accounts payable, other noncurrent assets and long-term debt have been reclassified in the Condensed Consolidating Balance Sheet as of December 31, 2012 to reflect affiliated receivables, payables loans and debt.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$843.7	$61.8	$462.7	$162.1	$(52.0)	$1,478.3
Cost of sales including depreciation and amortization	0.0	745.4	43.5	413.3	156.2	(52.1)	1,306.3
Selling, general and administrative	1.9	41.5	0.7	22.1	5.5	0.0	71.7

Operating profit (loss)	(1.9)	56.8	17.6	27.3	0.4	0.1	100.3
Other income (expense)	0.0	1.3	4.2	0.9	1.2	(4.1)	3.5
Equity income (loss) of subsidiaries	41.7	17.5	11.4	(1.3)	0.0	(69.3)	0.0
Interest expense	0.0	26.7	0.0	3.2	1.0	(4.1)	26.8
Income taxes	(0.6)	7.3	16.4	12.2	1.5	0.0	36.8

Income from continuing operations	40.4	41.6	16.8	11.5	(0.9)	(69.2)	40.2
Discontinued operations	0.0	0.1	0.0	(0.2)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	(0.3)	0.0	(0.3)

Net income attributable to Koppers	$40.4	$41.7	$16.8	$11.3	$(0.6)	$(69.2)	$40.4

Comprehensive income attributable to Koppers	$52.3	$53.5	$8.4	$10.1	$0.4	$(72.4)	$52.3

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$893.2	$97.5	$480.0	$158.6	$(74.3)	$1,555.0
Cost of sales including depreciation and amortization	0.0	786.6	78.0	414.6	147.6	(74.0)	1,352.8
Selling, general and administrative	1.6	45.1	2.1	23.4	3.4	0.0	75.6

Operating profit (loss)	(1.6)	61.5	17.4	42.0	7.6	(0.3)	126.6
Other income (expense)	0.0	0.4	6.1	0.2	0.4	(5.2)	1.9
Equity income of subsidiaries	66.6	40.8	28.8	1.4	0.0	(137.6)	0.0
Interest expense	0.0	27.4	0.0	4.2	1.5	(5.2)	27.9
Income taxes	(0.6)	8.7	12.5	10.5	2.2	0.0	33.3

Income from continuing operations	65.6	66.6	39.8	28.9	4.3	(137.9)	67.3
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.6	0.0	1.6

Net income attributable to Koppers	$65.6	$66.6	$39.8	$28.8	$2.7	$(137.9)	$65.6

Comprehensive income attributable to Koppers	$73.7	$74.8	$44.0	$31.5	$2.8	$(153.1)	$73.7

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$854.1	$72.6	$443.6	$147.0	$(51.1)	$1,466.2
Cost of sales including depreciation and amortization	0.0	762.9	55.0	364.2	138.2	(51.1)	1,269.2
Selling, general and administrative	1.2	41.6	1.8	26.2	3.5	0.0	74.3

Operating profit (loss)	(1.2)	49.6	15.8	53.2	5.3	0.0	122.7
Other income (expense)	0.0	0.3	5.5	0.1	0.3	(5.5)	0.7
Equity income of subsidiaries	37.7	22.9	1.3	1.4	0.0	(63.3)	0.0
Interest expense	0.0	27.4	0.1	4.8	0.5	(5.6)	27.2
Income taxes	(0.4)	7.7	0.8	28.7	1.9	0.0	38.7

Income from continuing operations	36.9	37.7	21.7	21.2	3.2	(63.2)	57.5
Discontinued operations	0.0	0.0	0.0	(19.9)	0.0	0.0	(19.9)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.7	0.0	0.7

Net income attributable to Koppers	$36.9	$37.7	$21.7	$1.3	$2.5	$(63.2)	$36.9

Comprehensive income attributable to Koppers	$18.9	$19.7	$17.3	$(3.7)	$3.5	$(36.8)	$18.9

Koppers Holdings Inc.    2013 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$43.5	$8.7	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	55.5	26.5	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	0.8	1.6	(7.6)	0.0
Inventories, net	0.0	86.1	0.0	75.2	7.7	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.0	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	17.5	19.8	0.0	45.2

Total current assets	0.2	207.9	15.4	192.5	64.9	(7.8)	473.1
Equity investments	174.7	333.5	182.9	50.5	4.5	(739.5)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	38.1	46.7	0.0	197.0
Goodwill	0.0	39.8	0.0	31.5	1.4	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	5.5	2.8	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	0.1	40.8	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	9.9	1.3	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$40.6	$12.0	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	0.4	8.4	(14.7)	0.0
Accrued liabilities	5.1	27.8	0.5	31.4	22.7	0.0	87.5

Total current liabilities	5.1	78.0	11.2	72.4	43.1	(14.7)	195.1
Long-term debt	0.0	296.5	0.0	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	0.0	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	19.6	7.2	0.0	96.9

Total liabilities	5.1	551.6	22.2	147.2	56.9	(187.9)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	180.9	85.5	(732.6)	169.8
Noncontrolling interests	0.0	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7
Receivables, net	0.0	80.2	6.3	63.5	14.3	0.0	164.3
Affiliated receivables	0.7	0.0	119.0	2.3	6.9	(128.9)	0.0
Inventories, net	0.0	102.2	0.0	86.7	7.2	(0.3)	195.8
Deferred tax assets	0.0	9.4	5.5	0.0	0.2	0.0	15.1
Other current assets	0.0	6.4	2.8	17.6	12.5	0.0	39.3

Total current assets	0.7	203.0	133.6	210.8	62.3	(129.2)	481.2
Equity investments	154.9	648.3	183.8	43.0	4.0	(1,028.2)	5.8
Property, plant and equipment, net	0.0	105.7	0.0	40.7	14.7	0.0	161.1
Goodwill	0.0	39.8	0.0	34.4	1.4	0.0	75.6
Deferred tax assets	0.0	14.9	2.1	7.6	2.6	0.0	27.2
Affiliated loan receivables	0.0	7.7	326.3	0.1	39.2	(373.3)	0.0
Other noncurrent assets	0.0	15.7	0.0	12.1	1.3	0.0	29.1

Total assets	$155.6	$1,035.1	$645.8	$348.7	$125.5	$(1,530.7)	$780.0

LIABILITIES AND EQUITY
Accounts payable	$0.1	$51.4	$1.7	$40.6	$9.7	$0.0	$103.5
Affiliated payables	0.0	120.8	7.6	1.4	8.9	(138.7)	0.0
Accrued liabilities	4.9	15.9	12.2	35.8	8.9	0.0	77.7

Total current liabilities	5.0	188.1	21.5	77.8	27.5	(138.7)	181.2
Long-term debt	0.0	296.1	0.0	0.0	0.0	0.0	296.1
Affiliated debt	0.0	301.0	7.7	64.5	0.0	(373.2)	0.0
Other long-term liabilities	0.0	101.2	2.4	24.5	6.5	0.0	134.6

Total liabilities	5.0	886.4	31.6	166.8	34.0	(511.9)	611.9
Koppers shareholders’ equity	150.6	148.7	614.2	181.9	74.0	(1,018.8)	150.6
Noncontrolling interests	0.0	0.0	0.0	0.0	17.5	0.0	17.5

Total liabilities and equity	$155.6	$1,035.1	$645.8	$348.7	$125.5	$(1,530.7)	$780.0

Koppers Holdings Inc.    2013 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$37.8	$278.7	$130.1	$39.9	$7.7	$(376.6)	$117.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(23.3)	0.0	(22.1)	(37.5)	7.7	(75.2)
(Loans to) repayments from affiliates	0.0	(0.8)	193.2	0.0	(1.7)	(190.7)	0.0
Net cash proceeds from divestitures and asset sales	0.0	1.3	0.0	1.1	0.5	0.0	2.9

Net cash provided by (used in) investing activities	0.0	(22.8)	193.2	(21.0)	(38.7)	(183.0)	(72.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	0.0	0.0	0.0	6.6	0.0	6.6
Borrowings of affiliated long-term debt	0.0	(191.5)	0.8	0.0	0.0	190.7	0.0
Deferred financing costs	0.0	(1.3)	0.0	0.0	0.0	0.0	(1.3)
Dividends paid	(20.5)	(38.5)	(324.0)	(14.1)	(0.6)	376.6	(21.1)
Stock issued and repurchased	(17.3)	0.0	0.0	0.0	7.7	(7.7)	(17.3)
Other financing receipts	0.0	0.5	0.0	0.0	2.3	0.0	2.8

Net cash provided by (used in) financing activities	(37.8)	(230.8)	(323.2)	(14.1)	16.0	559.6	(30.3)
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	2.5	0.0	0.5

Net increase (decrease) in cash and cash equivalents	0.0	25.1	0.1	2.8	(12.5)	0.0	15.5
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$29.9	$0.1	$43.5	$8.7	$0.0	$82.2

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$26.1	$44.6	$8.7	$29.5	$1.4	$(32.5)	$77.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(21.3)	0.0	(31.5)	(0.5)	10.4	(42.9)
Loan repayment by related party	0.0	0.0	0.0	0.0	2.2	0.0	2.2
(Loans to) repayments from affiliates	0.0	0.3	(8.4)	0.0	(2.7)	10.8	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.4	0.0	0.4	0.0	0.0	0.8

Net cash provided by (used in) investing activities	0.0	(20.6)	(8.4)	(31.1)	(1.0)	21.2	(39.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(6.4)	0.0	0.0	0.0	0.0	(6.4)
Borrowings of affiliated long-term debt	0.0	13.3	(0.3)	0.0	(2.2)	(10.8)	0.0
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	0.0	(0.1)
Dividends paid	(19.5)	(27.6)	0.0	(4.9)	0.0	32.5	(19.5)
Stock issued and repurchased	(6.6)	0.0	0.0	0.0	10.4	(10.4)	(6.6)
Other financing receipts	0.0	1.6	0.0	0.0	3.7	0.0	5.3

Net cash provided by (used in) financing activities	(26.1)	(19.2)	(0.3)	(4.9)	11.9	11.3	(27.3)
Effect of exchange rates on cash	0.0	0.0	0.0	2.1	(0.1)	0.0	2.0

Net increase (decrease) in cash and cash equivalents	0.0	4.8	0.0	(4.4)	12.2	0.0	12.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	45.1	9.0	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$4.8	$0.0	$40.7	$21.2	$0.0	$66.7

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$18.2	$30.0	$(15.5)	$49.5	$5.3	$(10.6)	$76.9
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(24.5)	0.0	(8.6)	(0.7)	0.0	(33.8)
Loan to related party	0.0	0.0	0.0	0.0	(11.7)	0.0	(11.7)
(Loans to) repayments from affiliates	0.0	1.2	16.7	0.0	(0.3)	(17.6)	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.7	0.0	0.1	0.0	0.0	0.8

Net cash used in investing activities	0.0	(22.6)	16.7	(8.5)	(12.7)	(17.6)	(44.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	6.3	0.0	(0.9)	0.0	0.0	5.4
Borrowings (repayments) of affiliated long-term debt	0.0	(19.2)	(1.2)	(3.5)	6.3	17.6	0.0
Deferred financing costs	0.0	(0.5)	0.0	0.0	0.0	0.0	(0.5)
Dividends paid	(18.2)	(2.5)	0.0	(8.1)	0.0	10.6	(18.2)

Net cash provided by (used in) financing activities	(18.2)	(15.9)	(1.2)	(12.5)	6.3	28.2	(13.3)
Effect of exchange rates on cash	0.0	0.1	0.0	(0.4)	0.2	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(8.4)	0.0	28.1	(0.9)	0.0	18.8
Cash and cash equivalents at beginning of year	0.0	8.4	0.0	17.0	9.9	0.0	35.3

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$45.1	$9.0	$0.0	$54.1

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

See Management Report on page 39 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 42 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

Koppers Holdings Inc.    2013 Annual Report

ITEM 9B. OTHER INFORMATION

On February 28, 2014, upon recommendation from the Company’s Management Development and Compensation Committee, our Board of Directors approved the termination of the Koppers Inc. 2004 Restricted Stock Unit Plan. As of February 28, 2014, there were no remaining outstanding awards under this plan and none of the 71,638 shares of common stock that were available for issuance thereunder were granted prior to the plan’s termination.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under “Executive Officers of the Company”.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “General Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the captions “Executive Compensation” and “Committee Reports to Shareholders – Management Development and Compensation Committee Report” and is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the captions “Common Stock Ownership” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained in the Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

Koppers Holdings Inc.    2013 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 39.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 91. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Joint Venture Contract for the establishment of Koppers (Jiangsu) Carbon Chemical Company Limited between Koppers International B.V. and Yizhou Group Company Limited dated September 10, 2012 (incorporated by reference to exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2012).
2.2***	Asset Purchase Agreement by and between Tolko Industries Ltd., Koppers Ashcroft Inc. and Koppers Inc., dated as of January 7, 2014.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.2*	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994).
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K filed March 5, 2003).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to Exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to Exhibit 10.33 to the Koppers Inc. Form 10-Q for the quarter ended June 30, 2004).

Koppers Holdings Inc.    2013 Annual Report

Exhibit No.	Exhibit
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.37*	Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders filed on March 31, 2010).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to Exhibit 10.45 to the Koppers Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2006).
10.48	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II (incorporated by reference to exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009).
10.62*	Restricted Stock Unit Issuance Agreement – Time Vesting. (incorporated by reference to exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.63*	Restricted Stock Unit Issuance Agreement – Performance Vesting. (incorporated by reference to exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.64*	Notice of Grant of Stock Option. (incorporated by reference to exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.65*	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 22, 2011).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.67*	Letter Agreement between James T. Dietz and Koppers Inc. dated October 4, 2006 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.68*	Summary of Terms and Conditions of Employment between Mark R. McCormack and Koppers (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
10.73*	Amendment No. 2 to Employment Agreement with Steven R. Lacy effective December 19, 2012. (incorporated by reference to exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).

Exhibit No.	Exhibit
10.74*	Amendment No. 3 to Employment Agreement with Brian McCurrie effective December 19, 2012. (incorporated by reference to exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.75*	Employment Agreement between Koppers Inc. and Walter W. Turner effective January 1, 2013. (incorporated by reference to exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.76*	2013 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner. (incorporated by reference to exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.77*	2013 Restricted Stock Unit Issuance Agreement – Performance Vesting for Walter W. Turner. (incorporated by reference to exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.78*	2013 Notice of Grant of Stock Option for Walter W. Turner. (incorporated by reference to exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013).
10.79	Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto, PNC Capital Markets LLC and RBS Citizens N.A., as Co-Lead Arrangers; PNC Capital Markets LLC, Banc of America Securities LLC and RBS Citizens N.A., as Joint Bookrunners; PNC Bank, National Association, as Administrative Agent; Bank of America, N.A., as Documentation Agent; and Citizens Bank of Pennsylvania, First Commonwealth Bank and Wells Fargo Bank, N.A., as Syndication Agents, dated as of March 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).
10.80*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013).
10.81*	Amendment No. 3 to Employment Agreement with Steven R. Lacy effective August 7, 2013 (incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013).
10.82*	Amendment No. 4 to Employment Agreement with Brian McCurrie effective August 7, 2013 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013).
10.83	First Amendment to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013).
10.84* ***	2014 Restricted Stock Unit Issuance Agreement – Time Vesting.
10.85* ***	2014 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner.
10.86* ***	Senior Management Corporate Incentive Plan.
10.87* ***	Management Incentive Plan.
10.88* ***	EBIT Based Management Incentive Plan.
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

***	Filed herewith.

Koppers Holdings Inc.    2013 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write- Offs) Recoveries	Currency Translation	Balance at End of Year
(Dollars in millions)
2013
Allowance for doubtful accounts	$3.7	$(0.2)	$0.0	$0.1	$3.6

Inventory obsolescence reserves	$1.1	$0.7	$0.0	$(0.1)	$1.7

Deferred tax valuation allowance	$17.4	$2.6	$(0.2)	$(0.1)	$19.7

2012
Allowance for doubtful accounts	$0.3	$3.2	$0.0	$0.2	$3.7

Inventory obsolescence reserves	$1.4	$0.5	$(0.8)	$0.0	$1.1

Deferred tax valuation allowance	$10.2	$8.8	$(1.6)	$0.0	$17.4

2011
Allowance for doubtful accounts	$0.1	$0.3	$(0.1)	$0.0	$0.3

Inventory obsolescence reserves	$2.1	$4.2	$(4.9)	$0.0	$1.4

Deferred tax valuation allowance	$11.4	$(1.2)	$0.0	$0.0	$10.2

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

Signature	Capacity		Date

/S/ WALTER W. TURNER Walter W. Turner	Director, President and Chief Executive Officer		March 3, 2014

/S/ LEROY M. BALL Leroy M. Ball	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)		March 3, 2014
David M. Hillenbrand	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng	Director	By	/S/ WALTER W. TURNER
Albert J. Neupaver	Director		Walter W. Turner, Attorney-in-Fact
Louis L. Testoni	Director
Stephen R. Tritch	Director		March 3, 2014
T. Michael Young	Director