Form 10-Q
period 2014-03-31
Koppers Holdings Inc.
filed 2014-05-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2014 amounted to 20,453,942 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$331.4	$370.4
Cost of sales (excluding items below)	285.1	320.5
Depreciation and amortization	8.9	7.3
Impairment and restructuring charges	15.5	0.0
Selling, general and administrative expenses	21.4	17.7

Operating profit	0.5	24.9
Other income	0.2	0.5
Interest expense	6.8	6.9

(Loss) income before income taxes	(6.1)	18.5
Income taxes	(6.0)	7.1

(Loss) income from continuing operations	(0.1)	11.4
Income from discontinued operations, net of tax expense of $0.0 and $0.1	0.0	0.1

Net (loss) income	(0.1)	11.5
Net (loss) income attributable to noncontrolling interests	(2.3)	0.5

Net income attributable to Koppers	$2.2	$11.0

Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.11	$0.53
Discontinued operations	0.00	0.00

Earnings per basic common share	$0.11	$0.53

Diluted –
Continuing operations	$0.11	$0.53
Discontinued operations	0.00	0.00

Earnings per diluted common share	$0.11	$0.53

Comprehensive income	$2.6	$9.8
Comprehensive (loss) income attributable to noncontrolling interests	(2.7)	0.5

Comprehensive income attributable to Koppers	$5.3	$9.3

Weighted average shares outstanding (in thousands):
Basic	20,384	20,667
Diluted	20,588	20,925
Dividends declared per common share	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$54.7	$82.2
Accounts receivable, net of allowance of $3.6 and $3.6	157.3	157.9
Income tax receivable	11.1	9.0
Inventories, net	193.2	168.8
Deferred tax assets	12.4	10.0
Loan to related party	9.5	9.5
Other current assets	31.4	35.7

Total current assets	469.6	473.1
Equity in non-consolidated investments	6.7	6.6
Property, plant and equipment, net	202.5	197.0
Goodwill	75.0	72.7
Deferred tax assets	14.7	9.3
Other assets	32.7	26.2

Total assets	$801.2	$784.9

Liabilities
Accounts payable	$91.8	$107.6
Accrued liabilities	83.4	82.4
Dividends payable	5.1	5.1

Total current liabilities	180.3	195.1
Long-term debt	340.0	303.1
Accrued postretirement benefits	37.2	41.6
Deferred tax liabilities	15.2	14.7
Other long-term liabilities	42.1	40.6

Total liabilities	614.8	595.1
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,897,190 and 21,722,492 shares issued	0.2	0.2
Additional paid-in capital	160.1	158.9
Retained earnings	68.3	71.3
Accumulated other comprehensive loss	(7.0)	(10.2)
Treasury stock, at cost, 1,443,248 and 1,390,494 shares	(52.4)	(50.4)

Total Koppers shareholders’ equity	169.2	169.8
Noncontrolling interests	17.2	20.0

Total equity	186.4	189.8

Total liabilities and equity	$801.2	$784.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net (loss) income	$(0.1)	$11.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	8.9	7.3
Impairment charges	4.7	0.0
Deferred income taxes	(7.2)	0.7
Equity income, net of dividends received	0.0	(0.2)
Change in other liabilities	(2.8)	(3.6)
Non-cash interest expense	0.4	0.4
Stock-based compensation	1.2	1.4
Other	0.2	0.1
(Increase) decrease in working capital:
Accounts receivable	2.1	(12.7)
Inventories	(6.6)	1.9
Accounts payable	(16.8)	(2.5)
Accrued liabilities and other working capital	2.3	1.4

Net cash provided by (used in) operating activities	(13.7)	5.7
Cash provided by (used in) investing activities:
Capital expenditures	(14.8)	(6.4)
Acquisitions	(29.6)	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.2

Net cash used in investing activities	(44.4)	(6.2)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	67.5	36.5
Repayments of revolving credit	(52.5)	(36.5)
Borrowings of long-term debt	22.2	0.0
Issuances of Common Stock	0.0	0.2
Repurchases of Common Stock	(2.0)	(1.6)
Payment of deferred financing costs	0.0	(1.1)
Dividends paid	(5.0)	(5.0)

Net cash provided by (used in) financing activities	30.2	(7.5)
Effect of exchange rate changes on cash	0.4	(2.0)

Net decrease in cash and cash equivalents	(27.5)	(10.0)
Cash and cash equivalents at beginning of year	82.2	66.7

Cash and cash equivalents at end of period	$54.7	$56.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2013 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2013.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2013.

2. Dividends

On May 2, 2014, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on July 7, 2014 to shareholders of record as of May 19, 2014.

3. Plant Closures and Discontinued Operations

On January 22, 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company is ramping down production at the Uithoorn facility over the first six months of 2014 as it transitions production to other Company-owned European facilities. The Company expects to discontinue distillation activities by mid-2014 and to complete closure at the site by the end of 2015. For the three months ended March 31, 2014, the Company recorded closure costs of $10.8 million for severance and site demolition liabilities. In the fourth quarter of 2013, the Company recorded an asset impairment charge of $6.9 million related to the facility.

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company estimates that total future closure costs related to this facility will be approximately $0.3 million. The closure is expected to be completed during 2015. The facility is part of the Carbon Materials and Chemicals segment. Operating profit from this discontinued operation totaled $0.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2012	$0.2	$6.7	$6.3	$0.1	$13.3
Reversal of accrued charges	(0.1)	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	(2.0)	(0.1)	(2.2)
Currency translation	0.0	(1.0)	(0.7)	0.0	(1.7)

Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	10.0	0.0	0.8	0.0	10.8
Cash paid	(0.2)	0.0	0.0	0.0	(0.2)
Currency translation	0.1	0.2	0.2	0.0	0.5

Reserve at March 31, 2014	$10.0	$5.8	$4.3	$0.0	$20.1

4. Business Acquisitions

Koppers Ashcroft – On January 20, 2014, the Company acquired the crosstie treating business and related manufacturing facility of Tolko Industries Ltd. located in Ashcroft, British Columbia, Canada. The purchase price was $29.6 million, subject to post-closing adjustments, and was funded primarily by available cash. The preliminary allocation of purchase price to acquired assets primarily consisted of inventory totaling $16.0 million, plant and equipment totaling $3.6 million, intangible assets consisting primarily of customer relationships totaling $7.4 million and Canadian tax deductible goodwill of $1.6 million. The goodwill is allocated to the Railroad and Utility Products and Services segment and the customer contracts will be amortized over a period of 12 years.

Subsequent event – On April 13, 2014, Koppers Inc. signed an agreement to acquire the wood preservation and railroad services businesses of Osmose Holdings, Inc. (Osmose). Osmose’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Osmose’s railroad services business is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. Revenues for the acquired businesses in 2013 were approximately $390 million.

The base purchase price is $460 million and is subject to certain closing adjustments. The base purchase price includes the value of an anticipated 338(h)(10) tax election that is expected to provide cash tax savings over the next 15 years. Koppers plans to finance the purchase through new and existing bank debt, including a new term loan and an increase to the Company’s existing revolving credit facility. The transaction is expected to close in the third quarter of 2014, subject to regulatory filings and customary closing conditions.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$54.7	$54.7	$82.2	$82.2
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$365.1	$340.0	$331.2	$303.1

(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the revolving credit facility and construction loans approximate carrying value due to the variable rate nature of these instruments.

6. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2014 and 2013 is summarized in the table below:

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)
Net (loss) income	$(0.1)	$11.5
Other comprehensive income (loss):
Change in currency translation adjustment	(0.3)	(3.5)
Change in foreign currency transactions of long-term subsidiary investments	2.4	0.7
Change in unrecognized pension net loss, net of tax expense of $0.2 and $0.6	0.6	1.0
Change in unrecognized prior service cost, net of tax expense of $0.0 and $0.0	0.0	0.1

Total comprehensive income	2.6	9.8
Less: comprehensive (loss) income attributable to noncontrolling interests	(2.7)	0.5

Comprehensive income attributable to Koppers	$5.3	$9.3

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss, unrecognized prior service cost and unrecognized transition asset. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans.

The following tables present the change in equity for the three months ended March 31, 2014 and 2013, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	2.2	(2.3)	(0.1)
Employee stock plans	1.2	0.0	1.2
Other comprehensive income (loss)	3.2	(0.5)	2.7
Dividends	(5.2)	0.0	(5.2)
Repurchases of common stock	(2.0)	0.0	(2.0)

Balance at March 31, 2014	$169.2	$17.2	$186.4

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	11.0	0.5	11.5
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	1.6	0.0	1.6
Other comprehensive income	(1.7)	0.0	(1.7)
Dividends	(5.4)	0.0	(5.4)
Repurchases of common stock	(1.6)	0.0	(1.6)

Balance at March 31, 2013	$154.7	$18.0	$172.7

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$2.2	$11.0
Less: Income from discontinued operations	0.0	0.1

Income from continuing operations attributable to Koppers	$2.2	$10.9

Weighted average common shares outstanding:
Basic	20,384	20,667
Effect of dilutive securities	204	258

Diluted	20,588	20,925

Earnings per common share – continuing operations:
Basic earnings per common share	$0.11	$0.53
Diluted earnings per common share	0.11	0.53

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	235	181

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) each year starting in 2007. The restricted stock units vest on the third anniversary of the grant date or ratably over three years, assuming continued employment by the participant. Performance stock units granted in 2011 have a two-year performance objective. Performance stock units granted after 2011 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of March 31, 2014:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	92,847	139,271
2013 – 2015	0	90,661	135,992
2014 – 2016	0	108,506	162,759

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2014:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2013	148,836	319,984	468,820	$40.30
Granted	79,219	108,506	187,725	$37.93
Credited from dividends	3,470	8,425	11,895	$38.44
Vested	(42,381)	(132,317)	(174,698)	$40.08
Forfeited	(2,485)	(6,205)	(8,690)	$40.26

Non-vested at March 31, 2014	186,659	298,393	485,052	$39.41

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

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2014 Grant	February 2013 Grant	February 2012 Grant
Grant date price per share of option award	$37.93	$42.76	$38.21
Expected dividend yield per share	2.75%	2.75%	2.75%
Expected life in years	6.5	6.5	6.5
Expected volatility	52.14%	53.77%	55.06%
Risk-free interest rate	1.98%	1.29%	1.34%
Grant date fair value per share of option awards	$15.26	$17.28	$15.82

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	421,080	$35.96
Granted	106,658	$37.93
Forfeited	(8,747)	$40.42
Outstanding at March 31, 2014	518,991	$36.29	7.25	$2.7
Exercisable at March 31, 2014	235,231	$32.35	6.01	$2.1

Total stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.2	$1.4
Less related income tax benefit	0.5	0.6

	$0.7	$0.8

As of March 31, 2014, total future compensation expense related to non-vested stock-based compensation arrangements totaled $11.2 million and the weighted-average period over which this cost is expected to be recognized is approximately 26 months.

9. Segment Information

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$202.6	$230.5
Railroad and Utility Products and Services	128.8	139.9

Total	$331.4	$370.4

Intersegment revenues:
Carbon Materials and Chemicals	$21.2	$21.9

Depreciation and amortization expense(a):
Carbon Materials and Chemicals	$6.1	$4.5
Railroad and Utility Products and Services	2.8	2.8

Total	$8.9	$7.3

Operating profit:
Carbon Materials and Chemicals(b)	$(8.8)	$13.1
Railroad and Utility Products and Services	11.1	12.3
Corporate(c)	(1.8)	(0.5)

Total	$0.5	$24.9

(a)	Excludes impairment charges of $4.7 million in 2014 for Carbon Materials and Chemicals.
(b)	Includes plant closure costs of $10.8 million in 2014 for the Uithoorn, the Netherlands facility and impairment charges of $4.7 million in 2014 for the Tangshan, China facility.
(c)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2014	December 31, 2013
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$523.7	$535.5
Railroad and Utility Products and Services	228.6	179.3
All other	48.9	70.1

Total	$801.2	$784.9

Goodwill:
Carbon Materials and Chemicals	$68.7	$68.0
Railroad and Utility Products and Services	6.3	4.7

Total	$75.0	$72.7

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. Items that are not related to annual pretax ordinary income are recognized entirely in the interim period as a discrete item.

Income taxes as a percentage of pretax ordinary income was 72.9 percent and 38.5 percent for each of the three months ended March 31, 2014 and 2013, respectively, before discrete items. Discrete items included in income taxes for the three months ended

March 31, 2014 were a net tax benefit of $5.5 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested. There were no material discrete items included in income taxes for the three months ended March 31, 2013.

The effective tax rate for the three months ended on March 31, 2014 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+34.8 percent), state taxes (+3.6 percent), nondeductible expenses (+1.8 percent), and uncertain tax expenses (+1.1 percent) partially offset by the domestic manufacturing deduction (-3.4 percent). With respect to the three months ended on March 31, 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+2.4 percent), state taxes (+1.7 percent), uncertain tax expenses (+0.7 percent), and nondeductible expenses (+0.6 percent) partially offset by the domestic manufacturing deduction (-1.9 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2014 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

As of March 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.6 million and $4.5 million, respectively. Unrecognized tax benefits totaled $6.1 million and $6.1 million as of March 31, 2014 and December 31, 2013, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2014 and December 31, 2013 the Company had accrued approximately $1.3 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Net inventories as of March 31, 2014 and December 31, 2013 are summarized in the table below:

	March 31, 2014	December 31, 2013
(Dollars in millions)
Raw materials	$119.1	$105.4
Work in process	18.2	19.2
Finished goods	107.5	94.8

	244.8	219.4
Less revaluation to LIFO	51.6	50.6

Net	$193.2	$168.8

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2014 and December 31, 2013 are summarized in the table below:

	March 31, 2014	December 31, 2013
(Dollars in millions)
Land	$9.6	$9.1
Buildings	31.1	30.6
Machinery and equipment	624.0	608.1

	664.7	647.8
Less accumulated depreciation	462.2	450.8

Net	$202.5	$197.0

Impairment – Impairment charges for the three months ended March 31, 2014 were $4.7 million ($2.8 million, net of non-controlling interest) and were related to the Carbon Material and Chemicals’ plant in Tangshan, China. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The impairment of the Company’s 60-percent owned plant in Tangshan, China is due to the forced closure of a neighboring metallurgical coke facility. In October 2013, the Company was informed by the Tangshan Municipal People’s Government (“Tangshan Government”) of its intention to close the two coke batteries owned and operated by the Tangshan Iron and Steel Group Co., Ltd (“TISCO”) in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. The Company was notified in March 2014 by TISCO that all coke batteries would cease production no later than the end of June 2014.

The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near to TISCO’s coke facililty and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. The Company is continuing to evaluate its options, which include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies.

The closure of KCCC’s coal tar distillation facility would have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests and excluding asset impairment charges. As of March 31, 2014, the remaining net book value of fixed assets subject to impairment was $2.5 million. This amount will be reflected in depreciation expense over the next four months on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which is scheduled for production start-up in mid-2014, its other 30-percent owned Chinese company and other commercial relationships in China. However, the Company’s margin on export sales may be negatively affected as a result of these actions.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)
Service cost	$0.6	$0.9
Interest cost	2.9	2.7
Expected return on plan assets	(3.5)	(3.2)
Amortization of net loss	1.0	1.9

Net periodic benefit cost for defined benefit plans	$1.0	$2.3

Defined contribution plan expense	$1.7	$1.5
Other postretirement benefit plan expense	0.1	0.1
Multi-employer pension plan expense	0.1	0.1

14. Debt

Debt at March 31, 2014 and December 31, 2013 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2014	December 31, 2013
(Dollars in millions)
Revolving Credit Facility	1.91%	2018	$15.0	$0.0
Construction loans	6.24%	2018	$28.3	$6.6
Senior Notes	7 7/8%	2019	296.7	296.5

Total debt			340.0	303.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$340.0	$303.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.3 million for both of the three months ended March 31, 2014 and March 31, 2013 and are charged to interest expense.

As of March 31, 2014, the Company had $299.8 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2014, $35.2 million of commitments were utilized by outstanding letters of credit.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$23.2	$21.5
Accretion expense	0.5	1.2
Revision in estimated cash flows, net	0.8	6.7
Expenses incurred	(1.4)	(5.6)
Currency translation	0.2	(0.6)

Balance at end of period	$23.3	$23.2

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$3.2	$3.9
Revenue earned	(0.2)	(0.7)

Balance at end of period	$3.0	$3.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 111 plaintiffs in 61 cases pending as of March 31, 2014 as compared to 111 plaintiffs in 61 cases pending as of December 31, 2013. As of December 31, 2013, there are a total of 57 cases pending in state court in Pennsylvania, three in Arkansas, and one case pending in state court in Tennessee.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. In May 2013, the Court entered a scheduling order for class certification, which sets out discovery deadlines leading up to motions for class certification and opposition to those motions. Under the terms of the order, depositions relating to class certification will not commence until the court has disposed of all pending motions to dismiss. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. However, the court has not yet ruled on all pending motions to dismiss filed by other defendants. Therefore, depositions relating to class certification have not yet commenced.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (“Koppers Netherlands”) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included an initial claim for lost profits of approximately $1.7 million. In July 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. In its statement of claim to the arbitration board, the owner of the unaffiliated facility has claimed damages of at least $3.1 million for these costs. The arbitration hearing has been scheduled for June 2014.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 or (“Pre-Closing”) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. currently maintains a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for remediation based settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRD cost.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $1.0 million at March 31, 2014, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $4.2 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $2.8 million as of March 31, 2014.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $5.9 million as of March 31, 2014.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.7 million and $8.2 million are classified as current liabilities at March 31, 2014 and December 31, 2013, respectively:

	Period ended
	March 31, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$11.9	$14.1
Expense	0.1	1.8
Reversal of reserves	0.0	(1.2)
Cash expenditures	(0.1)	(0.9)
Currency translation	0.5	(1.9)

Balance at end of period	$12.4	$11.9

18. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $154 million as of March 31, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $7.3 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three months ended March 31, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Parent, Koppers Inc., Domestic Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the three months ended March 31, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$177.6	$10.7	$153.9	$(10.8)	$331.4
Cost of sales including depreciation and amortization	0.0	160.9	6.9	152.5	(10.8)	309.5
Selling, general and administrative	0.5	13.5	0.3	7.1	0.0	21.4

Operating profit (loss)	(0.5)	3.2	3.5	(5.7)	0.0	0.5
Other income (expense)	0.0	0.0	0.9	0.3	(1.0)	0.2
Equity income of subsidiaries	2.5	2.3	(8.2)	0.0	3.4	0.0
Interest expense (income)	0.0	6.8	0.0	1.0	(1.0)	6.8
Income taxes	(0.2)	(3.7)	(6.0)	3.9	0.0	(6.0)

Income from continuing operations	2.2	2.4	2.2	(10.3)	3.4	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(2.3)	0.0	(2.3)

Net income attributable to Koppers	$2.2	$2.4	$2.2	$(8.0)	$3.4	$2.2

Comprehensive income attributable to Koppers	$5.3	$5.6	$4.9	$0.2	$(10.7)	$5.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$204.4	$22.2	$161.9	$(18.1)	$370.4
Cost of sales including depreciation and amortization	0.0	183.0	17.4	145.4	(18.0)	327.8
Selling, general and administrative	0.5	9.7	0.4	7.1	0.0	17.7

Operating profit (loss)	(0.5)	11.7	4.4	9.4	(0.1)	24.9
Other income (expense)	0.0	0.1	1.1	0.4	(1.1)	0.5
Equity income of subsidiaries	11.4	11.1	5.6	0.0	(28.1)	0.0
Interest expense (income)	0.1	6.8	0.0	1.1	(1.1)	6.9
Income taxes	(0.2)	4.7	0.1	2.5	0.0	7.1

Income from continuing operations	11.0	11.4	11.0	6.2	(28.2)	11.4
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$11.0	$11.4	$11.0	$5.8	$(28.2)	$11.0

Comprehensive income attributable to Koppers	$9.3	$9.5	$8.1	$(3.6)	$(14.0)	$9.3

Condensed Consolidating Balance Sheet

March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.7	$0.0	$54.7
Receivables, net	0.0	84.5	3.0	80.9	0.0	168.4
Affiliated receivables	0.0	5.3	6.3	4.8	(16.4)	0.0
Inventories, net	0.0	94.5	0.0	98.9	(0.2)	193.2
Deferred tax assets	0.0	7.9	3.9	0.6	0.0	12.4
Other current assets	0.0	5.8	0.5	34.6	0.0	40.9

Total current assets	0.0	198.0	13.7	274.5	(16.6)	469.6
Equity investments	174.2	338.5	185.2	4.8	(696.0)	6.7
Property, plant and equipment, net	0.0	110.8	0.1	91.6	0.0	202.5
Goodwill	0.0	39.8	0.0	35.2	0.0	75.0
Deferred tax assets	0.0	3.8	2.3	8.6	0.0	14.7
Affiliated loan receivables	0.0	36.8	146.1	40.5	(223.4)	0.0
Other noncurrent assets	0.0	14.4	0.0	18.3	0.0	32.7

Total assets	$174.2	$742.1	$347.4	$473.5	$(936.0)	$801.2

LIABILITIES AND EQUITY
Accounts payable	$0.1	$45.9	$2.6	$43.2	$0.0	$91.8
Affiliated payables	0.0	9.7	1.7	10.2	(21.6)	0.0
Accrued liabilities	4.9	30.6	0.3	52.7	0.0	88.5

Total current liabilities	5.0	86.2	4.6	106.1	(21.6)	180.3
Long-term debt	0.0	311.7	0.0	28.3	0.0	340.0
Affiliated debt	0.0	111.9	36.8	74.7	(223.4)	0.0
Other long-term liabilities	0.0	63.3	2.6	28.6	0.0	94.5

Total liabilities	5.0	573.1	44.0	237.7	(245.0)	614.8
Koppers shareholders’ equity	169.2	169.0	303.4	218.6	(691.0)	169.2
Noncontrolling interests	0.0	0.0	0.0	17.2	0.0	17.2

Total liabilities and equity	$174.2	$742.1	$347.4	$473.5	$(936.0)	$801.2

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	82.0	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	2.3	(7.5)	0.0
Inventories, net	0.0	86.1	0.0	82.9	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	37.3	0.0	45.2

Total current assets	0.2	207.9	15.4	257.3	(7.7)	473.1
Equity investments	174.7	333.5	182.9	4.6	(689.1)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	84.8	0.0	197.0
Goodwill	0.0	39.8	0.0	32.9	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	8.3	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	40.9	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	11.2	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$52.6	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	8.6	(14.5)	0.0
Accrued liabilities	5.1	27.8	0.5	54.1	0.0	87.5

Total current liabilities	5.1	78.0	11.2	115.3	(14.5)	195.1
Long-term debt	0.0	296.5	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	26.8	0.0	96.9

Total liabilities	5.1	551.6	22.2	203.9	(187.7)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	216.1	(682.3)	169.8
Noncontrolling interests	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$7.0	$(8.0)	$5.8	$(6.7)	$(11.8)	$(13.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.2)	(14.9)	(41.1)	14.8	(44.4)
(Loans to) repayments from affiliates	0.0	(28.5)	(19.5)	0.4	47.6	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(31.7)	(34.4)	(40.7)	62.4	(44.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	15.0	0.0	22.2	0.0	37.2
Borrowings (repayments) of affiliated debt	0.0	2.1	28.5	17.0	(47.6)	0.0
Dividends paid	(5.0)	(7.3)	0.0	(4.5)	11.8	(5.0)
Stock issued (repurchased)	(2.0)	0.0	0.0	14.8	(14.8)	(2.0)

Net cash provided by (used in) financing activities	(7.0)	9.8	28.5	49.5	(50.6)	30.2
Effect of exchange rates on cash	0.0	0.0	0.0	0.4	0.0	0.4

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	(0.1)	2.5	0.0	(27.5)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$54.7	$0.0	$54.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.4	$5.4	$4.1	$(0.4)	$(9.8)	$5.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.5)	0.0	(2.9)	0.0	(6.4)
(Loans to) repayments from affiliates	0.0	0.1	(3.9)	0.3	3.5	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.1	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(3.3)	(3.9)	(2.5)	3.5	(6.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of affiliated debt	0.0	3.6	(0.1)	0.0	(3.5)	0.0
Deferred financing costs	0.0	(1.1)	0.0	0.0	0.0	(1.1)
Dividends paid	(5.0)	(6.7)	0.0	(3.1)	9.8	(5.0)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(6.4)	(4.2)	(0.1)	(3.1)	6.3	(7.5)
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	0.0	(2.0)

Net increase (decrease) in cash and cash equivalents	0.0	(2.1)	0.1	(8.0)	0.0	(10.0)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$2.7	$0.1	$53.9	$0.0	$56.7

19. Subsidiary Guarantor Information for Shelf Registration

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by its subsidiaries totals approximately $154 million as of March 31, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $7.3 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three months ended March 31, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the three months ended March 31, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$177.6	$10.7	$113.1	$40.8	$(10.8)	$331.4
Cost of sales including depreciation and amortization	0.0	160.9	6.9	108.1	44.4	(10.8)	309.5
Selling, general and administrative	0.5	13.5	0.3	5.8	1.3	0.0	21.4

Operating profit (loss)	(0.5)	3.2	3.5	(0.8)	(4.9)	0.0	0.5
Other income (expense)	0.0	0.0	0.9	0.0	0.3	(1.0)	0.2
Equity income of subsidiaries	2.5	2.3	(8.2)	(3.4)	0.0	6.8	0.0
Interest expense (income)	0.0	6.8	0.0	0.6	0.4	(1.0)	6.8
Income taxes	(0.2)	(3.7)	(6.0)	3.3	0.6	0.0	(6.0)

Income from continuing operations	2.2	2.4	2.2	(8.1)	(5.6)	6.8	(0.1)
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	(2.3)	0.0	(2.3)

Net income attributable to Koppers	$2.2	$2.4	$2.2	$(8.1)	$(3.3)	$6.8	$2.2

Comprehensive income attributable to Koppers	$5.3	$5.6	$4.9	$(6.1)	$(0.9)	$(3.5)	$5.3

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$204.4	$22.2	$121.5	$40.7	$(18.4)	$370.4
Cost of sales including depreciation and amortization	0.0	183.0	17.4	107.7	38.0	(18.3)	327.8
Selling, general and administrative	0.5	9.7	0.4	6.0	1.1	0.0	17.7

Operating profit (loss)	(0.5)	11.7	4.4	7.8	1.6	(0.1)	24.9
Other income (expense)	0.0	0.1	1.1	0.0	0.4	(1.1)	0.5
Equity income of subsidiaries	11.4	11.1	5.6	0.5	0.0	(28.6)	0.0
Interest expense (income)	0.1	6.8	0.0	0.8	0.3	(1.1)	6.9
Income taxes	(0.2)	4.7	0.1	2.0	0.5	0.0	7.1

Income from continuing operations	11.0	11.4	11.0	5.5	1.2	(28.7)	11.4
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.0	0.5	0.0	0.5

Net income attributable to Koppers	$11.0	$11.4	$11.0	$5.6	$0.7	$(28.7)	$11.0

Comprehensive income attributable to Koppers	$9.3	$9.6	$8.2	$1.8	$0.1	$(19.7)	$9.3

Condensed Consolidating Balance Sheet

March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$41.8	$12.9	$0.0	$54.7
Receivables, net	0.0	84.5	3.0	51.5	29.4	0.0	168.4
Affiliated receivables	0.0	5.3	6.3	3.6	1.3	(16.5)	0.0
Inventories, net	0.0	94.5	0.0	75.0	23.9	(0.2)	193.2
Deferred tax assets	0.0	7.9	3.9	0.0	0.6	0.0	12.4
Other current assets	0.0	5.8	0.5	16.8	17.8	0.0	40.9

Total current assets	0.0	198.0	13.7	188.7	85.9	(16.7)	469.6
Equity investments	174.2	338.5	185.2	46.2	4.8	(742.2)	6.7
Property, plant and equipment, net	0.0	110.8	0.1	39.3	52.3	0.0	202.5
Goodwill	0.0	39.8	0.0	32.4	2.8	0.0	75.0
Deferred tax assets	0.0	3.8	2.3	5.6	3.0	0.0	14.7
Affiliated loan receivables	0.0	36.8	146.1	0.1	40.4	(223.4)	0.0
Other noncurrent assets	0.0	14.4	0.0	10.2	8.1	0.0	32.7

Total assets	$174.2	$742.1	$347.4	$322.5	$197.3	$(982.3)	$801.2

LIABILITIES AND EQUITY
Accounts payable	$0.1	$45.9	$2.6	$32.8	$10.4	$0.0	$91.8
Affiliated payables	0.0	9.7	1.7	1.2	9.0	(21.6)	0.0
Accrued liabilities	4.9	30.6	0.3	41.8	10.9	0.0	88.5

Total current liabilities	5.0	86.2	4.6	75.8	30.3	(21.6)	180.3
Long-term debt	0.0	311.7	0.0	0.0	28.3	0.0	340.0
Affiliated debt	0.0	111.9	36.8	57.6	17.1	(223.4)	0.0
Other long-term liabilities	0.0	63.3	2.6	20.4	8.2	0.0	94.5

Total liabilities	5.0	573.1	44.0	153.8	83.9	(245.0)	614.8
Koppers shareholders’ equity	169.2	169.0	303.4	168.7	96.2	(737.3)	169.2
Noncontrolling interests	0.0	0.0	0.0	0.0	17.2	0.0	17.2

Total liabilities and equity	$174.2	$742.1	$347.4	$322.5	$197.3	$(982.3)	$801.2

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$43.5	$8.7	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	55.5	26.5	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	0.8	1.6	(7.6)	0.0
Inventories, net	0.0	86.1	0.0	75.2	7.7	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.0	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	17.5	19.8	0.0	45.2

Total current assets	0.2	207.9	15.4	192.5	64.9	(7.8)	473.1
Equity investments	174.7	333.5	182.9	50.5	4.5	(739.5)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	38.1	46.7	0.0	197.0
Goodwill	0.0	39.8	0.0	31.5	1.4	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	5.5	2.8	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	0.1	40.8	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	9.9	1.3	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$40.6	$12.0	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	0.4	8.4	(14.7)	0.0
Accrued liabilities	5.1	27.8	0.5	31.4	22.7	0.0	87.5

Total current liabilities	5.1	78.0	11.2	72.4	43.1	(14.7)	195.1
Long-term debt	0.0	296.5	0.0	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	0.0	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	19.6	7.2	0.0	96.9

Total liabilities	5.1	551.6	22.2	147.2	56.9	(187.9)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	180.9	85.5	(732.6)	169.8
Noncontrolling interests	0.0	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$7.0	$(8.0)	$5.8	$4.8	$(11.5)	$(11.8)	$(13.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.2)	(14.9)	(2.7)	(38.4)	14.8	(44.4)
(Loans to) repayments from affiliates	0.0	(28.5)	(19.5)	0.0	0.4	47.6	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(31.7)	(34.4)	(2.7)	(38.0)	62.4	(44.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	15.0	0.0	0.0	22.2	0.0	37.2
Borrowings (repayments) of affiliated debt	0.0	2.1	28.5	0.0	17.0	(47.6)	0.0
Dividends paid	(5.0)	(7.3)	0.0	(4.5)	0.0	11.8	(5.0)
Stock issued (repurchased)	(2.0)	0.0	0.0	0.0	14.8	(14.8)	(2.0)

Net cash provided by (used in) financing activities	(7.0)	9.8	28.5	(4.5)	54.0	(50.6)	30.2
Effect of exchange rates on cash	0.0	0.0	0.0	0.7	(0.3)	0.0	0.4

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	(0.1)	(1.7)	4.2	0.0	(27.5)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	43.5	8.7	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$41.8	$12.9	$0.0	$54.7

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.4	$5.4	$4.1	$3.2	$(3.6)	$(9.8)	$5.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.5)	0.0	(1.0)	(1.9)	0.0	(6.4)
(Loans to) repayments from affiliates	0.0	0.1	(3.9)	0.0	0.3	3.5	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.1	0.0	0.0	0.2

Net cash provided by (used in) investing activities	0.0	(3.3)	(3.9)	(0.9)	(1.6)	3.5	(6.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of affiliated debt	0.0	3.6	(0.1)	0.0	0.0	(3.5)	0.0
Deferred financing costs	0.0	(1.1)	0.0	0.0	0.0	0.0	(1.1)
Dividends paid	(5.0)	(6.7)	0.0	(3.1)	0.0	9.8	(5.0)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(6.4)	(4.2)	(0.1)	(3.1)	0.0	6.3	(7.5)
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	0.0	0.0	(2.0)

Net increase (decrease) in cash and cash equivalents	0.0	(2.1)	0.1	(2.8)	(5.2)	0.0	(10.0)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$2.7	$0.1	$37.9	$16.0	$0.0	$56.7

20. Related Party Transactions

As of March 31, 2014, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, Koppers may not be able to successfully integrate the wood preservatives business and/or the railroad services business of Osmose or such integration may take longer to accomplish than expected; the expected cost savings and any synergies from the acquisition may not be fully realized within the expected timeframes; disruption from the acquisition may make it more difficult to maintain relationships with clients, associates or suppliers; the required governmental approvals of the acquisition may not be obtained on the proposed terms and schedule; the required financing for the acquisition may not be obtained on the proposed terms and schedule; general economic and business conditions; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this release and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are a leading integrated global provider of chemicals, carbon compounds and treated wood products and services. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete, and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in the United States, Australia, China, the United Kingdom, Denmark and Canada.

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

In April 2014, we announced that we have signed a stock purchase agreement to acquire the wood preservation and railroad services businesses of Osmose Holdings, Inc. for a base purchase price of $460 million subject to customary closing conditions.

The base purchase price includes the value of an anticipated 338(h)(10) tax election that is expected to provide cash tax savings over the next 15 years. Revenues for these businesses in 2013 were approximately $390 million. The closing is expected to occur in the third quarter of 2014. We plan to finance the purchase through a combination of a $300 million term loan and an increase in our revolving credit facility to $500 million from $350 million.

In January 2014, we announced the acquisition of a crosstie treating plant in Ashcroft, British Columbia, Canada from Tolko Industries, Inc. for a purchase price of approximately $30 million. The facility, which is estimated to provide approximately $30 million in annual revenue, gives Koppers an operating presence in the Canadian railroad market.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility that will be majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term contract with Nippon to supply their carbon black and needle coke plants. The project has commenced and construction of the tar distillation plant is expected to be completed in mid-2014. We expect construction of the carbon black and needle coke plants to be completed by the end of 2014. We will be selling all of our production from the new facility into the domestic Chinese market until carbon black and needle coke facilities are completed.

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, Tangshan Iron and Steel Group Co., Ltd (“TISCO”), in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One of TISCO’s two coke batteries was recently shut down and we have been informed that the other coke battery adjacent to KCCC is scheduled to be shut down by the end of June 2014. The Company’s 60-percent owned subsidiary, KCCC, is located adjacent to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. The Company is continuing to evaluate its options, which include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies.

The closure or relocation of KCCC’s coal tar distillation facility would have a material adverse effect on our business, financial condition, cash flow and results of operations. For the year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests. As of March 31, 2014, after recording an impairment charges of $4.0 million in the fourth quarter of 2013 and $4.7 million in the first quarter of 2014, the remaining net book value of fixed assets subject to impairment was $2.5 million. This amount will be reflected in depreciation expense over the next four months on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which is scheduled for production start-up in mid-2014, its other 30-percent owned Chinese company and other commercial relationships in China. However, the Company’s margin on export sales may be negatively affected as a result of these actions.

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

Our businesses and results of operations were also negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the forseeable future. Additionally, during 2013 our profitability in North America was negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

As a result of the items noted above, we are curtailing operations at several of our global CMC facilities including Follansbee, West Virginia, Uithoorn, The Netherlands, and Portland, Oregon in an effort to reduce costs and improve profitability. The curtailments resulted in charges to earnings of approximately $9.6 million in the fourth quarter of 2013 and are expected to result in cost savings of approximately $9 million in 2014.

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

In the second half of 2013 and first quarter of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition has resulted in higher prices and reduced availability for crossties that may result in reduced sales volumes for crossties for us in 2014.

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

Results of Operations – Comparison of Three Months Ended March 31, 2014 and 2013

Consolidated Results

Net sales for the three months ended March 31, 2014 and 2013 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals	$202.6	$230.5	-12%
Railroad and Utility Products and Services	128.8	139.9	-8%
	$331.4	$370.4	-11%

CMC net sales decreased by $27.9 million or 12 percent compared to the prior year period due to lower sales volumes for all major products and lower sales prices for all major products except naphthalene.

Lower sales volumes and prices for carbon pitch, driven by a difficult pricing environment, reduced sales by six percent compared to the prior year quarter.

Lower distillate sales volumes and prices decreased sales by four percent compared to the first quarter of 2013 due mainly to lower sales volumes and prices for carbon black feedstock sold from China.

Sales of coal tar chemicals declined by one percent of sales as decreases in phthalic anhydride sales prices in the U.S. of two percent more than offset higher sales prices for naphthalene of one percent of sales. Lower sales prices for phthalic anhydride were due to lower prices for orthoxylene, and lower sales volumes for naphthalene were due to reduced end-market demand.

RUPS net sales decreased by $11.1 million or eight percent compared to the prior year period. The sales decrease was due primarily to lower sales volumes for untreated crossties as a result of competitive conditions in the hardwood lumber markets combined with difficult weather conditions for loggers.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended March 31, 2014 compared to 87 percent for the quarter ended March 31, 2013.

Depreciation and amortization for the quarter ended March 31, 2014 was $1.6 million higher when compared to the prior year period due mainly to depreciation and amortization for the Ashcroft wood treating facility that was acquired in January 2014 and accelerated depreciation related to our facilities in Uithoorn, the Netherlands and Tangshan, China.

Impairment and restructuring charges of $15.5 million for the quarter ended March 31, 2014 were related to the ceasing of distillation of the Uithoorn facility of $10.8 million combined with impairment charges related to the Tangshan facility of $4.7 million.

Selling, general and administrative expenses for the quarter ended March 31, 2014 were $3.7 million higher when compared to the prior year period due mainly to approximately $3.5 million of consulting expenses related to acquisitions, operations improvement projects, and plant startup costs.

Other income for the quarter ended March 31, 2014 was $0.3 million lower when compared to the prior year due mainly to lower earnings from equity affiliates.

Interest expense for the quarter ended March 31, 2014 was $6.8 million as compared to $6.9 million in the prior year period as a result of slightly lower average borrowings in the current quarter.

Income taxes for the quarter ended March 31, 2014 were $13.1 million lower when compared to the prior year period due to a significant reduction in pre-tax income, an increased effective tax rate, and a significant discrete tax benefit. The increase in the effective tax rate on pretax ordinary income and before discrete items to 72.9 percent compared to 38.4 percent in the prior year quarter is attributed to the non-deductibility of certain expenses such as closure costs related to the Uithoorn facility. Discrete items included in income taxes for the quarter ended March 31, 2014 were a net tax benefit of $5.5 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Segment Results

Segment operating profit for the three months ended March 31, 2014 and 2013 is summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2014	2013
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(8.8)	$13.1	-167%
Railroad and Utility Products and Services	11.1	12.3	-10%
Corporate	(1.8)	(0.5)	0%
	$0.5	$24.9	-98%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	(4.3)%	5.7%	-10.0%
Railroad and Utility Products and Services	8.6%	8.8%	-0.2%
	0.2%	6.7%	-6.5%

CMC operating profit decreased by $21.9 million or 167 percent over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 4.3 percent compared to operating profit of 5.7 percent in the prior year quarter. Operating profit for the three months ended March 31, 2014 was negatively affected by $17.2 million of impairment and plant closure charges related to the Uithoorn facility in The Netherlands and the KCCC facility in China. Additionally, operating profit was negatively impacted by lower sales prices for phthalic anhydride and difficult weather conditions.

RUPS operating profit decreased by $1.2 million or 10 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 8.6 percent from 8.8 percent in the prior year quarter. Operating profit for the three months ended March 31, 2014 was negatively impacted by lower sales volumes of untreated crossties due in part to difficulties in obtaining adequate raw material supplies as a result of competition for hardwood lumber combined with difficult weather conditions.

Cash Flow

Net cash used by operating activities was $13.7 million for the quarter ended March 31, 2014 as compared to net cash provided by operating activities of $5.7 million for the quarter ended March 31, 2013. The net decrease of $19.4 million in cash from operations was due primarily to lower net income and $7.2 million of non-cash tax benefits.

Net cash used in investing activities was $44.4 million for the quarter ended March 31, 2014 as compared to net cash used in investing activities of $6.2 million for the quarter ended March 31, 2013. The increase in net cash used by investing activities of $38.2 million is due to the acquisition of a wood treating facility in January 2014 combined with a higher level of capital expenditures in the first quarter of 2014 compared to the prior year period.

Net cash provided by financing activities was $30.2 million for the quarter ended March 31, 2014 as compared to net cash used in by financing activities of $7.5 million for the quarter ended March 31, 2013. The difference is due mainly to net borrowings of $37.2 million in the first quarter of 2014 compared to no net borrowings in the first quarter of 2013. The borrowing activity was due the Ashcroft acquisition and the plant construction costs at the Jiangsu, China facility.

Dividends paid were $5.0 million in the quarter ended March 31, 2014, the same as the quarter ended March 31, 2013. On May 2, 2014, our board of directors declared a quarterly dividend of 25 cents per common share, payable on July 7, 2014 to shareholders of record as of May 19, 2014.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2014 the basket totaled $212.7 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2014, we had $299.8 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2014, $35.2 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2014 (dollars in millions):

Cash and cash equivalents(1)	$54.7
Amount available under revolving credit facility	299.8
Amount available under other credit facilities	15.2

Total estimated liquidity	$369.7

(1)	Cash includes approximately $54 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $451.4 million at December 31, 2013.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include the acquisition of the wood preservation and railroad services businesses of Osmose Holdings, Inc. (the “Osmose Acquisition”), debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of our new coal tar distillation facility in China, and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2014, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $49 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar distillation facility in China. Construction of the Company’s new coal tar distillation facility in China is expected to be completed by mid-2014. The Company’s remaining expected capital spending for the majority-owned facility is approximately $29 million and will be financed by available cash and incremental financing from a third party bank and the shareholder of the non-controlling interest. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months, excluding the Osmose Acquisition. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

The Osmose Acquisition’s base purchase price of $460 million is expected to be financed by a new $500 million revolving credit facility that replaces the existing $350.0 million revolving credit facility. In addition, we expect to issue a five to seven year amortizing term loan totaling approximately $300 million. The existing $300.0 million principal value Senior Notes due 2019 will remain in place and will be ratably secured by the new revolving credit facility and term loan.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2014 was 1.4.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.0. The leverage ratio at March 31, 2014 was 2.19.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. On April 25, 2014, the Company signed the second amendment to the revolving credit facility which amends the definition of consolidated earnings before income taxes, depreciation and amortization and permits the Company to redeem the Senior Notes and issue replacement senior notes.

At March 31, 2014, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that is expected to have a material impact on the Company.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Environmental and Other Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended March 31, 2014 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

3.1*	Amended and Restated Articles of Incorporation of the Company, as amended on May 2, 2014.

3.2*	Amended and Restated Bylaws of the Company, as amended on May 2, 2014.

10.89*	Second Amendment to Amended and Restated Credit Agreement by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of April 25, 2014.

10.90*	Letter dated April 24, 2014 from Koppers Inc. to Brian H. McCurrie.

10.91	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective February 28, 2014 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders filed on March 27, 2014).

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 7, 2014	By:	/S/ LEROY M. BALL

Leroy M. Ball Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)