Form 10-Q
period 2014-06-30
Koppers Holdings Inc.
filed 2014-08-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2014 amounted to 20,495,011 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$356.8	$370.9	$688.2	$741.3
Cost of sales (excluding items below)	311.9	318.9	597.0	639.4
Depreciation and amortization	9.7	7.3	18.6	14.6
Impairment and restructuring charges	0.0	0.0	15.5	0.0
Selling, general and administrative expenses	21.9	16.2	43.3	33.9

Operating profit	13.3	28.5	13.8	53.4
Other (loss) income	(0.3)	1.0	(0.1)	1.5
Interest expense	6.6	6.6	13.4	13.5

Income before income taxes	6.4	22.9	0.3	41.4
Income taxes	5.6	8.1	(0.4)	15.2

Income from continuing operations	0.8	14.8	0.7	26.2
Loss from discontinued operations, net of tax benefit of $0.1, $0.2, $0.1 and $0.1	(0.1)	(0.1)	(0.1)	0.0

Net income	0.7	14.7	0.6	26.2
Net (loss) income attributable to noncontrolling interests	(0.9)	0.3	(3.2)	0.8

Net income attributable to Koppers	$1.6	$14.4	$3.8	$25.4

Earnings (loss) per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$0.08	$0.70	$0.19	$1.23
Discontinued operations	0.00	(0.01)	0.00	0.00

Earnings per basic common share	$0.08	$0.69	$0.19	$1.23

Diluted –
Continuing operations	$0.08	$0.70	$0.19	$1.21
Discontinued operations	0.00	(0.01)	0.00	0.00

Earnings per diluted common share	$0.08	$0.69	$0.19	$1.21

Comprehensive income	$3.2	$5.9	$5.8	$15.7
Comprehensive (loss) income attributable to noncontrolling interests	(0.9)	0.2	(3.6)	0.7

Comprehensive income attributable to Koppers	$4.1	$5.7	$9.4	$15.0

Weighted average shares outstanding (in thousands):
Basic	20,475	20,727	20,430	20,697
Diluted	20,582	20,945	20,584	20,935
Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$54.4	$82.2
Accounts receivable, net of allowance of $3.7 and $3.6	159.9	157.9
Income tax receivable	8.9	9.0
Inventories, net	189.2	168.8
Deferred tax assets	12.4	10.0
Loan to related party	9.5	9.5
Other current assets	28.6	35.7

Total current assets	462.9	473.1
Equity in non-consolidated investments	6.2	6.6
Property, plant and equipment, net	215.3	197.0
Goodwill	75.4	72.7
Deferred tax assets	14.7	9.3
Other assets	31.5	26.2

Total assets	$806.0	$784.9

Liabilities
Accounts payable	$93.1	$107.6
Accrued liabilities	73.2	82.4
Dividends payable	5.1	5.1

Total current liabilities	171.4	195.1
Long-term debt	358.4	303.1
Accrued postretirement benefits	31.0	41.6
Deferred tax liabilities	15.9	14.7
Other long-term liabilities	40.7	40.6

Total liabilities	617.4	595.1
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,938,260 and 21,722,492 shares issued	0.2	0.2
Additional paid-in capital	163.0	158.9
Retained earnings	64.7	71.3
Accumulated other comprehensive loss	(4.6)	(10.2)
Treasury stock, at cost, 1,443,248 and 1,390,494 shares	(52.4)	(50.4)

Total Koppers shareholders’ equity	170.9	169.8
Noncontrolling interests	17.7	20.0

Total equity	188.6	189.8

Total liabilities and equity	$806.0	$784.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$0.6	$26.2
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	18.6	14.6
Impairment charges	4.7	0.0
Deferred income taxes	(6.6)	1.8
Equity income (loss), net of dividends received	0.4	(0.4)
Change in other liabilities	(8.2)	(8.6)
Non-cash interest expense	0.8	0.8
Stock-based compensation	3.2	2.8
Other	0.6	(0.4)
(Increase) decrease in working capital:
Accounts receivable	(0.3)	(6.1)
Inventories	(1.8)	5.7
Accounts payable	(15.8)	(0.2)
Accrued liabilities and other working capital	(4.9)	(16.2)

Net cash provided by (used in) operating activities	(8.7)	20.0
Cash provided by (used in) investing activities:
Capital expenditures	(35.6)	(15.7)
Acquisitions	(29.6)	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.9

Net cash provided by (used in) investing activities	(65.2)	(14.8)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	138.0	86.3
Repayments of revolving credit	(113.7)	(81.2)
Borrowings of long-term debt	31.2	0.0
Issuances of Common Stock	0.7	0.2
Proceeds from issuance of noncontrolling interest	1.4	2.3
Repurchases of Common Stock	(2.0)	(1.6)
Payment of deferred financing costs	0.0	(1.2)
Dividends paid	(10.2)	(10.2)

Net cash provided by (used in) financing activities	45.4	(5.4)
Effect of exchange rate changes on cash	0.7	(3.3)

Net decrease in cash and cash equivalents	(27.8)	(3.5)
Cash and cash equivalents at beginning of period	82.2	66.7

Cash and cash equivalents at end of period	$54.4	$63.2

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

2. Dividends

On August 6, 2014, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on October 6, 2014 to shareholders of record as of August 18, 2014.

3. Plant Closures and Discontinued Operations

On January 22, 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company is ramping down production at the Uithoorn facility over the first six months of 2014 as it transitions production to other Company-owned European facilities. The Company has discontinued distillation activities and expects to complete closure at the site by the end of 2015. For the six months ended June 30, 2014, the Company recorded closure costs of $10.8 million for severance and site demolition liabilities. In the fourth quarter of 2013, the Company recorded an asset impairment charge of $6.9 million related to the facility.

In December 2011, the Company ceased manufacturing operations at its carbon black facility located in Kurnell, Australia. This decision was made as a result of deteriorating business conditions including raw material availability and cost, competition in the export markets due to the strength of the Australian dollar and a variety of other factors. The Company estimates that total future closure costs related to this facility will be approximately $0.2 million. The closure is expected to be completed during 2015. The facility is part of the Carbon Materials and Chemicals segment. Operating loss from this discontinued operation totaled $(0.1) million and $(0.3) million for the three months ended June 30, 2014 and 2013, respectively. Operating loss from this discontinued operation totaled $(0.1) million and $(0.1) million for the six months ended June 30, 2014 and 2013, respectively.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2012	$0.2	$6.7	$6.3	$0.1	$13.3
Reversal of accrued charges	(0.1)	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	(2.0)	(0.1)	(2.2)
Currency translation	0.0	(1.0)	(0.7)	0.0	(1.7)

Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	10.0	0.0	0.8	0.0	10.8
Cash paid	(0.6)	0.0	(0.1)	0.0	(0.7)
Currency translation	0.0	0.3	0.2	0.0	0.5

Reserve at June 30, 2014	$9.5	$5.9	$4.2	$0.0	$19.6

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

Osmose agreement – On April 13, 2014, Koppers Inc. signed an agreement to acquire the wood preservation and railroad services businesses of Osmose Holdings, Inc. (Osmose). Osmose’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Osmose’s railroad services business is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. Revenues for the acquired businesses in 2013 were approximately $390 million.

The base purchase price is $460 million and is subject to certain closing adjustments. The base purchase price includes the value of an anticipated 338(h)(10) tax election that is expected to provide cash tax savings over the next 15 years. Koppers plans to finance the purchase through new and existing bank debt, including a new term loan and an increase to the Company’s existing revolving credit facility. The parties continue working to satisfy the closing conditions to the transaction and, subject to the closing conditions being satisfied, the parties expect the transaction to close in the third quarter of 2014.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$54.4	$54.4	$82.2	$82.2
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$381.3	$358.4	$331.2	$303.1

(a)	Excludes equity method investments.

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2014 and 2013 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)
Net income	$0.7	$14.7	$0.6	$26.2
Other comprehensive income (loss):
Change in currency translation adjustment	0.9	(2.6)	0.7	(6.1)
Change in foreign currency transactions of long-term subsidiary investments	1.0	(7.5)	3.4	(6.8)
Change in unrecognized pension net loss, net of tax expense of $0.2, $0.9, $0.5 and $1.5	0.6	1.3	1.2	2.3
Change in unrecognized prior service cost, net of tax expense of $0.0, $0.0, $0.0 and $0.1	0.0	0.0	(0.1)	0.1

Total comprehensive income	3.2	5.9	5.8	15.7
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.9)	0.2	(3.6)	0.7

Comprehensive income attributable to Koppers	$4.1	$5.7	$9.4	$15.0

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

The following tables present the change in equity for the six months ended June 30, 2014 and 2013, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	3.8	(3.2)	0.6
Issuance of common stock	0.7	0.0	0.7
Employee stock plans	3.4	0.0	3.4
Other comprehensive income (loss)	5.6	(0.5)	5.1
Dividends	(10.4)	0.0	(10.4)
Investment in noncontrolling interests	0.0	1.4	1.4
Repurchases of common stock	(2.0)	0.0	(2.0)

Balance at June 30, 2014	$170.9	$17.7	$188.6

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	25.4	0.8	26.2
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	3.0	0.0	3.0
Other comprehensive loss	(10.4)	(0.1)	(10.5)
Dividends	(10.6)	0.0	(10.6)
Investment in noncontrolling interests	0.0	2.3	2.3
Repurchases of common stock	(1.6)	0.0	(1.6)

Balance at June 30, 2013	$156.6	$20.5	$177.1

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$1.6	$14.4	$3.8	$25.4
Less: loss from discontinued operations	(0.1)	(0.1)	(0.1)	0.0

Income from continuing operations attributable to Koppers	$1.7	$14.5	$3.9	$25.4

Weighted average common shares outstanding:
Basic	20,475	20,727	20,430	20,697
Effect of dilutive securities	107	218	154	238

Diluted	20,582	20,945	20,584	20,935

Earnings per common share – continuing operations:
Basic earnings per common share	$0.08	$0.70	$0.19	$1.23
Diluted earnings per common share	0.08	0.70	0.19	1.21

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	284	254	258	227

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). The restricted stock units vest on the third anniversary of the grant date or ratably over three years, assuming continued employment by the participant. Performance stock units granted in 2011 have a two-year performance objective. Performance stock units granted after 2011 have three-year performance objectives. Regardless of whether the measurement period for the applicable performance objective is two or three years, all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of June 30, 2014:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	92,847	139,271
2013 – 2015	0	90,661	135,992
2014 – 2016	0	108,506	162,759

The following table shows a summary of the status and activity of non-vested stock awards for the six months ended June 30, 2014:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2013	148,836	319,984	468,820	$40.30
Granted	95,067	108,506	203,573	$37.90
Credited from dividends	3,813	8,425	12,238	$38.52
Vested	(57,102)	(132,317)	(189,419)	$40.18
Forfeited	(2,491)	(6,205)	(8,696)	$40.25
Non-vested at June 30, 2014	188,123	298,393	486,516	$39.29

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	421,080	$35.96
Granted	106,658	$37.93
Exercised	(26,349)	$25.51
Forfeited	(8,747)	$40.42
Outstanding at June 30, 2014	492,642	$36.86	7.14	$1.3
Exercisable at June 30, 2014	208,882	$33.21	4.97	$1.3

Total stock-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.0	$1.4	$3.2	$2.8
Less related income tax benefit	0.8	0.5	1.3	1.1

	$1.2	$0.9	$1.9	$1.7

As of June 30, 2014, total future compensation expense related to non-vested stock-based compensation arrangements totaled $9.9 million and the weighted-average period over which this cost is expected to be recognized is approximately 24 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$208.6	$220.3	$411.2	$450.8
Railroad and Utility Products and Services	148.2	150.6	277.0	290.5

Total	$356.8	$370.9	$688.2	$741.3

Intersegment revenues:
Carbon Materials and Chemicals	$20.1	$25.7	$41.3	$47.6

Depreciation and amortization expense(a):
Carbon Materials and Chemicals	$6.0	$4.5	$12.1	$9.0
Railroad and Utility Products and Services	3.7	2.8	6.5	5.6

Total	$9.7	$7.3	$18.6	$14.6

Operating profit:
Carbon Materials and Chemicals(b)	$3.8	$12.5	$(5.0)	$25.6
Railroad and Utility Products and Services	12.8	16.5	23.9	28.8
Corporate(c)	(3.3)	(0.5)	(5.1)	(1.0)

Total	$13.3	$28.5	$13.8	$53.4

(a)	Excludes impairment charges of $4.7 million in 2014 for Carbon Materials and Chemicals.
(b)	Includes plant closure costs of $10.8 million in 2014 for the Uithoorn, the Netherlands facility and impairment charges of $4.7 million in 2014 for the Tangshan, China facility.
(c)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2014	December 31, 2013
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$525.1	$535.5
Railroad and Utility Products and Services	234.7	179.3
All other	46.2	70.1

Total	$806.0	$784.9

Goodwill:
Carbon Materials and Chemicals	$69.0	$68.0
Railroad and Utility Products and Services	6.4	4.7

Total	$75.4	$72.7

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

Income taxes as a percentage of pretax income before discrete items was 65.0 percent and 41.5 percent for the three months ended June 30, 2014 and 2013, respectively. Discrete items included in income taxes for the three months ended June 30, 2014 were not material. Discrete items included in income taxes for the three months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company was no longer subject to potential income tax examinations for certain years.

The effective tax rate for the second quarter of 2014 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+28.2 percent), state taxes (+2.0 percent), uncertain tax positions (+1.2 percent) and nondeductible expenses (+1.0 percent) partially offset by the domestic manufacturing deduction (-2.4 percent). With respect to the second quarter of 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+4.8 percent), state taxes (+1.9 percent), uncertain tax positions (+0.7 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.4 percent).

Income taxes as a percentage of pretax income before discrete items was 64.3 percent and 40.2 percent for the six months ended June 30, 2014 and 2013, respectively. Discrete items included in income taxes for the six months ended June 30, 2014 were a net tax benefit of $5.7 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested. Discrete items included in income taxes for the six months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company was no longer subject to potential income tax examinations for certain years.

The effective tax rate for the first six months of 2014 differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+27.6 percent), state taxes (+1.8 percent), uncertain tax positions (+1.2 percent) and nondeductible expenses (+1.0 percent) partially offset by the domestic manufacturing deduction (-2.3 percent). With respect to the first six months of 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+3.7 percent), state taxes (+1.8 percent), uncertain tax positions (+0.7 percent) and nondeductible expenses (+0.6 percent) partially offset by the domestic manufacturing deduction (-1.6 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2014 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

As of June 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.7 million and $4.5 million, respectively. Unrecognized tax benefits totaled $6.1 million and $6.1 million as of June 30, 2014 and December 31, 2013, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2014 and December 31, 2013 the Company had accrued approximately $1.4 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Net inventories as of June 30, 2014 and December 31, 2013 are summarized in the table below:

	June 30, 2014	December 31, 2013
(Dollars in millions)
Raw materials	$123.8	$105.4
Work in process	16.8	19.2
Finished goods	101.6	94.8

	242.2	219.4
Less revaluation to LIFO	53.0	50.6

Net	$189.2	$168.8

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2014 and December 31, 2013 are summarized in the table below:

	June 30, 2014	December 31, 2013
(Dollars in millions)
Land	$9.6	$9.1
Buildings	31.5	30.6
Machinery and equipment	629.4	608.1

	670.5	647.8
Less accumulated depreciation	455.2	450.8

Net	$215.3	$197.0

Impairment – Impairment charges for the six months ended June 30, 2014 were $4.7 million ($2.8 million, net of non-controlling interest) and were related to the Carbon Material and Chemicals’ plant in Tangshan, China. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The impairment of the Company’s 60-percent owned plant in Tangshan, China is due to the forced closure of a neighboring metallurgical coke facility. In October 2013, the Company was informed by the Tangshan Municipal People’s Government (“Tangshan Government”) of its intention to close the two coke batteries owned and operated by the Tangshan Iron and Steel Group Co., Ltd (“TISCO”) in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One TISCO coke battery has closed and the Company expects that the remaining TISCO coke battery will cease production by the end of 2014.

The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. The Company is continuing to evaluate its options, which include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies.

The closure of KCCC’s coal tar distillation facility would have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests and excluding asset impairment charges. As of June 30, 2014, the remaining net book value of fixed assets subject to impairment was $1.1 million. This amount will be reflected in depreciation expense on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which commenced production in July

2014, its other 30-percent owned Chinese company and other commercial relationships in China. However, the Company’s margin on export sales may be negatively affected as a result of these actions.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)
Service cost	$0.6	$0.8	$1.2	$1.7
Interest cost	3.1	2.6	6.0	5.3
Expected return on plan assets	(3.5)	(3.1)	(7.0)	(6.3)
Amortization of prior service cost	(0.1)	0.1	(0.1)	0.1
Amortization of net loss	1.0	1.9	2.0	3.8

Net periodic benefit cost	$1.1	$2.3	$2.1	$4.6

Defined contribution plan expense	$1.5	$1.4	$3.2	$2.9
Other postretirement benefit plans	0.1	0.2	0.2	0.3
Multi-employer pension plan expense	0.1	0.1	0.2	0.2

14. Debt

Debt at June 30, 2014 and December 31, 2013 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2014	December 31, 2013
(Dollars in millions)
Revolving Credit Facility	1.91%	2018	$24.3	$0.0
Construction loans	6.24%	2018	$37.3	$6.6
Senior Notes	7 7/8%	2019	296.8	296.5

Total debt			358.4	303.1
Less short term debt and current maturities of long-term debt			0.0	0.0

Long-term debt			$358.4	$303.1

Revolving Credit Facility

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $350.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios. Commitment fees totaled $0.5 million for both of the six months ended June 30, 2014 and June 30, 2013 and are charged to interest expense.

As of June 30, 2014, the Company had $284.4 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2014, $41.1 million of commitments were utilized by outstanding letters of credit.

Construction Loans

On November 18, 2013, the Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third party bank facility are secured by a letter of credit issued by a bank under Koppers Inc. revolving credit facility. The committed facilities were used to finance the costs related to the construction of the coal tar distillation plant in Pizhou, Jiangsu province in China. The facilities are variable rate and have certain financial covenants that monitor minimum net worth and leverage. KJCC will repay the loans in six installments every six months starting in May 2016 with a final repayment on November 18, 2018, the maturity date of the loans.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$23.2	$21.5
Accretion expense	1.1	1.2
Revision in estimated cash flows, net	1.8	6.7
Cash expenditures	(1.8)	(5.6)
Currency translation	0.2	(0.6)

Balance at end of period	$24.5	$23.2

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$3.2	$3.9
Revenue earned	(0.3)	(0.7)

Balance at end of period	$2.9	$3.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in three states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 113 plaintiffs in 62 cases pending as of June 30, 2014 as compared to 111 plaintiffs in 61 cases pending as of December 31, 2013. As of June 30, 2014, there are a total of 58 cases pending in state court in Pennsylvania, three in Arkansas, and one case pending in state court in Tennessee.

The plaintiffs in all 62 pending cases seek to recover compensatory damages, while plaintiffs in 57 cases also seek to recover punitive damages. The plaintiffs in the 58 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Arkansas state court cases each seek compensatory damages in excess of $50,000 in addition to punitive damages. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc., United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. In May 2014, the Court entered an amended scheduling order for class certification, which sets a deadline of November 21, 2014 for completion of class discovery. Discovery on the merits is stayed until further order of the court.

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

Other Matters. In July 2012, Koppers Netherlands B.V.’s (“Koppers Netherlands”) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included an initial claim for lost profits of approximately $1.7 million. In July 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. In its statement of claim to the arbitration board, the owner of the unaffiliated facility has claimed damages of at least $3.1 million for these costs. The arbitration hearing was held in June 2014 and a decision is not expected until the fall of 2014.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. currently maintains a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for remediation based settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA cost.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.8 million at June 30, 2014, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $4.0 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $2.8 million as of June 30, 2014.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $5.9 million as of June 30, 2014.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.4 million and $8.2 million are classified as current liabilities at June 30, 2014 and December 31, 2013, respectively:

	Period ended
	June 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$11.9	$14.1
Expense	0.1	1.8
Reversal of reserves	0.0	(1.2)
Cash expenditures	(0.7)	(0.9)
Currency translation	0.7	(1.9)

Balance at end of period	$12.0	$11.9

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $154 million as of June 30, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $12.6 million and $12.1 million for the six months ended June 30, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three and six months ended June 30, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Parent, Koppers Inc., Domestic Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the six months ended June 30, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$202.4	$7.2	$157.5	$(10.3)	$356.8
Cost of sales including depreciation and amortization	0.0	184.0	2.3	145.8	(10.5)	321.6
Selling, general and administrative	0.5	14.3	0.3	6.8	0.0	21.9

Operating profit (loss)	(0.5)	4.1	4.6	4.9	0.2	13.3
Other income (expense)	0.0	0.1	0.9	(0.2)	(1.1)	(0.3)
Equity income of subsidiaries	2.0	7.3	1.2	0.0	(10.5)	0.0
Interest expense (income)	0.0	6.5	0.0	1.2	(1.1)	6.6
Income taxes	(0.1)	2.9	0.1	2.7	0.0	5.6

Income from continuing operations	1.6	2.1	6.6	0.8	(10.3)	0.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.9)	0.0	(0.9)

Net income attributable to Koppers	$1.6	$2.1	$6.6	$1.6	$(10.3)	$1.6

Comprehensive income attributable to Koppers	$4.1	$4.5	$8.7	$0.8	$(14.0)	$4.1

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$225.8	$14.4	$144.1	$(13.4)	$370.9
Cost of sales including depreciation and amortization	0.0	200.1	9.7	129.9	(13.5)	326.2
Selling, general and administrative	0.5	9.2	0.2	6.3	0.0	16.2

Operating profit (loss)	(0.5)	16.5	4.5	7.9	0.1	28.5
Other income (expense)	0.0	0.8	1.0	0.3	(1.1)	1.0
Equity income of subsidiaries	14.6	10.4	4.5	0.0	(29.5)	0.0
Interest expense (income)	(0.1)	6.7	0.0	1.1	(1.1)	6.6
Income taxes	(0.2)	6.4	0.1	1.8	0.0	8.1

Income from continuing operations	14.4	14.6	9.9	5.3	(29.4)	14.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$14.4	$14.6	$9.9	$4.9	$(29.4)	$14.4

Comprehensive income attributable to Koppers	$5.7	$6.1	$0.3	$(2.1)	$(4.3)	$5.7

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$380.0	$17.9	$311.4	$(21.1)	$688.2
Cost of sales including depreciation and amortization	0.0	344.9	9.2	298.3	(21.3)	631.1
Selling, general and administrative	1.0	27.8	0.6	13.9	0.0	43.3

Operating profit (loss)	(1.0)	7.3	8.1	(0.8)	0.2	13.8
Other income (expense)	0.0	0.1	1.8	0.1	(2.1)	(0.1)
Equity income of subsidiaries	4.5	9.6	(7.0)	0.0	(7.1)	0.0
Interest expense (income)	0.0	13.3	0.0	2.2	(2.1)	13.4
Income taxes	(0.3)	(0.8)	(5.9)	6.6	0.0	(0.4)

Income from continuing operations	3.8	4.5	8.8	(9.5)	(6.9)	0.7
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(3.2)	0.0	(3.2)

Net income attributable to Koppers	$3.8	$4.5	$8.8	$(6.4)	$(6.9)	$3.8

Comprehensive income attributable to Koppers	$9.4	$10.1	$13.6	$1.0	$(24.7)	$9.4

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$430.2	$36.6	$306.0	$(31.5)	$741.3
Cost of sales including depreciation and amortization	0.0	383.1	27.1	275.3	(31.5)	654.0
Selling, general and administrative	1.0	18.9	0.6	13.4	0.0	33.9

Operating profit (loss)	(1.0)	28.2	8.9	17.3	0.0	53.4
Other income (expense)	0.0	0.9	2.1	0.7	(2.2)	1.5
Equity income of subsidiaries	26.0	21.5	10.1	0.0	(57.6)	0.0
Interest expense (income)	0.0	13.5	0.0	2.2	(2.2)	13.5
Income taxes	(0.4)	11.1	0.2	4.3	0.0	15.2

Income from continuing operations	25.4	26.0	20.9	11.5	(57.6)	26.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$25.4	$26.0	$20.9	$10.7	$(57.6)	$25.4

Comprehensive income attributable to Koppers	$15.0	$15.6	$8.4	$(5.7)	$(18.3)	$15.0

Condensed Consolidating Balance Sheet

June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$54.4	$0.0	$54.4
Receivables, net	0.0	91.6	2.8	74.4	0.0	168.8
Affiliated receivables	0.3	5.7	4.9	6.5	(17.4)	0.0
Inventories, net	0.0	91.0	0.0	98.2	0.0	189.2
Deferred tax assets	0.0	7.9	3.9	0.6	0.0	12.4
Other current assets	0.0	4.8	0.5	32.8	0.0	38.1

Total current assets	0.3	201.0	12.1	266.9	(17.4)	462.9
Equity investments	175.3	347.7	182.9	4.5	(704.2)	6.2
Property, plant and equipment, net	0.0	110.8	0.2	104.3	0.0	215.3
Goodwill	0.0	39.8	0.0	35.6	0.0	75.4
Deferred tax assets	0.0	3.6	2.3	8.8	0.0	14.7
Affiliated loan receivables	0.0	29.8	151.7	41.0	(222.5)	0.0
Other noncurrent assets	0.0	13.8	0.0	17.7	0.0	31.5

Total assets	$175.6	$746.5	$349.2	$478.8	$(944.1)	$806.0

LIABILITIES AND EQUITY
Accounts payable	$0.0	$45.7	$1.9	$45.5	$0.0	$93.1
Affiliated payables	0.0	10.2	2.6	10.0	(22.8)	0.0
Accrued liabilities	4.7	25.0	0.2	48.4	0.0	78.3

Total current liabilities	4.7	80.9	4.7	103.9	(22.8)	171.4
Long-term debt	0.0	321.1	0.0	37.3	0.0	358.4
Affiliated debt	0.0	116.5	29.8	76.2	(222.5)	0.0
Other long-term liabilities	0.0	58.0	2.5	27.1	0.0	87.6

Total liabilities	4.7	576.5	37.0	244.5	(245.3)	617.4
Koppers shareholders’ equity	170.9	170.0	312.2	216.6	(698.8)	170.9
Noncontrolling interests	0.0	0.0	0.0	17.7	0.0	17.7

Total liabilities and equity	$175.6	$746.5	$349.2	$478.8	$(944.1)	$806.0

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	82.0	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	2.3	(7.5)	0.0
Inventories, net	0.0	86.1	0.0	82.9	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	37.3	0.0	45.2

Total current assets	0.2	207.9	15.4	257.3	(7.7)	473.1
Equity investments	174.7	333.5	182.9	4.6	(689.1)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	84.8	0.0	197.0
Goodwill	0.0	39.8	0.0	32.9	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	8.3	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	40.9	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	11.2	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$52.6	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	8.6	(14.5)	0.0
Accrued liabilities	5.1	27.8	0.5	54.1	0.0	87.5

Total current liabilities	5.1	78.0	11.2	115.3	(14.5)	195.1
Long-term debt	0.0	296.5	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	26.8	0.0	96.9

Total liabilities	5.1	551.6	22.2	203.9	(187.7)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	216.1	(682.3)	169.8
Noncontrolling interests	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.5	$(19.0)	$17.1	$3.2	$(21.5)	$(8.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.8)	(15.0)	(57.2)	14.8	(65.2)
(Loans to) repayments from affiliates	0.0	(21.5)	(23.7)	0.0	45.2	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(29.3)	(38.7)	(57.2)	60.0	(65.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	24.3	0.0	31.2	0.0	55.5
Borrowings (repayments) of affiliated debt	0.0	6.7	21.5	17.0	(45.2)	0.0
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(10.2)	(12.6)	0.0	(8.9)	21.5	(10.2)
Stock issued (repurchased)	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)

Net cash provided by (used in) financing activities	(11.5)	18.4	21.5	55.5	(38.5)	45.4
Effect of exchange rates on cash	0.0	0.0	0.0	0.7	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	(0.1)	2.2	0.0	(27.8)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$54.4	$0.0	$54.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.6	$6.2	$1.9	$15.5	$(15.2)	$20.0
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.1)	0.0	(7.6)	0.0	(15.7)
(Loans to) repayments from affiliates	0.0	(2.9)	(4.7)	(2.6)	10.2	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.8	0.0	0.1	0.0	0.9

Net cash provided by (used in) investing activities	0.0	(10.2)	(4.7)	(10.1)	10.2	(14.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	5.1	0.0	0.0	0.0	5.1
Borrowings (repayments) of affiliated debt	0.0	7.3	2.9	0.0	(10.2)	0.0
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(10.2)	(12.1)	0.0	(3.1)	15.2	(10.2)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	0.0	(1.4)

Net cash provided by (used in) financing activities	(11.6)	(0.9)	2.9	(0.8)	5.0	(5.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.4)	0.0	(3.3)

Net increase (decrease) in cash and cash equivalents	0.0	(4.8)	0.1	1.2	0.0	(3.5)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$0.0	$0.1	$63.1	$0.0	$63.2

19. Subsidiary Guarantor Information for Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or other guarantor subsidiaries which will correspond to certain subsidiaries in the United States, Europe and Australia which are 100 percent owned by either Koppers Holdings or Koppers Inc. The non-guarantor subsidiaries consist of certain subsidiaries in the United States, China, India and Mauritius. Non-guarantor subsidiaries are owned directly by Koppers Inc. or are owned directly or indirectly by foreign guarantor subsidiaries. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidating financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees. These guarantees will be governed pursuant to a supplemental indenture which the trustee and the issuing company would enter into concurrent with the debt offering.

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by its subsidiaries totals approximately $154 million as of June 30, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $12.6 million and $12.1 million for the six months ended June 30, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three and six months ended June 30, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the six months ended June 30, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$202.4	$7.2	$105.0	$52.8	$(10.6)	$356.8
Cost of sales including depreciation and amortization	0.0	184.0	2.3	92.6	53.5	(10.8)	321.6
Selling, general and administrative	0.5	14.3	0.3	5.4	1.4	0.0	21.9

Operating profit (loss)	(0.5)	4.1	4.6	7.0	(2.1)	0.2	13.3
Other income (expense)	0.0	0.1	0.9	0.1	(0.3)	(1.1)	(0.3)
Equity income of subsidiaries	2.0	7.3	1.2	(1.7)	0.1	(8.9)	0.0
Interest expense (income)	0.0	6.5	0.0	0.8	0.4	(1.1)	6.6
Income taxes	(0.1)	2.9	0.1	3.1	(0.4)	0.0	5.6

Income from continuing operations	1.6	2.1	6.6	1.5	(2.3)	(8.7)	0.8
Discontinued operations	0.0	0.0	0.0	(0.0)	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	(0.9)	0.0	(0.9)

Net income attributable to Koppers	$1.6	$2.1	$6.6	$1.5	$(1.5)	$(8.7)	$1.6

Comprehensive income attributable to Koppers	$4.1	$4.5	$8.7	$2.1	$0.4	$(15.7)	$4.1

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$225.8	$14.4	$106.4	$39.8	$(15.5)	$370.9
Cost of sales including depreciation and amortization	0.0	200.1	9.7	94.4	37.6	(15.6)	326.2
Selling, general and administrative	0.5	9.2	0.2	5.3	1.0	0.0	16.2

Operating profit (loss)	(0.5)	16.5	4.5	6.7	1.2	0.1	28.5
Other income (expense)	0.0	0.8	1.0	0.1	0.2	(1.1)	1.0
Equity income of subsidiaries	14.6	10.4	4.5	0.5	0.0	(30.0)	0.0
Interest expense (income)	(0.1)	6.7	0.0	1.0	0.2	(1.2)	6.6
Income taxes	(0.2)	6.4	0.1	1.6	0.2	0.0	8.1

Income from continuing operations	14.4	14.6	9.9	4.7	1.0	(29.8)	14.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.3	0.0	0.3

Net income attributable to Koppers	$14.4	$14.6	$9.9	$4.6	$0.7	$(29.8)	$14.4

Comprehensive income attributable to Koppers	$5.7	$6.1	$0.3	$0.0	$(0.1)	$(6.3)	$5.7

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$380.0	$17.9	$218.1	$93.6	$(21.4)	$688.2
Cost of sales including depreciation and amortization	0.0	344.9	9.2	200.7	97.9	(21.6)	631.1
Selling, general and administrative	1.0	27.8	0.6	11.2	2.7	0.0	43.3

Operating profit (loss)	(1.0)	7.3	8.1	6.2	(7.0)	0.2	13.8
Other income (expense)	0.0	0.1	1.8	0.1	0.0	(2.1)	(0.1)
Equity income of subsidiaries	4.5	9.6	(7.0)	(5.1)	0.1	(2.1)	0.0
Interest expense (income)	0.0	13.3	0.0	1.4	0.8	(2.1)	13.4
Income taxes	(0.3)	(0.8)	(5.9)	6.4	0.2	0.0	(0.4)

Income from continuing operations	3.8	4.5	8.8	(6.6)	(7.9)	(1.9)	0.7
Discontinued operations	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	(3.2)	0.0	(3.2)

Net income attributable to Koppers	$3.8	$4.5	$8.8	$(6.6)	$(4.8)	$(1.9)	$3.8

Comprehensive income attributable to Koppers	$9.4	$10.1	$13.6	$(4.1)	$(0.6)	$(19.0)	$9.4

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$430.2	$36.6	$227.9	$80.5	$(33.9)	$741.3
Cost of sales including depreciation and amortization	0.0	383.1	27.1	202.1	75.6	(33.9)	654.0
Selling, general and administrative	1.0	18.9	0.6	11.3	2.1	0.0	33.9

Operating profit (loss)	(1.0)	28.2	8.9	14.5	2.8	0.0	53.4
Other income (expense)	0.0	0.9	2.1	0.1	0.6	(2.2)	1.5
Equity income of subsidiaries	26.0	21.5	10.1	1.0	0.0	(58.6)	0.0
Interest expense (income)	0.0	13.5	0.0	1.8	0.5	(2.3)	13.5
Income taxes	(0.4)	11.1	0.2	3.6	0.7	0.0	15.2

Income from continuing operations	25.4	26.0	20.9	10.2	2.2	(58.5)	26.2
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Net income attributable to Koppers	$25.4	$26.0	$20.9	$10.2	$1.4	$(58.5)	$25.4

Comprehensive income attributable to Koppers	$15.0	$15.6	$8.4	$2.0	$0.0	$(26.0)	$15.0

Condensed Consolidating Balance Sheet

June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$37.9	$16.5	$0.0	$54.4
Receivables, net	0.0	91.6	2.8	48.6	25.8	0.0	168.8
Affiliated Receivables	0.3	5.7	4.9	4.1	2.5	(17.5)	0.0
Inventories, net	0.0	91.0	0.0	75.7	22.5	0.0	189.2
Deferred tax assets	0.0	7.9	3.9	0.0	0.6	0.0	12.4
Other current assets	0.0	4.8	0.5	13.9	18.9	0.0	38.1

Total current assets	0.3	201.0	12.1	180.2	86.8	(17.5)	462.9
Equity investments	175.3	347.7	182.9	48.5	4.5	(752.7)	6.2
Property, plant and equipment, net	0.0	110.8	0.2	41.1	63.2	0.0	215.3
Goodwill	0.0	39.8	0.0	32.7	2.9	0.0	75.4
Deferred tax assets	0.0	3.6	2.3	5.5	3.3	0.0	14.7
Affiliated loan receivables	0.0	29.8	151.7	0.1	40.9	(222.5)	0.0
Other noncurrent assets	0.0	13.8	0.0	10.1	7.6	0.0	31.5

Total assets	$175.6	$746.5	$349.2	$318.2	$209.2	$(992.7)	$806.0

LIABILITIES AND EQUITY
Accounts payable	$0.0	$45.7	$1.9	$30.7	$14.8	$0.0	$93.1
Affiliated payables	0.0	10.2	2.6	1.9	8.1	(22.8)	0.0
Accrued liabilities	4.7	25.0	0.2	41.9	6.5	0.0	78.3

Total current liabilities	4.7	80.9	4.7	74.5	29.4	(22.8)	171.4
Long-term debt	0.0	321.1	0.0	0.0	37.3	0.0	358.4
Affiliated debt	0.0	116.5	29.8	58.6	17.6	(222.5)	0.0
Other long-term liabilities	0.0	58.0	2.5	18.9	8.2	0.0	87.6

Total liabilities	4.7	576.5	37.0	152.0	92.5	(245.3)	617.4
Koppers shareholders’ equity	170.9	170.0	312.2	166.2	99.0	(747.4)	170.9
Noncontrolling interests	0.0	0.0	0.0	0.0	17.7	0.0	17.7

Total liabilities and equity	$175.6	$746.5	$349.2	$318.2	$209.2	$(992.7)	$806.0

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$43.5	$8.7	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	55.5	26.5	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	0.8	1.6	(7.6)	0.0
Inventories, net	0.0	86.1	0.0	75.2	7.7	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.0	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	17.5	19.8	0.0	45.2

Total current assets	0.2	207.9	15.4	192.5	64.9	(7.8)	473.1
Equity investments	174.7	333.5	182.9	50.5	4.5	(739.5)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	38.1	46.7	0.0	197.0
Goodwill	0.0	39.8	0.0	31.5	1.4	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	5.5	2.8	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	0.1	40.8	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	9.9	1.3	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$40.6	$12.0	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	0.4	8.4	(14.7)	0.0
Accrued liabilities	5.1	27.8	0.5	31.4	22.7	0.0	87.5

Total current liabilities	5.1	78.0	11.2	72.4	43.1	(14.7)	195.1
Long-term debt	0.0	296.5	0.0	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	0.0	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	19.6	7.2	0.0	96.9

Total liabilities	5.1	551.6	22.2	147.2	56.9	(187.9)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	180.9	85.5	(732.6)	169.8
Noncontrolling interests	0.0	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.5	$(19.0)	$17.1	$12.3	$(9.1)	$(21.5)	$(8.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.8)	(15.0)	(10.6)	(50.7)	18.9	(65.2)
(Loans to) repayments from affiliates	0.0	(21.5)	(23.7)	0.0	0.0	45.2	0.0

Net cash provided by (used in) investing activities	0.0	(29.3)	(38.7)	(10.6)	(50.7)	64.1	(65.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	24.3	0.0	0.0	31.2	0.0	55.5
Borrowings (repayments) of affiliated debt	0.0	6.7	21.5	0.0	17.0	(45.2)	0.0
Other financing activities	0.0	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(10.2)	(12.6)	0.0	(8.9)	0.0	21.5	(10.2)
Stock issued (repurchased)	(1.3)	0.0	0.0	0.0	18.9	(18.9)	(1.3)

Net cash provided by (used in) financing activities	(11.5)	18.4	21.5	(8.9)	68.5	(42.6)	45.4
Effect of exchange rates on cash	0.0	0.0	0.0	1.6	(0.9)	0.0	0.7

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	(0.1)	(5.6)	7.8	0.0	(27.8)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	43.5	8.7	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$37.9	$16.5	$0.0	$54.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.6	$6.2	$1.9	$13.0	$2.5	$(15.2)	$20.0
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(8.1)	0.0	(9.9)	(4.6)	6.9	(15.7)
(Loans to) repayments from affiliates	0.0	(2.9)	(4.7)	0.0	(2.6)	10.2	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.8	0.0	0.1	0.0	0.0	0.9

Net cash provided by (used in) investing activities	0.0	(10.2)	(4.7)	(9.8)	(7.2)	17.1	(14.8)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	5.1	0.0	0.0	0.0	0.0	5.1
Borrowings (repayments) of affiliated debt	0.0	7.3	2.9	0.0	0.0	(10.2)	0.0
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(10.2)	(12.1)	0.0	(3.1)	0.0	15.2	(10.2)
Stock issued (repurchased)	(1.4)	0.0	0.0	0.0	6.9	(6.9)	(1.4)

Net cash provided by (used in) financing activities	(11.6)	(0.9)	2.9	(3.1)	9.2	(1.9)	(5.4)
Effect of exchange rates on cash	0.0	0.1	0.0	(3.4)	0.0	0.0	(3.3)

Net increase (decrease) in cash and cash equivalents	0.0	(4.8)	0.1	(3.3)	4.5	0.0	(3.5)
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$0.0	$0.1	$37.4	$25.7	$0.0	$63.2

20. Related Party Transactions

As of June 30, 2014, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2014.

21. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, Koppers’ ability to successfully integrate the wood preservatives business and/or the railroad services business of Osmose; integration of the Osmose businesses may take longer to accomplish than expected; the expected cost savings and any synergies from the Osmose acquisition may not be fully realized within the expected timeframes; disruption from the Osmose acquisition may make it more difficult to maintain relationships with clients, associates or suppliers; the required financing for the Osmose acquisition may not be obtained on the proposed terms and schedule; general economic and business conditions; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

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

On April 13, 2014, Koppers Inc. signed an agreement to acquire the wood preservation and railroad services businesses of Osmose Holdings, Inc. (Osmose). The parties continue working to satisfy the closing conditions to the transaction and, subject to the closing conditions being satisfied, the parties expect the transaction to close in the third quarter of 2014. Osmose’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Osmose’s railroad services business is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. Revenues in 2013 for the businesses to be acquired were approximately $390 million.

In January 2014, we announced the acquisition of a crosstie treating plant in Ashcroft, British Columbia, Canada from Tolko Industries, Inc. for a purchase price of approximately $30 million. The facility, which is estimated to provide approximately $30 million in annual revenue, gives Koppers an operating presence in the Canadian railroad market.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex will include a 300,000 metric ton tar distillation facility which is majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term contract with Nippon to supply their carbon black and needle coke plants. The project has commenced and construction of the tar distillation plant has been completed. We expect construction of the carbon black and needle coke plants to be completed by the end of 2014. We will be selling all of our production from the new facility into the domestic Chinese market until the carbon black and needle coke facilities are completed.

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, Tangshan Iron and Steel Group Co., Ltd (“TISCO”), in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One of TISCO’s two coke batteries was recently shut down and we have been informed that the other coke battery adjacent to KCCC is scheduled to be shut down by the end of 2014. The Company’s 60-percent owned subsidiary, KCCC, is located adjacent to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. The Company is continuing to evaluate its options, which include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies.

The closure or relocation of KCCC’s coal tar distillation facility could have a material adverse effect on our business, financial condition, cash flow and results of operations. For the year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests. As of June 30, 2014, after recording impairment charges of $4.0 million in the fourth quarter of 2013 and $4.7 million in the first quarter of 2014, the remaining net book value of fixed assets subject to impairment is $1.1 million at June 30, 2014. This amount will be reflected in depreciation expense on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which will commence production activities in August 2014, TKK, its other 30-percent owned Chinese company, and other commercial relationships in China. However, the Company’s margin on export sales may be negatively affected as a result of these actions.

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

Our businesses and results of operations were also negatively affected in 2012 and 2013 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the foreseeable future. Additionally, during 2013 our profitability in North America was negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

As a result of the items noted above, we have curtailed operations at several of our global CMC facilities including Follansbee, West Virginia, Uithoorn, The Netherlands, and Portland, Oregon in an effort to reduce costs and improve profitability. The curtailments resulted in charges to earnings of approximately $23 million in the first half of 2014 and are estimated to result in cost savings of approximately $9 million in 2014.

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

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, our sales volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively affected by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber. Additionally, some of our Class I railroad customers, who make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition has resulted in higher prices and reduced availability for crossties that has resulted in reduced crossties sales volumes for us in 2014.

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

Results of Operations – Comparison of Three Months Ended June 30, 2014 and 2013

Consolidated Results

Net sales for the three months ended June 30, 2014 and 2013 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals	$208.6	$220.3	-5%
Railroad and Utility Products and Services	148.2	150.6	-2%
	$356.8	$370.9	-4%

CMC net sales decreased by $11.7 million or five percent compared to the prior year period due to lower sales volumes and prices for carbon pitch and lower sales prices for phthalic anhydride and carbon black feedstock, partially offset by higher sales volumes for phthalic anhydride, carbon black feedstock and naphthalene.

Lower sales volumes and prices for carbon pitch, driven by lower aluminum production in the United States and a difficult global pricing environment, reduced sales by six percent compared to the prior year quarter.

Higher distillate sales volumes offset lower sales prices, with the higher sales volumes driven by sales from Chinese operations.

Sales of coal tar chemicals increased by one percent of sales as higher sales volumes for phthalic anhydride and naphthalene more than offset lower sales prices for phthalic anhydride compared to the prior year quarter.

RUPS net sales decreased by $2.4 million or two percent compared to the prior year period. The sales decrease was due primarily to lower sales volumes for crossties as a result of competitive conditions in the hardwood lumber markets.

Cost of sales as a percentage of net sales was 87 percent for the quarter ended June 30, 2014 compared to 86 percent for the quarter ended June 30, 2013 due to $3.2 million of restructuring charges in the second quarter of 2014 related to CMC facilities in Europe and China.

Depreciation and amortization for the quarter ended June 30, 2014 was $2.4 million higher when compared to the prior year period due mainly to $2.1 million of accelerated depreciation related to our facilities in Uithoorn, the Netherlands and Tangshan, China.

Selling, general and administrative expenses for the quarter ended June 30, 2014 were $5.7 million higher when compared to the prior year period due mainly to approximately $4.8 million of consulting expenses related to acquisitions, operations improvement projects, and plant startup costs.

Other income for the quarter ended June 30, 2014 was a loss of $0.3 million compared to income of $1.0 million in the prior year period due mainly to lower earnings from equity investments.

Interest expense for the quarter ended June 30, 2014 was $6.6 million, the same as in the prior year period.

Income taxes for the quarter ended June 30, 2014 were $2.5 million lower when compared to the prior year period due to a significant reduction in pre-tax income and an increased effective tax rate partially offset by the unfavorable impact of discrete tax items. The increase in the effective tax rate on pretax ordinary income and before discrete items to 65.0 percent compared to 41.5 percent in the prior year quarter is attributed to the non-deductibility of certain expenses related to the closure of the Uithoorn facility and the impairment of KCCC’s coal tar distillation facility. Discrete items included in income taxes for the quarter ended June 30, 2014 were not material. Discrete items included in income taxes for the three months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company was no longer subject to potential income tax examinations for certain years.

Segment Results

Segment operating profit for the three months ended June 30, 2014 and 2013 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2014	2013
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$3.8	$12.5	-70%
Railroad and Utility Products and Services	12.8	16.5	-22%
Corporate	(3.3)	(0.5)	-560%
	$13.3	$28.5	-53%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	1.8%	5.7%	-3.9%
Railroad and Utility Products and Services	8.6%	11.0%	-2.4%
	3.7%	7.7%	-4.0%

CMC operating profit decreased by $8.7 million or 70 percent over the prior year period. Operating profit as a percentage of net sales for CMC amounted to 1.8 percent compared to 5.7 percent in the prior year quarter. Operating profit for the three months ended June 30, 2014 was negatively affected by $6.1 million of impairment and plant closure charges related to the Uithoorn facility in The Netherlands and the KCCC facility in China. Additionally, operating profit was negatively impacted by lower sales prices for pitch and phthalic anhydride, and a plant outage that resulted in an estimated $2.0 million negative profit impact.

RUPS operating profit decreased by $3.7 million or 22 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 8.6 percent from 11.0 percent in the prior year quarter. Operating profit for the three months ended June 30, 2014 was negatively impacted by lower sales volumes for crossties due to difficulties in obtaining adequate raw material supplies as a result of competition for hardwood lumber.

Results of Operations – Comparison of Six Months Ended June 30, 2014 and 2013

Consolidated Results

Net sales for the six months ended June 30, 2014 and 2013 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals	$411.2	$450.8	-9%
Railroad and Utility Products and Services	277.0	290.5	-5%
	$688.2	$741.3	-7%

CMC net sales decreased by $39.6 million or nine percent compared to the prior year period due to lower sales volumes and prices for carbon pitch and lower sales prices for phthalic anhydride and carbon black feedstock.

Lower sales volumes and prices for carbon pitch, driven by a difficult global pricing environment and reduced aluminum production in the United States, reduced sales by six percent for the six months ended June 30, 2014 compared to the prior year period.

Lower sales prices for carbon black feedstock resulted in a decrease in sales of two percent for the six months ended June 30, 2014 compared to the same period in 2013.

Sales of coal tar chemicals were flat as higher sales volumes and prices for naphthalene and higher sales volumes for phthalic anhydride were offset by lower sales prices for phthalic anhydride driven by lower prices for orthoxylene.

RUPS net sales decreased by $13.5 million or five percent compared to the prior year period. The sales decrease was due primarily to lower sales volumes for crossties as a result of competitive conditions in the hardwood lumber markets.

Cost of sales as a percentage of net sales was 87 percent for the six months ended June 30, 2014 compared to 86 percent for the six months ended June 30, 2013 as a result of $3.2 million of restructuring charges related to the Uithoorn and KCCC facilities.

Depreciation and amortization for the six months ended June 30, 2014 was $4.0 million higher when compared to the prior year period due mainly to $3.5 million of accelerated depreciation related to the Uithoorn and KCCC facilities.

Impairment and restructuring charges of $15.5 million for the six months ended June 30, 2014 were related to the ceasing of distillation of the Uithoorn facility of $10.8 million combined with impairment charges related to the Tangshan facility of $4.7 million.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $9.4 million higher when compared to the prior year period due mainly to $7.8 million of expenses related to acquisitions, operations improvement projects, and plant startup costs.

Other income for the six months ended June 30, 2014 was a loss of $0.1 million compared to income of $1.5 million in the prior year due mainly to lower earnings from equity investments.

Interest expense for the six months ended June 30, 2014 was relatively flat at $13.4 million compared to $13.5 million in the prior year period.

Income taxes for the six months ended June 30, 2014 resulted in a tax benefit of $0.4 million compared to tax expense of $15.2 million in the prior year period due to a significant reduction in pre-tax income, an increased effective tax rate, and the favorable impact of discrete tax items. The effective tax rate on pretax ordinary income before discrete items increased to 64.3 percent compared to 40.2 percent in the prior period due to the non-deductibility of certain expenses related to the closure of the Uithoorn facility and the impairment of KCCC’s coal tar distillation facility. Discrete items included in income taxes for the six months ended June 30, 2014 were a net tax benefit of $5.7 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested. Discrete items included in income taxes for the six months ended June 30, 2013 consisted of a net tax benefit of $1.4 million primarily due to the fact that the Company was no longer subject to potential income tax examinations for certain years.

Segment Results

Segment operating profit for the six months ended June 30, 2014 and 2013 is summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2014	2013
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(5.0)	$25.6	-120%
Railroad and Utility Products and Services	23.9	28.8	-17%
Corporate	(5.1)	(1.0)	-410%
	$13.8	$53.4	-74%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	(1.2)%	5.7%	-6.9%
Railroad and Utility Products and Services	8.6%	9.9%	-1.3%
	2.0%	7.2%	-5.2%

CMC operating profit decreased by $30.6 million over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 1.2 percent compared to operating profit of 5.7 percent in the prior year period. Operating profit for the six months ended June 30, 2014 was negatively affected by $23.3 million of impairment and plant closure charges related to the

Uithoorn facility in The Netherlands and the KCCC facility in China. Additionally, operating profit was negatively impacted by lower sales prices for pitch and phthalic anhydride and a plant outage that resulted in an estimated $2.0 million negative profit impact.

RUPS operating profit decreased by $4.9 million or 17 percent compared to the prior year period, and operating profit as a percentage of net sales for RUPS decreased to 8.6 percent from 9.9 percent in the prior year period. Operating profit for the six months ended June 30, 2014 was negatively impacted by lower sales volumes for crossties due to difficulties in obtaining adequate raw material supplies as a result of competition for hardwood lumber combined with $2.8 million of consulting costs related to operational improvements.

Cash Flow

Net cash used by operating activities was $8.7 million for the six months ended June 30, 2014 as compared to net cash provided by operating activities of $20.0 million for the six months ended June 30, 2013. The net decrease of $28.7 million in cash from operations was due primarily to lower net income and higher working capital usage compared to the prior year period principally as a result of a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $65.2 million for the six months ended June 30, 2014 as compared to net cash used in investing activities of $14.8 million for the six months ended June 30, 2013. The increase in net cash used by investing activities of $50.4 million is due to the acquisition of a wood treating facility in January 2014 for $29.6 million and $21 million of capital expenditures related to plant construction costs at the KJCC facility in China.

Net cash provided by financing activities was $45.4 million for the six months ended June 30, 2014 as compared to net cash used in financing activities of $5.4 million for the six months ended June 30, 2013. The difference is due mainly to net borrowings of $55.5 million in the first six months of 2014 compared to net borrowings of $5.1 million in the first six months of 2013. The borrowing activity was due mainly to the Ashcroft acquisition and construction costs at the KJCC facility in China.

Dividends paid were $10.2 million for the six months ended June 30, 2014, the same as the six months ended June 30, 2013. On August 6, 2014, our board of directors declared a quarterly dividend of 25 cents per common share, payable on October 6, 2014 to shareholders of record as of August 18, 2014.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2014 the basket totaled $214.9 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2014, we had $284.4 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2014, $41.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2014 (dollars in millions):

Cash and cash equivalents(1)	$54.4
Amount available under revolving credit facility	284.4
Amount available under other credit facilities	6.0

Total estimated liquidity	$344.8

(1)	Cash includes approximately $54 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $16 million.

Our estimated liquidity was $451.4 million at December 31, 2013.

In June 2012, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which gives us the ability to offer common stock, debt securities, preferred stock, depositary shares, warrants and units (or a combination of these securities) from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. This registration statement expires on June 26, 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include the acquisition of the wood preservation and railroad services businesses of Osmose Holdings, Inc. (the “Osmose Acquisition”), debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of our new coal tar distillation facility in China, and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2014, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $46 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar distillation facility in China. Construction of the Company’s new coal tar distillation facility in China was completed in July 2014. The Company’s remaining expected capital spending for the majority-owned facility is approximately $16 million and will be financed by available cash and incremental financing from a third party bank and the shareholder of the non-controlling interest. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months, excluding the Osmose Acquisition. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2014 was 1.4.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.0. The leverage ratio at June 30, 2014 was 2.37.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At June 30, 2014, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 21 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended June 30, 2014 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective August 6, 2014, the Board of Directors of Koppers Holdings approved the amendment and restatement of the Amended and Restated Bylaws of Koppers Holdings (the “Amended and Restated Bylaws”). The changes are intended to address what the Company believes are current best practices in corporate governance.

As revised, Article II of the Amended and Restated Bylaws modernizes the manner and timing of giving notices of meetings. Consistent with other comparable public companies, Article II provides that notice of a meeting may be given by, among other methods, e-mail or other electronic communication. Such communication is deemed to have been given when sent. Article II requires notice of meetings of the Board of Directors to be given 24 hours in advance (in the case of notice by telephone, facsimile transmission, e-mail, or other electronic communication), 48 hours in advance (in the case of notice by telegraph, courier service, or express mail), or five days (in the case of notice by first class mail). Article II also requires notice of meetings of shareholders of the Company to be given ten days prior to a meeting called to consider a fundamental change or five days prior to a meeting in any other case.

Article III of the Amended and Restated Bylaws updates and modernizes, in a manner consistent with other comparable public companies, the procedures by which shareholders may propose candidates to stand for election as a director of the Company. Article III specifies the procedures shareholders must follow in order to propose candidates, including requirements as to the form of notice to be delivered to the Company, the information required regarding each candidate and proposing shareholder or shareholders, the proposing shareholder or shareholders’ compliance with state and federal laws, and the information and certifications that must be provided by the candidate in order for the candidate to be eligible for nomination and election. Article III requires shareholders to provide the nomination notice and other materials relating to the nomination, in the case of an annual meeting of shareholders, by the later of (1) not less than 90 nor more than 120 days prior to the date of such meeting (unless a different date is stated in the Company’s most recent proxy materials) or (2) in the event the meeting date changes from the third Wednesday of April, the close of business on the tenth day following the first public disclosure of the date of such meeting.

Article III of the Amended and Restated Bylaws also updates and modernizes, in a manner consistent with other comparable public companies, the procedures by which shareholders must provide advance notice to the Company for business to be proposed by shareholders for consideration at the Company’s annual meeting (other than with respect to nominations of persons to stand for election as a director of the Company). Article III specifies the procedures shareholders must follow in order to propose business, including requirements as to the form of notice to be delivered to the Company. Article III requires shareholders to provide notice and other materials relating to the proposal by the later of (1) not less than 90 nor more than 120 days prior to the date of the annual meeting of shareholders (unless a different date is stated in the Company’s most recent proxy materials) or (2) in the event the meeting date changes from the third Wednesday of April, the close of business on the tenth day following the first public disclosure of the date of such meeting.

Article VIII of the Amended and Restated Bylaws provides that, unless the Company consents in writing otherwise, the state courts of the Commonwealth of Pennsylvania in and for Allegheny County or the federal courts of the Western District of Pennsylvania are the sole and exclusive forum for the resolution of certain specified disputes. This change will ensure the consistent consideration of issues, including the interpretation and application of Pennsylvania law to the Company’s internal affairs. In addition, as the Company and its subsidiaries maintain operations worldwide, Article VIII will reduce or eliminate the duplicative nature of multi-forum litigation and its associated costs and difficulties to which the Company could be subject.

The Amended and Restated Bylaws also include a number of administrative, technical, and conforming changes. The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, filed as Exhibit 3.2 to this report and incorporated by reference herein.

ITEM 6. EXHIBITS

2.3*	Stock Purchase Agreement by and among Osmose Holdings, Inc., Osmose, Inc., Osmose Railroad Services, Inc., and Koppers Inc., dated as of April 13, 2014.

3.2*	Amended and Restated Bylaws of Koppers Holdings Inc., as amended on August 6, 2014.

10.92*	Agreement and General Release by and between Brian H. McCurrie and Koppers Inc., dated as of July 29, 2014.

10.93*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated.

10.94*	Commitment Letter by and among Koppers Inc., PNC Capital Markets LLC and PNC Bank, National Association, dated as of April 13, 2014.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 7, 2014	By:	/S/ LEROY M. BALL

Leroy M. Ball Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)