Form 10-Q
period 2014-09-30
Koppers Holdings Inc.
filed 2014-11-10
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2014 amounted to 20,495,011 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$440.1	$395.2	$1,128.3	$1,136.5
Cost of sales (excluding items below)	377.0	330.6	974.0	970.0
Depreciation and amortization	11.2	7.2	29.8	21.8
Impairment and restructuring charges	2.6	0.0	18.1	0.0
Selling, general and administrative expenses	32.0	18.3	75.3	52.2

Operating profit	17.3	39.1	31.1	92.5
Other (loss) income	(0.2)	1.3	(0.3)	2.8
Interest expense	11.9	6.7	25.3	20.2

Income before income taxes	5.2	33.7	5.5	75.1
Income taxes	9.5	14.1	9.1	29.3

(Loss) income from continuing operations	(4.3)	19.6	(3.6)	45.8
Income (loss) from discontinued operations, net of tax benefit of $0.0, $0.1, $0.0 and $0.1	0.1	(0.1)	0.0	(0.1)

Net (loss) income	(4.2)	19.5	(3.6)	45.7
Net (loss) income attributable to noncontrolling interests	(1.5)	0.4	(4.7)	1.2

Net (loss) income attributable to Koppers	$(2.7)	$19.1	$1.1	$44.5

(Loss) Earnings per common share attributable to Koppers common shareholders:
Basic –
Continuing operations	$(0.14)	$0.93	$0.05	$2.16
Discontinued operations	0.00	0.00	0.00	0.00

(Loss) Earnings per basic common share	$(0.14)	$0.93	$0.05	$2.16

Diluted –
Continuing operations	$(0.14)	$0.92	$0.05	$2.13
Discontinued operations	0.00	0.00	0.00	0.00

(Loss) Earnings per diluted common share	$(0.14)	$0.92	$0.05	$2.13

Comprehensive (loss) income	$(19.9)	$26.6	$(14.1)	$42.3
Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	0.8	(4.9)	1.5

Comprehensive (loss) income attributable to Koppers	$(18.6)	$25.8	$(9.2)	$40.8

Weighted average shares outstanding (in thousands):
Basic	20,495	20,577	20,452	20,657
Diluted	20,603	20,801	20,593	20,887
Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$75.1	$82.2
Accounts receivable, net of allowance of $6.5 and $3.6	229.5	157.9
Income tax receivable	6.4	9.0
Inventories, net	227.7	168.8
Deferred tax assets	20.2	10.0
Loan to related party	9.5	9.5
Other current assets	39.6	35.7

Total current assets	608.0	473.1
Equity in non-consolidated investments	5.7	6.6
Property, plant and equipment, net	286.8	197.0
Goodwill	238.0	72.7
Intangible assets, net	180.1	12.2
Deferred tax assets	10.3	9.3
Other assets	25.0	14.0

Total assets	$1,353.9	$784.9

Liabilities
Accounts payable	$122.4	$107.6
Accrued liabilities	102.6	82.4
Dividends payable	5.1	5.1
Current maturities of long-term debt	30.0	0.0

Total current liabilities	260.1	195.1
Long-term debt	837.5	303.1
Accrued postretirement benefits	27.7	41.6
Deferred tax liabilities	20.6	14.7
Other long-term liabilities	43.0	40.6

Total liabilities	1,188.9	595.1
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,938,260 and 21,722,492 shares issued	0.2	0.2
Additional paid-in capital	164.5	158.9
Retained earnings	56.7	71.3
Accumulated other comprehensive loss	(20.4)	(10.2)
Treasury stock, at cost, 1,443,248 and 1,390,494 shares	(52.4)	(50.4)

Total Koppers shareholders’ equity	148.6	169.8
Noncontrolling interests	16.4	20.0

Total equity	165.0	189.8

Total liabilities and equity	$1,353.9	$784.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net (loss) income	$(3.6)	$45.7
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	29.8	21.8
Impairment charges	4.7	0.0
Deferred income taxes	(3.2)	11.1
Equity loss (income), net of dividends received	0.9	(0.4)
Gain on sale of assets	0.0	(1.9)
Change in other liabilities	(10.9)	(14.2)
Non-cash interest expense	3.4	1.2
Stock-based compensation	4.6	4.7
Other	(1.5)	0.6
(Increase) decrease in working capital:
Accounts receivable	(15.6)	(17.9)
Inventories	4.9	25.5
Accounts payable	(6.1)	(8.0)
Accrued liabilities and other working capital	3.4	(2.6)

Net cash provided by (used in) operating activities	10.8	65.6
Cash provided by (used in) investing activities:
Capital expenditures	(59.0)	(29.4)
Acquisitions, (net of cash acquired)	(496.5)	0.0
Net cash proceeds from divestitures and asset sales	0.1	2.4

Net cash provided by (used in) investing activities	(555.4)	(27.0)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	520.7	97.9
Repayments of revolving credit	(305.8)	(97.9)
Borrowings of long-term debt	348.9	0.0
Issuances of Common Stock	0.7	0.2
Proceeds from issuance of noncontrolling interest	1.4	2.3
Repurchases of Common Stock	(2.0)	(17.5)
Payment of deferred financing costs	(11.1)	(1.2)
Dividends paid	(15.2)	(15.3)

Net cash provided by (used in) financing activities	537.6	(31.5)
Effect of exchange rate changes on cash	(0.1)	(1.4)

Net (decrease) increase in cash and cash equivalents	(7.1)	5.7
Cash and cash equivalents at beginning of period	82.2	66.7

Cash and cash equivalents at end of period	$75.1	$72.4

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

2. Dividends

On November 5, 2014, the Company’s board of directors declared a quarterly dividend of 25 cents per common share, payable on January 5, 2015 to shareholders of record as of November 17, 2014.

3. Plant Closures and Discontinued Operations

On January 22, 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company has discontinued distillation activities and expects to complete closure at the site by the end of 2015. For the nine months ended September 30, 2014, the Company recorded closure costs of $13.1 million for severance and site demolition liabilities. In the fourth quarter of 2013, the Company recorded an asset impairment charge of $6.9 million related to the facility. The facility is part of the Carbon Materials and Chemicals segment.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2012	$0.2	$6.7	$6.3	$0.1	$13.3
Reversal of accrued charges	(0.1)	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	(2.0)	(0.1)	(2.2)
Currency translation	0.0	(1.0)	(0.7)	0.0	(1.7)

Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	10.0	0.0	3.1	0.0	13.1
Cash paid	(9.3)	0.0	(0.2)	0.0	(9.5)
Currency translation	(0.2)	(0.1)	(0.1)	0.0	(0.4)

Reserve at September 30, 2014	$0.6	$5.5	$6.1	$0.0	$12.2

4. Business Acquisitions

Koppers Ashcroft – On January 20, 2014, the Company acquired the crosstie treating business and related manufacturing facility of Tolko Industries Ltd. located in Ashcroft, British Columbia, Canada. The purchase price was $29.8 million, subject to post-closing adjustments, and was funded primarily by available cash. The preliminary allocation of purchase price to acquired assets primarily consisted of inventory totaling $16.0 million, plant and equipment totaling $3.6 million, intangible assets consisting primarily of customer relationships totaling $7.4 million and Canadian tax deductible goodwill of $1.8 million. The goodwill is allocated to the Railroad and Utility Products and Services segment and the customer contracts will be amortized over a period of 12 years.

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, net of estimated cash acquired of $27.2 million, and included estimated net working capital adjustments and is subject to certain post-closing adjustments, including but not limited to, final net working capital adjustments. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan.

Subsequent to the acquisition, Osmose, Inc. was renamed Koppers Performance Chemicals Inc. and Osmose Railroad Services, Inc. was renamed Koppers Railroad Structures Inc. Koppers Performance Chemicals Inc.’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Substantially all of the businesses of Koppers Performance Chemicals Inc. are reported as a new segment, Performance Chemicals. Koppers Railroad Structures Inc. is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. Koppers Railroad Structures Inc. and one wood treating company are reported as part of the Railroad and Utility Products and Services segment.

The Osmose Entities had revenues of $391.5 million and net income from continuing operations of $19.3 million for the year ended December 31, 2013. Revenue from the Osmose Entities included in our results for the third quarter of 2014 totaled $53.4 million.

The Company has not completed detailed valuation analyses to determine the fair values of Osmose Entities’ assets and liabilities. Accordingly, the unaudited condensed consolidated financial information includes a preliminary fair value determination based on assumptions and estimates that, while considered reasonable under the circumstances, are subject to changes, which may be material. In addition, Koppers has not yet completed the due diligence necessary to identify all of the adjustments required to conform Osmose Entities’ accounting policies to the Company’s or to identify other items that could significantly impact the fair value determination or the assumptions and adjustments made in the preparation of this unaudited condensed consolidated financial information.

Upon completion of detailed valuation analyses, there may be additional increases or decreases to the recorded book values of the acquired assets and liabilities, including but not limited to inventories, brands, trademarks, customer relationships and other intangible assets, and property, plant and equipment that could give rise to future amounts of depreciation and amortization expense and changes in related deferred taxes that are not reflected in the information contained in this unaudited condensed consolidated information. Accordingly, once the necessary valuation analyses have been performed and the final fair value determination has been completed, actual results may differ materially from the information presented in this unaudited condensed consolidated financial information.

The following table summarizes the Company’s preliminary fair value estimates for the Osmose entities as of September 30, 2014:

(Dollars in millions)	Initial Allocation
Cash and cash equivalents	$27.2
Accounts receivable, net	60.0
Inventories, net	51.9
Other current assets	9.5
Property, plant and equipment	59.6
Goodwill	164.8
Intangible assets	164.2
Other assets	4.0

Total assets acquired	541.2

Accounts payable	21.2
Accrued liabilities	17.4
Other liabilities	8.5

Total liabilities assumed	47.1

Net assets acquired	$494.1

Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill of $158.0 million and $6.8 million has been allocated, on a preliminary basis, to the Performance Chemicals segment and the Railroad and Utility Products and Services segment, respectively. The Company expects that a significant portion of the goodwill recognized will be deductible for tax purposes, but this determination is dependent upon the finalization of the purchase price allocation process.

The following unaudited pro forma information presents a summary of the Company’s revenues and net income from continuing operations as if the acquisition occurred on January 1, 2013 (the first day of the most recently completed fiscal year). The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2013 and does not intend to project the future financial results of the Company after the acquisition of the Osmose Entities. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and do not reflect the cost of any integration activities or the benefits from the acquisition and synergies that may be derived from any integration activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)
Revenue	$500.1	$498.4	$1,392.9	$1,433.0
Income from continuing operations attributable to Koppers	3.4	23.2	16.4	45.1

Pro forma adjustments reflected in the unaudited pro forma information are based on items that are directly attributable to the acquisition of the Osmose Entities and related financing that are factually supportable and are expected to have a continuing impact on Koppers. These adjustments include, but are not limited to, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, interest expense on acquisition-related debt, removal of acquisition related transaction expenses, elimination of intercompany sales and related income tax effects of the pro forma adjustments.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$75.1	$75.1	$82.2	$82.2
Investments and other assets(a)	1.4	1.4	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$883.7	$867.5	$331.2	$303.1

(a)	Excludes equity method investments.

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2014 and 2013 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)
Net (loss) income	$(4.2)	$19.5	$(3.6)	$45.7
Other comprehensive (loss) income:
Change in currency translation adjustment	(10.6)	5.6	(9.8)	(0.4)
Change in foreign currency transactions of long-term subsidiary investments	(3.8)	0.3	(0.5)	(6.6)
Change in derivative financial instrument net loss, net of tax benefit of $(0.8), $0.0, $(0.8) and $0.0	(1.9)	0.0	(1.9)	0.0
Change in unrecognized pension net loss, net of tax expense of $0.2, $0.8, $0.7 and $2.3	0.6	1.2	1.8	3.5
Change in unrecognized prior service cost, net of tax expense of $0.0, $0.0, $0.0 and $0.0	0.0	0.0	(0.1)	0.1

Total comprehensive (loss) income	(19.9)	26.6	(14.1)	42.3
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.3)	0.8	(4.9)	1.5

Comprehensive (loss) income attributable to Koppers	$(18.6)	$25.8	$(9.2)	$40.8

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

The following tables present the change in equity for the nine months ended September 30, 2014 and 2013, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	1.1	(4.7)	(3.6)
Issuance of common stock	0.7	0.0	0.7
Employee stock plans	4.9	0.0	4.9
Other comprehensive income (loss)	(10.3)	(0.2)	(10.5)
Dividends	(15.6)	0.0	(15.6)
Investment in noncontrolling interests	0.0	1.3	1.3
Repurchases of common stock	(2.0)	0.0	(2.0)

Balance at September 30, 2014	$148.6	$16.4	$165.0

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$150.6	$17.5	$168.1
Net income	44.5	1.2	45.7
Issuance of common stock	0.2	0.0	0.2
Employee stock plans	5.2	0.0	5.2
Other comprehensive (loss) income	(3.7)	0.3	(3.4)
Dividends	(15.9)	0.0	(15.9)
Investment in noncontrolling interests	0.0	2.3	2.3
Repurchases of common stock	(17.5)	0.0	(17.5)

Balance at September 30, 2013	$163.4	$21.3	$184.7

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net (loss) income attributable to Koppers	$(2.7)	$19.1	$1.1	$44.5
Less: income (loss) from discontinued operations	0.1	(0.1)	0.0	(0.1)

(Loss) Income from continuing operations attributable to Koppers	$(2.8)	$19.2	$1.1	$44.6

Weighted average common shares outstanding:
Basic	20,495	20,577	20,452	20,657
Effect of dilutive securities	108	224	141	230

Diluted	20,603	20,801	20,593	20,887

(Loss) earnings per common share – continuing operations:
Basic (loss) earnings per common share	$(0.14)	$0.93	$0.05	$2.16
Diluted (loss) earnings per common share	(0.14)	0.92	0.05	2.13

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	265	254	260	236

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

The following table shows a summary of the performance stock units as of September 30, 2014:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	87,039	130,559
2013 – 2015	0	85,207	127,811
2014 – 2016	0	102,149	153,224

The following table shows a summary of the status and activity of non-vested stock awards for the nine months ended September 30, 2014:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2013	148,836	319,984	468,820	$40.30
Granted	95,067	108,506	203,573	$37.90
Credited from dividends	3,813	8,425	12,238	$38.52
Vested	(57,102)	(132,317)	(189,419)	$40.18
Forfeited	(12,695)	(24,218)	(36,913)	$39.51
Non-vested at September 30, 2014	177,919	280,380	458,299	$39.30

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	421,080	$35.96
Granted	106,658	$37.93
Exercised	(26,349)	$25.51
Expired	(6,019)	$40.15
Forfeited	(34,707)	$39.75
Outstanding at September 30, 2014	460,663	$36.67	6.83	$0.7
Exercisable at September 30, 2014	202,863	$33.00	4.71	$0.7

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.4	$1.9	$4.6	$4.7
Less related income tax benefit	0.6	0.8	1.8	1.9

	$0.8	$1.1	$2.8	$2.8

As of September 30, 2014, total future compensation expense related to non-vested stock-based compensation arrangements totaled $7.4 million and the weighted-average period over which this cost is expected to be recognized is approximately 23 months.

9. Segment Information

The Company has three reportable segments: Carbon Materials and Chemicals, Railroad and Utility Products and Services, and Performance Chemicals. The Company’s reportable segments contain business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into three reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Other rail services provided include bridge inspection, engineering, maintenance and repair, and construction services. Railroad services include bridge inspection and engineering services. Utility products include transmission and distribution poles and pilings.

The Company’s Performance Chemicals segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$226.6	$241.6	$637.8	$692.4
Railroad and Utility Products and Services	167.4	153.6	444.4	444.1
Performance Chemicals	46.1	0.0	46.1	0.0

Total	$440.1	$395.2	$1,128.3	$1,136.5

Intersegment revenues:
Carbon Materials and Chemicals	$20.7	$23.3	$62.0	$70.9
Performance Chemicals	0.8	0.0	0.8	0.0

Total	$21.5	$23.3	$62.8	$70.9

Depreciation and amortization expense(a):
Carbon Materials and Chemicals	$6.6	$4.5	$18.7	$13.5
Railroad and Utility Products and Services	2.2	2.7	8.7	8.3
Performance Chemicals	2.4	0.0	2.4	0.0

Total	$11.2	$7.2	$29.8	$21.8

Operating profit:
Carbon Materials and Chemicals(b)	$5.2	$21.8	$0.2	$47.4
Railroad and Utility Products and Services	17.4	17.8	41.3	46.6
Performance Chemicals	1.3	0.0	1.3	0.0
Corporate(c)	(6.6)	(0.5)	(11.7)	(1.5)

Total	$17.3	$39.1	$31.1	$92.5

(a)	Excludes impairment charges of $4.7 million for the nine months ended September 30, 2014 for Carbon Materials and Chemicals.
(b)	Includes plant closure costs of $2.6 million and $13.4 million for the three and nine months ended September 30, 2014, respectively, for the Uithoorn, the Netherlands facility and impairment charges of $4.7 million for the nine months ended September 30, 2014 for the Tangshan, China facility.

(c)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., acquisition and acquisition-related integration costs.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$537.2	$535.5
Railroad and Utility Products and Services	293.8	179.3
Performance Chemicals	474.3	0.0
All other	48.6	70.1

Total	$1,353.9	$784.9

Goodwill:
Carbon Materials and Chemicals	$67.2	$68.0
Railroad and Utility Products and Services	12.8	4.7
Performance Chemicals	158.0	0.0

Total	$238.0	$72.7

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. Items that are not related to annual pretax ordinary income are recognized entirely in the interim period as discrete items.

Income taxes as a percentage of pretax income before discrete items was 94.2 percent and 46.4 percent for the three months ended September 30, 2014 and 2013, respectively. Discrete items included in income taxes for the three months ended September 30, 2014 consisted of a net tax benefit of $0.3 million primarily due to changes in unrecognized tax benefits. Discrete items included in income taxes for the three months ended September 30, 2013 consisted of a net tax benefit of $1.6 million primarily due to tax benefits on amended tax returns for prior years and changes in unrecognized tax benefits offset by the effect of a United Kingdom corporate tax rate reduction.

The effective tax rate for the third quarter of 2014 differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+47.7 percent), nondeductible expenses (+11.0 percent), uncertain tax positions (+2.7 percent), and state taxes (+0.1 percent) partially offset by the domestic manufacturing deduction (-1.8 percent) and tax credits (-0.5 percent). With respect to the third quarter of 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+10.2 percent), state taxes (+1.8 percent), uncertain tax positions (+0.9 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.8 percent) and tax credits (-0.2 percent).

Income taxes as a percentage of pretax income before discrete items was 80.9 percent and 43.0 percent for the nine months ended September 30, 2014 and 2013, respectively. Discrete items included in income taxes for the nine months ended September 30, 2014 were a net tax benefit of $6.0 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested. Discrete items included in income taxes for the nine months ended September 30, 2013 consisted of a net tax benefit of $3.0 million primarily due to tax benefits on amended tax returns for prior years, changes in unrecognized tax benefits, and the fact that the Company is no longer subject to potential income tax examinations for certain years.

The effective tax rate for the first nine months of 2014 differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+38.8 percent), nondeductible expenses (+6.7 percent), uncertain tax positions (+2.0 percent), and state taxes (+0.8 percent) partially offset by the domestic manufacturing deduction (-2.0 percent) and tax credits (-0.4 percent). With respect to the first nine months of 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+6.6 percent), state taxes (+1.8 percent), uncertain tax positions (+0.8 percent) and nondeductible expenses (+0.5 percent) partially offset by the domestic manufacturing deduction (-1.7 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, and uncertain tax positions. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2014 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

As of September 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.5 million and $4.5 million, respectively. Unrecognized tax benefits totaled $5.8 million and $6.1 million as of September 30, 2014 and December 31, 2013, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2014 and December 31, 2013 the Company had accrued approximately $1.4 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Net inventories as of September 30, 2014 and December 31, 2013 are summarized in the table below:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Raw materials	$151.1	$105.4
Work in process	19.7	19.2
Finished goods	111.9	94.8

	282.7	219.4
Less revaluation to LIFO	55.0	50.6

Net	$227.7	$168.8

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2014 and December 31, 2013 are summarized in the table below:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Land	$19.4	$9.1
Buildings	45.0	30.6
Machinery and equipment	676.8	608.1

	741.2	647.8
Less accumulated depreciation	454.4	450.8

Net	$286.8	$197.0

Impairment – Impairment charges for the nine months ended September 30, 2014 were $4.7 million ($2.8 million, net of non-controlling interest) and were related to the Carbon Material and Chemicals’ plant in Tangshan, China. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The impairment of the Company’s 60-percent owned plant in Tangshan, China is due to the forced closure of a neighboring metallurgical coke facility. In October 2013, the Company was informed by the Tangshan Municipal People’s Government (“Tangshan Government”) of its intention to close the two coke batteries owned and operated by the Tangshan Iron and Steel

Group Co., Ltd (“TISCO”) in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One TISCO coke battery closed in March 2014 and the Company has been informed that the remaining TISCO coke battery will cease production sometime within the next twelve to eighteen months.

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

The closure of KCCC’s coal tar distillation facility would have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. For the most recent year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests and excluding asset impairment charges. As of September 30, 2014, all fixed assets directly related to the facility have been substantially depreciated.

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

13. Pensions and Postretirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)
Service cost	$0.7	$0.9	$1.9	$2.6
Interest cost	2.8	2.7	8.8	8.0
Expected return on plan assets	(3.5)	(3.2)	(10.5)	(9.5)
Amortization of prior service cost	0.0	0.0	(0.1)	0.1
Amortization of net loss	1.0	1.9	3.0	5.7

Net periodic benefit cost	$1.0	$2.3	$3.1	$6.9

Defined contribution plan expense	$1.3	$1.2	$4.5	$4.1
Other postretirement benefit plans	0.1	0.1	0.3	0.3
Multi-employer pension plan expense	0.0	0.1	0.2	0.4

14. Debt

Debt at September 30, 2014 and December 31, 2013 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2014	December 31, 2013
(Dollars in millions)
Term Loan	3.64%	2019	$300.0	$0.0
Revolving Credit Facility	3.64%	2019	214.9	0.0
Construction loans	6.12%	2018	55.7	6.6
Senior Notes	7 7/8%	2019	296.9	296.5

Total debt			867.5	303.1
Less short term debt and current maturities of long-term debt			30.0	0.0

Long-term debt			$837.5	$303.1

Revolving Credit Facility and Term Loan

On August 15, 2014, Koppers Inc. replaced its $350.0 million revolving credit facility with a new $500.0 senior secured revolving credit facility and a $300.0 million senior secured term loan to finance its acquisition of the Osmose Entities. Both borrowings mature on August 15, 2019. The interest rates on the new borrowings are variable and are based on LIBOR. The initial interest rate on the borrowings at August 15, 2014 was 3.25 percent. The senior secured term loan has quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

Borrowings under the revolving credit facility and term loan are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility and term loan contain certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of September 30, 2014, the Company had $233.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2014, $52.1 million of commitments were utilized by outstanding letters of credit.

Construction Loans

On November 18, 2013, the Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third party bank facility are secured by a letter of credit issued by a bank under the Koppers Inc. revolving credit facility. The committed facilities were used to finance the costs related to the construction of the coal tar distillation plant in Pizhou, Jiangsu province in China. The facilities are variable rate and have certain financial covenants that monitor minimum net worth and leverage. KJCC will repay the loans in six installments every six months starting in May 2016 with a final repayment on November 18, 2018, the maturity date of the loans.

Senior Notes

The Koppers Inc. 7 7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The 2009 Senior Notes are our senior obligations, are fully and unconditionally guaranteed by KH and certain of our wholly-owned domestic subsidiaries, and, as of August 15, 2014, are secured equally and ratably with the obligations under our Senior Secured Credit Facilities.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$23.2	$21.5
Accretion expense	1.8	1.2
Revision in estimated cash flows, net	4.3	6.7
Cash expenditures	(2.3)	(5.6)
Currency translation	(0.1)	(0.6)

Balance at end of period	$26.9	$23.2

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$3.2	$3.9
Revenue earned	(0.5)	(0.7)

Balance at end of period	$2.7	$3.2

17. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of September 30, 2014, the Company has outstanding copper swap contracts totaling 21.9 million pounds and the fair value of these swap contracts was $(3.3) million which is classified in accrued liabilities in the condensed consolidated balance sheet. The amount of loss recognized in other comprehensive income totaled $1.9 million, net of tax, at September 30, 2014. The ineffective portion of the copper swap contracts totaled $0.1 million and was charged to cost of sales for the three and nine months ended September 30, 2014. In the next twelve months the Company estimates that $1.3 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in other income in the condensed consolidated statement of income. As of September 30, 2014, the Company has outstanding foreign currency forward contracts with a net fair value totaling $(0.1) million, of which $0.3 million is classified in accrued liabilities and $0.2 million is classified in other current assets in the condensed consolidated balance sheet.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 112 plaintiffs in 60 cases pending as of September 30, 2014 as compared to 111 plaintiffs in 61 cases pending as of December 31, 2013. As of September 30, 2014, there are a total of 59 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee. Koppers Inc. has been dismissed from three cases formerly pending in state court in Arkansas.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. In May 2014, the Court entered an amended scheduling order for class certification, which sets a deadline of November 21, 2014 for completion of class factual discovery with expert witness discovery to follow. Discovery on the merits is stayed until further order of the court.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“KPC”) is currently a defendant in a putative class action lawsuit filed in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that KPC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with KPC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with KPC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures. The lawsuit was filed on July 16, 2014, and KPC has filed a motion to dismiss. Plaintiffs have not yet responded to KPC’s motion to dismiss. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined.

Other Matters. In July 2012, Koppers Netherlands B.V.’s (“Koppers Netherlands”) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included an initial claim for lost profits of approximately $1.7 million. In July 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. In its statement of claim to the arbitration board, the owner of the unaffiliated facility has claimed damages of at least $3.1 million for these costs. The arbitration hearing was held in June 2014 and a decision is not expected until late 2014 or 2015.

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

Contamination has been identified at most manufacturing and other sites of the Company’s subsidiaries. Currently, at the properties acquired from Beazer East (which include all but two of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.8 million at September 30, 2014, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $1.9 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $1.8 million as of September 30, 2014.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $5.5 million as of September 30, 2014.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $6.7 million and $8.2 million are classified as current liabilities at September 30, 2014 and December 31, 2013, respectively:

	Period ended
	September 30, 2014	December 31, 2013
(Dollars in millions)
Balance at beginning of year	$11.9	$14.1
Expense	0.4	1.8
Reversal of reserves	(0.2)	(1.2)
Cash expenditures	(2.6)	(0.9)
Acquisition	0.8	0.0
Currency translation	0.0	(1.9)

Balance at end of period	$10.3	$11.9

19. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Performance Chemicals Inc., Koppers Railroad Structures Inc., Osmose NZ, LLC, Osmose-Nevada Limited Liability Company, Wood Protection LP, Wood Protection Management LLC and Koppers Asia LLC. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation.

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

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $500.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $75 million as of September 30, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $17.8 million and $33.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for Koppers Holdings Inc. (the parent), Koppers Inc., domestic guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three and nine months ended September 30, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Parent, Koppers Inc., Domestic Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the nine months ended September 30, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$220.5	$53.3	$189.6	$(23.3)	$440.1
Cost of sales including depreciation and amortization	0.0	194.8	43.1	175.8	(22.9)	390.8
Selling, general and administrative	0.3	16.8	5.1	9.8	0.0	32.0

Operating profit (loss)	(0.3)	8.9	5.1	4.0	(0.4)	17.3
Other income (expense)	0.0	0.0	1.3	(0.3)	(1.2)	(0.2)
Equity income of subsidiaries	(2.6)	6.5	0.3	0.0	(4.2)	0.0
Interest expense (income)	0.0	11.4	0.0	1.7	(1.2)	11.9
Income taxes	(0.2)	6.6	0.2	2.9	0.0	9.5

Income from continuing operations	(2.7)	(2.6)	6.5	(0.9)	(4.6)	(4.3)
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	(1.5)	0.0	(1.5)

Net income attributable to Koppers	$(2.7)	$(2.6)	$6.5	$0.7	$(4.6)	$(2.7)

Comprehensive income attributable to Koppers	$(18.6)	$(18.4)	$(10.1)	$(9.6)	$38.1	$(18.6)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$230.1	$11.9	$164.0	$(10.8)	$395.2
Cost of sales including depreciation and amortization	0.0	197.5	7.2	144.0	(10.9)	337.8
Selling, general and administrative	0.5	10.8	0.1	6.9	0.0	18.3

Operating profit (loss)	(0.5)	21.8	4.6	13.1	0.1	39.1
Other income (expense)	0.0	0.4	1.0	0.8	(0.9)	1.3
Equity income of subsidiaries	19.4	14.2	8.2	0.0	(41.8)	0.0
Interest expense (income)	0.0	6.8	0.0	0.8	(0.9)	6.7
Income taxes	(0.2)	10.2	0.0	4.1	0.0	14.1

Income from continuing operations	19.1	19.4	13.8	9.0	(41.7)	19.6
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$19.1	$19.4	$13.8	$8.5	$(41.7)	$19.1

Comprehensive income attributable to Koppers	$25.8	$26.0	$19.3	$5.3	$(50.6)	$25.8

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$600.5	$71.2	$501.0	$(44.4)	$1,128.3
Cost of sales including depreciation and amortization	0.0	539.7	52.3	474.1	(44.2)	1,021.9
Selling, general and administrative	1.3	44.6	5.7	23.7	0.0	75.3

Operating profit (loss)	(1.3)	16.2	13.2	3.2	(0.2)	31.1
Other income (expense)	0.0	0.1	3.1	(0.2)	(3.3)	(0.3)
Equity income of subsidiaries	1.9	16.1	(6.7)	0.0	(11.3)	0.0
Interest expense (income)	0.0	24.7	0.0	3.9	(3.3)	25.3
Income taxes	(0.5)	5.8	(5.7)	9.5	0.0	9.1

Income from continuing operations	1.1	1.9	15.3	(10.4)	(11.5)	(3.6)
Discontinued operations	0.0	0.0	0.0	(0.0)	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	(4.7)	0.0	(4.7)

Net income attributable to Koppers	$1.1	$1.9	$15.3	$(5.7)	$(11.5)	$1.1

Comprehensive income attributable to Koppers	$(9.2)	$(8.3)	$3.5	$(14.7)	$19.5	$(9.2)

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.3	$48.5	$470.0	$(42.3)	$1,136.5
Cost of sales including depreciation and amortization	0.0	580.6	34.3	419.3	(42.4)	991.8
Selling, general and administrative	1.5	29.7	0.7	20.3	0.0	52.2

Operating profit (loss)	(1.5)	50.0	13.5	30.4	0.1	92.5
Other income (expense)	0.0	1.3	3.1	1.5	(3.1)	2.8
Equity income of subsidiaries	45.4	35.7	18.3	0.0	(99.4)	0.0
Interest expense (income)	0.0	20.3	0.0	3.0	(3.1)	20.2
Income taxes	(0.6)	21.3	0.2	8.4	0.0	29.3

Income from continuing operations	44.5	45.4	34.7	20.5	(99.3)	45.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.2	0.0	1.2

Net income attributable to Koppers	$44.5	$45.4	$34.7	$19.2	$(99.3)	$44.5

Comprehensive income attributable to Koppers	$40.8	$41.6	$27.7	$(0.4)	$(68.9)	$40.8

Condensed Consolidating Balance Sheet

September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.2	$1.8	$73.1	$0.0	$75.1
Receivables, net	0.0	91.3	35.8	108.8	0.0	235.9
Affiliated receivables	0.1	4.1	8.3	10.4	(22.9)	0.0
Inventories, net	0.0	87.8	31.5	108.8	(0.4)	227.7
Deferred tax assets	0.0	7.9	10.9	1.4	0.0	20.2
Other current assets	0.0	5.5	1.5	42.1	0.0	49.1

Total current assets	0.1	196.8	89.8	344.6	(23.3)	608.0
Equity investments	153.3	832.1	247.9	3.8	(1,231.4)	5.7
Property, plant and equipment, net	0.0	111.9	51.9	123.0	0.0	286.8
Goodwill	0.0	39.8	162.7	35.5	0.0	238.0
Intangible assets, net	0.0	2.4	162.7	15.0	0.0	180.1
Deferred tax assets	0.0	0.5	1.1	8.7	0.0	10.3
Affiliated loan receivables	0.0	32.6	155.9	41.5	(230.0)	0.0
Other noncurrent assets	0.0	19.4	3.7	1.9	0.0	25.0

Total assets	$153.4	$1,235.5	$875.7	$574.0	$(1,484.7)	$1,353.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$52.2	$8.3	$61.8	$0.0	$122.4
Affiliated payables	0.0	14.0	6.3	8.4	(28.7)	0.0
Accrued liabilities	4.7	33.8	19.9	49.3	0.0	107.7
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	0.0	0.0	30.0

Total current liabilities	4.8	130.0	34.5	119.5	(28.7)	260.1
Long-term debt	0.0	781.8	0.0	55.7	0.0	837.5
Affiliated debt	0.0	121.0	32.6	76.4	(230.0)	0.0
Other long-term liabilities	0.0	55.2	10.8	25.3	0.0	91.3

Total liabilities	4.8	1,088.0	77.9	276.9	(258.7)	1,188.9
Koppers shareholders’ equity	148.6	147.5	797.8	280.7	(1,226.0)	148.6
Noncontrolling interests	0.0	0.0	0.0	16.4	0.0	16.4

Total liabilities and equity	$153.4	$1,235.5	$875.7	$574.0	$(1,484.7)	$1,353.9

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	82.0	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	2.3	(7.5)	0.0
Inventories, net	0.0	86.1	0.0	82.9	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	37.3	0.0	45.2

Total current assets	0.2	207.9	15.4	257.3	(7.7)	473.1
Equity investments	174.7	333.5	182.9	4.6	(689.1)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	84.8	0.0	197.0
Goodwill	0.0	39.8	0.0	32.9	0.0	72.7
Intangible assets, net	0.0	3.3	0.0	8.9	0.0	12.2
Deferred tax assets	0.0	2.4	(1.4)	8.3	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	40.9	(173.2)	0.0
Other noncurrent assets	0.0	11.7	0.0	2.3	0.0	14.0

Total assets	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$52.6	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	8.6	(14.5)	0.0
Accrued liabilities	5.1	27.8	0.5	54.1	0.0	87.5

Total current liabilities	5.1	78.0	11.2	115.3	(14.5)	195.1
Long-term debt	0.0	296.5	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	26.8	0.0	96.9

Total liabilities	5.1	551.6	22.2	203.9	(187.7)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	216.1	(682.3)	169.8
Noncontrolling interests	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$16.5	$(0.9)	$26.4	$(4.5)	$(26.7)	$10.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(508.0)	(15.1)	(47.2)	14.8	(555.5)
(Loans to) repayments from affiliates	0.0	(24.4)	(33.9)	(0.5)	58.8	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.1

Net cash provided by (used in) investing activities	0.0	(532.3)	(49.0)	(47.7)	73.6	(555.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	514.9	0.0	48.9	0.0	563.8
Borrowings (repayments) of affiliated debt	0.0	17.5	24.3	17.0	(58.8)	0.0
Deferred financing costs	0.0	(11.1)	0.0	0.0	0.0	(11.1)
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(15.2)	(17.8)	0.0	(8.9)	26.7	(15.2)
Stock issued (repurchased)	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)

Net cash provided by (used in) financing activities	(16.5)	503.5	24.3	73.2	(46.9)	537.6
Effect of exchange rates on cash	0.0	0.0	0.0	(0.1)	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(29.7)	1.7	20.9	0.0	(7.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.2	$1.8	$73.1	$0.0	$75.1

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$32.6	$43.7	$2.5	$23.1	$(36.3)	$65.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(13.3)	0.0	(16.1)	0.0	(29.4)
(Loans to) repayments from affiliates	0.0	(3.0)	(5.5)	(3.2)	11.7	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.4	0.0	1.0	0.0	2.4

Net cash provided by (used in) investing activities	0.0	(14.9)	(5.5)	(18.3)	11.7	(27.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of affiliated debt	0.0	8.7	3.0	0.0	(11.7)	0.0
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(15.3)	(33.2)	0.0	(3.1)	36.3	(15.3)
Stock issued (repurchased)	(17.3)	0.0	0.0	0.0	0.0	(17.3)

Net cash provided by (used in) financing activities	(32.6)	(25.7)	3.0	(0.8)	24.6	(31.5)
Effect of exchange rates on cash	0.0	0.1	0.0	(1.5)	0.0	(1.4)

Net increase (decrease) in cash and cash equivalents	0.0	3.2	0.0	2.5	0.0	5.7
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$8.0	$0.0	$64.4	$0.0	$72.4

20. Subsidiary Guarantor Information for Shelf Registration

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

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $500.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $75 million as of September 30, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $17.8 million and $33.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Separate condensed consolidating financial statement information for the parent, Koppers Inc., domestic guarantor subsidiaries, foreign guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows. The condensed consolidating statement of comprehensive income for the three and nine months ended September 30, 2013 has been restated to revise the presentation of net income and related investments in subsidiaries under the equity method of accounting. This restatement changed the previously reported amounts for equity income, other income, interest expense, net income attributable to Koppers, comprehensive income attributable to Koppers and other related subtotals in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Consolidated totals.

The condensed consolidating statement of cash flows for the nine months ended September 30, 2013 has been restated to revise the presentation of intercompany dividends and intercompany lending agreements. This restatement changed the previously reported amounts for cash provided by or used in operating activities, investing activities and financing activities in the following columns: Koppers Inc., Domestic Guarantor Subsidiaries, Foreign Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Consolidating Adjustments. There was no change to amounts previously reported for the Parent or Consolidated columns except for rounding differences. There was no impact on the net increase or decrease in cash for any column.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$220.5	$17.1	$103.0	$121.7	$(22.2)	$440.1
Cost of sales including depreciation and amortization	0.0	194.8	13.6	91.0	113.4	(22.0)	390.8
Selling, general and administrative	0.3	16.8	0.2	5.2	9.5	0.0	32.0

Operating profit (loss)	(0.3)	8.9	3.3	6.8	(1.2)	(0.2)	17.3
Other income (expense)	0.0	0.0	1.2	0.0	(0.3)	(1.1)	(0.2)
Equity income of subsidiaries	(2.6)	6.5	(0.4)	(4.1)	(0.1)	0.7	0.0
Interest expense (income)	0.0	11.4	0.0	1.0	0.6	(1.1)	11.9
Income taxes	(0.2)	6.6	0.2	2.5	0.4	0.0	9.5

Income from continuing operations	(2.7)	(2.6)	3.9	(0.8)	(2.6)	0.5	(4.3)
Discontinued operations	0.0	0.0	0.0	0.0	0.1	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	0.0	(1.5)	0.0	(1.5)

Net income attributable to Koppers	$(2.7)	$(2.6)	$3.9	$(0.8)	$(1.0)	$0.5	$(2.7)

Comprehensive income attributable to Koppers	$(18.6)	$(18.4)	$(12.4)	$(10.4)	$(5.9)	$47.1	$(18.6)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$230.1	$11.9	$120.8	$43.3	$(10.9)	$395.2
Cost of sales including depreciation and amortization	0.0	197.5	7.2	103.7	40.4	(11.0)	337.8
Selling, general and administrative	0.5	10.8	0.1	5.5	1.4	0.0	18.3

Operating profit (loss)	(0.5)	21.8	4.6	11.6	1.5	0.1	39.1
Other income (expense)	0.0	0.4	1.0	0.7	0.1	(0.9)	1.3
Equity income of subsidiaries	19.4	14.2	8.2	0.4	0.1	(42.3)	0.0
Interest expense (income)	0.0	6.8	0.0	0.7	0.0	(0.8)	6.7
Income taxes	(0.2)	10.2	0.0	3.8	0.3	0.0	14.1

Income from continuing operations	19.1	19.4	13.8	8.2	1.4	(42.3)	19.6
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net income attributable to Koppers	$19.1	$19.4	$13.8	$8.1	$1.0	$(42.3)	$19.1

Comprehensive income attributable to Koppers	$25.8	$26.0	$14.5	$13.7	$2.9	$(57.1)	$25.8

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$600.5	$35.0	$321.1	$215.3	$(43.6)	$1,128.3
Cost of sales including depreciation and amortization	0.0	539.7	22.8	291.7	211.3	(43.6)	1,021.9
Selling, general and administrative	1.3	44.6	0.8	16.4	12.2	0.0	75.3

Operating profit (loss)	(1.3)	16.2	11.4	13.0	(8.2)	0.0	31.1
Other income (expense)	0.0	0.1	3.0	0.1	(0.3)	(3.2)	(0.3)
Equity income of subsidiaries	1.9	16.1	(7.4)	(9.2)	0.0	(1.4)	0.0
Interest expense (income)	0.0	24.7	0.0	2.4	1.4	(3.2)	25.3
Income taxes	(0.5)	5.8	(5.7)	8.9	0.6	0.0	9.1

Income from continuing operations	1.1	1.9	12.7	(7.4)	(10.5)	(1.4)	(3.6)
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	0.0	(4.7)	0.0	(4.7)

Net income attributable to Koppers	$1.1	$1.9	$12.7	$(7.4)	$(5.8)	$(1.4)	$1.1

Comprehensive income attributable to Koppers	$(9.2)	$(8.3)	$1.1	$(14.4)	$(6.5)	$28.1	$(9.2)

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.3	$48.5	$348.7	$123.8	$(44.8)	$1,136.5
Cost of sales including depreciation and amortization	0.0	580.6	34.3	305.8	116.0	(44.9)	991.8
Selling, general and administrative	1.5	29.7	0.7	16.8	3.5	0.0	52.2

Operating profit (loss)	(1.5)	50.0	13.5	26.1	4.3	0.1	92.5
Other income (expense)	0.0	1.3	3.1	0.8	0.7	(3.1)	2.8
Equity income of subsidiaries	45.4	35.7	18.3	1.4	0.1	(100.9)	0.0
Interest expense (income)	0.0	20.3	0.0	2.5	0.5	(3.1)	20.2
Income taxes	(0.6)	21.3	0.2	7.4	1.0	0.0	29.3

Income from continuing operations	44.5	45.4	34.7	18.4	3.6	(100.8)	45.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.0	1.2	0.0	1.2

Net income attributable to Koppers	$44.5	$45.4	$34.7	$18.3	$2.4	$(100.8)	$44.5

Comprehensive income attributable to Koppers	$40.8	$41.6	$22.8	$15.8	$2.9	$(83.1)	$40.8

Condensed Consolidating Balance Sheet

September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.2	$0.1	$31.9	$42.9	$0.0	$75.1
Receivables, net	0.0	91.3	10.7	43.1	90.8	0.0	235.9
Affiliated Receivables	0.1	4.1	(2.8)	6.4	12.9	(20.7)	0.0
Inventories, net	0.0	87.8	0.0	66.9	73.2	(0.2)	227.7
Deferred tax assets	0.0	7.9	3.9	0.0	8.4	0.0	20.2
Other current assets	0.0	5.5	0.4	12.7	30.5	0.0	49.1

Total current assets	0.1	196.8	12.3	161.0	258.7	(20.9)	608.0
Equity investments	153.3	832.1	175.5	44.9	3.8	(1,203.9)	5.7
Property, plant and equipment, net	0.0	111.9	0.9	40.0	134.0	0.0	286.8
Goodwill	0.0	39.8	0.0	30.7	167.5	0.0	238.0
Intangible assets, net	0.0	2.4	0.0	8.3	169.4	0.0	180.1
Deferred tax assets	0.0	0.5	2.3	5.1	2.4	0.0	10.3
Affiliated loan receivables	0.0	32.6	155.9	0.1	41.4	(230.0)	0.0
Other noncurrent assets	0.0	19.4	0.0	0.8	4.7	0.1	25.0

Total assets	$153.4	$1,235.5	$346.9	$290.9	$781.9	$(1,454.7)	$1,353.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$52.2	$0.0	$28.0	$42.1	$0.0	$122.4
Affiliated payables	0.0	14.0	6.3	2.5	3.7	(26.5)	0.0
Accrued liabilities	4.7	33.8	0.4	29.0	39.8	0.0	107.7
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	0.0	0.0	0.0	30.0

Total current liabilities	4.8	130.0	6.7	59.5	85.6	(26.5)	260.1
Long-term debt	0.0	781.8	0.0	0.0	55.7	0.0	837.5
Affiliated debt	0.0	121.0	32.6	54.7	21.7	(230.0)	0.0
Other long-term liabilities	0.0	55.2	2.5	17.7	15.8	0.1	91.3

Total liabilities	4.8	1,088.0	41.8	131.9	178.8	(256.4)	1,188.9
Koppers shareholders’ equity	148.6	147.5	305.1	159.0	586.7	(1,198.3)	148.6
Noncontrolling interests	0.0	0.0	0.0	0.0	16.4	0.0	16.4

Total liabilities and equity	$153.4	$1,235.5	$346.9	$290.9	$781.9	$(1,454.7)	$1,353.9

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$43.5	$8.7	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	55.5	26.5	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	0.8	1.6	(7.6)	0.0
Inventories, net	0.0	86.1	0.0	75.2	7.7	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.0	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	17.5	19.8	0.0	45.2

Total current assets	0.2	207.9	15.4	192.5	64.9	(7.8)	473.1
Equity investments	174.7	333.5	182.9	50.5	4.5	(739.5)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	38.1	46.7	0.0	197.0
Goodwill	0.0	39.8	0.0	31.5	1.4	0.0	72.7
Intangible assets, net	0.0	3.3	0.0	8.9	0.0	0.0	12.2
Deferred tax assets	0.0	2.4	(1.4)	5.5	2.8	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	0.1	40.8	(173.2)	0.0
Other noncurrent assets	0.0	11.7	0.0	1.0	1.3	0.0	14.0

Total assets	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$40.6	$12.0	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	0.4	8.4	(14.7)	0.0
Accrued liabilities	5.1	27.8	0.5	31.4	22.7	0.0	87.5

Total current liabilities	5.1	78.0	11.2	72.4	43.1	(14.7)	195.1
Long-term debt	0.0	296.5	0.0	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	0.0	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	19.6	7.2	0.0	96.9

Total liabilities	5.1	551.6	22.2	147.2	56.9	(187.9)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	180.9	85.5	(732.6)	169.8
Noncontrolling interests	0.0	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$328.1	$162.4	$(920.5)	$784.9

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$16.5	$(0.9)	$19.1	$11.4	$(8.6)	$(26.7)	$10.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(508.0)	(15.7)	(14.1)	(36.6)	18.9	(555.5)
(Loans to) repayments from affiliates	0.0	(24.4)	(27.7)	0.0	(6.7)	58.8	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.0	0.1

Net cash provided by (used in) investing activities	0.0	(532.3)	(43.4)	(14.1)	(43.3)	77.7	(555.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	514.9	0.0	0.0	48.9	0.0	563.8
Borrowings (repayments) of affiliated debt	0.0	17.5	24.3	0.0	17.0	(58.8)	0.0
Deferred financing costs	0.0	(11.1)	0.0	0.0	0.0	0.0	(11.1)
Other financing activities	0.0	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(15.2)	(17.8)	0.0	(8.9)	0.0	26.7	(15.2)
Stock issued (repurchased)	(1.3)	0.0	0.0	0.0	18.9	(18.9)	(1.3)

Net cash provided by (used in) financing activities	(16.5)	503.5	24.3	(8.9)	86.2	(51.0)	537.6
Effect of exchange rates on cash	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)

Net increase (decrease) in cash and cash equivalents	0.0	(29.7)	0.0	(11.6)	34.2	0.0	(7.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	43.5	8.7	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.2	$0.1	$31.9	$42.9	$0.0	$75.1

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$32.6	$43.7	$2.5	$25.8	$(2.7)	$(36.3)	$65.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(13.3)	0.0	(14.3)	(9.5)	7.7	(29.4)
(Loans to) repayments from affiliates	0.0	(3.0)	(5.5)	0.0	(3.2)	11.7	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.4	0.0	1.0	0.0	0.0	2.4

Net cash provided by (used in) investing activities	0.0	(14.9)	(5.5)	(13.3)	(12.7)	19.4	(27.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of affiliated debt	0.0	8.7	3.0	0.0	0.0	(11.7)	0.0
Deferred financing costs	0.0	(1.2)	0.0	0.0	0.0	0.0	(1.2)
Other financing activities	0.0	0.0	0.0	0.0	2.3	0.0	2.3
Dividends paid	(15.3)	(33.2)	0.0	(3.1)	0.0	36.3	(15.3)
Stock issued (repurchased)	(17.3)	0.0	0.0	0.0	7.7	(7.7)	(17.3)

Net cash provided by (used in) financing activities	(32.6)	(25.7)	3.0	(3.1)	10.0	16.9	(31.5)
Effect of exchange rates on cash	0.0	0.1	0.0	(1.8)	0.3	0.0	(1.4)

Net increase (decrease) in cash and cash equivalents	0.0	3.2	0.0	7.6	(5.1)	0.0	5.7
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	40.7	21.2	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$8.0	$0.0	$48.3	$16.1	$0.0	$72.4

21. Related Party Transactions

As of September 30, 2014, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2014 and is expected to be extended for an additional one-year term.

22. New Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, Koppers’ ability to successfully integrate the wood preservatives business and/or the railroad services business of Osmose; integration of the Osmose businesses may take longer to accomplish than expected; the expected cost savings and any synergies from the Osmose acquisition may not be fully realized within the expected timeframes; disruption from the Osmose acquisition may make it more difficult to maintain relationships with clients, associates or suppliers; general economic and business conditions; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; potential difficulties in protecting intellectual property; fluctuations in price, quality and availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a leading integrated global provider of carbon compounds, chemicals and treated wood products and services. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete, steel, residential lumber and agricultural industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, Australasia, China and Europe.

We operate three principal businesses: Carbon Materials and Chemicals (“CMC”), Railroad and Utility Products and Services (“RUPS”) and Performance Chemicals (“PC”). In connection with our acquisition of the wood preservation and railroad services businesses of Osmose Holdings, Inc. (“Osmose”) on August 15, 2014, we established our new PC segment, which is comprised of the majority of the wood preservation business that was acquired from Osmose and includes results for that business from the acquisition date. The railroad services business that we acquired from Osmose now falls under our pre-existing Railroad and Utility Products and Services segment. Our Carbon Materials and Chemicals business segment is unchanged.

Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in North America and Australia. We also provide rail joint bar products as well as various services to the railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in pressure treating lumber for residential, industrial, and agricultural applications.

On August 15, 2014, we completed the acquisition of the wood preservation and railroad services businesses (the “Acquired Businesses”) of Osmose Holdings, Inc. (“Osmose”). The majority of the wood preservation business is now known as Performance Chemicals. We believe that Performance Chemicals is the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies. The business has operations and sales in North America, South America, Europe and Australasia, and accounted for approximately $350 million of the revenue for the Acquired Businesses in 2013. This business serves a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture. The wood preservation business includes approximately $16 million of revenue related to a wood treating facility located in Houston, Texas that will be part of our RUPS segment prospectively.

The railroad services business is now known as Railroad Structures. We believe that Railroad Structures is a leading provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. The business accounted for approximately $40 million of the revenue for the Acquired Businesses in 2013.

The aggregate cash purchase price for the Acquired Businesses was $494.1 million. The acquired assets include $27.2 million of cash in foreign countries as well as the value of an anticipated Section 338(h)(10) tax election that is expected to provide cash tax savings of approximately $7 million annually over the next 15 years. Revenues for the Acquired Businesses in 2013 were approximately $390 million. The estimated synergies from the acquisition, which include cost reductions and revenue increases, are expected to be at least $12 million annually, and we anticipate this annual run rate will be realizable by the end of 2015.

In January 2014, we announced the acquisition of a crosstie treating plant in Ashcroft, British Columbia, Canada from Tolko Industries, Inc. for a purchase price of $29.8 million. The facility, which is estimated to provide approximately $30 million in annual revenue, gives Koppers an operating presence in the Canadian railroad market.

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

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, Tangshan Iron and Steel Group Co., Ltd (“TISCO”), in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One of TISCO’s two coke batteries shut down in March 2014 and we had previously been informed that the other coke battery adjacent to KCCC was scheduled to be shut down by the end of 2014. The date of the estimated shutdown is not firm, and we have recently been informed by TISCO that the shutdown of their remaining operating coke battery adjacent to KCCC may not occur for twelve to eighteen months. Our 60 percent-owned subsidiary, KCCC, is located adjacent to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and we have determined that KCCC is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. We are continuing to evaluate our options, which include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies.

The closure or relocation of KCCC’s coal tar distillation facility could have a material adverse effect on our business, financial condition, cash flow and results of operations. For the year ended December 31, 2013, KCCC contributed operating profit of approximately $3.3 million after deducting profit attributable to non-controlling interests. As of September 30, 2014, after recording non-cash impairment and accelerated depreciation charges of $4.0 million in the fourth quarter of 2013 and $6.6 million in the nine months ended September 30, 2014, substantially all of the net book value of fixed assets subject to impairment has been depreciated.

We believe we will be able to continue fulfilling current domestic Chinese customers’ demands and our export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”), which commenced production activities in August 2014, TKK, our 30 percent owned Chinese subsidiary, and other commercial relationships in China. However, our margin on export sales may be negatively affected as a result of these actions.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production, and increases in scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar by-product have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

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

Our businesses and results of operations were also negatively affected in 2012, 2013, and 2014 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the foreseeable future. Additionally, during 2013 and 2014 our profitability in North America has been negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there.

As a result of the items noted above, we have either curtailed or begun the closure of operations at several of our global CMC facilities including Follansbee, West Virginia, Uithoorn, the Netherlands, and Portland, Oregon in an effort to reduce costs and improve profitability. The reduction in operating capacity resulted in charges to pre-tax earnings of $9.6 million for the year ended December 31, 2013 and $21.1 million in the nine months ended September 30, 2014 and are estimated to result in cost savings of $9 million in 2015.

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

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition has resulted in higher prices and reduced availability for crossties that has resulted in reduced crossties sales volumes for us in 2014. However, crosstie availability improved in the third quarter of 2014 both sequentially and year over year and this improvement is expected to continue into 2015 as the industry continues to expand capacity.

The primary end-market for the wood treating chemicals sold by our PC business is the residential lumber market, which is influenced by existing home sales and consumer spending on remodeling projects. As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins.

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

Results of Operations – Comparison of Three Months Ended September 30, 2014 and 2013

Consolidated Results

Net sales for the three months ended September 30, 2014 and 2013 are summarized by segment in the following table:

	Three Months Ended September 30,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals (CMC)	$226.6	$241.6	-6%
Railroad and Utility Products and Services (RUPS)	167.4	153.6	+9%
Performance Chemicals (PC)	46.1	0.0	N/A
	$440.1	$395.2	+11%

CMC net sales decreased by $15.0 million or six percent compared to the prior year period due to lower sales volumes and prices for carbon pitch and phthalic anhydride, which were partially offset by incremental sales of $11.2 million from the KJCC joint venture which began production in July 2014 and higher sales volumes for carbon black feedstock.

Lower sales volumes and prices for carbon pitch, driven by lower aluminum production in the United States and a difficult global pricing environment, reduced sales by five percent compared to the prior year quarter. The reduction in sales was net of an increase in carbon pitch sales from the KJCC joint venture in China which increased sales by one percent.

Higher distillate sales volumes more than offset lower sales prices which increased sales by one percent, with the higher sales volumes driven by sales from Chinese operations.

Sales of coal tar chemicals decreased by one percent of sales due to lower sales volumes and prices for phthalic anhydride compared to the prior year quarter, with the lower sales volumes due mainly to a planned maintenance outage.

RUPS net sales increased by $13.8 million or nine percent compared to the prior year period. The sales increase was due primarily to incremental sales from the Ashcroft and Osmose acquisitions totaling $18.3 million for the third quarter of 2014, which more than offset lower sales volumes for crosstie treating services and utility poles.

PC net sales amounted to $46.1 million as a result of the Osmose acquisition which closed on August 15, 2014. The primary product for PC is a patented wood treating chemical composed of micronized copper quarternary and micronized copper azole (“MicroPro”) that is used primarily in residential applications such as decking and fencing.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended September 30, 2014 compared to 84 percent for the quarter ended September 30, 2013 due mainly to product pricing declining at a greater rate than raw material costs.

Depreciation and amortization for the quarter ended September 30, 2014 was $4.0 million higher when compared to the prior year period due mainly to incremental depreciation and amortization from the Osmose and Ashcroft acquisitions combined with $0.9 million of accelerated depreciation related to the pending closures of our Uithoorn and KCCC facilities.

Impairment and restructuring charges for the quarter ended September 30, 2014 amounted to $2.6 million and are comprised of costs related to the pending closure of the Uithoorn facility in the Netherlands.

Selling, general and administrative expenses for the quarter ended September 30, 2014 were $13.7 million higher when compared to the prior year period due mainly to incremental overhead costs from the Osmose acquisition that included normal overhead as well as integration and transaction closing costs.

Other income for the quarter ended September 30, 2014 was a loss of $0.2 million compared to income of $1.3 million in the prior year period due mainly to lower earnings from equity investments and a $0.7 million gain on sale of assets in the prior year period related to the sale of our wood treating facility in Hume, Australia.

Interest expense for the quarter ended September 30, 2014 increased by $5.2 million from the prior year period due to higher debt levels as a result of the financing for the Osmose transaction combined with $1.9 million related to the write-off of deferred financing costs as part of the refinancing of our revolving credit facility.

Income taxes for the quarter ended September 30, 2014 were $4.6 million lower when compared to the prior year period due to a significant reduction in pre-tax income partially offset by an increased effective tax rate and the unfavorable impact of a lower amount of discrete tax benefits. The increase in the effective tax rate on pretax ordinary income and before discrete items to 94.2 percent compared to 46.4 percent in the prior year quarter is primarily attributed to the non-deductibility of certain expenses related to the pending closure of the Uithoorn facility and the impairment of KCCC’s coal tar distillation facility and to the inability to record a tax benefit on pre-tax losses of certain foreign subsidiaries. Discrete items included in income taxes for the three months ended September 30, 2014 consisted of a net tax benefit of $0.3 million primarily due to changes in unrecognized tax benefits. Discrete items included in income taxes for the three months ended September 30, 2013 consisted of a net tax benefit of $1.6 million primarily due to tax benefits on amended tax returns for prior years and changes in unrecognized tax benefits offset by the effect of a United Kingdom corporate tax rate reduction.

Segment Results

Segment operating profit for the three months ended September 30, 2014 and 2013 is summarized by segment in the following table:

	Three Months Ended September 30,		% Change
	2014	2013
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$5.2	$21.8	-76%
Railroad and Utility Products and Services	17.4	17.8	-2%
Performance Chemicals	1.3	0.0	N/A
Corporate	(6.6)	(0.5)	-1,220%
	$17.3	$39.1	-56%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	2.3%	9.0%	-6.7%
Railroad and Utility Products and Services	10.4%	11.6%	-1.2%
Performance Chemicals	2.8%	N/A	N/A
	3.9%	9.9%	-6.0%

CMC operating profit decreased by $16.6 million or 76 percent over the prior year period. Operating profit as a percentage of net sales for CMC amounted to 2.3 percent compared to 9.0 percent in the prior year quarter. Operating profit for the three months ended September 30, 2014 was negatively affected by impairment and plant closure charges related to the Uithoorn facility in The Netherlands, the KCCC facility in China, and North American operations. Additionally, operating profit was negatively impacted by lower sales prices for carbon pitch, phthalic anhydride, and carbon black feedstock.

RUPS operating profit decreased by $0.4 million or two percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 10.4 percent from 11.6 percent in the prior year quarter. Operating profit for the three months ended September 30, 2014 was negatively impacted by lower sales volumes for crosstie treating services and utility poles. Partially offsetting the impact from the lower sales volumes were the incremental profits added by the Osmose and Ashcroft acquisitions.

PC operating profit for the period since the acquisition amounted to $1.3 million and was negatively impacted by $2.7 million of amortization costs related to the write-up of inventory values as part of the purchase price allocation.

Corporate unallocated charges totaling $6.6 million for the quarter ended September 30, 2014 consisted primarily of transaction and integration costs related to the Osmose acquisition.

Results of Operations – Comparison of Nine Months Ended September 30, 2014 and 2013

Consolidated Results

Net sales for the nine months ended September 30, 2014 and 2013 are summarized by segment in the following table:

	Nine Months Ended September 30,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals	$637.8	$692.4	-8%
Railroad and Utility Products and Services	444.4	444.1	0%
Performance Chemicals	46.1	0.0	N/A
	$1,128.3	$1,136.5	-1%

CMC net sales decreased by $54.6 million or eight percent compared to the prior year period due mainly to lower sales volumes and prices for carbon pitch and phthalic anhydride, which more than offset $11.2 million in incremental sales from the KJCC joint venture in China which began operations in July 2014.

Lower sales volumes and prices for carbon pitch, driven by a difficult global pricing environment and reduced aluminum production in the United States, reduced sales by six percent for the nine months ended September 30, 2014 compared to the prior year period.

Sales of distillates resulted in a reduction in sales of one percent for the nine months ended September 30, 2014 compared to the same period in 2013 as lower sales prices more than offset higher sales volumes for carbon black feedstock.

Sales of coal tar chemicals were flat as higher sales volumes and prices for naphthalene were more than offset by lower sales prices for phthalic anhydride driven by lower prices for orthoxylene.

RUPS net sales increased by $0.3 million compared to the prior year period as incremental sales totaling $31.7 million from the Ashcroft and Osmose acquisitions more than offset lower sales volume for crossties. The reduced sales volumes for crossties resulted from reduced hardwood lumber availability due to increased demand for the lumber from competing markets.

PC net sales amounted to $46.1 million as a result of the Osmose acquisition which closed on August 15, 2014. The primary product for PC is a patented wood treating chemical known as MicroPro that is used primarily in residential applications such as decking and fencing.

Cost of sales as a percentage of net sales was 86 percent for the nine months ended September 30, 2014 compared to 85 percent for the nine months ended September 30, 2013 mainly as a result of product pricing declining at a greater rate than raw material costs.

Depreciation and amortization for the nine months ended September 30, 2014 was $8.0 million higher when compared to the prior year period due mainly to $4.4 million of accelerated depreciation related to the pending closures of the Uithoorn and KCCC facilities combined with incremental depreciation and amortization costs for the Osmose and Ashcroft acquisitions.

Impairment and restructuring charges for the nine months ended September 30, 2014 amounted to $18.1 million and are comprised of costs related to the pending closures of the Uithoorn and KCCC facilities.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $23.1 million higher when compared to the prior year period due mainly to incremental overhead costs from the Osmose acquisition which includes ongoing overhead costs as well as due diligence, closing, and integration costs, operations improvement projects, and plant startup costs.

Other income for the nine months ended September 30, 2014 was a loss of $0.3 million compared to income of $2.8 million in the prior year due mainly to lower earnings from equity investments and a $0.7 million gain on the sale of the Hume, Australia facility in the prior year.

Interest expense for the nine months ended September 30, 2014 was $25.3 million compared to $20.2 million in the prior year period due to higher debt levels as a result of the financing for the Osmose transaction combined with $1.9 million related to the write-off of deferred financing costs as part of the refinancing of our revolving credit facility.

Income taxes for the nine months ended September 30, 2014 were $20.2 million lower when compared to the prior year period due to a significant reduction in pre-tax income and the favorable impact of a higher amount of discrete tax benefits partially offset by an increased effective tax rate. The increase in the effective tax rate on pretax ordinary income and before discrete items to 80.9 percent compared to 43.0 percent in the prior year quarter is primarily attributed to the non-deductibility of certain expenses related to the pending closure of the Uithoorn facility and the impairment of KCCC’s coal tar distillation facility and to the inability to record a tax benefit on pre-tax losses of certain foreign subsidiaries. Discrete items included in income taxes for the nine months ended September 30, 2014 were a net tax benefit of $6.0 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested. Discrete items included in income taxes for the nine months ended September 30, 2013 consisted of a net tax benefit of $3.0 million primarily due to tax benefits on amended tax returns for prior years, changes in unrecognized tax benefits, and the fact that the Company is no longer subject to potential income tax examinations for certain years.

Segment Results

Segment operating profit for the nine months ended September 30, 2014 and 2013 is summarized by segment in the following table:

	Nine Months Ended September 30,		% Change
	2014	2013
(Dollars in millions)
Operating profit:
Carbon Materials and Chemicals	$0.2	$47.4	-100%
Railroad and Utility Products and Services	41.3	46.6	-11%
Performance Chemicals	1.3	0.0	N/A
Corporate	(11.7)	(1.5)	-680%
	$31.1	$92.5	-66%
Operating profit as a percentage of net sales:
Carbon Materials and Chemicals	0.0%	6.8%	-6.8%
Railroad and Utility Products and Services	9.3%	10.5%	-1.2%
Performance Chemicals	2.8%	N/A	N/A
	2.8%	8.1%	-5.3%

CMC operating profit decreased by $47.2 million over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 0 percent compared to operating profit of 6.8 percent in the prior year period. Operating profit for the nine months ended September 30, 2014 was negatively affected by $28.6 million of pre-tax impairment and plant closure charges related to the Uithoorn facility in The Netherlands, and the KCCC facility in China. Additionally, operating profit was negatively impacted by lower sales prices for pitch, carbon black feedstock and phthalic anhydride.

RUPS operating profit decreased by $5.3 million or eleven percent compared to the prior year period, and operating profit as a percentage of net sales for RUPS decreased to 9.3 percent from 10.5 percent in the prior year period. Operating profit for the nine months ended September 30, 2014 was negatively impacted by lower sales volumes for crossties due to difficulties in obtaining adequate raw material supplies as a result of competition for hardwood lumber combined with $2.8 million of consulting costs related to operational improvements. Partially offsetting the impact from lower crosstie sales volumes and higher consulting costs were the additional profits added from the Ashcroft and Osmose acquisitions.

PC operating profit for the period since the acquisition amounted to $1.3 million and was negatively impacted by $2.7 million of amortization costs related to the write-up of inventory values as part of the purchase price allocation.

Corporate unallocated charges totaling $11.7 million for the quarter ended September 30, 2014 consisted primarily of transaction and integration costs related to the Osmose acquisition.

Cash Flow

Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2014 as compared to net cash provided by operating activities of $65.6 million for the nine months ended September 30, 2013. The net decrease of $54.8 million in cash from operations was due primarily to lower net income combined with higher working capital usage compared to the prior year period principally as a result of a smaller decrease in inventories compared to the prior year period.

Net cash used in investing activities was $555.4 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $27.0 million for the nine months ended September 30, 2013. The increase in net cash used by investing activities of $528.4 million is due to the acquisitions of Osmose and Ashcroft in 2014 for a total of $496.5 million, net of cash acquired, and $33.9 million of capital expenditures related to the KJCC facility in China.

Net cash provided by financing activities was $537.6 million for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $31.5 million for the nine months ended September 30, 2013. The difference is due mainly to net borrowings of $563.8 million in the first nine months of 2014 to finance the Osmose and Ashcroft acquisitions and construction costs at the KJCC facility in China.

Dividends paid were $15.2 million for the nine months ended September 30, 2014 compared to $15.3 million in the prior year period due to share repurchases that occurred in the third quarter of 2013. On November 5, 2014, our board of directors declared a quarterly dividend of 25 cents per common share, payable on January 5, 2015 to shareholders of record as of November 17, 2014.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2014 the basket totaled $217.1 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.”

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $500.0 million at variable rates. On August 15, 2014, the revolving credit facility was increased from $350.0 million. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of September 30, 2014, the Company had $233.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2014, $52.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2014 (dollars in millions):

Cash and cash equivalents(1)	$75.1
Amount available under revolving credit facility	233.0
Amount available under other credit facilities	0.8

Total estimated liquidity	$308.9

(1)	Cash includes approximately $67 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $11 million.

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

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of our new coal tar distillation facility in China, and mandatory and voluntary defined benefit plan funding. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2014, excluding acquisitions and the construction of a new coal tar facility in China, are expected to total approximately $41 million. In October 2012, a subsidiary of the Company signed an agreement to construct a coal tar distillation facility in China. Construction of the Company’s new coal tar distillation facility in China was completed in July 2014. The Company’s remaining expected capital spending for the majority-owned facility is approximately $5 million and will be financed by available cash and incremental financing from a third party bank and the shareholder of the non-controlling interest in that joint venture. We believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months, excluding the Osmose acquisition. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

The Osmose acquisition’s base purchase price of $460 million was financed by a new $500.0 million revolving credit facility that replaced the $350.0 million revolving credit facility. In addition, the Company entered into a five year amortizing term loan totaling $300 million. As of August 15, 2014, the existing $300.0 million principal value Senior Notes due 2019 remain in place and were ratably secured to be pari-passu with the new revolving credit facility and term loan.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2014 was 2.7.

¡

The maximum total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.0. The leverage ratio at September 30, 2014 was 4.4.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At September 30, 2014, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 22 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

The Company did not maintain effective controls over the accounting for its income tax provision for interim periods which is calculated by utilizing an estimated annual effective tax rate approach. Specifically, the Company’s interim controls related to timely identification of and accounting for the impact of changes in the Company’s full year ordinary income projections did not operate as designed. While the provision for income taxes for the period ended September 30, 2014 was not misstated as the full year ordinary income projection was adjusted for the impact of changes in the Company’s full year ordinary income projections, such adjustment did not occur timely. This control deficiency could result in future misstatements of the income tax provision for interim periods and disclosures that would result in a material misstatement of the consolidated condensed financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

(b) Planned Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we are implementing additional procedures and follow up as part of the interim quarterly close process to timely identify changes in underlying projections for the calculation of the income tax provision for interim periods utilizing the estimated annual effective tax rate approach. However, the material weakness will not be considered remediated until the applicable remedial procedures operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of the material weakness related to controls over the accounting for income taxes will be completed by the conclusion of our financial statement close process for the quarterly period ended March 31, 2015. This material weakness only impacts controls over the accounting for the income tax provision for interim periods. Because the income tax provision calculation for annual periods ended December 31 does not utilize projections of ordinary income, controls for annual periods ended December 31 are not affected by this material weakness. Accordingly, the remediation of this material weakness cannot be completed until the conclusion of the next quarterly period, which is the quarterly period ended March 31, 2015. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning income tax accounting will not be prevented or detected in a timely manner.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The disclosure in this item updates and supplements the risk factors set forth in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flows.

The U.S. and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last five years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $800.0 million senior secured credit facilities with a consortium of banks to provide us with liquidity to meet our working capital needs. At September 30, 2014, we had $233 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our credit agreement.

Intellectual property rights are important to our business. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business, particularly in our Performance Chemicals business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, or if patents issued to us expire, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, cash flow and financial condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful and the failure to do so could negatively impact our results of operations.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position, particularly in our Performance Chemicals business. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached or may not provide meaningful protection for our trade secrets or proprietary know-how, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, cash flow and financial condition.

Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.

Our products are sold primarily into markets which historically have been cyclical, such as the aluminum, specialty chemical and wood preservation markets.

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

The principal use of our wood preservation chemicals is in the manufacture of treated lumber, which is used mainly for residential applications, such as wood decking, and also industrial applications, such as the treating of railroad crossties and utility poles. Therefore, a decline in remodeling and construction could reduce demand for wood preservation chemicals for residential applications and a decline in the capital spending requirements for railroads and utility companies could reduce demand for wood preservation chemicals for industrial applications.

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

The primary raw material used by our Carbon Materials and Chemicals business is coal tar, a by-product of furnace coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers.

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

The availability and cost of softwood and hardwood lumber are critical elements in our production of pole products and railroad crossties, respectively, for our Railroad and Utility Products and Services business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our Performance Chemicals business. Our purchase price for scrap copper is based upon spot prices in the copper market, which are subject to sudden changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended September 30, 2014 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 6. EXHIBITS

2.4*	Amendment No. 1 to Stock Purchase Agreement, dated as of August 15, 2014, by and among Koppers Inc., Osmose Holdings, Inc., Osmose, Inc. and Osmose Railroad Services, Inc.

10.95*	Credit Agreement, dated as of August 15, 2014, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.96*	Supplemental Indenture, dated as of February 24, 2010, to the Indenture dated as of December 1, 2009 among Koppers Ventures LLC, Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association.

10.97*	Second Supplemental Indenture, dated as of August 15, 2014, to the Indenture dated as of December 1, 2009 among Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

10.98*	Key Employee Non-Competition Agreement, dated November 8, 2006, between Osmose Holdings, Inc. and Paul Goydan.

10.99*	Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, between Osmose Holdings, Inc. and Paul Goydan.

10.100*	Employment Letter Agreement, dated March 14, 2012, between Osmose, Inc. and Paul Goydan.

10.101*	Amendment to Employment Letter Agreement, dated June 25, 2014, by and among Osmose, Inc. and Paul Goydan.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 10, 2014	By:	/S/ MICHAEL J. ZUGAY

Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)