Form 10-K
period 2014-12-31
Koppers Holdings Inc.
filed 2015-03-02
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2014 was $765.3 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2015, 20,495,011 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.    2014 Annual Report

FORWARD-LOOKING INFORMATION

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in our communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

¡

Koppers may not be able to successfully integrate the wood preservatives business and/or the railroad services business of Osmose Holdings, Inc. or such integration may take longer to accomplish than expected;

¡	the expected cost savings and any synergies from the Osmose acquisition may not be fully realized within the expected timeframes;

¡	disruption from the Osmose acquisition may make it more difficult to maintain relationships with clients, associates, or suppliers;

¡	impact of changes in commodity prices, such as oil and copper, on product margins;

¡	general economic and business conditions;

¡	demand for Koppers goods and services;

¡	competitive conditions in the industries in which we operate;

¡	interest rate and foreign currency rate fluctuations;

¡	potential difficulties in protecting intellectual property;

¡	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

¡	our ability to operate within the limitations of our debt covenants;

¡	interest rate fluctuations and other changes in borrowing costs;

¡	other capital market conditions, including foreign currency rate fluctuations;

¡	availability of and fluctuations in the prices of key raw materials, including coal tar, timber and scrap copper;

¡	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;

¡	potential impairment of our goodwill and/or long-lived assets;

¡	parties who are obligated to indemnify us for legal and environmental liabilities fail to perform under their legal obligations;

¡	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

¡	the effects of competition, including locations of competitors and operating and market competition;

¡	unfavorable resolution of litigation against us;

¡	the other factors set forth under “Risk Factors”.

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

Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc. We are a leading integrated global provider of carbon compounds, chemicals and treated wood products and services. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber, concrete, steel, residential lumber and agriculture industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, China and Europe.

Acquisitions

Koppers Ashcroft—On January 20, 2014, we acquired the crosstie treating business and related manufacturing facility of Tolko Industries Ltd. located in Ashcroft, British Columbia, Canada. The purchase price was $29.8 million and was funded primarily by available cash. This business is now part of our Railroad and Utility Products and Services (“RUPS”) segment.

Osmose—On August 15, 2014, KI completed the acquisition of the wood preservation and the railroad services businesses (the “Osmose Entities”) of Osmose Holdings, Inc. The aggregate cash purchase price for the Osmose Entities was $494.1 million. Revenues for the Osmose Entities in 2013 were approximately $390 million.

The majority of the wood preservation business is now known as Koppers Performance Chemicals. We believe that Koppers Performance Chemicals is the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies. The business has operations and sales in North America, South America, Europe, and Australasia, and accounted for approximately $350 million of the revenue for the Osmose Entities in 2013. This business serves a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture. The wood preservation business includes approximately $16 million of revenue related to a wood treating facility located in Houston, Texas that is now part of our RUPS segment.

The railroad services business is now known as Koppers Railroad Structures. We believe that Koppers Railroad Structures is a leading provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. The business accounted for approximately $40 million of the revenue for the Osmose Entities in 2013 and is now a part of our RUPS segment.

Business Segments and Products

We operate three principal business segments: Carbon Materials and Chemicals, Railroad and Utility Products and Services, and Performance Chemicals.

Our operations are, to a substantial extent, vertically integrated. Through our Carbon Materials and Chemicals business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black for the rubber industry, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. The majority of the creosote we produce in North America is sold internally to our Railroad and Utility Products and Services business for treating railroad crossties. We believe our three business segments command leading market positions. Through our Carbon Materials and Chemicals business, we believe we are the largest global supplier of carbon pitch to the aluminum industry. Through our Railroad and Utility Products and Services business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Through our Performance Chemicals business, we

Koppers Holdings Inc.    2014 Annual Report

believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in pressure treating lumber for residential, industrial and agricultural applications.

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

Our Carbon Materials and Chemicals business (“CMC”) manufactures the following principal products:

¡	carbon pitch, a critical raw material used in the production of aluminum and steel;

¡	naphthalene, used for the production of phthalic anhydride and as a surfactant in the production of concrete;

¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints; and

¡	creosote, used in the treatment of wood or as a feedstock in the production of carbon black, respectively.

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

In the United States, these supply contracts generally have terms ranging from two to 25 years, and most provide options for renewal. Pricing under these contracts is generally either formula-based, with adjustments on an annual or semi-annual basis, or fixed for the duration of the contract. Our primary European supply contracts either have a remaining term of approximately five years or have a remaining term of five years and thereafter extend indefinitely unless terminated by one year advance notice. These contracts contain formula-based pricing, which is reviewed or adjusted on a monthly, quarterly or annual basis. Our primary Australian supply contracts have terms ranging from five to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have raw material contracts in place with each of our respective joint venture partners. These contracts are coterminous with the applicable joint venture arrangement and provide for formula-based pricing adjusted on a monthly or quarterly basis.

Naphthalene and Phthalic Anhydride

Chemical oils are further processed to produce naphthalene, which we sell into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs. In the United States, we also use naphthalene as a feedstock in the manufacture of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. We believe our ability to utilize our internally produced naphthalene gives us a more stable supply and generally lower-cost feedstock for the production of phthalic anhydride compared to our competitors.

Creosote and Carbon Black Feedstock

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

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers. Our nine coal tar distillation facilities including joint ventures and five carbon materials terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products.

Railroad and Utility Products and Services

Our Railroad and Utility Products and Services business (“RUPS”) sells treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada and the utility market in Australia. We also produce concrete crossties, a complementary product to our wood treatment business, through a joint venture in the United States. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, serving the same customer base as our railroad crossties business.

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products include transmission and distribution poles for electric and telephone utilities. The RUPS business operates 14 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for more than 50 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. For example, we have been impacted in our ability to acquire hardwood due to the demand for crane mats associated with the oil and gas industry. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

Koppers Holdings Inc.    2014 Annual Report

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to nine months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our CMC business. A substantial portion of our crossties are treated with borate, which is purchased from outside suppliers, in combination with creosote.

We believe we are the largest supplier of railroad crossties in North America. We have one principal competitor, Stella-Jones Inc., and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our national network of treating plants and direct access to our major customers’ rail lines, which provide for security of supply and logistics advantages for our customers. We believe our Australian utility pole business is the largest producer of utility poles for the electrical communications utilities in Australia.

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 74 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 24 million replacement crossties (both wood and non-wood) purchased during 2014. We currently supply all seven of the North American Class I railroads and have contracts with all of them.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Utility poles are produced mainly from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In Australia, in addition to utility poles, we market smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including pentachlorophenol and copper chrome arsenates.

Performance Chemicals

Our Performance Chemicals business (“PC”) sells preservatives for residential and agricultural treated lumber that includes decking and fencing. This business supplies nine of the ten largest lumber treating companies in the U.S. and three of the four largest lumber treating companies in Canada. The primary products for this business are copper-based wood preservatives including micronized copper quaternary and micronized copper azole (“MicroPro”), alkaline copper quaternary, and chromated copper arsenate.

The products produced and sold by our PC business are sold primarily to wood treaters that use our products to produce treated lumber for decking, fencing, vineyards and various other applications. We have a research and development center located in Griffin, Georgia, with smaller research and development facilities located in the United Kingdom and New Zealand. Our PC business has been awarded patents on many of its products including MicroPro, which currently enjoys the leading market share in the North American residential treated lumber market.

We believe we are the largest global producer of wood preservation chemicals for use in treating lumber. Our PC business has operations in the United States, Europe, Canada, Australia and New Zealand. Additionally, there are sales offices in several countries including Brazil and Chile, which we believe will facilitate our ability to grow our railroad crosstie business in Latin America. Our key competitors in wood preservation chemicals include Lonza Wood Protection and Viance Treated Wood Solutions.

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

Research and Development

Research activities related to our Carbon Materials and Chemicals business are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch.

Research activities related to Performance Chemicals are conducted in Griffin, Georgia, Marlow, United Kingdom and Auckland, New Zealand. Intellectual property relating to our wood preservative business is very important to us. In particular, our patent portfolio relating to wood preservative compositions, and wood treatments, including methods of treating wood with wood preservative compositions comprising micronized-metal particles, is a source of competitive advantage for this business. The earliest expiration date for patents relating to micronized wood preservative compositions is April 9, 2024.

Expenditures for research and development were $3.1 million, $2.4 million and $2.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Technology and Licensing

In 1988, we acquired the “Koppers” trademark from Koppers Company, Inc. The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. Trademarks relating to our wood preservation business, such as “MicroPro”, “Protim” and “Solignum” are important in this segment of our business, and as long as we continue to use the name “Koppers” and the trademarks associated with our wood preservation business and comply with applicable registration requirements, our right to use the name “Koppers” and the other trademarks should continue without expiration. The expiration of other trademark rights is not expected to materially affect our business.

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and

Koppers Holdings Inc.    2014 Annual Report

could incur in the future significant costs as the result of our failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. See “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations” and Note 20 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2014, we had 773 salaried employees and 1,369 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials and Chemicals	356	409	765
Railroad and Utility Products and Services	168	571	739
Performance Chemicals	146	387	533
Administration	103	2	105

Total Employees	773	1,369	2,142

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

The primary raw material used by our CMC business is coal tar, a by-product of furnace coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers.

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

¡

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene or market indices derived from crude oil. In addition, the market price of phthalic anhydride, naphthalene and carbon black feedstock may be negatively impacted from decreasing market prices for crude oil. Our business was negatively affected by the decreasing market price of oil experienced in the fourth quarter of 2014 and continuing into the following year.

¡

The availability and cost of softwood and hardwood lumber are critical elements in our production of pole products and railroad crossties, respectively, for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

¡

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which are subject to sudden changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our senior secured credit facilities, as described in Note 16 of the Notes to Consolidated Financial Statements, (the “Senior Secured Credit Facilities”). As of December 31, 2014, we have total outstanding debt of $850.5 million (of which $553.5 million is subject to variable interest rates and $297.0 million is subject to fixed interest rates), and an additional approximately $113.5 million of unused borrowing capacity under our revolving credit facility. Our high degree of leverage could have important consequences to us, including:

¡	making it more difficult for us to make payments on our debt;

¡	increasing our vulnerability to general economic and industry conditions;

¡

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

¡	exposing us to the risk of increased interest rates as certain of our borrowings under our Senior Secured Credit Facilities are at variable rates;

¡	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

¡

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

¡	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing the notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indenture governing the Koppers Inc. 7 7/8% Senior Notes due 2019 (the “Senior Notes”) notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

¡	incur additional debt;

¡	pay dividends or distributions on our capital stock or repurchase our capital stock;

Koppers Holdings Inc.    2014 Annual Report

¡	issue stock of subsidiaries;

¡	make certain investments;

¡	create liens on our assets to secure debt;

¡	enter into transactions with affiliates;

¡	merge or consolidate with another company; and

¡	sell or otherwise transfer assets.

In addition, under the Senior Secured Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio and a maximum total secured leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Senior Secured Credit Facilities, as well as our unsecured indebtedness.

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

In addition, we rely on our $792.5 million Senior Secured Credit Facilities with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2014, we had $113.5 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our credit agreement.

Global economic issues could prevent us from accurately forecasting demand for our products, which could have a material effect on our results of operations and our financial condition.

Adverse global economic issues, market instability and volatile commodity price fluctuations make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demands and sales prices, which could cause us to procure raw materials in excess of end-product demand. This could cause a material increase to our inventory carrying costs and, in the event of falling market prices for our end products, result in significant charges to write-down inventory to market prices.

Intellectual property rights are important to our business. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business, particularly in our Performance Chemicals business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights, which is generally a time consuming and expensive process. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, or if patents issued to us expire, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, cash flow and financial condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful and the failure to do so could negatively impact our results of operations.

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

At December 31, 2014, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $719.6 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In 2014, we recognized impairment charges of $4.7 million for a coal tar distillation plant located in China. In 2013, we recognized impairment charges of $11.9 million for three coal tar distillation plants located in the Netherlands, China and the United States. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

We may not be able to compete successfully in any or all of the industry segments in which we operate.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. If we are unable to respond successfully to changing competitive conditions, the demand for our products could be affected. We believe that the most significant competitive factor for our products is selling price. Some of our competitors have greater financial resources and larger capitalization than we do and, as a result, they may be better positioned to compete in a declining market.

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

Koppers Holdings Inc.    2014 Annual Report

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product.

Although no one customer accounts for more than 10 percent of our net sales, for the year ended December 31, 2014, our top ten customers accounted for approximately 37 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

These hazards, among others, may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions, cleanup costs and lawsuits by injured persons. While we are unable to predict the outcome of such matters, if determined adversely to us, we may not have adequate insurance to cover related costs or liabilities and, if not, we may not have sufficient cash flow to pay for such costs or liabilities. Such outcomes could harm our customer goodwill and reduce our profitability and could have a material adverse effect on our business, financial condition, cash flow and results from operations.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

¡	the treatment, storage and disposal of wastes;

¡	the investigation and remediation of contaminated soil and groundwater;

¡	the discharge of effluents into waterways;

¡	the emission of substances into the air;

¡	the marketing, sale, use and registration of our chemical products, such as creosote and MicroPro®;

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2014 were $7.8 million, which include provisions primarily for environmental fines and remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Although the United States has not ratified the Kyoto Protocol, a number of federal laws related to “greenhouse gas,” or “GHG,” emissions have been considered by Congress. Additionally, various federal, state and regional regulations and initiatives have been enacted or are being considered.

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

Koppers Holdings Inc.    2014 Annual Report

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

We maintain property, casualty, general liability, workers’ compensation, pollution legal liability and other insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance and remediation. In addition, from time to time, various types of insurance for companies in our industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Adverse weather conditions may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have at times negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our pavement sealer and wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather.

We are subject to risks inherent in foreign operations, including additional legal regulation, changes in social, political and economic conditions.

We have operations in the United States, Australia, China, the United Kingdom, New Zealand, South America, Canada and Denmark, among others, and sell our products in many foreign countries. For the year ended December 31, 2014 on a pro forma basis, net sales from products sold by our foreign subsidiaries accounted for approximately 40 percent of our total net sales.

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

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and the markets where we sell our products. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire any particular business. Also, efforts to acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future or have recently acquired, which could lead to increased operating costs, a failure to realize anticipated operating synergies, or both.

Litigation against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse effect on us.

We are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Litigation could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

We are indemnified for certain product liability exposures under the Indemnity with Beazer East related to products sold prior to the closing of the acquisition of assets from Beazer East. Beazer East and Beazer Limited may not continue to meet their indemnification obligations. In addition, Beazer East could choose to challenge its indemnification obligations or our satisfaction of the conditions to indemnification imposed on us thereunder. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to such matters, which could result in us having significant negative net worth.

Labor disputes could disrupt our operations and divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

Many of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. Every year, a number of labor agreements are scheduled to expire. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Koppers Holdings Inc.    2014 Annual Report

Our post-retirement obligations are currently underfunded. We may be required to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2014, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $46.2 million. Our pension asset funding to total pension obligation ratio was 83 percent as of December 31, 2014. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $9.8 million at December 31, 2014.

During the years ended December 31, 2014 and December 31, 2013, we contributed $15.1 million and $22.5 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

We may incur significant charges in the event we close all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility, any of which could cause us to incur significant charges. The actual costs to close a manufacturing facility may exceed our original cost estimate and may have a material adverse effect on our financial condition, cash flow from operations and results from operations.

We depend on our senior management team and other key employees and the loss of these employees could adversely affect our business.

Our success is dependent on the management, experience and leadership skills of our senior management team and key employees. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management and key personnel or to attract additional qualified personnel when needed. Senior management or key personnel may retire from time to time, and our employment agreements with these individuals may expire from time to time.

We may be subject to information technology systems failures, network disruptions and breaches of data security.

We depend on integrated information systems to conduct our business. Information technology systems failures, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price may be extremely volatile.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These types of broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include the following:

¡	actual or anticipated fluctuations in our operating results or future prospects;

¡	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, (the “SEC”);

¡	strategic actions by us or our competitors, such as acquisitions or restructurings;

¡	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

¡	changes in accounting standards, policies, guidance, interpretations or principles;

¡	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

¡	sales of common stock by us, members of our management team or a significant shareholder;

¡	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the aluminum or railroad industry generally; and

¡	changes in our dividend policy or the elimination, reduction or suspension of our dividend.

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

We have suspended our dividend and do not expect to pay any dividends for the forseeable future.

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke the dividend policy or discontinue entirely the payment of dividends. In February 2015 our board of directors determined to suspend our dividend in order to pay down debt and until the Carbon Materials and Chemicals business stabilizes. Accordingly, we do not anticipate that we will pay any dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s revolving credit facility. Our ability to pay dividends is also limited by the indentures governing the Senior Notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act

Koppers Holdings Inc.    2014 Annual Report

with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

Provisions of our charter documents may inhibit a takeover, which could negatively affect our stock price.

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) and our Amended and Restated Bylaws (our “Bylaws”) provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

¡	Our board of directors is classified into two classes until our annual meeting in May 2016.

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

Risks Related to the Senior Notes and Other Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Secured Credit Facilities, and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

The Senior Notes are secured equally and ratably with our current and future secured indebtedness.

The Senior Notes are secured equally and ratably with all of our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2014, we have a $500.0 million secured revolving credit facility and a term loan of $292.5 million. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness.

In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of the Senior Notes then outstanding. Holders of the Senior Notes will participate ratably with the other secured indebtedness that are deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of our Senior Notes that there will be sufficient assets to pay amounts due on the Senior Notes.

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

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will

Koppers Holdings Inc.    2014 Annual Report

have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2014, the non-guarantor subsidiaries had approximately $197 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $648 million, or 42 percent of our net sales and approximately $7 million, or 21 percent of our operating profit, for the year ended December 31, 2014, and approximately $534 million, or 41 percent of our total assets as of December 31, 2014. Amounts are presented after giving effect to intercompany eliminations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Carbon Materials and Chemicals
Carbon pitch	Clairton, Pennsylvania	Owned
Carbon pitch	Follansbee, West Virginia	Owned
Carbon pitch(a)	Jingtang, Hebei Province, China	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch(b)	Pizhou, Jiangsu Province, China	Leased
Carbon pitch	Port Clarence, United Kingdom	Owned
Carbon pitch	Portland, Oregon	Leased
Carbon pitch	Scunthorpe, United Kingdom	Owned
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned
Carbon pitch	Tangshan, Hebei Province, China	Leased

Railroad and Utility Products and Services
Railroad crossties(c)	Ashcroft, British Columbia, Canada	Owned
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Denver, Colorado	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Green Spring, West Virginia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Treated wood products(d)	Houston, Texas	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures(d)	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Concrete crossties(e)	Portsmouth, Ohio	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

Performance Chemicals(d)
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Christchurch, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Copper carbonate	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

(a)	Ownership percentage is 30 percent.
(b)	Tar distillation production commenced August 2014.
(c)	Acquired on January 20, 2014.
(d)	Acquired on August 15, 2014.
(e)	Ownership percentage is 50 percent.

Koppers Holdings Inc.    2014 Annual Report

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of March 2, 2015. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	46	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc.
James T. Dietz	58	Vice President, Global Business Services and Technology, Koppers Inc.
Joseph P. Dowd	54	Vice President, North American Carbon Materials and Chemicals, Koppers Inc.
Paul A. Goydan	68	Senior Vice President, Performance Chemicals, Koppers Inc.
Daniel R. Groves	48	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	54	Vice President, Safety and Environmental Affairs, Koppers Inc.
Steven R. Lacy	59	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	60	Senior Vice President, Railroad Products and Services, Koppers Inc.
Mark R. McCormack	55	Vice President, Australasian Operations, Koppers Inc.
Christian A. Nielsen	52	Vice President, European Operations, Koppers Inc.
Markus G. Spiess	54	Vice President, Global Sales and Marketing, Global Carbon Materials and Chemicals, Koppers Inc.
James A. Sullivan	51	Senior Vice President, Global Carbon Materials and Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	51	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	50	Vice President, China Operations, Koppers Inc.
Michael J. Zugay	63	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.

Mr. Ball was elected President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. in January 2015. From May 2014 through December 2014, Mr. Ball served as Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. From May 2014 until August 2014, Mr. Ball served as both Chief Operating Officer and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. He served as Vice President and Chief Financial Officer from September 2010 to May 2014. Prior to joining Koppers, Mr. Ball was Senior Vice President and Chief Financial Officer of Calgon Carbon Inc. (granular activated carbon products and treatment systems) since 2002.

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

Mr. Goydan was elected Senior Vice President, Performance Chemicals, Koppers Inc. upon our acquisition of Osmose Inc. (wood preservation) on August 15, 2014. For the ten years prior to the acquisition, Mr. Goydan served as the President of Osmose Inc.

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

Mr. Loadman was elected Senior Vice President, Railroad Products and Services in February 2015. Mr. Loadman had previously served as Vice President, Railroad and Utility Products and Services of Koppers Inc. since May 2011. Prior to that, Mr. Loadman served as Vice President and General Manager, Railroad Products and Services of Koppers Inc. Since November 1994.

Mr. McCormack was elected Vice President, Australasian Operations of Koppers Inc. in May 2014. Prior to that, Mr. McCormack served as Vice President Australian Operations from November 2006 to May 2014. Mr. McCormack had been elected Vice President, Global Marketing, Sales and Development, Carbon Materials and Chemicals of Koppers Inc. in February 2002.

Mr. Nielsen was elected Vice President, European Operations of Koppers Inc. in February 2014. Prior to that, Mr. Nielsen served as Operations Manager, European Operations of Koppers Inc. from October 2010 to January 2014. From April 1998 to September 2010, Mr. Nielsen was Plant Manager of the Koppers Inc. facility in Nyborg, Denmark.

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

Mr. Sullivan was elected Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc. in April 2014. Mr. Sullivan had been elected Vice President of Business Development in June 2013. Prior to joining Koppers, from March 2012 through May 2013, Mr. Sullivan was Senior Vice President, Americas of Calgon Carbon Corporation (“Calgon Carbon”) (granulated activated carbon products and treatment systems). During January and February 2012, he was Vice President, Americas of Calgon Carbon and from March 2010 to January 2012, he was the Vice President of Operations of Calgon Carbon. Mr. Sullivan was Vice President, UV and Corporate Business Development of Calgon Carbon from July 2008 to March 2010.

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

Mr. Zugay was elected Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. in August 2014. Prior to joining Koppers, Mr. Zugay was Co-Chief Executive Officer for Michael Baker Corporation (engineering and other consulting services) from December 2012 to October 2013. Mr. Zugay served as Chief Financial Officer of Michael Baker Corporation from February 2009 to January 2014.

Koppers Holdings Inc.    2014 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2015 was 71.

See Note 22 to the consolidated financial statements below for information concerning dividends and high and low market prices of our common shares during the past two years.

Dividend Policy

In 2006, our board of directors adopted a dividend policy that provided for quarterly dividends, payable at the discretion of our board of directors. Dividends will be considered if cash generated by our business is in excess of our expected cash needs. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, taxes and certain other costs. On an annual basis we expect to pay dividends, if declared, with cash flow from operations, but, due to seasonal or other temporary fluctuations in cash flow, we may from time to time use temporary short-term borrowings to pay quarterly dividends.

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends. On February 26, 2015, we announced that our board of directors decided to suspended our quarterly cash dividend. As a result, no dividend was issued for the first quarter of fiscal 2015. We historically had issued a quarterly cash dividend of $0.25 per share of our common stock every quarter for the past two fiscal years. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by Koppers Inc.’s credit agreement, the indenture governing Koppers Inc.’s Senior Notes and by Pennsylvania law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.”

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	921,369	(1)	$17.82	976,773	(2)

(1)	Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units and performance-based restricted stock units awarded under our Amended and Restated 2005 Long Term Incentive Plan.
(2)	Includes shares of our common stock that remain available for issuance under our Amended and Restated 2005 Long Term Incentive Plan.

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2014 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2014. The selected historical consolidated financial data for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2014	2013	2012	2011	2010
(Dollars in millions, except share and per share amounts)
Statement of Income Data:
Net sales	$1,555.0	$1,478.3	$1,555.0	$1,466.2	$1,190.5
Depreciation and amortization	44.0	29.7	27.6	26.9	24.8
Impairment and restructuring charges(1)	17.9	11.9	0.6	0.0	1.8
Operating profit	33.2	100.3	126.6	122.7	98.1
Interest expense	39.1	26.8	27.9	27.2	27.1
(Loss) income from continuing operations	(40.0)	40.2	67.3	57.5	44.6
Income (loss) from discontinued operations(2)	0.6	(0.1)	(0.1)	(19.9)	0.1
Loss on sale of Koppers Arch(3)	0.0	0.0	0.0	0.0	(0.2)
Net (loss) income(4)	(39.4)	40.1	67.2	37.6	44.5
Net (loss) income attributable to Koppers	(32.4)	40.4	65.6	36.9	44.1
(Loss) Earnings Per Common Share Data:
Basic – continuing operations	$(1.61)	$1.96	$3.18	$2.75	$2.14
Diluted – continuing operations	(1.61)	1.94	3.14	2.72	2.13
Weighted average common shares outstanding (in thousands):
Basic	20,463	20,575	20,681	20,599	20,543
Diluted	20,463	20,815	20,927	20,833	20,676
Balance Sheet Data:
Cash and cash equivalents(5)	$51.1	$82.2	$66.7	$54.1	$35.3
Total assets(6)	1,293.9	784.9	780.0	730.7	669.2
Total debt(6)	850.5	303.1	296.1	302.1	296.4
Other Data:
Capital expenditures:(7)	$83.8	$72.9	$28.9	$32.5	$28.5
Cash dividends declared per common share	$1.00	$1.00	$0.96	$0.88	$0.88

(1)	Includes plant closure and severance costs totaling $13.2 million related to the closure of the Company’s coal tar distillation facility in Uithoorn, the Netherlands and fixed asset impairment charges totaling $4.7 million related to the Company’s coal tar distillation facility located in Tangshan China for the year ended December 31, 2014. Includes impairment charges of $11.9 million primarily consisting of write-downs related facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia for the year ended December 31, 2013.
(2)	In March 2012, we completed run-off activities at our closed carbon black facility located in Kurnell, Australia (the “carbon black facility”). The costs related to this closure totaled $41.0 million in 2011. The carbon black facility’s results of operations have been classified as a discontinued operation for all periods presented.
(3)	In July 2007, we sold our 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”).
(4)	Income tax expense for 2014 was impacted by $24.3 million related to a legal entity restructuring project.
(5)	Includes cash of discontinued operations.
(6)	The August 15, 2014 Osmose entities acquisition materially affect the comparability of these amounts.
(7)	Excludes capital expenditures of the carbon black facility, a discontinued operation, of $0.7 million and $1.4 million for the years ended December 31, 2011 and 2010.

Koppers Holdings Inc.    2014 Annual Report

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

Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in Australia. We also provide rail joint bar products as well as various services to the railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in pressure treating lumber for residential, industrial and agricultural applications.

On August 15, 2014, we completed the acquisition of the wood preservation and railroad services businesses (the “Osmose Entities”) of Osmose Holdings, Inc. (“Osmose”). The majority of the wood preservation business is now known as Performance Chemicals. We believe that Performance Chemicals is the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies. The business has operations and sales in North America, South America, Europe and Australasia, and accounted for approximately $350 million of the revenue for the Osmose Entities in 2013. This business serves a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture. The wood preservation business includes approximately $16 million of revenue related to a wood treating facility located in Houston, Texas that is part of our RUPS segment.

The railroad services business is now known as Koppers Railroad Structures. We believe that Koppers Railroad Structures is a leading provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. The business accounted for approximately $40 million of revenue for the Osmose Entities in 2013.

The aggregate cash purchase price for the Osmose Entities was $494.1 million. Revenues for the Osmose Entities in 2013 were approximately $390 million. Net sales from the Osmose Entities from August 15, 2014 to December 31, 2014 amounted to $144.4 million. The acquisition is expected to add more than $400 million of sales at EBITDA margins that are expected to be above our target level of 12 percent.

In January 2014, we completed the acquisition of a crosstie treating plant in Ashcroft, British Columbia, Canada from Tolko Industries, Inc. for a purchase price of $29.8 million. The facility, provided $29.2 million in revenue in 2014 and gives Koppers an operating presence in the Canadian railroad market.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex includes a 300,000 metric ton tar distillation facility which is majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term contract with Nippon to supply their carbon black and needle coke plants. The construction of the tar distillation plant has been completed. The construction of the carbon black and needle coke plants has been substantially completed and is in the process of obtaining operating permits. We will be selling all of our production from the new facility into the domestic Chinese market until the carbon black and needle coke facilities are fully operational, which is estimated to occur near the end of 2015.

In October 2013, we were informed by the Tangshan Government of its intention to close the coke batteries owned and operated by our joint venture partner, Tangshan Iron and Steel Group Co., Ltd (“TISCO”), in Tangshan, China. The Tangshan Government has ordered the closure of these coke batteries in an effort to improve the air quality in the Tangshan area. One of TISCO’s two coke batteries shut down in March 2014 and we had previously been informed that the other coke battery adjacent to Koppers (China) Carbon & Chemical Company Limited (“KCCC”) was scheduled to be shut down by the end of 2014. The date of the estimated shutdown is not firm, and we have recently been informed by TISCO that the shutdown of their operating coke battery adjacent to KCCC may not occur for 12 to 18 months. Our 60 percent owned subsidiary, KCCC, is located adjacent to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and we have determined that KCCC is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. However, we may decide to close KCCC prior to the shut down of TISCO’s coke batteries. We are continuing to evaluate our options, which in addition to closure include transitioning to a new location or entering into other strategic partnerships with other unrelated coal tar distillation companies. As of December 31, 2014, substantially all of the net book value of fixed assets subject to impairment has been depreciated.

We believe we will be able to continue fulfilling current domestic Chinese customers’ demands and our export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”), which commenced production activities in August 2014, TKK, our 30 percent owned Chinese subsidiary, and through other commercial relationships in China. However, our margin on export sales may be negatively affected as a result of these actions.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production and increases in scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar, a by-product of metallurgical coke production, have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

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

Our businesses and results of operations were also negatively affected in 2012, 2013 and 2014 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the foreseeable future. Additionally, during 2013 and 2014 our profitability in North America has been negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there. The geographic shift in end market demand over the past several years has resulted in a trend of declining utilization rates in North America and Europe over that same period.

Koppers Holdings Inc.    2014 Annual Report

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce the number of coal tar distillation facilities serving North America and Europe from the six that were in operation at the end of 2013 to three in total. The closure of the first facility occurred in April 2014 as we ceased distillation in Uithoorn, the Netherlands. The reduction in operating capacity resulted in charges to pre-tax earnings of $27.7 million in the year ended December 31, 2014 and $9.5 million for the year ended December 31, 2013. There may be additional curtailments or closures at our other facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

Several of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. Conversely, the recent significant decline in oil prices has resulted in lower selling prices and profitability for carbon black feedstock, phthalic anhydride and naphthalene, which are products produced and sold by our CMC segment. However, a significant portion of our coal tar is also impacted by the price of oil, which has resulted in lower raw material and finished product costs for certain regions that will partially offset the negative impact from lower product prices.

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

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition has resulted in higher prices and reduced availability for crossties which resulted in lower crossties sales volumes in 2014. Hardwood availability and crosstie production began to improve in the second half of 2014 and we expect this improvement to continue throughout 2015.

The primary end-market for the wood treating chemicals sold by our PC business is the residential remodeling market, which is influenced by existing home sales and consumer spending on remodeling projects. As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins.

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

Results of Operations – Comparison of Years Ended December 31, 2014 and December 31, 2013

Consolidated Results

Net sales for the years ended December 31, 2014 and 2013 are summarized by segment in the following table:

	Year Ended December 31,		Net Change
	2014	2013
(Dollars in millions)
Carbon Materials and Chemicals	$833.7	$906.1	-8%
Railroad and Utility Products and Services	597.8	572.2	+4%
Performance Chemicals	123.5	0.0	N/A

	$1,555.0	$1,478.3	+5%

Carbon Materials and Chemicals net sales for the year ended December 31, 2014 decreased by $72.4 million or eight percent. Lower sales volumes and prices for pitch decreased sales by five percent over the prior year due to lower sales volumes in North America as a result of lower aluminum production, combined with lower pricing in all regions due to competitive conditions. Sales for distillates reduced sales by one percent over the prior year as lower sales prices for carbon black feedstock were partially offset by higher sales volumes for carbon black feedstock from our Chinese operations due to incremental sales from KJCC which began production in August 2014. Sales for coal tar chemicals were flat as higher sales volumes increased sales by two percent driven by incremental sales volumes of naphthalene from KJCC combined with higher sales volumes for phthalic anhydride but were offset by lower sales prices for phthalic anhydride and naphthalene as a result of lower oil prices. Foreign currency translation reduced sales by one percent over the prior year as a result of the strong U.S. dollar.

Railroad and Utility Products and Services net sales for the year ended December 31, 2014 increased by $25.6 million or four percent as incremental sales from the Osmose acquisition in August 2014 and the Ashcroft acquisition in January 2014 more than offset lower sales for railroad crossties and utility poles. Sales of crossties reduced sales by three percent as lower sales volumes due to reduced raw material availability were partially offset by higher sales prices. Sales of utility poles reduced sales by two percent mainly as a result of lower sales volumes from Australian operations which were negatively impacted by wet weather conditions.

Performance Chemicals net sales for the year ended December 31, 2014 were $123.5 million. This segment was formed from the Osmose acquisition which closed in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales.

Cost of sales as a percentage of net sales was 86 percent for the year ended December 31, 2014, the same as in the prior year, as significant restructuring costs were incurred in both years. Overall, cost of sales decreased by $79.0 million when compared to the prior year as the positive impact of acquisitions and the new joint venture in China more than offset lower crosstie purchases for RUPS and lower sales prices and volumes for CMC.

Depreciation and amortization charges for the year ended December 31, 2014 were $14.3 million higher when compared to the prior year due mainly to $9.7 million of depreciation and amortization from the Osmose and Ashcroft acquisitions and the new plant in China.

Impairment and restructuring charges for the year ended December 31, 2014 were $6.0 million higher when compared to the prior year due mainly to higher charges related to our CMC facilities located in Uithoorn, the Netherlands, and Tangshan, China.

Selling, general and administrative expenses for the year ended December 31, 2014 were $44.5 million higher when compared to the prior year due primarily to the Osmose acquisition and related integration costs.

Interest expense for the year ended December 31, 2014 was $12.3 million higher when compared to the prior year due mainly to debt incurred to finance the Osmose acquisition.

Income taxes for the year ended December 31, 2014 were $2.7 million lower when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2014 was (578.0) percent as compared to 47.8 percent in the prior year. The change in the effective income tax rate is due to the one-time tax charges of $24.3 million that are related to the legal entity restructuring project that we completed at the end of 2014. Additionally, the effective tax rate was negatively affected by the non-deductibility of certain expenses related to the pending closure of the Uithoorn facility, the impairment of KCCC’s coal tar distillation facility and the inability to record a tax benefit on pre-tax losses of certain foreign subsidiaries. These items are partially offset by a tax benefit of $6.0 million due to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Koppers Holdings Inc.    2014 Annual Report

Segment Results

Segment operating profit for the years ended December 31, 2014 and 2013 is summarized by segment in the following table:

	Year Ended December 31,		% Change
	2014	2013
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(5.3)	$43.9	-112%
Railroad and Utility Products and Services	53.6	58.3	-8%
Performance Chemicals	1.6	0.0	N/A
Corporate	(16.7)	(1.9)	-779%

	$33.2	$100.3	-67%

Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	(0.6)%	4.8%	-5.4%
Railroad and Utility Products and Services	9.0%	10.2%	-1.2%
Performance Chemicals	1.3%	N/A	N/A

	2.1%	6.8%	-4.7%

Carbon Materials and Chemicals operating profit for the year ended December 31, 2014 decreased by $49.2 million compared to the prior year. CMC operating profit as a percent of sales decreased to (0.6) percent from 4.8 percent in the prior year due mainly to lower sales volumes and prices for carbon pitch combined with lower sales prices for phthalic anhydride, carbon black feedstock and naphthalene due to lower oil prices.

Railroad and Utility Products and Services operating profit for the year ended December 31, 2014 decreased by $4.7 million or eight percent compared to the prior year. Operating profit as a percentage of sales decreased to 9.0 percent from 10.2 percent in the prior year due to reduced sales volumes for railroad crossties driven by lower raw material availability.

Performance Chemicals operating profit for the year ended December 31, 2014 amounted to $1.6 million or 1.3 percent of sales from the closing of the Osmose acquisition at August 15, 2014 through December 31, 2014 Amortization as a result of purchase accounting and inventory revaluations reduced operating profit by $3.5 million. Additionally, profitability was negatively impacted due to normal seasonality for residential construction.

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

Koppers Holdings Inc.    2014 Annual Report

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

Cash Flow

Net cash provided by operating activities was $35.5 million for the year ended December 31, 2014 as compared to net cash provided by operating activities of $117.6 million for the year ended December 31, 2013. The reduction in cash provided by operating activities was driven by lower net income in 2014 combined with an increase in inventory related to railroad crossties. The increase in inventory of $14 million was mainly a result of increased availability for crossties as we are in the process of rebuilding inventories that were at historically low levels due to reduced crosstie availability over the past couple years driven by the shifting of sawmill production to the competing housing and crane mat markets.

Net cash provided by operating activities was $117.6 million for the year ended December 31, 2013 as compared to net cash provided by operating activities of $77.8 million for the year ended December 31, 2012. Net working capital changes provided $29.4 million in cash in 2013 as compared to net working capital uses of $21.2 million in 2012. The decrease in working capital requirements in 2013 was due primarily to reductions in inventory providing $21.6 million in cash as a result of lower availability for crossties compared to cash used for inventories in 2012 of $26.5 million. Crosstie availability was reduced due to the shifting of sawmill production to the competing housing and crane mat markets due to higher demand and significantly increased hardwood lumber prices.

Net cash used in investing activities was $580.0 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $72.3 million for the year ended December 31, 2013 due mainly to the Osmose acquisition.

Net cash used in investing activities was $72.3 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $39.9 million for the year ended December 31, 2012 due mainly to expenditures of approximately $37 million in 2013 for the construction of our tar distillation facility in Jiangsu Province in China.

Net cash provided by financing activities was $516.1 million for the year ended December 31, 2014 as compared to net cash used in financing activities of $30.3 million for the year ended December 31, 2013. The increase in cash used for financing activities was principally due to new debt financing related to the Osmose acquisition which closed in August 2014.

Net cash used in financing activities was $30.3 million for the year ended December 31, 2013 as compared to net cash used in financing activities of $27.3 million for the year ended December 31, 2012. The increase in cash used in financing activities was principally due to an increase in stock repurchases of $9.4 million which more than offset an increase in borrowings totaling $6.6 million for the year ended December 31, 2013.

Dividends paid were $20.4 million for the year ended December 31, 2014 as compared to dividends paid of $21.1 million for the year ended December 31, 2013. The decrease in dividends paid reflects of a dividend from our KCCC joint venture in China in 2013 to its non-controlling shareholder.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2014 the basket totaled $201.3 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.”

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a senior secured revolving credit facility of up to $500.0 million and a senior secured term loan of up to $300.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2014, we had $113.5 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2014, $61.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2014 (dollars in millions):

Cash and cash equivalents(1)	$51.1
Amount available under revolving credit facility	113.5
Amount available under other credit facilities	0.8

Total estimated liquidity	$165.4

(1)	Cash includes approximately $50 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $13 million, exclusive of intercompany loan repayments.

Our estimated liquidity was $451.4 million at December 31, 2013. The decrease in estimated liquidity is due primarily to lower cash and borrowings to finance the acquisition of the wood preservation and railroad services businesses of Osmose and the construction of a coal tar distillation facility in China.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of our new coal tar distillation facility in China, and mandatory defined benefit plan funding. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2015, excluding acquisitions, are expected to total approximately $45 million. Construction of the Company’s new coal tar distillation facility in China was completed in August 2014.

In January 2015, Koppers Inc. withdrew a new offering of $400.0 million of senior notes due 2020 due to volatility in the credit markets. Koppers Inc. intended to use the proceeds of the new offering for general corporate purposes and to fund a tender offer to repurchase $300.0 million of its Senior Notes due 2019. When Koppers Inc. withdrew its new offering, it also withdrew its tender offer. We will potentially revisit an offering in the future if market conditions become more favorable.

Koppers Holdings Inc.    2014 Annual Report

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2014. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Later years
(in millions)
Long-term debt (including accretion)	$853.5	$43.9	$81.3	$728.3	$0.0
Interest on debt	181.3	41.6	75.0	64.7	00.0
Operating leases	156.1	35.6	58.0	28.8	33.7
Purchase commitments(1)	1,540.6	363.2	598.3	356.5	222.6

Total contractual cash obligations	$2,731.5	$484.3	$812.6	$1,178.3	$256.3

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total less than $5 million in 2015. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 to the Company’s consolidated financial statements.

As of December 31, 2014, there was $7.2 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 to the Company’s consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2014. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	2015	2016-2017	2018-2019	Later years
(in millions)
Lines of credit (unused)	$113.6	$0.1	$0.0	$113.5	$0.0
Standby letters of credit	61.5	61.5	0.0	0.0	0.0

Total other commercial commitments	$175.1	$61.6	$0.0	$113.5	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2014 was 1.9.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at December 31, 2014 was 4.63.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility.

At December 31, 2014, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2014, 2013 and 2012, exchange rate fluctuations resulted in a (decrease) increase to comprehensive income of $(30.6) million, $(10.0) million and $5.9 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (gains) losses were $(0.6) million $0.5 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Guidance

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

Revenue Recognition. We recognize revenue from product sales at the time of shipment or when title passes to the customer. We recognize revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Our recognition of revenue with respect to untreated crossties meets all the recognition criteria of the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 13.A.3, including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer and the completion of all performance obligations by us.

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

Koppers Holdings Inc.    2014 Annual Report

Inventories. In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Remaining inventories are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 61 percent and 62 percent of the FIFO inventory value at December 31, 2014 and 2013, respectively. In 2014, 2013 and 2012, we recorded inventory write-downs of $2.4 million, $0.6 million and $0.4 million, respectively, related to lower of cost or market conditions.

Long-Lived Assets. Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated. During 2014 and 2013, we recorded fixed asset impairment charges of $4.7 million and $11.9 million, respectively, primarily consisting of write-downs related to the Company’s coal tar distillation facilities located in the Netherlands, China and the United States due to decisions to curtail operations or changes in estimates related to the expected useful lives of the facilities.

Goodwill and Intangible Assets. Goodwill is not amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in our management’s judgment in applying them to the analysis of goodwill impairment. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

Goodwill valuations are performed using projected operating results of the relevant reporting units. We have four reporting units for purposes of goodwill evaluation. These units consist of our CMC operating segment, Performance Chemicals operating segment, Railroad Products and Services and Koppers Wood Products. Railroad Products and Services and Koppers Wood Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in the United States and the Koppers Wood Products reporting unit primarily serves the utility markets in Australia.

Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives. In connection with the acquisition of the wood preservation and the railroad services businesses of Osmose Holdings Inc. in 2014, we have identifiable intangible assets of $167.7 million as of December 31, 2014. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

Changes in economic and operating conditions impacting these assumptions could result in goodwill and intangible asset impairments in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Deferred Tax Assets. At December 31, 2014 our balance sheet included $58.4 million of deferred tax assets, net of a $32.4 million valuation allowance. We have determined that this valuation allowance is required for our deferred tax assets based on future earnings projections. In order to fully realize our deferred tax assets in relation to our temporary differences and exclusive to any net operating losses, we will have to generate approximately $169 million of taxable income. The realization of these deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. In order to fully realize our deferred tax assets (net of valuation allowances) in relation to our state net operating losses, we will have to generate approximately $600 million of taxable income before any applicable adjustments and apportionment fractions per state laws between 2015 and 2026. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future. In 2014, we recorded a deferred tax asset and offsetting valuation allowance

Koppers Holdings Inc.    2014 Annual Report

against that deferred tax asset of $5.4 million for 2014 foreign net operating losses and other 2014 foreign items that most likely will not be deducted. In 2014, we recorded a deferred tax asset and offsetting valuation allowance against that deferred tax asset of $5.8 million for foreign tax credits earned in prior tax years. In 2014, as a result of the Osmose acquisition, we recorded a deferred tax asset and offsetting valuation allowance against that deferred tax asset of $1.5 million for acquired foreign net operating losses that most likely will not be deducted. Item 8. Financial Statements and Supplementary Data – Note 10 includes information on deferred tax activity during the past two years.

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

Asset Retirement Obligations. We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2014, we recorded additional asset retirement obligations of $4.1 million related to storage tank and railcar cleaning costs in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Derivative financial instruments. We use swap contracts to manage copper price risk associated with forecasted purchases of materials used in our manufacturing processes. Contracts are not held for trading or speculative purposes.

We recognize the fair value of the swap contracts as an asset or liability at each reporting date. We designates the swap contracts as cash flow hedges and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) earnings until it is reclassified into earnings when the hedged transaction affects earnings. We utilize the dollar offset method to retrospectively measure hedge ineffectiveness. Gains and losses from hedge ineffectiveness are recognized in current earnings. Because of price volatility in the market price of copper and its effect on the dollar offset hedge effectiveness test, we may be required to recognize material unrealized gains and losses as a result of this measurement in current earnings.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2014, we use our third party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 4.12 percent for our pension plans and 4.32 percent for our other postretirement benefit plans by 0.25 would increase pension obligations and other postretirement benefit plan obligations by $9.1 million and $0.2 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.7 million and $0.0 million, respectively.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 percent equity securities and 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 6.0 percent for 2015 defined benefit pension expense. Decreasing the 5.4 percent asset rate of return assumption by 0.25 would increase our defined benefit pension expense by $0.6 million.

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

Litigation and Contingencies. We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Because such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required. Item 8. Financial Statements and Supplementary Data – Note 20 includes information about litigation and other contingencies.

Environmental Liabilities. We are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety, including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Item 8. Financial Statements and Supplementary Data – Note 20 includes information about environmental liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other global companies, we are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. The objective of our financial risk management is to minimize the negative impact of commodity price, interest rate and foreign exchange rate fluctuations on our earnings, cash flows and equity.

To manage commodity price risk, we enter into swap contracts for future forecasted purchases of copper. This reduces the impact of commodity price volatility on gross profit. To manage the interest rate risks, we use a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, we use forward exchange contracts to hedge firm commitments up to twelve months and all such contracts are marked to market with the recognition of a gain or loss at each reporting period.

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2014 and 2013. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with our customers. We utilize swap contracts to manage this price risk. As of December 31, 2014, we had outstanding coppers swap contracts totaling 19.6 million pounds and the fair value of these contracts was a loss of $6.5 million. This loss of $3.8 million, net of tax, is recognized in other comprehensive loss. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2014 market price of copper, the effect on other comprehensive loss for the year ended December 31, 2014 would be $3.3 million.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2014 we had $297.0 million of fixed rate debt and $553.5 million of variable rate debt and at December 31, 2013 we had $296.5 million of fixed rate debt and $6.6 million of variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2014 was approximately 186 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2014 and 2013 would have increased the unrealized fair market value of the fixed rate debt by approximately $9.2 million and $15.9 million, respectively. The earnings and cash flows for the year ending December 31, 2014, assuming a one percentage point increase in interest rates would have decreased approximately $5.5 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, New Zealand, Canada, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2014 and 2013, would be reductions of approximately $0.5 million and $1.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.    2014 Annual Report

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

Management has excluded Osmose, Inc. and Osmose Railroad Services, Inc., (subsequently renamed Koppers Performance Chemicals Inc. and Koppers Railroad Structures Inc., respectively), acquired from Osmose Holdings, Inc., (together, the “Osmose Entities”), from its assessment of internal controls over financial reporting as of December 31, 2014 because the Company acquired the Osmose Entities effective August 15, 2014. The Osmose Entities consist of wholly-owned subsidiaries which are included in the consolidated financial statements of Koppers Holdings Inc. as of and for the year ended December 31, 2014. The Osmose Entities constituted $501.7 million and $436.9 million of total assets and net assets, respectively, as of December 31, 2014 and $144.3 million and $5.3 million of net sales and income before income taxes, respectively, for the year ended December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2014. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 46.

March 2, 2015

/S/    LEROY M. BALL

Leroy M. Ball

President and Chief Executive Officer

/S/    MICHAEL J. ZUGAY

Michael J. Zugay

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 2, 2015

Koppers Holdings Inc.    2014 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Osmose, Inc. and Osmose Railroad Services, Inc. acquired from Osmose Holdings, Inc., (together, the “Osmose Entities”), which are included in the 2014 consolidated financial statements of Koppers Holdings Inc. and constituted $501.7 million and $436.9 million of total and net assets, respectively, as of December 31, 2014 and $144.3 million and $5.3 million of net sales and income before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Koppers Holdings Inc. also did not include an evaluation of the internal control over financial reporting of the Osmose Entities.

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Koppers Holdings Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 2, 2015

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions, except share amounts)
Net sales	$1,555.0	$1,478.3	$1,555.0
Cost of sales (excluding items below)	1,343.7	1,264.7	1,324.6
Depreciation and amortization	44.0	29.7	27.6
Impairment and restructuring charges	17.9	11.9	0.6
Selling, general and administrative expenses	116.2	71.7	75.6

Operating profit	33.2	100.3	126.6
Other income	0.0	3.5	1.9
Interest expense	39.1	26.8	27.9

(Loss) income before income taxes	(5.9)	77.0	100.6
Income taxes	34.1	36.8	33.3

(Loss) income from continuing operations	(40.0)	40.2	67.3
Income (loss) from discontinued operations, net of tax benefit (expense) of $(1.0), $0.1 and $0.2	0.6	(0.1)	(0.1)

Net (loss) income	(39.4)	40.1	67.2
Net (loss) income attributable to noncontrolling interests	(7.0)	(0.3)	1.6

Net (loss) income attributable to Koppers	$(32.4)	$40.4	$65.6

(Loss) earnings per common share:
Basic –
Continuing operations	$(1.61)	$1.96	$3.18
Discontinued operations	0.03	0.00	(0.01)

(Loss) earnings per basic common share	$(1.58)	$1.96	$3.17

Diluted –
Continuing operations	$(1.61)	$1.94	$3.14
Discontinued operations	0.03	0.00	(0.01)

(Loss) earnings per diluted common share	$(1.58)	$1.94	$3.13

Weighted average common shares outstanding (in thousands):
Basic	20,463	20,575	20,681
Diluted	20,463	20,815	20,927
Dividends declared per common share	$1.00	$1.00	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Net (loss) income	$(39.4)	$40.1	$67.2
Changes in other comprehensive income (loss):
Currency translation adjustment	(26.0)	(0.6)	4.0
Foreign currency transactions of long-term subsidiary investments	(4.6)	(9.4)	1.8
Change in derivative financial instrument net loss, net of tax benefit (expense) of $2.6, $0.0 and $0.0	(3.8)	0.0	0.0
Unrecognized pension transition asset, net of tax benefit (expense) of $0.0, $0.0 and $0.1	0.0	0.0	(0.3)
Unrecognized pension prior service (benefit) cost, net of tax benefit (expense) of $0.1, $(0.7) and $0.0	(0.2)	1.1	0.0
Unrecognized pension net (loss) gain, net of tax benefit (expense) of $8.0, $(12.8) and $(2.3)	(15.9)	21.3	2.8

Total comprehensive (loss) income	(89.9)	52.5	75.5
Comprehensive (loss) income attributable to noncontrolling interests	(7.4)	0.2	1.8

Comprehensive (loss) income attributable to Koppers	$(82.5)	$52.3	$73.7

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2014 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
(Dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$51.1	$82.2
Accounts receivable, net of allowance of $5.6 and $3.6	198.7	157.9
Income tax receivable	0.0	9.0
Inventories, net	241.2	168.8
Deferred tax assets	10.5	10.0
Loan to related party	9.5	9.5
Other current assets	30.3	35.7

Total current assets	541.3	473.1
Equity in non-consolidated investments	5.0	6.6
Property, plant and equipment, net	299.7	197.0
Goodwill	247.2	72.7
Intangible assets, net	167.7	12.2
Deferred tax assets	7.8	9.3
Other assets	25.2	14.0

Total assets	$1,293.9	$784.9

Liabilities
Accounts payable	$120.6	$107.6
Accrued liabilities	122.5	82.4
Dividends payable	5.1	5.1
Current maturities of long-term debt	43.9	0.0

Total current liabilities	292.1	195.1
Long-term debt	806.6	303.1
Accrued postretirement benefits	54.7	41.6
Deferred tax liabilities	10.2	14.7
Other long-term liabilities	46.4	40.6

Total liabilities	1,210.0	595.1
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,938,260 and 21,722,492 shares issued	0.2	0.2
Additional paid-in capital	164.5	158.9
Retained earnings	18.0	71.3
Accumulated other comprehensive loss	(60.3)	(10.2)
Treasury stock, at cost; 1,443,248 and 1,390,494 shares	(52.4)	(50.4)

Total Koppers shareholders’ equity	70.0	169.8
Noncontrolling interests	13.9	20.0

Total equity	83.9	189.8

Total liabilities and equity	$1,293.9	$784.9

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Cash (used in) provided by operating activities
Net income	$(39.4)	$40.1	$67.2
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	44.0	29.7	27.6
Impairment charges	4.7	11.9	0.6
Deferred income taxes	2.5	19.5	8.0
Equity loss (income), net of dividends received	1.6	(0.8)	(0.8)
(Gain) loss on sale of assets	0.0	(2.3)	0.1
Change in other liabilities	(10.3)	(16.4)	(11.2)
Non-cash interest expense	4.2	1.7	1.7
Stock-based compensation	4.7	4.3	6.9
Other	1.0	0.5	(1.1)
Decrease (increase) in working capital:
Accounts receivable	13.4	2.9	(0.2)
Inventories	(14.0)	21.6	(26.5)
Accounts payable	(10.6)	4.9	(0.1)
Accrued liabilities and other working capital	33.7	0.0	5.6

Net cash provided by operating activities	35.5	117.6	77.8
Cash provided by (used in) investing activities
Capital expenditures	(83.8)	(72.9)	(28.9)
Acquisitions, net of cash acquired	(496.5)	(2.3)	(14.0)
Net cash proceeds from loan to related party	0.0	0.0	2.2
Net cash proceeds from divestitures and asset sales	0.3	2.9	0.8

Net cash used in investing activities	(580.0)	(72.3)	(39.9)
Cash provided by (used in) financing activities
Borrowings of revolving credit	572.5	97.9	259.4
Repayments of revolving credit	(368.0)	(97.9)	(265.8)
Borrowings of long-term debt	343.0	6.6	0.0
Issuances of Common Stock	0.7	0.2	1.5
Repurchases of Common Stock	(2.0)	(17.5)	(8.1)
Proceeds from issuance of noncontrolling interest	1.4	2.3	3.7
Excess tax benefit from employee stock plans	0.0	0.5	1.6
Payment of deferred financing costs	(11.1)	(1.3)	(0.1)
Dividends paid	(20.4)	(21.1)	(19.5)

Net cash provided by (used in) financing activities	516.1	(30.3)	(27.3)
Effect of exchange rates on cash	(2.7)	0.5	2.0

Net (decrease) increase in cash and cash equivalents	(31.1)	15.5	12.6
Cash and cash equivalents at beginning of year	82.2	66.7	54.1

Cash and cash equivalents at end of year	$51.1	$82.2	$66.7

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$32.9	$25.1	$26.0
Income taxes	16.1	20.5	13.6

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.    2014 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0

Common Stock
Balance at beginning and end of year	0.2	0.2	0.2

Additional paid-in capital
Balance at beginning of year	158.9	153.3	142.9
Employee stock plans	5.6	5.6	10.4

Balance at end of year	164.5	158.9	153.3

Retained earnings
Balance at beginning of year	71.3	52.0	6.7
Net (loss) income attributable to Koppers	(32.4)	40.4	65.6
Common Stock dividends	(20.9)	(21.1)	(20.3)

Balance at end of year	18.0	71.3	52.0

Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	24.0	34.5	28.8
Change in currency translation adjustment excluding foreign currency transactions of long-term subsidiary investments	(25.7)	(1.1)	3.9
Change in foreign currency transactions of long-term subsidiary investments	(4.6)	(9.4)	1.8

Balance at end of year	(6.3)	24.0	34.5
Unrecognized losses on cash flow hedges:
Balance at beginning of year	0.0	0.0	0.0
Reclassification of unrealized losses on cash flow hedges to expense, net of tax benefit of $0.2, $0.0 and $0.0	0.3	0.0	0.0
Change in deferred losses on cash flow hedges, net of tax (benefit) of $(2.8), $0.0 and $0.0	(4.1)	0.0	0.0

Balance at end of year	(3.8)	0.0	0.0
Unrecognized pension transition asset:
Balance at beginning of year	0.0	0.0	0.3
Reclassification of unrecognized pension transition asset to expense, net of tax (benefit) of $0.0, $0.0 and $(0.1)	0.0	0.0	(0.3)

Balance at end of year	0.0	0.0	0.0
Unrecognized pension prior service benefit (cost):
Balance at beginning of year	0.8	(0.2)	(0.2)
Reclassification of unrecognized prior service (benefit) cost to (income) expense, net of tax (benefit) expense of $(0.1), $0.1 and $0.0	(0.1)	0.1	0.0
Revaluation of unrecognized pension prior service cost, net of tax expense of $0.0, $0.6 and $0.0	0.0	0.9	0.0

Balance at end of year	0.7	0.8	(0.2)
Unrecognized pension net loss:
Balance at beginning of year	(35.0)	(56.3)	(59.1)
Reclassification of unrecognized pension net loss to expense, net of tax expense of $1.4, $2.8 and $3.1	2.4	4.7	5.3
Revaluation of unrecognized pension net loss, net of tax (benefit) expense of $(9.4), $10.0 and $(0.9)	(18.3)	16.6	(2.5)

Balance at end of year	(50.9)	(35.0)	(56.3)

Total balance at end of year	(60.3)	(10.2)	(22.0)

Treasury stock
Balance at beginning of year	(50.4)	(32.9)	(24.8)
Purchases	(2.0)	(17.5)	(8.1)

Balance at end of year	(52.4)	(50.4)	(32.9)

Total Koppers shareholders’ equity – end of year	70.0	169.8	150.6

Noncontrolling interests
Balance at beginning of year	20.0	17.5	12.4
Net (loss) income attributable to noncontrolling interests	(7.0)	(0.3)	1.6
Investment in noncontrolling interests	1.3	2.3	3.3
Currency translation adjustment	(0.4)	0.5	0.2

Balance at end of year	13.9	20.0	17.5

Total equity – end of year	$83.9	$189.8	$168.1

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

Business description – The Company is a global integrated producer of carbon compounds and treated and untreated wood products and services for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber concrete, steel, residential lumber and agriculture industries. The Company’s business is operated through three business segments, Carbon Materials and Chemicals, Railroad and Utility Products and Services, and Performance Chemicals.

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

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of income. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Koppers Holdings Inc.    2014 Annual Report

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $0.6 million, $(0.5) million and $(1.7) million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2014, 2013 and 2012 amounted to $93.4 million, $108.3 million and $109.0 million, respectively.

Research and development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $3.1 million in 2014, $2.4 million in 2013 and $2.3 million in 2012.

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

Inventories – Inventories are carried at lower of cost or market on a worldwide basis. In the U.S., inventory cost (excluding miscellaneous types of inventory) is determined primarily utilizing the last-in, first-out (“LIFO”) basis. Inventory cost outside the U.S. is determined utilizing the first-in, first-out (“FIFO”) basis. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 61 percent and 62 percent of the FIFO inventory value at December 31, 2014 and 2013, respectively.

Property, plant and equipment – Property, plant and equipment are recorded at purchased cost and include improvements which significantly increase capacities or extend useful lives of existing plant and equipment. Depreciation expense is calculated by applying the straight-line method over estimated useful lives. Estimated useful lives for buildings generally range from 10 to 20 years and depreciable lives for machinery and equipment generally range from 3 to 10 years. Net gains and losses related to asset disposals are recognized in earnings in the period in which the disposal occurs. Routine repairs, replacements and maintenance are expensed as incurred.

The Company periodically evaluates whether current facts and circumstances indicate that the carrying value of its depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices.

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2014 and 2013 and determined that the estimated fair values substantially exceeded the carrying values of all the reporting units and accordingly, there was no impairment of goodwill.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2014 and 2013, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2014	2013
(Dollars in millions)
Self-insured liabilities at beginning of year	$8.4	$7.6
Expense	2.4	2.5
Reversal of self-insured liabilities	(0.8)	(0.4)
Cash expenditures	(1.8)	(1.3)

Self-insured liabilities at end of year	$8.2	$8.4

Derivative financial instruments – The Company uses swap contracts to manage copper price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. The Company uses forward exchange contracts to hedge exposure to currency exchange rate changes on transactions and other commitments denominated in a foreign currency. Contracts are not held for trading or speculative purposes. The Company recognizes the fair value of the swap contracts and forward contracts as an asset or liability at each reporting date. The Company designates the swap contracts as cash flow hedges and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) earnings until it is reclassified into earnings when the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. Because the Company has not elected to designate the forward exchange contracts for hedge accounting treatment, changes in the fair value of the forward exchange contracts are recognized immediately in earnings.

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

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2014 and 2013:

	2014	2013
(Dollars in millions)
Asset retirement obligation at beginning of year	$23.2	$21.5
Accretion expense	2.3	1.2
Revision in estimated cash flows	10.3	6.7
Cash expenditures	(4.6)	(5.6)
Currency translation	(0.7)	(0.6)

Asset retirement obligation at end of year	$30.5	$23.2

Koppers Holdings Inc.    2014 Annual Report

Litigation and contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred with the exception of legal fees relating the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) sites.

Other current assets – Included in other current assets are prepaid expenses totaling $20.6 million and $17.3 million at December 31, 2014 and 2013, respectively.

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

Deferred revenue from extended product warranty liabilities – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table describes changes to the Company’s deferred revenue at December 31, 2014 and 2013:

	2014	2013
(Dollars in millions)
Deferred revenue at beginning of year	$3.2	$3.9
Revenue earned	(0.7)	(0.7)

Deferred revenue at end of year	$2.5	$3.2

Stock-based compensation – The Company records compensation cost over the vesting period for share-based payments to employees at an amount equivalent to the grant date fair value of the stock award. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

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

4. Plant Closures and Discontinued Operations

On January 22, 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company has discontinued distillation activities and expects to complete closure at the site by the end of 2015. For the year ended December 31, 2014, the Company recorded closure costs of $13.0 million for severance and site demolition liabilities. In the fourth quarter of 2013, the Company recorded an asset impairment charge of $6.9 million related to the facility. The facility is part of the Carbon Materials and Chemicals segment.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2012	$0.2	$6.7	$6.3	$0.1	$13.3
Reversal of accrued charges	(0.1)	0.0	(0.3)	0.0	(0.4)
Cash paid	0.0	(0.1)	(2.0)	(0.1)	(2.2)
Currency translation	0.0	(1.0)	(0.7)	0.0	(1.7)

Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	9.8	0.0	3.2	0.1	13.1
Reversal of accrued charges	0.0	(1.1)	(0.9)	0.0	(2.0)
Cash paid	(9.7)	0.0	(1.3)	0.0	(11.0)
Currency translation	(0.2)	(0.4)	(0.4)	0.0	(1.0)

Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1

5. Business Acquisitions

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

Koppers Ashcroft – On January 20, 2014, the Company acquired the crosstie treating business and related manufacturing facility of Tolko Industries Ltd. located in Ashcroft, British Columbia, Canada. The purchase price was $29.8 million, and was funded primarily by available cash. The allocation of purchase price to acquired assets primarily consisted of inventory totaling $16.0 million, plant and equipment totaling $3.6 million, intangible assets consisting primarily of customer relationships totaling $7.4 million and Canadian tax deductible goodwill of $1.8 million. The goodwill is allocated to the Railroad and Utility Products and Services segment and the customer contracts will be amortized over a period of 12 years.

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, net of cash acquired of $27.2 million. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan. Acquisition-related costs were $5.9 million in 2014 and $0.3 million in 2013 and are reported in selling, general and administrative expenses.

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

Koppers Holdings Inc.    2014 Annual Report

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

The Osmose Entities had revenues of $391.5 million and net income from continuing operations of $19.3 million for the year ended December 31, 2013. Revenue and operating profit from the Osmose Entities included in our results for the twelve months ended December 31, 2014 totaled $144.3 million and $5.2 million, respectively. Operating profit is net of the amortization of the finished goods inventory value step-up of $3.5 million recognized on the date of acquisition.

The Company has completed a preliminary valuation analyses to determine the fair values of the Osmose Entities’ assets and liabilities. Accordingly, the financial statements include a preliminary fair value determination based on assumptions and estimates that, while considered reasonable under the circumstances, are subject to changes, which may be material.

Upon completion of the valuation analyses, there may be additional increases or decreases to the recorded book values of the acquired assets and liabilities, including but not limited to inventories, brands, trademarks, customer relationships and other intangible assets, and property, plant and equipment that could give rise to future amounts of depreciation and amortization expense and changes in related deferred taxes that are not reflected in the financial statements. Accordingly, once the necessary valuation analyses have been performed and the final fair value determination has been completed, actual results may differ materially from the information presented in these financial statements.

The following table summarizes the Company’s preliminary fair value estimates for the Osmose Entities:

(Dollars in millions)	Initial Allocation
Cash and cash equivalents	$27.2
Accounts receivable, net	60.3
Inventories, net	51.9
Other current assets	3.3
Property, plant and equipment	57.9
Goodwill	178.8
Intangible assets	158.9
Other assets	10.3

Total assets acquired	548.6

Accounts payable	21.2
Accrued liabilities	18.1
Other liabilities	15.2

Total liabilities assumed	54.5

Net assets acquired	$494.1

Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill of $175.4 million and $3.4 million has been allocated, on a preliminary basis, to the Performance Chemicals segment and the Railroad and Utility Products and Services segment, respectively. The Company expects that approximately $150 million of the goodwill recognized will be deductible for tax purposes, but this determination is dependent upon the finalization of the purchase price allocation process.

The following unaudited pro forma information presents a summary of the Company’s revenues and net income from continuing operations as if the acquisition occurred on January 1, 2013. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2013 and does not intend to project the future financial results of the Company after the acquisition of the Osmose Entities. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and do not reflect the cost of any integration activities or the benefits from the acquisition and synergies that may be derived from any integration activities.

	Year Ended December 31,
	2014	2013
(Dollars in millions)
Revenue	$1,819.6	$1,864.1
(Loss) income from continuing operations attributable to Koppers	(13.0)	41.5

Pro forma adjustments reflected in the unaudited pro forma information are based on items that are directly attributable to the acquisition of the Osmose Entities and related financing that are factually supportable and are expected to have a continuing impact on Koppers. These adjustments include, but are not limited to, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, interest expense on acquisition-related debt, removal of acquisition-related transaction expenses, elimination of finished goods inventory step up, elimination of intercompany sales and related income tax effects of the pro forma adjustments.

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$51.1	$51.1	$82.2	$82.2
Investments and other assets(a)	1.5	1.5	1.4	1.4
Financial liabilities:
Long-term debt (including current portion)	$862.1	$850.5	$331.2	$303.1

(a)	Excludes equity method investments.

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

Koppers Holdings Inc.    2014 Annual Report

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net (loss) income attributable to Koppers	$(32.4)	$40.4	$65.6
Less: discontinued operations	0.6	(0.1)	(0.1)

(Loss) income from continuing operations attributable to Koppers	$(33.0)	$40.5	$65.7

Weighted average common shares outstanding:
Basic	20,463	20,575	20,681
Effect of dilutive securities	0	240	246

Diluted	20,463	20,815	20,927

(Loss) earnings per common share – continuing operations:
Basic (loss) earnings per common share	$(1.61)	$1.96	$3.18
Diluted (loss) earnings per common share	(1.61)	1.94	3.14

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	362	240	194

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). The restricted stock units vest on the third anniversary of the grant date or ratably over three years, assuming continued employment by the participant. Performance stock units granted generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of December 31, 2014:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	87,039	130,559
2013 – 2015	0	85,207	127,811
2014 – 2016	0	102,149	153,224

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2014:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2014	148,836	319,984	468,820	$40.30
Granted	99,867	108,506	208,373	$37.92
Credited from dividends	3,813	8,425	12,238	$38.52
Vested	(90,915)	(132,317)	(223,232)	$40.00
Forfeited	(12,695)	(24,218)	(36,913)	$39.51

Non-vested at December 31, 2014	148,906	280,380	429,286	$39.31

Stock options granted to most executive officers vest and become exercisable upon the completion of a three-year service period which commences on the grant date. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited for most participants. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result for most participants. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	421,080	$35.96
Granted	106,658	$37.93
Exercised	(26,349)	$25.51
Expired	(17,870)	$40.14
Forfeited	(34,707)	$39.75

Outstanding at December 31, 2014	448,812	$36.58	5.96	$0.2

Exercisable at December 31, 2014	276,824	$34.71	4.54	$0.2

The intrinsic value of stock options exercised in 2014, 2013 and 2012 totaled $0.3 million, $0.0 million and $2.0 million, respectively.

Koppers Holdings Inc.    2014 Annual Report

Total stock-based compensation expense recognized and cash received from the exercise of stock options for the three years ended December 31, 2014 is as follows:

	Year Ended December 31,
	2014	2013	2012

(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$4.7	$4.3	$6.9
Less related income tax benefit	1.9	1.7	2.8

Decrease in net income attributable to Koppers	$2.8	$2.6	$4.1

Cash received from the exercise of stock options	$0.7	$0.2	$1.6

As of December 31, 2014 total future compensation expense related to non-vested stock-based compensation arrangements totaled $3.6 million and the weighted-average period over which this expense is expected to be recognized is approximately 21 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$833.7	$906.1	$999.7
Railroad and Utility Products and Services	597.8	572.2	555.3
Performance Chemicals	123.5	0.0	0.0

Total	$1,555.0	$1,478.3	$1,555.0

Intersegment revenues:
Carbon Materials and Chemicals	$84.8	$94.2	$106.5
Performance Chemicals	3.0	0.0	0.0

Total	$87.8	$94.2	$106.5

Depreciation and amortization(a):
Carbon Materials and Chemicals	$25.0	$18.2	$16.9
Railroad and Utility Products and Services	11.9	11.5	10.7
Performance Chemicals	7.1	0.0	0.0

Total	$44.0	$29.7	$27.6

Operating profit:
Carbon Materials and Chemicals	$(5.3)	$43.9	$83.1
Railroad and Utility Products and Services	53.6	58.3	45.1
Performance Chemicals	1.6	0.0	0.0
Corporate(b)	(16.7)	(1.9)	(1.6)

Total	$33.2	$100.3	$126.6

Capital expenditures (including acquisitions):
Carbon Materials and Chemicals	$63.7	$58.0	$17.3
Railroad and Utility Products and Services	44.5	15.9	25.0
Performance Chemicals	471.1	0.0	0.0
Corporate	0.7	1.3	0.6

Total	$580.0	$75.2	$42.9

(a)	Excludes impairment charges of $4.7 and $11.9 million in 2014 and 2013, respectively, for Carbon Materials and Chemicals and $0.6 million in 2012 for Railroad and Utility Products and Services.
(b)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., acquisition and acquisition-related integration costs.

Koppers Holdings Inc.    2014 Annual Report

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	December 31,
	2014	2013
(Dollars in millions)
Assets:
Carbon Materials and Chemicals	$514.6	$535.5
Railroad and Utility Products and Services	275.2	179.3
Performance Chemicals	469.0	0.0

Segment assets	1,258.8	714.8
Cash and cash equivalents	0.0	30.0
Income tax receivable	0.0	9.0
Deferred taxes	10.0	13.3
Deferred financing costs	14.5	7.2
Property, plant and equipment, net	3.9	3.8
Deferred charges	1.6	2.6
Other	5.1	4.2

Total	$1,293.9	$784.9

Goodwill:
Carbon Materials and Chemicals	$65.5	$68.0
Railroad and Utility Products and Services	9.3	4.7
Performance Chemicals	172.4	0.0

Total	$247.2	$72.7

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2014	$833.0	$537.1
	2013	782.5	169.1
	2012	827.6	162.9
Australasia	2014	349.0	160.3
	2013	348.3	100.6
	2012	318.9	72.4
Europe	2014	201.1	47.5
	2013	225.1	32.8
	2012	247.8	36.3
Other countries	2014	171.9	0.0
	2013	122.4	0.0
	2012	160.7	0.0

Total	2014	$1,555.0	$744.9
	2013	$1,478.3	$302.5
	2012	$1,555.0	$271.6

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $722.0 million in 2014, $695.8 million in 2013 and $727.4 million in 2012.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Carbon Materials and Chemicals:
Carbon pitch	$330.2	$384.7	$442.4
Creosote and carbon black feedstock	213.7	228.2	233.8
Phthalic anhydride	91.4	98.6	120.0
Naphthalene	73.5	64.5	60.3
Other products	124.9	130.1	143.2

	833.7	906.1	999.7
Railroad and Utility Products and Services:
Railroad crossties	342.2	331.1	341.1
Utility poles	96.1	119.3	101.3
Creosote	51.2	61.4	57.0
Rail joint bars	27.2	24.5	25.6
Railroad infrastructure services	14.8	0.0	0.0
Other products	66.3	35.9	30.3

	597.8	572.2	555.3
Performance Chemicals:
Wood preservative products	107.0	0.0	0.0
Other products	16.5	0.0	0.0

	123.5	0.0	0.0

Total	$1,555.0	$1,478.3	$1,555.0

10. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Years Ended December 31,
	2014	2013	2012
(Dollars in millions)
Current:
Federal	$17.5	$3.5	$15.7
State	0.3	0.6	1.3
Foreign	14.6	14.0	8.6

Total current tax provision	32.4	18.1	25.6
Deferred:
Federal	3.1	16.4	4.9
State	0.0	2.5	(1.2)
Foreign	(1.4)	(0.2)	4.0

Total deferred tax provision (benefit)	1.7	18.7	7.7

Total income tax provision	$34.1	$36.8	$33.3

(Loss) income before income taxes for 2014, 2013 and 2012 included $(1.5) million, $24.6 million and $42.6 million, respectively, from foreign operations.

Koppers Holdings Inc.    2014 Annual Report

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(4.8)	2.1	(0.5)
Foreign earnings taxed at different rates	(440.0)	15.5	0.5
Domestic production activities deduction	40.8	(2.0)	(2.7)
Deferred tax adjustments	3.2	(0.2)	(0.3)
Change in tax contingency reserves	(15.2)	(1.5)	1.2
Legal entity tax restructuring project	(1,503.2)	0.0	0.0
Foreign tax credits	1,203.4	(1.1)	(0.6)
Changes to foreign repatriation plans	104.0	0.0	0.0
Other	(1.2)	0.0	0.5

	(578.0)%	47.8%	33.1%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2014 consolidated retained earnings of the Company included approximately $127 million of undistributed earnings, which are permanently invested, from these foreign entities. It is not practical at this time, however, to estimate the amount of taxes that may be payable on the distribution of these earnings.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax (benefit) included in comprehensive (loss) income but excluded from net income attributable to Koppers relating to adjustments to copper swap contracts is ($2.6) million, $0.0 million, and $0.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The amount of income tax (benefit) provision included in comprehensive (loss) income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(8.1) million, $13.5 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The amount of income tax (expense) benefit included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes was $(0.3) million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
(Dollars in millions)
Deferred tax assets:
Pension and other postretirement benefits obligations	$19.2	$10.3
Tax credits	16.1	10.3
Net operating loss benefit	14.6	10.0
Reserves, including insurance, environmental and deferred revenue	12.4	16.5
Asset retirement obligations	7.5	6.8
Accrued employee compensation	6.7	9.4
Book/tax inventory accounting differences	3.6	3.3
Book over tax depreciation and amortization	3.2	1.3
Capital loss benefit	1.1	1.1
Other	6.4	2.2
Valuation allowance	(32.4)	(19.7)

Total deferred tax assets	58.4	51.5
Deferred tax liabilities:
Tax over book depreciation and amortization	49.0	35.4
Unremitted earnings of foreign subsidiaries	0.5	6.8
Tax/book inventory accounting differences	0.2	1.1
Other	0.6	3.7

Total deferred tax liabilities	50.3	47.0

Net deferred tax assets	$8.1	$4.5

A valuation allowance is provided when it is more likely than not that some portion or all of the related deferred tax assets will not be realized. At December 31, 2014, the Company has recorded a valuation allowance of $7.5 million for certain state net operating loss carryforwards and state tax credit carryforwards anticipated to produce no tax benefit. The Company has recorded a valuation allowance of $15.2 million for certain foreign tax credits in the United States expected to produce no benefit. These foreign tax credits will expire in 2024. The Company has recorded a valuation allowance of $8.6 million for foreign net operating losses and certain foreign temporary differences that most likely will not be deducted. Additionally, the Company has recorded a valuation allowance of $1.1 million for certain capital loss carryforwards in Australia and the United Kingdom expected to produce no benefit.

The Company has tax-effected state net operating losses of $9.5 million, which will expire from 2015 to 2034. Additionally, the Company tax-effected foreign net operating losses of $5.1 million, which will begin to expire in 2018.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Koppers Holdings Inc.    2014 Annual Report

As of December 31, 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $6.0 million and $4.5 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013	2012
(Dollars in millions)
Balance at beginning of year	$6.1	$7.7	$9.9
Additions based on tax provisions related to the current year	0.6	0.4	0.5
Additions for tax provisions of prior years	0.1	0.4	1.3
Additions as a result of acquisitions	1.6	0.0	0.0
Reductions of tax provisions of prior years	(0.6)	(0.8)	(0.5)
Reductions as a result of payments and settlements	0.0	(1.1)	(2.8)
Reductions as a result of a lapse of the applicable statute of limitations	(0.6)	(0.5)	(0.7)

Balance at end of year	$7.2	$6.1	$7.7

The Company recognizes interest expense or interest income and any related penalties from uncertain tax positions in income tax expense. For each year ended December 31, 2014, 2013 and 2012, the Company recognized $1.5 million, $(0.1) million and $0.3 million, respectively, in interest and penalties. As of December 31, 2014 and 2013, the Company had accrued approximately $2.7 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Inventories as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
(Dollars in millions)
Raw materials	$191.1	$105.4
Work in process	2.6	19.2
Finished goods	103.6	94.8

	297.3	219.4
Less revaluation to LIFO	56.1	50.6

Net	$241.2	$168.8

For the year ended December 31, 2013, liquidations of LIFO inventories increased operating profit by $0.2 million.

12. Equity Investments

The Company holds two investments in unconsolidated companies. KSA Limited Partnership is a 50 percent owned concrete crosstie operation located in Portsmouth, Ohio. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) is a 30 percent owned tar distillation facility in the Hebei Province of China. No dividends were paid for the three years ended December 31, 2014. Equity in (losses) earnings for the three years ended December 31, 2014 were as follows:

Equity (loss) income
(Dollars in millions)
2014	$(1.6)
2013	0.8
2012	0.8

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
(Dollars in millions)
Land	$18.7	$9.1
Buildings	45.3	30.6
Machinery and equipment	678.6	608.1

	742.6	647.8
Less accumulated depreciation	442.9	450.8

Net	$299.7	$197.0

Depreciation expense, including impairment charges, for the years ended December 31, 2014, 2013 and 2012 amounted to $38.8 million, $38.3 million and $25.2 million, respectively.

Impairments – Impairment charges for 2014, 2013 and 2012 were $4.7 million, $11.9 million and $0.6 million, respectively. In 2014, impairment charges primarily related to the Carbon Material and Chemicals’ plant in Tangshan, China ($2.8 million, net of non-controlling interest). These impairment charges were calculated using a probability-weighted discounted cash flow model.

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

The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near to TISCO’s coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the TISCO coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once TISCO ceases production activities at the adjacent facility. As of December 31, 2014, all fixed assets directly related to the facility have been substantially depreciated.

The Company believes it would be able to continue fulfilling current domestic Chinese customers and its export commitments with capacity at Koppers (Jiangsu) Carbon Chemical Company Limited, which commenced production in August 2014, its other 30 percent owned Chinese company and through other commercial relationships in China. However, the Company’s margin on export sales may be negatively affected as a result of these actions.

Koppers Holdings Inc.    2014 Annual Report

The 2013 impairment of the Company’s plant in the Netherlands was due to the decision to discontinue coal tar distillation activities at the Uithoorn plant in July 2014. A final determination to discontinue production was made in January 2014 after consultation with and agreement on a severance plan with the plant’s works council and trade union, respectively. As of December 31, 2014, all fixed assets directly related to the facility have been substantially depreciated.

The impairment charge in 2012 related to a Railroad and Utility Products and Services segment’s electricity co-generation plant in the United States.

Port of Portland – In February 2012, approximately 400 tons of carbon pitch leaked from a storage tank at the Company’s terminal facility in Portland, Victoria, Australia. All of the coal tar pitch was contained within the tank farm area and was recovered. Insurance recoveries associated with the leak were a net $0.1 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. Costs directly associated with the leak were $2.5 million for the year ended December 31, 2012 and include inventory losses, emergency response expenses, incremental logistics costs, and material clean-up and removal expenses, net of insurance recoveries.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2014 and December 31, 2013 was as follows:

	Carbon Materials and Chemicals	Railroad and Utility Products and Services	Performance Chemicals	Total
(Dollars in millions)
Balance at December 31, 2012	$70.2	$5.4	$0.0	$75.6
Currency translation	(2.2)	(0.7)	(0.0)	(2.9)

Balance at December 31, 2013	$68.0	$4.7	$0.0	$72.7
Acquisitions	0.0	5.2	175.4	180.6
Currency translation	(2.5)	(0.6)	(3.0)	(6.1)

Balance at December 31, 2014	$65.5	$9.3	$172.4	$247.2

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2014			2013
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

(Dollars in millions)
Customer contracts	9 to 17	14.8	$149.9	$14.5	$135.4	$19.8	$9.7	$10.1
Technology	4 to 12	7.0	26.7	1.4	25.3	0.0	0.0	0.0
Trademarks	4 to 7	6.5	5.6	0.3	5.3	0.0	0.0	0.0
Supply contracts	10	5.2	2.6	1.2	1.4	2.9	1.1	1.8
Non-compete agreements	12	9.8	1.5	1.2	0.3	1.6	1.3	0.3
Favorable lease agreements	3	0.0	0.8	0.8	0.0	0.8	0.8	0.0

Total		13.2	$187.1	$19.4	$167.7	$25.1	$12.9	$12.2

Acquired intangible assets for the year ended December 31, 2014 totaled $133.8 million for customer relationships, $26.9 million for technology and $5.6 million for trademarks. In 2014, the gross carrying value of identifiable intangible assets decreased by $2.2 million due to foreign currency translation. Total amortization expense related to these identifiable intangible assets was $8.4 million, $2.1 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2015	14.9
2016	14.5
2017	14.3
2018	14.3
2019	14.2

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

In the U.S., all qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including most plans for hourly employees, have been frozen or are scheduled to be frozen in the next year. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes. In addition, a number of pension plans are subject to a “soft” freeze which precludes new employees from entering the defined benefit pension plans.

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

Expense related to defined contribution plans totaled $6.9 million, $5.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expense related to contributions to multi-employer pension plans totaled $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net periodic pension costs for 2014, 2013 and 2012 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$2.7	$3.4	$3.5	$0.1	$0.1	$0.1
Interest cost	11.8	10.7	10.7	0.5	0.5	0.5
Expected return on plan assets	(13.9)	(12.5)	(10.7)	0.0	0.0	0.0
Amortization of prior service cost	(0.2)	0.1	0.1	0.0	0.0	0.0
Amortization of net loss	4.0	7.6	8.1	(0.2)	(0.1)	0.0
Amortization of transition asset	0.0	0.0	(0.3)	0.0	0.0	0.0
Settlements and curtailments	0.0	0.1	0.3	0.0	0.0	0.0

Net periodic benefit cost	$4.4	$9.4	$11.7	$0.4	$0.5	$0.6

Koppers Holdings Inc.    2014 Annual Report

Net periodic pension (credit) cost that is expected to be recognized from the amortization of prior service cost and net loss is estimated to total $(0.3) million and $6.3 million, respectively, for all plans in 2015.

The change in the funded status of the pension and postretirement plans as of December 31, 2014 and December 31, 2013 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$237.8	$255.2	$10.4	$11.2
Service cost	2.7	3.4	0.1	0.1
Interest cost	11.8	10.7	0.5	0.5
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial losses (gains)	39.4	(18.6)	(1.1)	(1.3)
Plan amendments	0.0	(1.5)	0.0	0.0
Settlements	0.0	(0.9)	0.0	0.0
Currency translation	(4.4)	0.2	0.0	0.0
Benefits paid	(11.8)	(10.9)	(0.1)	(0.1)

Benefit obligation at end of year	275.7	237.8	9.8	10.4
Change in plan assets:
Fair value of plan assets at beginning of year	205.7	175.6	0.0	0.0
Actual return on plan assets	24.0	19.2	0.0	0.0
Employer contribution	15.1	22.5	0.1	0.1
Plan participants’ contributions	0.2	0.2	0.0	0.0
Settlements	0.0	(0.9)	0.0	0.0
Currency translation	(3.7)	0.0	0.0	0.0
Benefits paid	(11.8)	(10.9)	(0.1)	(0.1)

Fair value of plan assets at end of year	229.5	205.7	0.0	0.0

Funded status of the plan	$(46.2)	$(32.1)	$(9.8)	$(10.4)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.2	$0.6	$0.0	$0.0
Current liabilities	0.9	0.7	0.7	0.8
Noncurrent liabilities	45.5	32.0	9.1	9.6
Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$237.0	$231.9
Fair value of plan assets	200.2	199.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$230.7	$225.0
Fair value of plan assets	200.2	199.2

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2014 and 2013 was $269.0 million and $230.6 million, respectively.

Expected Contributions for the 2015 Fiscal Year

The expected contributions by the Company for 2015 are estimated to be $3.1 million for pension plans and $0.7 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2015	$12.1	$0.7
2016	12.4	0.7
2017	13.3	0.7
2018	14.3	0.7
2019	13.8	0.8
2020 – 2024	78.9	3.1

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.12%	5.06%	4.32%	5.25%
Expected return on plan assets	6.31	7.04
Rate of compensation increase	4.00	3.13
Initial medical trend rate			6.95	7.15

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2014	2013
Debt securities	71%	59%
Equity securities	26	38
Other	3	3

	100%	100%

The Company’s investment strategy for its pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The

Koppers Holdings Inc.    2014 Annual Report

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

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$17.5	$10.5	$0.0	$ 28.0
International equity securities	12.7	20.0	0.0	32.7
U.S. debt securities	36.4	92.1	0.0	128.5
International debt securities	7.8	26.8	0.0	34.6
Real estate and other investments	0.0	1.9	0.0	1.9
Cash and cash equivalents	0.0	3.8	0.0	3.8

	$74.4	$155.1	$0.0	$229.5

	As of December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$17.8	$15.9	$0.0	$ 33.7
International equity securities	0.0	44.3	0.0	44.3
U.S. debt securities	24.8	64.7	0.0	89.5
International debt securities	7.4	24.9	0.0	32.3
Real estate and other investments	0.0	1.5	0.0	1.5
Cash and cash equivalents	0.0	4.4	0.0	4.4

	$50.0	$155.7	$0.0	$205.7

Health Care Cost Trend Rates

The 2014 initial health care cost trend rate is assumed to be 7.15 percent and is assumed to decrease gradually to 4.5 percent in 2027 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.2	(0.2)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $3.8 million in 2014, $2.3 million in 2013 and $5.2 million in 2012.

16. Debt

Debt at December 31, 2014 and December 31, 2013 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2014	2013
(Dollars in millions, except interest rates)
Term Loan	3.63%	2019	$292.5	$0.0
Revolving credit facility	3.63%	2019	204.5	$0.0
Construction and other loans	5.81%	2018	56.5	6.6
Senior Notes	77/ [8]%	2019	297.0	296.5

Total debt			850.5	303.1
Less short-term debt and current maturities of long-term debt			43.9	0.0

Long-term debt (excluding current portion)			$806.6	$303.1

Revolving Credit Facility

On August 15, 2014, Koppers Inc. replaced its $350.0 million revolving credit facility with a new $500.0 senior secured revolving credit facility and a $300.0 million senior secured term loan to finance its acquisition of the Osmose Entities (the “Senior Secured Credit Facilities”). Both borrowings mature on August 15, 2019. The interest rates on the new borrowings are variable and are based on LIBOR. The initial interest rate on the borrowings at August 15, 2014 was 3.25 percent. The senior secured term loan has quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

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

As of December 31, 2014, the Company had $113.5 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2014, $61.5 million of commitments were utilized by outstanding letters of credit.

Koppers Holdings Inc.    2014 Annual Report

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

Debt Maturities and Deferred Financing Costs

At December 31, 2014 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2015	$43.9
2016	36.4
2017	44.9
2018	51.3
2019	677.0
Thereafter	0.0

Total maturities	853.5
Future accretion on Senior Notes	(3.0)

Total debt	$850.5

Unamortized deferred financing costs (net of accumulated amortization of $3.9 million and $5.9 million at December 31, 2014 and 2013, respectively) were $14.5 million and $7.2 million at December 31, 2014 and 2013, respectively, and are included in other assets.

17. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2015	$35.6
2016	30.5
2017	27.5
2018	21.2
2019	7.6
Thereafter	33.7

Total	$156.1

Operating lease expense for 2014, 2013 and 2012 was $36.7 million, $39.4 million and $44.3 million, respectively.

18. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 30 months. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of December 31, 2014, the Company has outstanding copper swap contracts totaling 19.6 million pounds and the fair value of these swap contracts was $(6.5) million which is classified in accrued liabilities in the consolidated balance sheet. The amount of loss recognized in other comprehensive loss totaled $3.8 million, net of tax, at December 31, 2014. The ineffective portion of the copper swap contracts totaled $0.1 million and was charged to cost of sales for the year ended December 31, 2014. In the next twelve months the Company estimates that $2.8 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in other income in the condensed consolidated statement of income. As of December 31, 2014, the Company has outstanding foreign currency forward contracts with a net fair value totaling $0.0 million, consisting of a gross derivative asset of $0.2 million and a gross derivative liability of $0.2 million. The currency units outstanding at December 31, 2014 were British Pound of GBP 15.6 million, Canadian Dollar of CAD 8.0 million and United States Dollar of USD 7.6 million.

Koppers Holdings Inc.    2014 Annual Report

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2014 are as follows:

	Year Ended December 31,
	2014	2013	2012
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0

Common Stock:
Balance at beginning of year	21,722	21,585	21,309
Issued for employee stock plans	216	137	276

Balance at end of year	21,938	21,722	21,585

Treasury Stock:
Balance at beginning of year	(1,390)	(951)	(706)
Shares repurchased	(53)	(439)	(245)

Balance at end of year	(1,443)	(1,390)	(951)

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 112 plaintiffs in 60 cases pending as of December 31, 2014 as compared to 111 plaintiffs in 61 cases pending as of December 31, 2013. As of December 31, 2014, there are a total of 59 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee. Koppers Inc. has been dismissed from three cases formerly pending in state court in Arkansas.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. Under the current scheduling order, the Court has set a deadline of February 23, 2015 for completion of class factual discovery with expert witness discovery to follow. Discovery on the merits is stayed until further order of the court.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“KPC”) is currently a defendant in a putative class action lawsuit filed in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that KPC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with KPC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with KPC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures. The lawsuit was filed on July 16, 2014, and KPC has filed a motion to dismiss. Plaintiffs have responded to the motion and KPC has filed a reply. The motion has been fully briefed and we are awaiting a ruling by the court. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined.

Other Matters. In July 2012, Koppers Netherlands B.V.’s (“Koppers Netherlands”) coal tar distillation plant suffered a series of electrical disruptions which significantly affected plant operations and prevented the resumption of plant operations for a period of approximately three weeks. As a result of the suspension of operations, the coal tar distillation plant was unable to provide steam and other services to an adjacent unaffiliated plant. This unaffiliated plant and Koppers Netherlands’ plant share certain services and plant infrastructure under a cost sharing agreement. In September 2012, Koppers Netherlands received a business interruption claim from the owner of the unaffiliated plant that included an initial claim for lost profits of approximately $1.7 million. In July 2013 the owner of the unaffiliated plant filed a request for arbitration with the Netherlands Arbitration Institute seeking damages for the business interruption claim plus interest, costs and legal fees. In its statement of claim to the arbitration board, the owner of the unaffiliated facility has claimed damages of at least $3.1 million for these costs. The arbitration hearing was held in June 2014. This matter was settled on January 19, 2015 for $1.4 million, which amount will be paid by the insurance carrier for Koppers Netherlands.

Koppers Holdings Inc.    2014 Annual Report

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2014, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $13 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.7 million at December 31, 2014, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $0.9 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $0.8 million as of December 31, 2014.

Koppers Holdings Inc.    2014 Annual Report

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $4.1 million as of December 31, 2014.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $3.3 million and $8.2 million are classified as current liabilities at December 31, 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013
(Dollars in millions)
Balance at beginning of year	$11.9	$14.1
Expense	0.8	1.8
Reversal of reserves	(1.5)	(1.2)
Cash expenditures	(3.7)	(0.9)
Acquisition	0.7	0.0
Currency translation	(0.4)	(1.9)

Balance at end of year	$7.8	$11.9

21. Related Party Transactions

As of December 31, 2014, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2015 with six equal installments beginning June 2015.

22. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$331.4	$356.8	$440.1	$426.7	$1,555.0
Operating profit	0.5	13.3	17.3	2.1	33.2
Income (loss) from continuing operations	(0.1)	0.8	(4.3)	(36.4)	(40.0)
Net income (loss)	(0.1)	0.7	(4.2)	(35.8)	(39.4)
Net income (loss) attributable to Koppers(c)	2.2	1.6	(2.7)	(33.5)	(32.4)
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(a)
Basic –
Continuing operations	$0.11	$0.08	$(0.14)	$(1.66)	$(1.61)
Discontinued operations	0.00	0.00	0.00	0.03	0.03

Earnings (loss) per basic common share	$0.11	$0.08	$(0.14)	$(1.63)	$(1.58)

Diluted –
Continuing operations	$0.11	$0.08	$(0.14)	$(1.66)	$(1.61)
Discontinued operations	0.00	0.00	0.00	0.03	0.03

Earnings (loss) per diluted common share	$0.11	$0.08	$(0.14)	$(1.63)	$(1.58)

Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00
Price range of common stock:
High	$45.92	$45.51	$39.45	$39.88	$45.92
Low	35.51	35.53	33.02	22.52	22.52

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$370.4	$370.9	$395.2	$341.8	$1,478.3
Operating profit(b)	24.9	28.5	39.1	7.8	100.3
Income from continuing operations	11.4	14.8	19.6	(5.6)	40.2
Net income	11.5	14.7	19.5	(5.6)	40.1
Net income attributable to Koppers	11.0	14.4	19.1	(4.1)	40.4
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders:(a)
Basic –
Continuing operations	$0.53	$0.70	$0.93	$(0.20)	$1.96
Discontinued operations	0.00	(0.01)	0.00	0.00	0.00

Earnings per basic common share	$0.53	$0.69	$0.93	$(0.20)	$1.96

Diluted –
Continuing operations	$0.53	$0.70	$0.92	$(0.20)	$1.94
Discontinued operations	0.00	(0.01)	0.00	0.00	0.00

Earnings per diluted common share	$0.53	$0.69	$0.92	$(0.20)	$1.94

Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00
Price range of common stock:
High	$45.72	$46.48	$42.43	$49.99	$49.99
Low	38.70	37.45	34.69	41.61	34.69

(a)	The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share amounts for the year due to differences in weighted average and equivalent shares outstanding for each of the periods presented.
(b)	In the fourth quarter of 2013, the Company recorded asset impairment charges totaling $11.9 million primarily consisting of write-downs related to the Company’s coal tar distillation facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia.
(c)	In the fourth quarter of 2014, the Company recorded a $24.3 million income tax charge related to a legal entity reorganization project.

23. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Performance Chemicals Inc., Koppers Railroad Structures Inc., Koppers NZ, LLC, Koppers-Nevada Limited Liability Company, Wood Protection LP, Wood Protection Management LLC and Koppers Asia LLC. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation.

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

Koppers Holdings Inc.    2014 Annual Report

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $500.0 million and a term loan of up to $300 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility agreement contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $20 million as of December 31, 2014. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $23.6 million, $38.5 million and $27.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$795.9	$143.0	$683.5	$(67.4)	$1,555.0
Cost of sales including depreciation and amortization	0.0	724.5	108.8	639.0	(66.7)	1,405.6
Selling, general and administrative	2.2	59.2	17.4	37.4	0.0	116.2

Operating profit (loss)	(2.2)	12.2	16.8	7.1	(0.7)	33.2
Other income (expense)	0.0	0.2	4.7	(0.6)	(4.3)	0.0
Equity income of subsidiaries	(31.0)	(15.9)	(6.4)	0.0	53.3	0.0
Interest expense	0.0	36.5	0.0	6.9	(4.3)	39.1
Income taxes	(0.8)	(9.0)	30.5	13.4	0.0	34.1

Income from continuing operations	(32.4)	(31.0)	(15.4)	(13.8)	52.6	(40.0)
Discontinued operations	0.0	0.0	(0.6)	1.2	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(7.0)	0.0	(7.0)

Net loss attributable to Koppers	$(32.4)	$(31.0)	$(16.0)	$(5.6)	$52.6	$(32.4)

Comprehensive loss attributable to Koppers	$(82.5)	$(81.1)	$(54.4)	$(35.1)	$170.6	$(82.5)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$843.7	$61.8	$622.2	$(49.4)	$1,478.3
Cost of sales including depreciation and amortization	0.0	745.4	43.5	566.9	(49.5)	1,306.3
Selling, general and administrative	1.9	41.5	0.7	27.6	0.0	71.7

Operating profit (loss)	(1.9)	56.8	17.6	27.7	0.1	100.3
Other income (expense)	0.0	1.3	4.2	2.1	(4.1)	3.5
Equity income of subsidiaries	41.7	17.5	11.4	0.0	(70.6)	0.0
Interest expense	0.0	26.7	0.0	4.2	(4.1)	26.8
Income taxes	(0.6)	7.3	16.4	13.7	0.0	36.8

Income from continuing operations	40.4	41.6	16.8	11.9	(70.5)	40.2
Discontinued operations	0.0	0.1	0.0	(0.2)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.3)	0.0	(0.3)

Net income attributable to Koppers	$40.4	$41.7	$16.8	$12.0	$(70.5)	$40.4

Comprehensive income attributable to Koppers	$52.3	$53.5	$8.4	$13.8	$(75.7)	$52.3

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$893.2	$97.5	$638.4	$(74.1)	$1,555.0
Cost of sales including depreciation and amortization	0.0	786.6	78.0	562.0	(73.8)	1,352.8
Selling, general and administrative	1.6	45.1	2.1	26.8	0.0	75.6

Operating profit (loss)	(1.6)	61.5	17.4	49.6	(0.3)	126.6
Other income (expense)	0.0	0.4	6.1	0.6	(5.2)	1.9
Equity income of subsidiaries	66.6	40.8	28.8	0.1	(136.3)	0.0
Interest expense	0.0	27.4	0.0	5.8	(5.3)	27.9
Income taxes	(0.6)	8.7	12.5	12.7	0.0	33.3

Income from continuing operations	65.6	66.6	39.8	31.8	(136.5)	67.3
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	1.6	0.0	1.6

Net income attributable to Koppers	$65.6	$66.6	$39.8	$30.1	$(136.5)	$65.6

Comprehensive income attributable to Koppers	$73.7	$74.8	$44.0	$32.4	$(151.2)	$73.7

Koppers Holdings Inc.    2014 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1
Receivables, net	0.0	75.7	20.0	103.0	0.0	198.7
Affiliated receivables	0.8	4.5	9.3	1.3	(15.9)	0.0
Inventories, net	0.0	108.8	30.8	102.6	(1.0)	241.2
Deferred tax assets	0.0	8.0	1.0	1.5	0.0	10.5
Other current assets	0.0	3.0	2.2	34.6	0.0	39.8

Total current assets	0.8	200.0	64.2	293.2	(16.9)	541.3
Equity investments	74.5	767.2	213.5	3.6	(1,053.8)	5.0
Property, plant and equipment, net	0.0	121.2	43.1	135.4	0.0	299.7
Goodwill	0.0	39.8	149.9	57.5	0.0	247.2
Intangible assets, net	0.0	2.2	128.1	37.4	0.0	167.7
Deferred tax assets	0.0	(1.0)	1.1	7.7	0.0	7.8
Affiliated loan receivables	0.0	40.5	212.0	40.9	(293.4)	0.0
Other noncurrent assets	0.0	19.1	5.2	0.9	0.0	25.2

Total assets	$75.3	$1,189.0	$817.1	$576.6	($1,364.1)	$1,293.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$60.9	$9.0	$50.6	$0.0	$120.6
Affiliated payables	0.0	13.2	2.7	13.5	(29.4)	0.0
Accrued liabilities	5.2	37.9	29.5	55.0	0.0	127.6
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	13.9	0.0	43.9

Total current liabilities	5.3	142.0	41.2	133.0	(29.4)	292.1
Long-term debt	0.0	764.0	0.0	42.6	0.0	806.6
Affiliated debt	0.0	145.5	35.9	112.0	(293.4)	0.0
Other long-term liabilities	0.0	68.6	7.7	35.0	0.0	111.3

Total liabilities	5.3	1,120.1	84.8	322.6	(322.8)	1,210.0
Koppers shareholders’ equity	70.0	68.9	732.3	240.1	(1,041.3)	70.0
Noncontrolling interests	0.0	0.0	0.0	13.9	0.0	13.9

Total liabilities and equity	$75.3	$1,189.0	$817.1	$576.6	($1,364.1)	$1,293.9

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2
Receivables, net	0.0	75.6	9.3	82.0	0.0	166.9
Affiliated receivables	0.2	1.1	3.9	2.3	(7.5)	0.0
Inventories, net	0.0	86.1	0.0	82.9	(0.2)	168.8
Deferred tax assets	0.0	7.9	1.5	0.6	0.0	10.0
Other current assets	0.0	7.3	0.6	37.3	0.0	45.2

Total current assets	0.2	207.9	15.4	257.3	(7.7)	473.1
Equity investments	174.7	333.5	182.9	4.6	(689.1)	6.6
Property, plant and equipment, net	0.0	112.2	0.0	84.8	0.0	197.0
Goodwill	0.0	39.8	0.0	32.9	0.0	72.7
Deferred tax assets	0.0	2.4	(1.4)	8.3	0.0	9.3
Affiliated loan receivables	0.0	8.5	123.8	40.9	(173.2)	0.0
Other noncurrent assets	0.0	15.0	0.0	11.2	0.0	26.2

Total assets	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

LIABILITIES AND EQUITY
Accounts payable	$0.0	$48.3	$6.7	$52.6	$0.0	$107.6
Affiliated payables	0.0	1.9	4.0	8.6	(14.5)	0.0
Accrued liabilities	5.1	27.8	0.5	54.1	0.0	87.5

Total current liabilities	5.1	78.0	11.2	115.3	(14.5)	195.1
Long-term debt	0.0	296.5	0.0	6.6	0.0	303.1
Affiliated debt	0.0	109.5	8.5	55.2	(173.2)	0.0
Other long-term liabilities	0.0	67.6	2.5	26.8	0.0	96.9

Total liabilities	5.1	551.6	22.2	203.9	(187.7)	595.1
Koppers shareholders’ equity	169.8	167.7	298.5	216.1	(682.3)	169.8
Noncontrolling interests	0.0	0.0	0.0	20.0	0.0	20.0

Total liabilities and equity	$174.9	$719.3	$320.7	$440.0	$(870.0)	$784.9

Koppers Holdings Inc.    2014 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$21.8	$23.8	$34.7	$9.5	$(54.3)	$35.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(518.5)	(16.7)	(59.9)	14.8	(580.3)
(Loans to) repayments from affiliates	0.0	(32.2)	(38.9)	0.0	71.1	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.1	0.1	0.1	0.0	0.3

Net cash used in investing activities	0.0	(550.6)	(55.5)	(59.8)	85.9	(580.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	497.0	0.0	50.5	0.0	547.5
Borrowings (repayments) of affiliated debt	0.0	35.8	27.6	7.7	(71.1)	0.0
Deferred financing costs	0.0	(11.1)	0.0	0.0	0.0	(11.1)
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(20.5)	(23.6)	(6.1)	(24.5)	54.3	(20.4)
Stock issued (repurchased)	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)

Net cash provided by (used in) financing activities	(21.8)	498.1	21.5	49.9	(31.6)	516.1
Effect of exchange rates on cash	0.0	(1.2)	1.0	(2.5)	0.0	(2.7)

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	1.7	(2.9)	0.0	(31.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$1.8	$49.3	$0.0	$51.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$37.8	$278.7	$130.1	$47.6	$(376.6)	$117.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(23.3)	0.0	(51.9)	0.0	(75.2)
(Loans to) repayments from affiliates	0.0	(0.8)	193.2	(1.7)	(190.7)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.3	0.0	1.6	0.0	2.9

Net cash used in investing activities	0.0	(22.8)	193.2	(52.0)	(190.7)	(72.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	0.0	0.0	6.6	0.0	6.6
Borrowings of affiliated long-term debt	0.0	(191.5)	0.8	0.0	190.7	0.0
Deferred financing costs	0.0	(1.3)	0.0	0.0	0.0	(1.3)
Dividends paid	(20.5)	(38.5)	(324.0)	(14.7)	376.6	(21.1)
Stock issued and repurchased	(17.3)	0.0	0.0	0.0	0.0	(17.3)
Other financing receipts	0.0	0.5	0.0	2.3	0.0	2.8

Net cash provided by (used in) financing activities	(37.8)	(230.8)	(323.2)	(5.8)	567.3	(30.3)
Effect of exchange rates on cash	0.0	0.0	0.0	0.5	0.0	0.5

Net increase in cash and cash equivalents	0.0	25.1	0.1	(9.7)	0.0	15.5
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7

Cash and cash equivalents at end of period	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$26.1	$44.6	$8.7	$30.9	$(32.5)	$77.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(21.3)	0.0	(21.6)	0.0	(42.9)
Loan repayment by related party	0.0	0.0	0.0	2.2	0.0	2.2
(Loans to) repayments from affiliates	0.0	0.3	(8.4)	(2.7)	10.8	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.4	0.0	0.4	0.0	0.8

Net cash used in investing activities	0.0	(20.6)	(8.4)	(21.7)	10.8	(39.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(6.4)	0.0	0.0	0.0	(6.4)
Borrowings of affiliated long-term debt	0.0	13.3	(0.3)	(2.2)	(10.8)	0.0
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(19.5)	(27.6)	0.0	(4.9)	32.5	(19.5)
Stock issued and repurchased	(6.6)	0.0	0.0	0.0	0.0	(6.6)
Other financing receipts	0.0	1.6	0.0	3.7	0.0	5.3

Net cash provided by (used in) financing activities	(26.1)	(19.2)	(0.3)	(3.4)	21.7	(27.3)
Effect of exchange rates on cash	0.0	0.0	0.0	2.0	0.0	2.0

Net increase in cash and cash equivalents	0.0	4.8	0.0	7.8	0.0	12.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	54.1	0.0	54.1

Cash and cash equivalents at end of period	$0.0	$4.8	$0.0	$61.9	$0.0	$66.7

Koppers Holdings Inc.    2014 Annual Report

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

ITEM 9B. OTHER INFORMATION

On February 24, 2015, our management, development and compensation committee approved, and our board of directors ratified, the Koppers Annual Incentive Plan (the “Annual Incentive Plan”), which is the company’s annual bonus/cash incentive plan beginning with fiscal year 2015. The Annual Incentive Plan replaces certain of the company’s prior annual bonus/cash incentive plans, namely, our Senior Management Corporate Incentive Plan and our Management Incentive Plan.

Under the Annual Incentive Plan, eighty percent (80%) of a participant’s incentive opportunity will be based on company performance goals, while the remaining twenty percent (20%) will be based solely on individual goals independent of company performance goals. The company performance goals are measured compared to targeted levels established at the beginning of each year. The performance goals are based on the earnings before interest, taxes, depreciation and amortization (or “EBITDA”) at either the consolidated company level or a combination of the consolidated company level and applicable business unit level. EBITDA as measured under the Annual Incentive Plan may be adjusted by the management, development and compensation committee or the board of directors in its discretion to account for certain extraordinary items.

The preceding description of the Annual Incentive Plan is qualified and supplemented in all respects by the plan document, which is attached hereto as Exhibit 10.97 and is incorporated herein by reference.

On February 24, 2015, our management, development and compensation committee approved, and our board of directors ratified, a special incentive award to Walter W. Turner, a director of Koppers Holdings Inc. and former President and Chief Executive of Koppers Holdings Inc. and Koppers Inc., with a grant date of March 3, 2015. Mr. Turner’s award consists of time-based restricted stock units valued at approximately $161,500. Mr. Turner’s award will vest twelve (12) months after the grant date provided, however, that if Mr. Turner’s service as a director terminates, for any reason, prior to the vesting date, the stock units will vest ratably over the service period. There are special vesting provisions related to a change in control. Dividends declared on the Company’s common stock during the restricted period of this award will be credited at equivalent value as additional stock units and become payable as additional common shares upon vesting.

The preceding description of Mr. Turner’s award is qualified and supplemented in all respects by the award agreement, which is attached hereto as Exhibit 10.102 and is incorporated herein by reference.

Koppers Holdings Inc.    2014 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

The information required by Item 407(c)(3) of Regulation S-K is included in the Proxy Statement under the caption “Corporate Governance Matters — Nomination Procedures” and is incorporated herein by reference.

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

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in Part II, Item 5 of this report under “Equity Compensation Plans” and in the Proxy Statement under the captions “Common Stock Ownership” and is incorporated herein by reference.

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

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 97. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

Koppers Holdings Inc.    2014 Annual Report

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Joint Venture Contract for the establishment of Koppers (Jiangsu) Carbon Chemical Company Limited between Koppers International B.V. and Yizhou Group Company Limited dated September 10, 2012 (incorporated by reference to exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012) (Commission File No. 001-32737).
2.2	Asset Purchase Agreement by and between Tolko Industries Ltd., Koppers Ashcroft Inc. and Koppers Inc., dated as of January 7, 2014 (incorporated by reference to exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014) (Commission File No. 001-32737).
2.3	Stock Purchase Agreement by and among Osmose Holdings, Inc., Osmose, Inc., Osmose Railroad Services, Inc., and Koppers Inc., dated as of April 13, 2014 (incorporated by reference to exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014) (Commission File No. 001-32737).
2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of August 15, 2014, by and among Koppers Inc., Osmose Holdings, Inc., Osmose, Inc. and Osmose Railroad Services, Inc. (incorporated by reference to exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on May 2, 2014 (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2014) (Commission File No. 001-32737).
3.2	Amended and Restated Bylaws of the Company, as amended on August 6, 2014 (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014) (Commission File No. 001-32737).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009 (incorporated by reference to exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010) (Commission File No. 001-32737).
4.2	Subscription Agreement by and between Koppers Inc. and Mr. Walter Turner dated December 1, 2009 (incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010) (Commission File No. 001-32737).
4.3	Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009 (incorporated by reference to exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010) (Commission File No. 001-32737).
4.4	Supplemental Indenture, dated as of February 24, 2010, to the Indenture dated as of December 1, 2009 among Koppers Ventures LLC, Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
4.5	Second Supplemental Indenture, dated as of August 15, 2014, to the Indenture dated as of December 1, 2009 among Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed on February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed on February 7, 1994).

Exhibit No.	Exhibit
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K for the year ended December 31, 2002 filed on March 5, 2003) (Commission File No. 001-12716).
10.12*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.14*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.15*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to exhibit 10.15 to the Koppers Inc. Form 10-K for the year ended December 31, 2003 filed on March 18, 2004) (Commission File No. 001-12716).
10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004) (Commission File No. 001-12716).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005) (Registration No. 333-122810).
10.37*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective February 28, 2014 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders filed on March 27, 2014) (Commission File No. 001-32737).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc. (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006) (Commission File No. 001-32737).
10.45	Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co,. Ltd. (incorporated by reference to exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 22, 2007) (Commission File No. 001-32737).
10.48*	Koppers Holdings Inc. Benefit Restoration Plan (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007) (Commission File No. 001-32737).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A. (incorporated by reference to exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008) (Commission File No. 001-32737).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated (incorporated by reference to exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014) (Commission File No. 001-32737).

Koppers Holdings Inc.    2014 Annual Report

Exhibit No.	Exhibit
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.54*	Amendment to Employment Agreement with Brian H. McCurrie effective as of January 1, 2009 (incorporated by reference to exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.56*	Amendment to the Employee Savings Plan of Koppers Inc. and Subsidiaries effective as of January 1, 2008 (incorporated by reference to exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.57*	Amendment to the Retirement Plan for Koppers Inc. effective January 1, 2008 (incorporated by reference to exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).
10.62*	Restricted Stock Unit Issuance Agreement – Time Vesting (incorporated by reference to exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.63*	Restricted Stock Unit Issuance Agreement – Performance Vesting (incorporated by reference to exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.64*	Notice of Grant of Stock Option (incorporated by reference to exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.65*	Amendment #2 to Employment Agreement with Brian H. McCurrie effective May 1, 2010 (incorporated by reference to exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 22, 2011) (Commission File No. 001-32737).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting (incorporated by reference to exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011) (Commission File No. 001-32737).
10.68*	Summary of Terms and Conditions of Employment between Mark R. McCormack and Koppers (incorporated by reference to exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011) (Commission File No. 001-32737).
10.73*	Amendment No. 2 to Employment Agreement with Steven R. Lacy effective December 19, 2012 (incorporated by reference to exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.74*	Amendment No. 3 to Employment Agreement with Brian McCurrie effective December 19, 2012 (incorporated by reference to exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.75*	Employment Agreement between Koppers Inc. and Walter W. Turner effective January 1, 2013 (incorporated by reference to exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.76*	2013 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner (incorporated by reference to exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.77*	2013 Restricted Stock Unit Issuance Agreement – Performance Vesting for Walter W. Turner (incorporated by reference to exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).
10.78*	2013 Notice of Grant of Stock Option for Walter W. Turner (incorporated by reference to exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013) (Commission File No. 001-32737).

Exhibit No.	Exhibit
10.80*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive (incorporated by reference to exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013) (Commission File No. 001-32737).
10.81*	Amendment No. 3 to Employment Agreement with Steven R. Lacy effective August 7, 2013 (incorporated by reference to exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013) (Commission File No. 001-32737).
10.82*	Amendment No. 4 to Employment Agreement with Brian H. McCurrie effective August 7, 2013 (incorporated by reference to exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013) (Commission File No. 001-32737).
10.84*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting (incorporated by reference to exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014) (Commission File No. 001-32737).
10.85*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner (incorporated by reference to exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014) (Commission File No. 001-32737).
10.86*	Senior Management Corporate Incentive Plan (incorporated by reference to exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014) (Commission File No. 001-32737).
10.87*	Management Incentive Plan (incorporated by reference to exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014) (Commission File No. 001-32737).
10.88*	EBIT Based Management Incentive Plan (incorporated by reference to exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014).
10.89*	Letter dated April 24, 2014 from Koppers Inc. to Brian H. McCurrie (incorporated by reference to exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2014) (Commission File No. 001-32737).
10.90*	Agreement and General Release by and between Brian H. McCurrie and Koppers Inc., dated as of July 29, 2014 (incorporated by reference to exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014) (Commission File No. 001-32737).
10.91	Credit Agreement, dated as of August 15, 2014, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.92*	Key Employee Non-Competition Agreement, dated November 8, 2006, between Osmose Holdings, Inc. and Paul Goydan (incorporated by reference to exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.93*	Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, between Osmose Holdings, Inc. and Paul Goydan (incorporated by reference to exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.94*	Employment Letter Agreement, dated March 14, 2012, between Osmose, Inc. and Paul Goydan (incorporated by reference to exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.95*	Amendment to Employment Letter Agreement, dated June 25, 2014, by and among Osmose, Inc. and Paul Goydan (incorporated by reference to exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014) (Commission File No. 001-32737).
10.96***	First Amendment to Credit Agreement and Consent and Waiver, dated as of December 17, 2014 by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent.

Koppers Holdings Inc.    2014 Annual Report

Exhibit No.	Exhibit
10.97* ***	Koppers Annual Incentive Plan.
10.98* ***	Restricted Stock Unit Issuance Agreement – Time Vesting.
10.99* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.100* ***	Notice of Grant of Stock Option.
10.101* ***	Executive Income Summary for Paul Goydan.
10.102* ***	2015 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan.

***	Filed herewith.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Business Acquisition	Increase (Decrease) to Expense	Net (Write- Offs) Recoveries	Currency Translation	Balance at End of Year
(Dollars in millions)
2014
Allowance for doubtful accounts	$3.6	$2.6	$(0.2)	$0.0	$(0.4)	$5.6

Inventory obsolescence reserves	$1.7	$0.8	$1.0	$0.0	$(0.1)	$3.4

Deferred tax valuation allowance	$19.7	$1.5	$11.4	$0.0	$(0.2)	$32.4

2013
Allowance for doubtful accounts	$3.7	$0.0	$(0.2)	$0.0	$0.1	$3.6

Inventory obsolescence reserves	$1.1	$0.0	$0.7	$0.0	$(0.1)	$1.7

Deferred tax valuation allowance	$17.4	$0.0	$2.6	$(0.2)	$(0.1)	$19.7

2012
Allowance for doubtful accounts	$0.3	$0.0	$3.2	$0.0	$0.2	$3.7

Inventory obsolescence reserves	$1.4	$0.0	$0.5	$(0.8)	$0.0	$1.1

Deferred tax valuation allowance	$10.2	$0.0	$8.8	$(1.6)	$0.0	$17.4

Koppers Holdings Inc.    2014 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPPERS HOLDINGS INC.

BY:	/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity		Date

/S/ LEROY M. BALL, JR. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		March 2, 2015

/S/ MICHAEL J. ZUGAY Michael J. Zugay	Chief Financial Officer (Principal Financial and Principal Accounting Officer)		March 2, 2015
David M. Hillenbrand	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng	Director	By	/S/ LEROY M. BALL, JR.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Stephen R. Tritch	Director		March 2, 2015
Walter W. Turner	Director
T. Michael Young	Director