Form 10-Q
period 2015-03-31
Koppers Holdings Inc.
filed 2015-05-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2015 amounted to 20,534,417 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$397.8	$331.4
Cost of sales (excluding items below)	343.5	285.1
Depreciation and amortization	15.0	8.9
Gain on sale of business	(3.2)	0.0
Impairment and restructuring charges	2.7	15.5
Selling, general and administrative expenses	31.8	21.4

Operating profit	8.0	0.5
Other income	0.2	0.2
Interest expense	13.0	6.8

Loss before income taxes	(4.8)	(6.1)
Income taxes	(0.6)	(6.0)

Net loss	(4.2)	(0.1)
Net loss attributable to noncontrolling interests	(0.8)	(2.3)

Net (loss) income attributable to Koppers	$(3.4)	$2.2

(Loss) earnings per common share attributable to Koppers common shareholders:
Basic	$(0.16)	$0.11
Diluted	$(0.16)	$0.11

Comprehensive (loss) income	$(14.3)	$2.6
Comprehensive loss attributable to noncontrolling interests	(0.8)	(2.7)

Comprehensive (loss) income attributable to Koppers	$(13.5)	$5.3

Weighted average shares outstanding (in thousands):
Basic	20,512	20,384
Diluted	20,512	20,588
Dividends declared per common share	$0.00	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2015	December 31, 2014
(Dollars in millions, except share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$25.8	$51.1
Accounts receivable, net of allowance of $5.3 and $5.6	190.8	198.7
Income tax receivable	4.5	0.0
Inventories, net	222.5	241.2
Deferred tax assets	10.7	10.5
Loan to related party	9.5	9.5
Other current assets	31.5	30.3

Total current assets	495.3	541.3
Equity in non-consolidated investments	4.5	5.0
Property, plant and equipment, net	294.0	299.7
Goodwill	248.7	247.2
Intangible assets, net	169.1	167.7
Deferred tax assets	7.0	7.8
Other assets	25.2	25.2

Total assets	$1,243.8	$1,293.9

Liabilities
Accounts payable	$142.9	$120.6
Accrued liabilities	107.4	122.5
Dividends payable	1.7	5.1
Current maturities of long-term debt	44.7	43.9

Total current liabilities	296.7	292.1
Long-term debt	770.9	806.6
Accrued postretirement benefits	53.8	54.7
Deferred tax liabilities	9.0	10.2
Other long-term liabilities	47.0	46.4

Total liabilities	1,177.4	1,210.0
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; 21,991,940 and 21,938,260 shares issued	0.2	0.2
Additional paid-in capital	165.1	164.5
Retained earnings	14.7	18.0
Accumulated other comprehensive loss	(70.5)	(60.3)
Treasury stock, at cost, 1,457,523 and 1,443,248 shares	(52.7)	(52.4)

Total Koppers shareholders’ equity	56.8	70.0
Noncontrolling interests	9.6	13.9

Total equity	66.4	83.9

Total liabilities and equity	$1,243.8	$1,293.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net loss	$(4.2)	$(0.1)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	15.0	8.9
Impairment charges	2.7	4.7
Gain on sale of assets and businesses	(3.2)	0.0
Deferred income taxes	(1.6)	(7.2)
Equity loss, net of dividends received	0.5	0.0
Change in other liabilities	0.7	(2.8)
Non-cash interest expense	0.9	0.4
Stock-based compensation	0.7	1.2
Other	1.8	0.2
Changes in working capital:
Accounts receivable	3.1	2.1
Inventories	4.8	(6.6)
Accounts payable	24.2	(16.8)
Accrued liabilities and other working capital	(25.7)	2.3

Net cash provided by (used in) operating activities	19.7	(13.7)
Cash provided by (used in) investing activities:
Capital expenditures	(7.0)	(14.8)
Acquisitions, net of cash acquired	(15.3)	(29.6)
Net cash proceeds from divestitures and asset sales	12.3	0.0

Net cash used in investing activities	(10.0)	(44.4)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	148.1	67.5
Repayments of revolving credit	(176.5)	(52.5)
Borrowings of long-term debt	0.0	22.2
Repayments of long-term debt	(6.6)	0.0
Repurchases of Common Stock	(0.3)	(2.0)
Payment of deferred financing costs	(0.1)	0.0
Dividends paid	(6.8)	(5.0)

Net cash provided by (used in) financing activities	(42.2)	30.2
Effect of exchange rate changes on cash	7.2	0.4

Net decrease in cash and cash equivalents	(25.3)	(27.5)
Cash and cash equivalents at beginning of year	51.1	82.2

Cash and cash equivalents at end of period	$25.8	$54.7

Supplemental disclosure of cash flows information:
Noncash investing activities:
Promissory note from divestiture and asset sale	$1.3	$0.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2014 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2014.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014-09. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU No. 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

The Company adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limit the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. We considered this amended guidance and determined the sale of the North American utility pole business should not be reported as a discontinued operation. The Company does not believe the sale of this business to have a major effect on the Company’s operations and financial results.

3. Plant Closures and Dispositions

On January 16, 2015, Koppers Inc. sold its North American utility pole business for cash of $12.3 million and a promissory note of $1.3 million. The Company recognized a gain of $3.2 million on this transaction. The promissory note is repayable in four equal annual installments beginning January 2016. This gain is reported in “Gain on sale of business” on the Consolidated Statement of Operations. The proceeds of the sale are reported within “Net cash proceeds from divestitures and asset sales” on the Condensed Consolidated Statement of Cash Flows.

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, the Company recorded a severance and fixed asset impairment charge of $2.7 million. As of March 31, 2015, the remaining net book value of fixed assets subject to impairment was $1.6 million. This amount will be reflected in depreciation expense on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets. The closure is expected to be completed by July 2015.

In January 2014, the Company announced its decision to discontinue coal tar distillation activities at its facility located in Uithoorn, the Netherlands. The decision was made as a result of a detailed analysis of its overall European manufacturing asset footprint in light of deteriorating market conditions in Europe and a variety of other factors, including regulatory requirements for significant capital expenditures at the facility. The Company has discontinued distillation activities and expects to complete closure at the site by the end of 2016. For the three months ended March 31, 2014, the Company recorded closure costs of $10.8 million for severance and site demolition liabilities. The facility is part of the Carbon Materials and Chemicals segment.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	9.8	0.0	3.2	0.1	13.1
Reversal of accrued charges	0.0	(1.1)	(0.9)	0.0	(2.0)
Cash paid	(9.7)	0.0	(1.3)	0.0	(11.0)
Currency translation	(0.2)	(0.4)	(0.4)	0.0	(1.0)

Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	0.3	0.0	0.0	0.0	0.3
Reversal of accrued charges	0.0	0.0	(0.2)	(0.1)	(0.3)
Cash paid	0.0	0.0	(1.1)	0.0	(1.1)
Currency translation	0.0	(0.3)	(0.3)	0.0	(0.6)

Reserve at March 31, 2015	$0.3	$3.8	$2.3	$0.0	$6.4

4. Business Acquisitions

KMG – On January 16, 2015, Koppers Inc. acquired the creosote sales and distribution business of KMG Chemicals, Inc. located in Avondale, Louisiana. The purchase price was $15.1 million, and was funded primarily by proceeds from the sale of the North American utility pole business. The preliminary allocation of purchase price to acquired assets primarily consisted of inventory totaling $3.0 million, intangible assets consisting primarily of customer relationships totaling $7.8 million and goodwill of $4.2 million. The tax deductible goodwill is allocated to the Carbon Materials and Chemicals segment and the customer contracts will be amortized over a preliminarily estimated period of 18 years.

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, less cash acquired of $27.2 million. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan. Acquisition-related costs for the three month period ended March 31, 2015 were $1.4 million and are reported in selling, general and administrative expenses.

Subsequent to the acquisition, Osmose, Inc. was renamed Koppers Performance Chemicals Inc. and Osmose Railroad Services, Inc. was renamed Koppers Railroad Structures Inc. Koppers Performance Chemicals Inc.’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Substantially all of the businesses of Koppers Performance Chemicals Inc. are reported as our Performance Chemicals segment. Koppers Railroad Structures Inc. is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America. Koppers Railroad Structures Inc. and one wood treating company, which is a subsidiary of Koppers Performance Chemicals Inc., are reported as part of the Railroad and Utility Products and Services segment.

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

The following unaudited pro forma information presents a summary of the Company’s revenues and net income from continuing operations as if the acquisition occurred on January 1, 2014. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2014 and does not intend to project the future financial results of the Company after the acquisition of the Osmose Entities. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and do not reflect the cost of any integration activities or the benefits from the acquisition and synergies that may be derived from any integration activities.

Three months ended March 31, 2014
(Dollars in millions)
Revenue	$422.7
Income from continuing operations attributable to Koppers	0.5

Pro forma adjustments reflected in the unaudited pro forma information are based on items that are directly attributable to the acquisition of the Osmose Entities and related financing that are factually supportable and are expected to have a continuing impact on Koppers. These adjustments include, but are not limited to, depreciation and amortization related to preliminary fair value adjustments to property, plant and equipment and intangible assets, interest expense on acquisition-related debt, removal of acquisition-related transaction expenses, the elimination of intercompany sales and related income tax effects of the pro forma adjustments.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$25.8	$25.8	$51.1	$51.1
Investments and other assets(a)	1.5	1.5	1.5	1.5
Financial liabilities:
Long-term debt (including current portion)	$826.0	$815.6	$862.1	$850.5

(a)	Excludes equity method investments.

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

Derivatives – The fair value of the Company’s derivatives are disclosed in Note 17 – Derivative Financial Instruments

6. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2015 and 2014 is summarized in the table below:

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
Net loss	$(4.2)	$(0.1)
Other comprehensive (loss) income:
Change in currency translation adjustment	(10.8)	(0.3)
Change in foreign currency transactions of long-term subsidiary investments	0.0	2.4
Change in derivative financial instrument net loss, net of tax benefit (expense) of $0.1 and $0.0	(0.3)	0.0
Change in unrecognized pension net loss, net of tax expense of $(0.4) and $(0.2)	1.0	0.6

Total comprehensive (loss) income	(14.3)	2.6
Less: comprehensive loss attributable to noncontrolling interests	(0.8)	(2.7)

Comprehensive (loss) income attributable to Koppers	$(13.5)	$5.3

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss and unrecognized prior service cost. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include losses related to derivative financial instruments of $0.9 million for the three months ended March 31, 2015.

The following tables present the change in equity for the three months ended March 31, 2015 and 2014, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$70.0	$13.9	$83.9
Net loss	(3.4)	(0.8)	(4.2)
Employee stock plans	0.6	0.0	0.6
Other comprehensive loss	(10.1)	0.0	(10.1)
Dividends	0.0	(3.5)	(3.5)
Repurchases of common stock	(0.3)	0.0	(0.3)

Balance at March 31, 2015	$56.8	$9.6	$66.4

(Dollars in millions)	Total Koppers Shareholders’ Equity’	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	2.2	(2.3)	(0.1)
Employee stock plans	1.2	0.0	1.2
Other comprehensive income (loss)	3.2	(0.5)	2.7
Dividends	(5.2)	0.0	(5.2)
Repurchases of common stock	(2.0)	0.0	(2.0)

Balance at March 31, 2014	$169.2	$17.2	$186.4

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2015	2014
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net (loss) income attributable to Koppers	$(3.4)	$2.2

Weighted average common shares outstanding:
Basic	20,512	20,384
Effect of dilutive securities	0	204

Diluted	20,512	20,588

(Loss) earnings per common share
Basic (loss) earnings per common share	$(0.16)	$0.11
Diluted (loss) earnings per common share	(0.16)	0.11

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	530	235

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants prior to 2015, restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. For the March 2015 grant, the restricted stock units vest in four equal annual installments. Performance stock units granted generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent or 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Dividends declared on the Company’s common stock during the period prior to vesting of the stock units are credited at equivalent value as additional stock units and become payable as additional common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any non-vested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result. There are special vesting provisions for the stock units related to a change in control.

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

The following table shows a summary of the performance stock units as of March 31, 2015:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2012 – 2014	0	80,714	121,071
2013 – 2015	0	96,954	145,431
2014 – 2016	0	223,684	447,368

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2015:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2014	148,906	280,381	429,287	$39.31
Granted	116,215	223,684	339,899	$17.57
Credited from dividends	3,907	5,970	9,877	$37.98
Vested	(42,748)	0	(42,748)	$38.08
Forfeited	(7,762)	(103,224)	(110,986)	$42.07
Non-vested at March 31, 2015	218,518	406,811	625,329	$27.07

For grants prior to 2015, stock options granted to most executive officers vest and become exercisable upon the completion of a three-year service period which commences on the grant date. For the March 2015 grant, the stock options vest in four equal annual installments. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	March 2015 Grant	February 2014 Grant	February 2013 Grant
Grant date price per share of stock option award	$17.57	$37.93	$42.76
Expected dividend yield per share	3.40%	2.75%	2.75%
Expected life in years	5.75	6.5	6.5
Expected volatility	42.27%	52.14%	53.77%
Risk-free interest rate	1.73%	1.98%	1.29%
Grant date fair value per share of option awards	$5.20	$15.26	$17.28

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The expected life in years for the March 2015 grant is based on historical exercise data of options previously granted by the Company. The expected life in years for grants prior to 2015 are based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 14d.2 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company at the time of those grants. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	448,812	$36.58
Granted	330,159	$17.57
Outstanding at March 31, 2015	778,971	$28.52	7.5	$0.8
Exercisable at March 31, 2015	327,421	$35.25	4.7	$0.1

Total stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.7	$1.2
Less related income tax benefit	0.3	0.5

	$0.4	$0.7

As of March 31, 2015, total future compensation expense related to non-vested stock-based compensation arrangements totaled $9.4 million and the weighted-average period over which this cost is expected to be recognized is approximately 35 months.

9. Segment Information

The Company has three reportable segments: Carbon Materials and Chemicals, Railroad and Utility Products and Services, and Performance Chemicals. The Company’s reportable segments contain business units that are aggregated since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$158.2	$202.6
Railroad and Utility Products and Services	158.1	128.8
Performance Chemicals	81.5	0.0

Total	$397.8	$331.4

Intersegment revenues:
Carbon Materials and Chemicals	$20.5	$21.2
Performance Chemicals	2.1	0.0

Total	$22.6	$21.2

Depreciation and amortization expense:
Carbon Materials and Chemicals(a)	$6.2	$6.1
Railroad and Utility Products and Services(b)	4.1	2.8
Performance Chemicals	4.7	0.0

Total	$15.0	$8.9

Operating profit:
Carbon Materials and Chemicals(c)	$(10.9)	$(8.8)
Railroad and Utility Products and Services(d)	15.4	11.1
Performance Chemicals	6.4	0.0
Corporate(e)	(2.9)	(1.8)

Total	$8.0	$0.5

(a)	Excludes impairment charges of $4.7 million in 2014 for the Tangshan, China facility.
(b)	Excludes impairment charges of $2.5 million in 2015 for a wood treating facility in the United States.
(c)	Includes plant closure costs of $10.8 million in 2014 for the Uithoorn, the Netherlands facility and impairment charges of $4.7 million in 2014 for the Tangshan, China facility.

(d)	Includes gain on sale of the Company’s North American utility pole business of $3.2 million and impairment charges of $2.5 million in 2015.
(e)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2015	December 31, 2014
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$478.1	$514.6
Railroad and Utility Products and Services	259.8	275.2
Performance Chemicals	465.3	469.0
All other	40.6	35.1

Total	$1,243.8	$1,293.9

Goodwill:
Carbon Materials and Chemicals	$67.9	$65.5
Railroad and Utility Products and Services	9.7	9.3
Performance Chemicals	171.1	172.4

Total	$248.7	$247.2

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

Income taxes as a percentage of pretax ordinary income were 30.3 percent and 72.9 percent for each of the three months ended March 31, 2015 and 2014, respectively, before discrete items. Discrete items included in income taxes for the three months ended March 31, 2015 were a net tax benefit of $0.3 million which was primarily related to the closure of an IRS audit of the Company’s US tax returns through 2011. Discrete items included in income taxes for the three months ended March 31, 2014 were a net tax benefit of $5.5 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

The effective tax rate for the three months ended on March 31, 2015 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-7.0 percent) and tax credits (-0.5 percent) partially offset by nondeductible expenses (+1.1 percent), uncertain tax positions (+1.0 percent), and state taxes (+0.7 percent). With respect to the three months ended on March 31, 2014, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+34.8 percent), state taxes (+3.6 percent), uncertain tax expenses (+1.8 percent), and nondeductible expenses (+1.1 percent) partially offset by the domestic manufacturing deduction (-3.4 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2015 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

As of March 31, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.5 million and $6.0 million, respectively. Unrecognized tax benefits totaled $6.8 million and $7.2 million as of March 31, 2015 and December 31, 2014, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2015 and December 31, 2014 the Company had accrued approximately $2.6 million and $2.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of March 31, 2015 and December 31, 2014 are summarized in the table below:

	March 31, 2015	December 31, 2014
(Dollars in millions)
Raw materials	$171.1	$191.1
Work in process	15.6	2.6
Finished goods	92.5	103.6

	279.2	297.3
Less revaluation to LIFO	56.7	56.1

Net	$222.5	$241.2

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2015 and December 31, 2014 are summarized in the table below:

	March 31, 2015	December 31, 2014
(Dollars in millions)
Land	$18.2	$18.7
Buildings	41.2	45.3
Machinery and equipment	686.7	678.6

	746.1	742.6
Less accumulated depreciation	452.1	442.9

Net	$294.0	$299.7

Impairments – Impairment charges for the three months ended March 31, 2015 were $2.5 million and were related to the Railroad and Utility Products and Services wood treating plant in Green Spring, West Virginia. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The 2014 impairment of the Company’s coal tar distillation plant in Tangshan, China was due to the impending forced closure of a neighboring metallurgical coke facility. The adjacent coke battery is expected to cease production sometime within the next eight to twelve months. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near thecoke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once the neighboring coke battery ceases production activities. As of March 31, 2015, all fixed assets directly related to the facility have been substantially depreciated.

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

In the U.S., all qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including all plans for hourly employees, have been frozen or are scheduled to be frozen in the next year. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
Service cost	$0.5	$0.6
Interest cost	2.8	2.9
Expected return on plan assets	(3.0)	(3.5)
Amortization of prior service cost	(0.1)	0.0
Amortization of net loss	1.6	1.0

Net periodic benefit cost for defined benefit plans	$1.8	$1.0

Defined contribution plan (credit) expense(a)	$0.0	$1.7

(a)	Includes reversal of 2014 discretionary 401k match accrual of $2.2 million in 2015.

14. Debt

Debt at March 31, 2015 and December 31, 2014 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2015	December 31, 2014
(Dollars in millions)
Term Loan	3.64%	2019	$285.0	$292.5
Revolving Credit Facility	3.64%	2019	176.1	204.5
Construction and other loans	5.81%	2018	57.4	56.5
Senior Notes	7 7/8%	2019	297.1	297.0

Total debt			815.6	850.5
Less short term debt and current maturities of long-term debt			44.7	43.9

Long-term debt			$770.9	$806.6

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

As of March 31, 2015, the Company had $62.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2015, $61.6 million of commitments were utilized by outstanding letters of credit.

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

Senior Notes

The Koppers Inc. 7 7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The 2009 Senior Notes are our senior obligations, are fully and unconditionally guaranteed by Koppers Holdings, Inc. and certain of our wholly-owned domestic subsidiaries, and, as of August 15, 2014, are secured equally and ratably with the obligations under our Senior Secured Credit Facilities.

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year. Subsequent to December 1, 2014, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 103.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value on December 1, 2017.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2015	December 31, 2014
(Dollars in millions)
Asset retirement obligation at beginning of year	$30.5	$23.2
Acquisition	0.8	0.0
Accretion expense	0.9	2.3
Revision in estimated cash flows	3.3	10.3
Expenses incurred	(1.8)	(4.6)
Currency translation	(0.5)	(0.7)

Asset retirement obligation at end of year	$33.2	$30.5

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$2.5	$3.2
Revenue earned	(0.1)	(0.7)

Balance at end of period	$2.4	$2.5

17. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 30 months. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

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

As of March 31, 2015, the Company has outstanding copper swap contracts totaling 22.2 million pounds and the fair value of these swap contracts was $(7.0) million which is classified in accrued liabilities and $0.2 million which is classified in other current assets in the consolidated balance sheet. The amount of loss recognized in other comprehensive loss totaled $4.1 million, net of tax, at March 31, 2015. In the next twelve months the Company estimates that $3.1 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the condensed consolidated statement of income. As of March 31, 2015, the Company has outstanding foreign currency forward contracts with a net fair value totaling $1.7 million, consisting of a gross derivative asset of $1.9 million and a gross derivative liability of $0.2 million. The currency units outstanding at March 31, 2015 were British Pound of GBP 30.9 million, Euro Dollars of Euro 4.4 million, New Zealand Dollar of NZD 33.6 million, Canadian Dollar of CAD 8.0 million and United States Dollar of USD 81.1 million.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are approximately 112 plaintiffs in 60 cases pending as of March 31, 2015, as compared to 111 plaintiffs in 61 cases pending as of December 31, 2014. As of March 31, 2015, there are a total of 59 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee. Koppers Inc. has been dismissed from three cases formerly pending in state court in Arkansas.

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

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from December 29, 1988 until its closure in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East, Inc. “Beazer East” in 2010.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. Under the current scheduling order, the Court has set a deadline of May 20, 2015 for completion of class factual discovery with expert witness discovery to follow. Discovery on the merits is stayed until further order of the court.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“KPC”) is currently a defendant in a putative class action lawsuit filed in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that KPC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with KPC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with KPC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures. The lawsuit was filed on July 16, 2014, and KPC has filed a motion to dismiss. Plaintiffs have responded to the motion and KPC has filed a reply. The motion has been fully briefed and the parties are awaiting a ruling by the court. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although the Company is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

In March 2012, a draft Feasibility Study (“FS”) was submitted to the EPA by the Lower Willamette Group, a group of certain PRPs which has been conducting the investigation of the site. The draft FS identifies ten possible remedial alternatives which range in cost from approximately $170 million to $1.8 billion. The FS does not determine who is responsible for remediation costs or select remedies. The FS is under review by the EPA which will issue a final decision on the nature and extent of the final remediation. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.7 million at March 31, 2015, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $0.8 million and has recorded a receivable, net of cash collections, from the owner of the adjacent property of $0.8 million as of March 31, 2015.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.8 million as of March 31, 2015.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $2.0 million and $3.3 million are classified as current liabilities at March 31, 2015 and December 31, 2014, respectively:

	Period ended
	March 31, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$7.8	$11.9
Expense	0.2	0.8
Reversal of reserves	0.0	(1.5)
Cash expenditures	(0.4)	(3.7)
Acquisition	0.0	0.7
Currency translation	(0.4)	(0.4)

Balance at end of period	$7.2	$7.8

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $29 million as of March 31, 2015. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $5.5 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively.

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$187.8	$74.7	$156.0	$(20.7)	$397.8
Cost of sales including depreciation and amortization	0.0	184.6	60.0	136.0	(19.4)	361.2
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Selling, general and administrative	0.5	11.8	9.0	10.5	0.0	31.8

Operating profit (loss)	(0.5)	(5.4)	5.7	9.5	(1.3)	8.0
Other income (expense)	0.0	0.2	1.0	(0.5)	(0.5)	0.2
Equity income of subsidiaries	(3.0)	9.6	4.2	0.0	(10.8)	0.0
Interest expense (income)	0.1	11.6	0.1	1.7	(0.5)	13.0
Income taxes	(0.2)	(4.2)	0.1	3.7	0.0	(0.6)

Income from continuing operations	(3.4)	(3.0)	10.7	3.6	(12.1)	(4.2)
Noncontrolling interests	0.0	0.0	0.0	(0.8)	0.0	(0.8)

Net income attributable to Koppers	$(3.4)	$(3.0)	$10.7	$4.4	$(12.1)	(3.4)

Comprehensive income attributable to Koppers	$(13.5)	$(13.1)	$(0.3)	$(4.4)	$17.8	$(13.5)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$177.6	$10.7	$153.9	$(10.8)	$331.4
Cost of sales including depreciation and amortization	0.0	160.9	6.9	152.5	(10.8)	309.5
Selling, general and administrative	0.5	13.5	0.3	7.1	0.0	21.4

Operating profit (loss)	(0.5)	3.2	3.5	(5.7)	0.0	0.5
Other income (expense)	0.0	0.0	0.9	0.3	(1.0)	0.2
Equity income of subsidiaries	2.5	2.3	(8.2)	0.0	3.4	0.0
Interest expense (income)	0.0	6.8	0.0	1.0	(1.0)	6.8
Income taxes	(0.2)	(3.7)	(6.0)	3.9	0.0	(6.0)

Income from continuing operations	2.2	2.4	2.2	(10.3)	3.4	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(2.3)	0.0	(2.3)

Net income attributable to Koppers	$2.2	$2.4	$2.2	$(8.0)	$3.4	$2.2

Comprehensive income attributable to Koppers	$5.3	$5.6	$4.9	$0.2	$(10.7)	$5.3

Condensed Consolidating Balance Sheet

March 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.7	$25.1	$0.0	$25.8
Receivables, net	0.0	71.0	27.0	97.3	0.0	195.3
Affiliated receivables	0.4	12.3	10.7	11.2	(34.6)	0.0
Inventories, net	0.0	97.4	29.7	97.7	(2.3)	222.5
Deferred tax assets	0.0	10.1	(0.8)	1.4	0.0	10.7
Other current assets	0.0	4.4	2.5	34.1	0.0	41.0

Total current assets	0.4	195.2	69.8	266.8	(36.9)	495.3
Equity investments	56.4	767.7	203.8	2.9	(1,026.3)	4.5
Property, plant and equipment, net	0.0	120.5	43.3	130.2	0.0	294.0
Goodwill	0.0	44.0	150.0	54.7	0.0	248.7
Intangible assets, net	0.0	9.7	125.4	34.0	0.0	169.1
Deferred tax assets	0.0	(3.2)	2.9	7.3	0.0	7.0
Affiliated loan receivables	0.0	35.5	219.4	41.5	(296.4)	0.0
Other noncurrent assets	0.0	18.8	5.1	1.3	0.0	25.2

Total assets	$56.8	$1,188.2	$819.7	$538.7	$(1,359.6)	$1,243.8

LIABILITIES AND EQUITY
Accounts payable	$0.2	$68.2	$19.4	$55.1	$0.0	$142.9
Affiliated payables	0.0	18.6	7.8	16.5	(42.9)	0.0
Accrued liabilities	(0.2)	38.5	17.2	53.6	0.0	109.1
Short-term debt and current portion of long-term debt	0.0	30.3	0.0	14.4	0.0	44.7

Total current liabilities	0.0	155.6	44.4	139.6	(42.9)	296.7
Long-term debt	0.0	728.2	0.0	42.7	0.0	770.9
Affiliated debt	0.0	177.3	35.4	83.7	(296.4)	0.0
Other long-term liabilities	0.0	69.0	7.9	32.9	0.0	109.8

Total liabilities	0.0	1,130.1	87.7	298.9	(339.3)	1,177.4
Koppers shareholders’ equity	56.8	58.1	732.0	230.2	(1,020.3)	56.8
Noncontrolling interests	0.0	0.0	0.0	9.6	0.0	9.6

Total liabilities and equity	$56.8	$1,188.2	$819.7	$538.7	$(1,359.6)	$1,243.8

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1
Receivables, net	0.0	75.7	20.0	103.0	0.0	198.7
Affiliated receivables	0.8	4.5	9.3	1.3	(15.9)	0.0
Inventories, net	0.0	108.8	30.8	102.6	(1.0)	241.2
Deferred tax assets	0.0	8.0	1.0	1.5	0.0	10.5
Other current assets	0.0	3.0	2.2	34.6	0.0	39.8

Total current assets	0.8	200.0	64.2	293.2	(16.9)	541.3
Equity investments	74.5	767.2	213.5	3.6	(1,053.8)	5.0
Property, plant and equipment, net	0.0	121.2	43.1	135.4	0.0	299.7
Goodwill	0.0	39.8	149.9	57.5	0.0	247.2
Intangible assets, net	0.0	2.2	128.1	37.4	0.0	167.7
Deferred tax assets	0.0	(1.0)	1.1	7.7	0.0	7.8
Affiliated loan receivables	0.0	40.5	212.0	40.9	(293.4)	0.0
Other noncurrent assets	0.0	19.1	5.2	0.9	0.0	25.2

Total assets	$75.3	$1,189.0	$817.1	$576.6	($1,364.1)	$1,293.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$60.9	$9.0	$50.6	$0.0	$120.6
Affiliated payables	0.0	13.2	2.7	13.5	(29.4)	0.0
Accrued liabilities	5.2	37.9	29.5	55.0	0.0	127.6
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	13.9	0.0	43.9

Total current liabilities	5.3	142.0	41.2	133.0	(29.4)	292.1
Long-term debt	0.0	764.0	0.0	42.6	0.0	806.6
Affiliated debt	0.0	145.5	35.9	112.0	(293.4)	0.0
Other long-term liabilities	0.0	68.6	7.7	35.0	0.0	111.3

Total liabilities	5.3	1,120.1	84.8	322.6	(322.8)	1,210.0
Koppers shareholders’ equity	70.0	68.9	732.3	240.1	(1,041.3)	70.0
Noncontrolling interests	0.0	0.0	0.0	13.9	0.0	13.9

Total liabilities and equity	$75.3	$1,189.0	$817.1	$576.6	($1,364.1)	$1,293.9

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$15.6	$5.8	$(1.7)	$(5.4)	$19.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(18.8)	(2.0)	(1.5)	0.0	(22.3)
(Loans to) repayments from affiliates	0.0	0.4	(3.6)	(0.5)	3.7	0.0
Net cash proceeds from divestitures and asset sales	0.0	12.1	0.0	0.2	0.0	12.3

Net cash used in investing activities	0.0	(6.3)	(5.6)	(1.8)	3.7	(10.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(35.6)	0.0	0.6	0.0	(35.0)
Borrowings (repayments) of affiliated debt	0.0	31.7	(0.4)	(27.6)	(3.7)	0.0
Deferred financing costs	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(5.1)	(5.4)	0.0	(1.7)	5.4	(6.8)
Stock issued (repurchased)	(0.3)	0.0	0.0	0.0	0.0	(0.3)

Net cash provided by (used in) financing activities	(5.4)	(9.4)	(0.4)	(28.7)	1.7	(42.2)
Effect of exchange rates on cash	0.0	0.1	0.0	7.1	0.0	7.2

Net increase (decrease) in cash and cash equivalents	0.0	0.0	(0.2)	(25.1)	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1

Cash and cash equivalents at end of period	$0.0	$0.0	$0.7	$25.1	$0.0	$25.8

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$7.0	$(8.0)	$5.8	$(6.7)	$(11.8)	$(13.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(3.2)	(14.9)	(41.1)	14.8	(44.4)
(Loans to) repayments from affiliates	0.0	(28.5)	(19.5)	0.4	47.6	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.0	0.0	0.0	0.0

Net cash provided by (used in) investing activities	0.0	(31.7)	(34.4)	(40.7)	62.4	(44.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	15.0	0.0	22.2	0.0	37.2
Borrowings (repayments) of affiliated debt	0.0	2.1	28.5	17.0	(47.6)	0.0
Dividends paid	(5.0)	(7.3)	0.0	(4.5)	11.8	(5.0)
Stock issued (repurchased)	(2.0)	0.0	0.0	14.8	(14.8)	(2.0)

Net cash provided by (used in) financing activities	(7.0)	9.8	28.5	49.5	(50.6)	30.2
Effect of exchange rates on cash	0.0	0.0	0.0	0.4	0.0	0.4

Net increase (decrease) in cash and cash equivalents	0.0	(29.9)	(0.1)	2.5	0.0	(27.5)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$54.7	$0.0	$54.7

20. Related Party Transactions

As of March 31, 2015, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in November 2015 with six equal installments beginning June 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, Koppers’ ability to successfully integrate the wood preservatives business and/or the railroad services business of Koppers Performance Chemicals and Koppers Railroad Structures (the “Acquired Businesses”); integration of these Acquired Businesses may take longer to accomplish than expected; the expected cost savings and any synergies from the Acquired Businesses may not be fully realized within the expected timeframes; disruption from the acquisition of the Acquired Businesses may make it more difficult to maintain relationships with clients, associates or suppliers; the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On January 16, 2015, Koppers Inc. acquired the creosote sales and distribution business of KMG Chemicals, Inc. located in Avondale, Louisiana. The purchase price was $15.1 million, and was funded primarily by proceeds from the sale of the North American utility pole business. The acquisition further strengthens the Company’s position in the North American creosote market.

On January 16, 2015, we sold our North American utility pole business for cash of $12.3 million and a promissory note of $1.3 million.

In March 2015 we announced our intention to discontinue production at our Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, we recorded a severance and fixed asset impairment charge of $2.7 million.

On August 15, 2014, we completed the acquisition of the wood preservation and railroad services businesses (the “Osmose Entities”) of Osmose Holdings, Inc. (“Osmose”). The majority of the wood preservation business is now known as Performance Chemicals. We believe that Performance Chemicals is the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies. This business has operations and sales in North America, South America, Europe and Australasia. This business serves a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

The railroad services business is now known as Koppers Railroad Structures. We believe that Koppers Railroad Structures is a leading provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America.

The aggregate cash purchase price for the Osmose Entities was $494.1 million. The acquisition is expected to add more than $400 million of sales in 2015 at EBITDA margins that are expected to be above our target level of 12 percent. Our first quarter results are consistent with our expectations.

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

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production, and changes in scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar, a by-product of metallurgical coke production, have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our CMC business. Many of our sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in our core CMC businesses. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our CMC end products.

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

Our CMC businesses and results of operations were also negatively affected in 2012, 2013 and 2014 by difficult economic conditions in Europe. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe, and we expect this to continue for at least the foreseeable future. Additionally, during 2013 and 2014 our profitability in North America has been negatively impacted by increased levels of imports from competitors in Europe due to weak end-market demand there. The geographic shift in end market demand over the past several years has resulted in a trend of declining utilization rates in North America and Europe over that same period.

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce the number of coal tar distillation facilities serving North America and Europe from the six that were in operation at the end of 2013 to three in total. The closure of the first facility occurred in April 2014 as we ceased distillation in Uithoorn, the Netherlands. The reduction in operating capacity resulted in charges to pre-tax earnings of $27.7 million in the year ended December 31, 2014 and $9.5 million for the year ended December 31, 2013. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

Several of our CMC products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. Conversely, the recent significant decline in oil prices has resulted in lower selling prices and profitability for carbon black feedstock, phthalic anhydride and naphthalene. However, a significant portion of our coal tar is also impacted by the price of oil, which has resulted in lower raw material and finished product costs for certain regions that will partially offset the negative impact from lower product prices.

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

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition resulted in higher prices and reduced availability for crossties which resulted in lower crossties sales volumes in 2014. Hardwood availability and crosstie production began to improve in the second half of 2014 and the first quarter of 2015 and we expect this improvement to continue throughout 2015.

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

Results of Operations – Comparison of Three Months Ended March 31, 2015 and 2014

Consolidated Results

Net sales for the three months ended March 31, 2015 and 2014 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2015	2014
(Dollars in millions)
Carbon Materials and Chemicals	$158.2	$202.6	-22%
Railroad and Utility Products and Services	158.1	128.8	+23%
Performance Chemicals	81.5	0.0	N/A
	$397.8	$331.4	+20%

CMC net sales decreased by $44.4 million or 22 percent compared to the prior year period due mainly to lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene which have been impacted by lower oil prices.

Lower distillate sales prices decreased sales by ten percent compared to the first quarter of 2014 due mainly to lower sales prices for carbon black feedstock driven by lower oil prices.

Sales of coal tar chemicals declined by six percent of sales compared to the prior year period due primarily to decreases in phthalic anhydride sales prices of three percent and lower naphthalene sales prices of two percent. Lower sales prices for phthalic anhydride and naphthalene were driven by lower oil prices.

Foreign exchange translation resulted in a reduction amounting to seven percent of sales compared to the first quarter of 2014.

RUPS net sales increased by $29.3 million or 23 percent compared to the prior year period. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales from the Osmose Entities. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past couple years due to competitive market conditions for hardwood lumber.

PC net sales for the quarter ended March 31, 2015 were $81.5 million. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 86 percent for the quarter ended March 31, 2015, the same as in the prior year quarter, as higher gross margins for RUPS and the acquisition of the high-margin PC business were offset by lower gross margin from CMC.

Depreciation and amortization for the quarter ended March 31, 2015 was $6.1 million higher when compared to the prior year period due mainly to depreciation and amortization for the PC business that was acquired in August 2014 and $0.8 million of incremental depreciation for RUPS related to the expected closure of our wood treating facility in Green Spring, West Virginia in July 2015.

Gain on sale of business for the quarter ended March 31, 2015 was from the sale of our North American utility pole business in January 2015.

Impairment and restructuring charges were $2.7 million for the quarter ended March 31, 2015 as a result of the planned closure of our wood treating facility in Green Spring, West Virginia. This was lower than the $15.5 million incurred for the quarter ended March 31, 2014 that was due to the ceasing of distillation at the Uithoorn facility for $10.8 million combined with impairment charges related to the KCCC facility of $4.7 million.

Selling, general and administrative expenses for the quarter ended March 31, 2015 were $10.4 million higher when compared to the prior year period due mainly to the PC business that includes a higher overhead structure due in part to higher research and development costs.

Other income for the quarter ended March 31, 2015 was the same as in the prior year period as licensing royalties received by PC were largely offset by equity income losses for CMC related to our TKK facility in China.

Interest expense for the quarter ended March 31, 2015 was $6.2 million higher than the prior year period as a result of higher debt levels due to financing for the acquisition of the Osmose Entities in August 2014.

Income taxes for the three months ended March 31, 2015 were $5.4 million higher when compared to the prior year period due to the unfavorable impact of discrete tax items partially offset by a decreased effective tax rate. The decrease in the effective tax rate on pretax ordinary income and before discrete items to 30.3 percent compared to 72.9 percent in the prior year quarter is attributed to the current year benefits from the legal entity tax restructuring project that was completed in December 2014 along with a decrease in the non-deductible expenses related to the closure of the Uithoorn facility. Discrete items included in income taxes for the three months ended March 31, 2015 were a net tax benefit of $0.3 million which was primarily related to the closure of an audit of the Company’s US tax returns through 2011. Discrete items included in income taxes for the three months ended March 31, 2014 were a net tax benefit of $5.5 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Segment Results

Segment operating profit for the three months ended March 31, 2015 and 2014 is summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2015	2014
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(10.9)	$(8.8)	-24%
Railroad and Utility Products and Services	15.4	11.1	+39%
Performance Chemicals	6.4	0.0	N/A
Corporate	(2.9)	(1.8)	-61%
	$8.0	$0.5	+1,500%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	(6.9)%	(4.3)%	-2.6%
Railroad and Utility Products and Services	9.7%	8.6%	+1.1%
Performance Chemicals	7.9%	0.0%	N/A
	2.0%	0.2%	+1.8%

CMC operating profit decreased by $2.1 million or 24 percent compared to the prior year period. Operating loss as a percentage of net sales for CMC amounted to 6.9 percent compared to operating loss of 4.3 percent in the prior year quarter. Operating loss for the three months ended March 31, 2015 was negatively affected by lower product pricing for carbon black feedstock, phthalic anhydride, and naphthalene driven by lower oil prices, combined with an unscheduled plant outage that affected pre-tax earnings by approximately $1.9 million. Operating loss for CMC for the three months ended March 31, 2014 was negatively affected by $15.5 million of restructuring charges related to the closure of the Uithoorn facility in the Netherlands and the impairment of the KCCC facility in China.

RUPS operating profit increased by $4.3 million or 39 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS increased to 9.7 percent from 8.6 percent in the prior year quarter. Operating profit for the three months ended March 31, 2015 was positively impacted by higher sales volumes for crossties driven by strong industry demand and inventory restocking to replenish crosstie inventories that have been reduced over the past couple years combined with the acquisition of the Osmose Entities.

PC operating profit for the quarter ended March 31, 2015 amounted to $6.4 million or 7.9 percent of sales as profitability reflected normal seasonality for residential construction.

Cash Flow

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 was $19.7 million compared to net cash used in operating activities of $(13.7) million in the prior year period. The increase in cash provided by operating activities was due mainly to reductions in working capital compared to the prior year quarter as part of our initiative to reduce debt levels.

Net cash used in investing activities amounted to $10.0 million for the three months ended March 31, 2015 compared to $44.4 million in the prior year quarter as the prior year quarter reflected the acquisition of the Ashcroft treating facility and capital expenditures related to the construction of the KJCC facility in China. Cash expenditures of $15.3 million for the acquisition of the KMG creosote business were partially offset by $12.3 million of cash proceeds from the sale of the North American utility pole business in the first quarter of 2015.

Net cash (used in) provided by financing activities was $(42.2) million for the quarter ended March 31, 2015 compared to $30.2 million of cash provided by financing activities in the prior year period. The cash used in financing activities in the first quarter of 2015 reflected debt repayments of $35.0 million while the cash provided by financing activities in the prior year quarter was mainly for borrowings to facilitate the Ashcroft acquisition in January 2014.

Dividends paid were $6.8 million in the quarter ended March 31, 2015 compared to $5.0 million for the quarter ended March 31, 2014. There were no dividends declared in the first quarter of 2015.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2015 the basket totaled $184.2 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.” Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

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

As of March 31, 2015, we had $62.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2015, $61.6 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2015 (dollars in millions):

Cash and cash equivalents(1)	$25.8
Amount available under revolving credit facility	62.9
Amount available under other credit facilities	0.8

Total estimated liquidity	$89.5

(1)	Cash includes approximately $25 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $10 million.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2015, excluding acquisitions, are expected to total approximately $45 million.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2015 was 1.5.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at March 31, 2015 was 4.86.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests in the future.

At March 31, 2015, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014-09. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU No. 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

The Company adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limit the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. We considered this amended guidance and determined the sale of the North American utility pole business should not be reported as a discontinued operation. The Company does not believe the sale of this business to have a major effect on the Company’s operations and financial results.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Control Over Financial Reporting

As disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, a material weakness was identified related to the design and operating effectiveness of our controls in connection with the accounting for our income tax provision for interim periods. This income tax provision is calculated by utilizing an estimated annual effective tax rate approach. Specifically, the Company’s interim internal controls related to timely identification of and accounting for the impact of changes in the Company’s full year ordinary income projections did not operate as designed. While the provision for income taxes included in the interim financial statements for the period ended September 30, 2014 was not misstated as the full year ordinary income projection was adjusted for the impact of changes in the Company’s full year ordinary income, such adjustment did not occur timely.

We remediated the material weakness described above by implementing additional procedures and follow up as part of the interim quarterly close process to timely identify changes in underlying projections for the calculation of the income tax provision for interim periods utilizing the estimated annual effective tax rate approach.

As indicated in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management has excluded the Osmose Entities from its assessment of internal controls over financial reporting as of December 31, 2014 because the Company acquired the Osmose Entities effective August 15, 2014.

There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended March 31, 2015 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 8, 2015	By:	/S/ MICHAEL J. ZUGAY

Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)