Form 10-Q
period 2015-06-30
Koppers Holdings Inc.
filed 2015-08-06
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2015 amounted to 20,553,284 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$431.6	$356.8	$829.4	$688.2
Cost of sales (excluding items below)	356.8	311.9	700.3	597.0
Depreciation and amortization	17.7	9.7	32.7	18.6
Gain on sale of business	0.0	0.0	(3.2)	0.0
Impairment and restructuring charges	0.0	0.0	2.7	15.5
Selling, general and administrative expenses	31.1	21.9	62.9	43.3

Operating profit	26.0	13.3	34.0	13.8
Other income (loss)	0.2	(0.3)	0.4	(0.1)
Interest expense	12.9	6.6	25.9	13.4

Income before income taxes	13.3	6.4	8.5	0.3
Income tax provision (benefit)	5.4	5.6	4.8	(0.4)

Income from continuing operations	7.9	0.8	3.7	0.7
Loss from discontinued operations, net of tax benefit of $0.0, $0.1, $0.0 and $0.1	0.0	(0.1)	0.0	(0.1)

Net income	7.9	0.7	3.7	0.6
Net loss attributable to noncontrolling interests	(1.1)	(0.9)	(1.9)	(3.2)

Net income attributable to Koppers	$9.0	$1.6	$5.6	$3.8

Earnings per common share attributable to Koppers common shareholders:
Basic	$0.44	$0.08	$0.28	$0.19
Diluted	$0.44	$0.08	$0.27	$0.19

Comprehensive income (loss)	$11.1	$3.2	$(3.1)	$5.8
Comprehensive loss attributable to noncontrolling interests	(1.1)	(0.9)	(1.9)	(3.6)

Comprehensive income (loss) attributable to Koppers	$12.2	$4.1	$(1.2)	$9.4

Weighted average shares outstanding (in thousands):
Basic	20,545	20,475	20,529	20,430
Diluted	20,640	20,582	20,603	20,584
Dividends declared per common share	$0.00	$0.25	$0.00	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2015	December 31, 2014
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$51.2	$51.1
Accounts receivable, net of allowance of $5.8 and $5.6	204.8	198.7
Income tax receivable	1.8	0.0
Inventories, net	223.4	241.2
Deferred tax assets	13.6	10.5
Loan to related party	9.5	9.5
Other current assets	33.9	30.3

Total current assets	538.2	541.3
Equity in non-consolidated investments	3.9	5.0
Property, plant and equipment, net	291.9	299.7
Goodwill	256.6	247.2
Intangible assets, net	165.2	167.7
Deferred tax assets	8.3	7.8
Other assets	26.0	25.2

Total assets	$1,290.1	$1,293.9

Liabilities
Accounts payable	$170.8	$120.6
Accrued liabilities	95.3	122.5
Dividends payable	0.0	5.1
Current maturities of long-term debt	45.4	43.9

Total current liabilities	311.5	292.1
Long-term debt	748.8	806.6
Accrued postretirement benefits	54.1	54.7
Deferred tax liabilities	9.5	10.2
Other long-term liabilities	87.3	46.4

Total liabilities	1,211.2	1,210.0
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,012,120 and 21,722,492 shares issued	0.2	0.2
Additional paid-in capital	166.3	164.5
Retained earnings	23.7	18.0
Accumulated other comprehensive loss	(67.1)	(60.3)
Treasury stock, at cost, 1,458,837 and 1,390,494 shares	(52.7)	(52.4)

Total Koppers shareholders’ equity	70.4	70.0
Noncontrolling interests	8.5	13.9

Total equity	78.9	83.9

Total liabilities and equity	$1,290.1	$1,293.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$3.7	$0.6
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	32.7	18.6
Impairment charges	2.7	4.7
Gain on sale of assets and businesses	(3.2)	0.0
Deferred income taxes	(0.6)	(6.6)
Equity income, net of dividends received	1.1	0.4
Change in other liabilities	0.1	(8.2)
Non-cash interest expense	1.8	0.8
Stock-based compensation	2.0	3.2
Deferred revenue	29.0	0.0
Other	0.5	0.6
Changes in working capital:
Accounts receivable	(10.5)	(0.3)
Inventories	4.5	(1.8)
Accounts payable	44.2	(15.8)
Accrued liabilities and other working capital	(29.9)	(4.9)

Net cash provided by (used in) operating activities	78.1	(8.7)
Cash (used in) provided by investing activities:
Capital expenditures	(17.3)	(35.6)
Acquisitions, net of cash acquired	(15.3)	(29.6)
Net cash proceeds from divestitures and asset sales	12.5	0.0

Net cash used in investing activities	(20.1)	(65.2)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	299.6	138.0
Repayments of revolving credit	(342.8)	(113.7)
Borrowings of long-term debt	1.6	31.2
Repayments of long-term debt	(15.0)	0.0
Issuances of Common Stock	0.0	0.7
Proceeds from issuance of noncontrolling interest	0.0	1.4
Repurchases of Common Stock	(0.3)	(2.0)
Payment of deferred financing costs	(1.0)	0.0
Dividends paid	(8.7)	(10.2)

Net cash (used in) provided by financing activities	(66.6)	45.4
Effect of exchange rate changes on cash	8.7	0.7

Net increase (decrease) in cash and cash equivalents	0.1	(27.8)
Cash and cash equivalents at beginning of period	51.1	82.2

Cash and cash equivalents at end of period	$51.2	$54.4

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

2. New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that removes from the fair value hierarchy investments for which fair value is measured at net asset value (or its equivalent) using the available practical expedient. The new guidance also modifies the scope of the disclosures related to such investments, eliminating from scope those investments eligible for but not actually valued using the practical expedient. Entities must continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient, including information that helps readers understand the investments and whether the investments, if sold, are probable of being sold at amounts that differ from the net asset value. This guidance becomes effective January 1, 2016 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact this guidance will have on disclosures covering certain assets held by our pension plans.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company will adopt ASU No. 2015-03 on January 1, 2016 as required. ASU No. 2015-03 will not have a material effect on the Company’s results of operations, financial condition or liquidity.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance becomes effective January 1, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In July 2015, the FASB adopted a one-year deferral of this guidance. As a result, this guidance will be effective January 1, 2018 with the option to adopt the standard as of the original effective date, January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

In January 2015, the Company adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limit the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. We considered this amended guidance and determined the sale of the North American utility pole business should not be reported as a discontinued operation. The Company does not believe the sale of this business to have a major effect on the Company’s operations and financial results.

3. Plant Closures and Divestitures

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

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, the Company recorded a severance and fixed asset impairment charge of $2.7 million. As of June 30, 2015, the remaining net book value of fixed assets subject to impairment was $0.4 million. This amount will be reflected in depreciation expense on an accelerated basis reflecting management’s estimate of the remaining useful life of the assets. The closure is expected to be completed by September 2015.

Details of the restructuring activities and related reserves for past closures of certain of the Company’s facilities in the Netherlands, Australia and the United States are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	9.8	0.0	3.2	0.1	13.1
Reversal of accrued charges	0.0	(1.1)	(0.9)	0.0	(2.0)
Cash paid	(9.7)	0.0	(1.3)	0.0	(11.0)
Currency translation	(0.2)	(0.4)	(0.4)	0.0	(1.0)

Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	0.3	0.0	0.0	0.0	0.3
Reversal of accrued charges	0.0	0.0	(0.3)	(0.1)	(0.4)
Cash paid	0.0	0.0	(1.5)	0.0	(1.5)
Currency translation	0.0	(0.2)	(0.3)	0.0	(0.5)

Reserve at June 30, 2015	$0.3	$3.9	$1.8	$0.0	$6.0

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

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, less cash acquired of $27.2 million. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan. Acquisition-related costs for the three month and six month periods ended June 30, 2014 were $2.7 million and $4.1 million, respectively, and are reported in selling, general and administrative expenses.

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

The consolidated balance sheet as of December 31, 2014 reflected a preliminary fair value determination of the acquired assets and liabilities based on assumptions and estimates that, while considered reasonable under the circumstances, are subject to change. As of June 30, 2015, the Company has adjusted the value of certain acquired assets and liabilities which has resulted in a net increase to goodwill of approximately $9.2 million since December 31, 2014. The fair value determination of the acquired assets and liabilities is substantially complete and will be finalized in the third quarter of 2015.

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

	Three months ended June 30, 2014	Six months ended June 30, 2014
(Dollars in millions)
Revenue	$470.1	$892.8
Income from continuing operations attributable to Koppers	12.5	13.0

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

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$51.2	$51.2	$51.1	$51.1
Investments and other assets(a)	1.4	1.4	1.5	1.5
Financial liabilities:
Long-term debt (including current portion)	$806.2	$794.2	$862.1	$850.5

(a)	Excludes equity method investments.

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2015 and 2014 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)
Net income	$7.9	$0.7	$3.7	$0.6
Other comprehensive income (loss):
Change in currency translation adjustment	2.4	0.9	(8.2)	0.7
Change in foreign currency transactions of long-term subsidiary investments	0.0	1.0	0.0	3.4
Change in derivative financial instrument net loss, net of tax benefit (expense) of $0.1, $0.0, $0.2 and $0.0	(0.2)	0.0	(0.5)	0.0
Change in unrecognized pension net income, net of tax benefit (expense) of $(0.4), $(0.2), $(0.8) and $(0.5)	1.0	0.6	2.0	1.2
Change in unrecognized prior service cost, net of tax benefit (expense) of $0.0, $0.0, $0.0 and $0.0	0.0	0.0	(0.1)	(0.1)

Total comprehensive income (loss)	11.1	3.2	(3.1)	5.8
Less: comprehensive loss attributable to noncontrolling interests	(1.1)	(0.9)	(1.9)	(3.6)

Comprehensive income (loss) attributable to Koppers	$12.2	$4.1	$(1.2)	$9.4

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss, unrecognized prior service cost and unrecognized transition asset. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include losses related to derivative financial instruments of $1.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

The following tables present the change in equity for the six months ended June 30, 2015 and 2014, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$70.0	$13.9	$83.9
Net income (loss)	5.6	(1.9)	3.7
Employee stock plans	2.0	0.0	2.0
Other comprehensive (loss) income	(6.9)	0.0	(6.9)
Dividends	0.0	(3.5)	(3.5)
Repurchases of common stock	(0.3)	0.0	(0.3)

Balance at June 30, 2015	$70.4	$8.5	$78.9

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	3.8	(3.2)	0.6
Issuance of common stock	0.7	0.0	0.7
Employee stock plans	3.4	0.0	3.4
Other comprehensive income (loss)	5.6	(0.5)	5.1
Dividends	(10.4)	0.0	(10.4)
Investment in noncontrolling interests	0.0	1.4	1.4
Repurchases of common stock	(2.0)	0.0	(2.0)

Balance at June 30, 2014	$170.9	$17.7	$188.6

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$9.0	$1.6	$5.6	$3.8
Less: loss from discontinued operations	0.0	(0.1)	0.0	(0.1)

Income from continuing operations attributable to Koppers	$9.0	$1.7	$5.6	$3.9

Weighted average common shares outstanding:
Basic	20,545	20,475	20,529	20,430
Effect of dilutive securities	95	107	74	154

Diluted	20,640	20,582	20,603	20,584

Earnings per common share – continuing operations:
Basic earnings per common share	$0.44	$0.08	$0.28	$0.19
Diluted earnings per common share	0.44	0.08	0.27	0.19

Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	442	284	644	258

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants prior to 2015, restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. For the March 2015 grant, the restricted stock units vest in four equal annual installments. Performance stock units granted generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is obtained). The applicable performance objective is based upon a multi-year cumulative value creation calculation that considers the Company’s financial performance commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent or 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of June 30, 2015:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2013 – 2015	0	80,578	120,867
2014 – 2016	0	94,341	141,512
2015 – 2017	0	223,684	447,368

The following table shows a summary of the status and activity of non-vested stock awards for the six months ended June 30, 2015:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2014	148,906	280,381	429,287	$39.31
Granted	141,775	223,684	365,459	$18.20
Credited from dividends	4,271	5,970	10,241	$37.78
Vested	(62,929)	0	(62,929)	$38.08
Forfeited	(10,566)	(106,031)	(116,597)	$38.49
Non-vested at June 30, 2015	221,457	404,004	625,461	$27.23

Prior to 2015, stock options to most executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. For the March 2015 grant, the stock options vest in four equal annual installments. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	448,812	$36.58
Granted	330,159	$17.57
Forfeited	(4,722)	$39.23
Outstanding at June 30, 2015	774,249	$28.46	7.24	$2.6
Exercisable at June 30, 2015	333,697	$35.36	4.42	$0.2

Total stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.3	$2.0	$2.0	$3.2
Less related income tax benefit	0.5	0.8	0.8	1.3

	$0.8	$1.2	$1.2	$1.9

As of June 30, 2015, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $8.9 million and the weighted-average period over which this cost is expected to be recognized is approximately 31 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$158.4	$208.6	$316.6	$411.2
Railroad and Utility Products and Services	170.9	148.2	329.0	277.0
Performance Chemicals	102.3	0.0	183.8	0.0

Total	$431.6	$356.8	$829.4	$688.2

Intersegment revenues:
Carbon Materials and Chemicals	$20.0	$20.1	$40.5	$41.3
Performance Chemicals	2.2	0.0	4.3	0.0

Total	$22.2	$20.1	$44.8	$41.3

Depreciation and amortization expense:
Carbon Materials and Chemicals(a)	$6.5	$6.0	$12.7	$12.1
Railroad and Utility Products and Services(b)	6.4	3.7	10.5	6.5
Performance Chemicals	4.8	0.0	9.5	0.0

Total	$17.7	$9.7	$32.7	$18.6

Operating profit (loss):
Carbon Materials and Chemicals(c)	$(2.9)	$3.8	$(13.8)	$(5.0)
Railroad and Utility Products and Services(d)	15.0	12.8	30.4	23.9
Performance Chemicals	15.5	0.0	21.9	0.0
Corporate(e)	(1.6)	(3.3)	(4.5)	(5.1)

Total	$26.0	$13.3	$34.0	$13.8

(a)	Excludes impairment charges of $4.7 million for the six months ended June 30, 2014 for the Tangshan, China facility.
(b)	Excludes impairment charges of $2.5 million for the six months ended June 30, 2015 for a wood treating facility in the United States.
(c)	Includes plant closure costs of $10.8 million for the six months ended June 30, 2014 for the Uithoorn, the Netherlands facility and impairment charges of $4.7 million for the six months ended June 30, 2014 for the Tangshan, China facility.
(d)	Includes gain on sale of the Company’s North American utility pole business of $3.2 million and impairment charges of $2.5 million for a wood treating facility in the United States in the six months ended June 30, 2015.

(e)	Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2015	December 31, 2014
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$505.0	$514.6
Railroad and Utility Products and Services	267.7	275.2
Performance Chemicals	479.3	469.0
All other	38.1	35.1

Total	$1,290.1	$1,293.9

Goodwill:
Carbon Materials and Chemicals	$68.3	$65.5
Railroad and Utility Products and Services	10.3	9.3
Performance Chemicals	178.0	172.4

Total	$256.6	$247.2

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. Items that are not related to annual pretax ordinary income are recognized entirely in the interim period as a discrete item. Such items include the results of certain entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to be utilized.

Income taxes as a percentage of pretax ordinary income were 30.8 percent and 65.0 percent for each of the three months ended on June 30, 2015 and 2014, respectively. Discrete items included in income taxes for the three months ended on June 30, 2015 and June 30, 2014, respectively, were not material.

The effective tax rate for the three months ended on June 30, 2015 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-7.3 percent) partially offset by nondeductible expenses (+1.1 percent), uncertain tax positions (+1.0 percent), and state taxes (+1.0 percent). With respect to the three months ended on June 30, 2014, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to taxes on foreign earnings (+28.2 percent), state taxes (+2.0 percent), uncertain tax positions (+1.2 percent) and nondeductible expenses (+1.0 percent) partially offset by the domestic manufacturing deduction (-2.4 percent).

Income taxes as a percentage of pretax ordinary income before discrete items were 30.8 percent and 64.3 percent for the six months ended on June 30, 2015 and 2014, respectively. Discrete items included in income taxes for the six months ended on June 30, 2015 were a net tax benefit of $0.3 million which was primarily related to the closure of an IRS audit of the Company’s US tax returns through 2011. Discrete items included in income taxes for the six months ended on June 30, 2014 were a net tax benefit of $5.7 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

The effective tax rate for the six months ended on June 30, 2015 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-7.4 percent) partially offset by nondeductible expenses (+1.1 percent), state taxes (+1.1 percent), and uncertain tax positions (+1.0 percent). With respect to the six months ended on June 30 2014, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+27.6 percent), state taxes (+1.8 percent), uncertain tax positions (+1.2 percent) and nondeductible expenses (+1.0 percent) partially offset by the domestic manufacturing deduction (-2.3 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2015 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

As of June 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.5 million and $6.0 million, respectively. Unrecognized tax benefits totaled $6.9 million and $7.2 million as of June 30, 2015 and December 31, 2014, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2015 and December 31, 2014 the Company had accrued approximately $2.7 million and $2.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of June 30, 2015 and December 31, 2014 are summarized in the table below:

	June 30, 2015	December 31, 2014
(Dollars in millions)
Raw materials	$166.6	$191.1
Work in process	16.1	2.6
Finished goods	98.2	103.6

	280.9	297.3
Less revaluation to LIFO	57.5	56.1

Net	$223.4	$241.2

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2015 and December 31, 2014 are summarized in the table below:

	June 30, 2015	December 31, 2014
(Dollars in millions)
Land	$18.1	$18.7
Buildings	41.7	45.3
Machinery and equipment	698.7	678.6

	758.5	742.6
Less accumulated depreciation	466.6	442.9

Net	$291.9	$299.7

Impairments – Impairment charges for the six month period ended June 30, 2015 were $2.5 million and were related to the Railroad and Utility Products and Services wood treating plant in Green Spring, West Virginia. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The 2014 impairment of the Company’s coal tar distillation plant in Tangshan, China was due to the impending forced closure of a neighboring third party owned metallurgical coke facility. The adjacent coke battery is expected to cease production sometime within the next eight to twelve months. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near the coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once the neighboring coke battery ceases production activities. As of June 30, 2015, all fixed assets directly related to the facility have been substantially depreciated.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	2.6	3.1	5.4	6.0
Expected return on plan assets	(3.0)	(3.5)	(6.0)	(7.0)
Amortization of prior service cost	0.0	(0.1)	(0.1)	(0.1)
Amortization of net loss	1.7	1.0	3.3	2.0

Net periodic benefit cost	$1.8	$1.1	$3.6	$2.1

Defined contribution plan expense(a)	$2.0	$1.5	$2.0	$3.2

(a)	The six months ended June 30, 2015 includes reversal of 2014 discretionary 401k match accrual of $2.2 million.

14. Debt

Debt at June 30, 2015 and December 31, 2014 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2015	December 31, 2014
(Dollars in millions)
Term Loan	3 3/4%	2019	$277.5	$292.5
Revolving Credit Facility	3 3/4%	2019	161.3	204.5
Construction and other loans	5.81%	2018	58.1	56.5
Senior Notes	7 7/8%	2019	297.3	297.0

Total debt			794.2	850.5
Less short term debt and current maturities of long-term debt			45.4	43.9

Long-term debt			$748.8	$806.6

Revolving Credit Facility

On August 15, 2014, Koppers Inc. replaced its $350.0 million revolving credit facility with a new $500.0 million senior secured revolving credit facility and a $300.0 million senior secured term loan to finance its acquisition of the Osmose Entities (the “Senior Secured Credit Facilities”). Both borrowings mature on August 15, 2019. The interest rates on the new borrowings are variable and are based on LIBOR. The initial interest rate on the borrowings at August 15, 2014 was 3.25 percent. The senior secured term loan has quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

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

The Company entered into an amendment of the revolving credit facility dated June 30, 2015 which excludes dividends paid by Koppers Holdings Inc. from the calculation of fixed charges under the fixed charge coverage ratio. Koppers Holdings last paid a dividend in January 2015. In the event that Koppers Holdings pays any dividends subsequent to June 30, 2015, all dividends paid by Koppers Holdings during any period of determination will be included in the calculation of fixed charges under the fixed charge coverage ratio. The Company would have been in compliance with all covenants at June 30, 2015 regardless of this amendment, and accordingly, the amendment has been accounted for as a modification.

As of June 30, 2015, the Company had $80.2 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2015, $61.6 million of commitments were utilized by outstanding letters of credit.

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

Senior Notes

The Koppers Inc. 7 7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The Senior Notes are our senior obligations, are fully and unconditionally guaranteed by Koppers Holdings Inc. and certain of our wholly-owned domestic subsidiaries, and, as of August 15, 2014, are secured equally and ratably with the obligations under our Senior Secured Credit Facilities.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2015	December 31, 2014
(Dollars in millions)
Asset retirement obligation at beginning of year	$30.5	$23.2
Acquisition	0.8	0.0
Accretion expense	1.5	2.3
Revision in estimated cash flows	3.3	10.3
Cash expenditures	(3.5)	(4.6)
Currency translation	(0.4)	(0.7)

Balance at end of period	$32.2	$30.5

16. Deferred Revenue

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. In addition, the Company received an advance payment in 2015 related to an amendment to a 50-year supply agreement with a customer in China. The deferred revenue associated with this amendment will be amortized over the life of the underlying contract. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$2.5	$3.2
Advance payment	29.6	0.0
Revenue earned	(0.2)	(0.7)

Balance at end of period	$31.9	$2.5

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $30.7 million as of June 30, 2015.

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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss)

income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The amount of hedge ineffectiveness charged to profit and loss is not material for any period presented.

As of June 30, 2015, the Company has outstanding copper swap contracts totaling 18.2 million pounds and the fair value of these swap contracts was $(7.2) million which is classified in accrued liabilities in the consolidated balance sheet. The amount of loss recognized in other comprehensive loss totaled $4.3 million, net of tax, at June 30, 2015. In the next twelve months the Company estimates that $3.3 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the condensed consolidated statement of income. As of June 30, 2015, the Company has outstanding foreign currency forward contracts with a net fair value totaling $1.3 million, consisting of a gross derivative asset of $3.5 million and a gross derivative liability of $2.2 million. The currency units outstanding at June 30, 2015 were British Pound of GBP 42.4 million, New Zealand Dollar of NZD 40.1 million, Canadian Dollar of CAD 15.8 million and United States Dollar of USD 88.1 million.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 112 plaintiffs in 60 cases pending as of June 30, 2015 and December 31, 2014. As of June 30, 2015, there are a total of 59 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee. Koppers Inc. has been dismissed from three cases formerly pending in state court in Arkansas.

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

The case was removed to the United States District Court for the Northern District of Florida in December 2010. The district court dismissed Koppers Holdings Inc. in September 2013 on the ground that there was no personal jurisdiction. Plaintiffs’ appeal of the dismissal of Koppers Holdings Inc. was dismissed in December 2013. Under the current scheduling order, class factual discovery closed on May 20, 2015, with expert witness discovery to follow. Discovery on the merits is stayed until further order of the court.

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

Contamination has been identified at most manufacturing and other sites of the Company’s subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which includes the National Priorities List site and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.6 million at June 30, 2015, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. Osmose Holdings, Inc. has provided an indemnity of up to $5 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). As of June 30, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $5.8 million. The Company has also recorded a receivable under the Osmose Indemnity of $0.3 million related to these acquired sites.

As of June 30, 2015, the Company has recorded monetary sanctions of $0.2 million associated with federal environmental regulations related to Spill Prevention, Control and Countermeasure Plans. The Company was assessed a penalty by the U.S. Environmental Protection Agency after a review of the Company’s implementation timing of its storage tank inspection plan.

Foreign Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $0.7 million as of June 30, 2015.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of June 30, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $8.5 million. The Company has also recorded a receivable under the Osmose Indemnity of $1.6 million related to these acquired sites.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.9 million as of June 30, 2015.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $7.8 million and $3.3 million are classified as current liabilities at June 30, 2015 and December 31, 2014, respectively:

	Period ended
	June 30, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$7.8	$11.9
Expense	0.3	0.8
Reversal of reserves	(0.1)	(1.5)
Cash expenditures	(0.5)	(3.7)
Acquisition of Osmose Entities	13.6	0.7
Currency translation	(0.3)	(0.4)

Balance at end of period	$20.8	$7.8

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $37 million as of June 30, 2015. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $5.8 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$209.2	$97.0	$153.2	$(27.8)	$431.6
Cost of sales including depreciation and amortization	0.0	201.0	71.6	129.1	(27.2)	374.5
Selling, general and administrative	0.6	10.4	9.6	10.5	0.0	31.1

Operating (loss) profit	(0.6)	(2.2)	15.8	13.6	(0.6)	26.0
Other income (expense)	0.0	2.9	1.0	(3.1)	(0.6)	0.2
Equity income of subsidiaries	9.1	22.3	5.5	0.0	(36.9)	0.0
Interest (income) expense	(0.1)	11.5	(0.1)	2.2	(0.6)	12.9
Income taxes	(0.4)	2.4	0.2	3.2	0.0	5.4

Income from continuing operations	9.0	9.1	22.2	5.1	(37.5)	7.9
Noncontrolling interests	0.0	0.0	0.0	(1.1)	0.0	(1.1)

Net income attributable to Koppers	$9.0	$9.1	$22.2	$6.2	$(37.5)	$9.0

Comprehensive loss attributable to Koppers	$12.4	$12.3	$24.9	$9.0	$(46.2)	$12.4

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$202.4	$7.2	$157.5	$(10.3)	$356.8
Cost of sales including depreciation and amortization	0.0	184.0	2.3	145.8	(10.5)	321.6
Selling, general and administrative	0.5	14.3	0.3	6.8	0.0	21.9

Operating (loss) profit	(0.5)	4.1	4.6	4.9	0.2	13.3
Other income (expense)	0.0	0.1	0.9	(0.2)	(1.1)	(0.3)
Equity income of subsidiaries	2.0	7.3	1.2	0.0	(10.5)	0.0
Interest expense	0.0	6.5	0.0	1.2	(1.1)	6.6
Income taxes	(0.1)	2.9	0.1	2.7	0.0	5.6

Income from continuing operations	1.6	2.1	6.6	0.8	(10.3)	0.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.9)	0.0	(0.9)

Net income attributable to Koppers	$1.6	$2.1	$6.6	$1.6	$(10.3)	$1.6

Comprehensive income attributable to Koppers	$4.1	$4.5	$8.7	$0.8	$(14.0)	$4.1

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$397.0	$171.7	$309.2	$(48.5)	$829.4
Cost of sales including depreciation and amortization	0.0	385.6	131.6	265.1	(46.6)	735.7
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Selling, general and administrative	1.1	22.2	18.6	21.0	0.0	62.9

Operating (loss) profit	(1.1)	(7.6)	21.5	23.1	(1.9)	34.0
Other income (expense)	0.0	3.1	2.0	(3.6)	(1.1)	0.4
Equity income of subsidiaries	6.1	31.9	9.7	0.0	(47.7)	0.0
Interest expense	0.0	23.1	0.0	3.9	(1.1)	25.9
Income taxes	(0.6)	(1.8)	0.3	6.9	0.0	4.8

Income from continuing operations	5.6	6.1	32.9	8.7	(49.6)	3.7
Noncontrolling interests	0.0	0.0	0.0	(1.9)	0.0	(1.9)

Net income attributable to Koppers	$5.6	$6.1	$32.9	$10.6	$(49.6)	$5.6

Comprehensive (loss) income attributable to Koppers	$(1.2)	$(0.8)	$24.6	$4.6	$(28.4)	$(1.2)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$380.0	$17.9	$311.4	$(21.1)	$688.2
Cost of sales including depreciation and amortization	0.0	344.9	9.2	298.3	(21.3)	631.1
Selling, general and administrative	1.0	27.8	0.6	13.9	0.0	43.3

Operating (loss) profit	(1.0)	7.3	8.1	(0.8)	0.2	13.8
Other income (expense)	0.0	0.1	1.8	0.1	(2.1)	(0.1)
Equity income (loss) of subsidiaries	4.5	9.6	(7.0)	0.0	(7.1)	0.0
Interest expense	0.0	13.3	0.0	2.2	(2.1)	13.4
Income taxes	(0.3)	(0.8)	(5.9)	6.6	0.0	(0.4)

Income (loss) from continuing operations	3.8	4.5	8.8	(9.5)	(6.9)	0.7
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(3.2)	0.0	(3.2)

Net income (loss) attributable to Koppers	$3.8	$4.5	$8.8	$(6.4)	$(6.9)	$3.8

Comprehensive income attributable to Koppers	$9.4	$10.1	$13.6	$1.0	$(24.7)	$9.4

Condensed Consolidating Balance Sheet

June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.3	$0.5	$50.4	$0.0	$51.2
Receivables, net	0.0	83.3	35.3	88.0	0.0	206.6
Affiliated receivables	0.0	15.1	10.7	18.5	(44.3)	0.0
Inventories, net	0.0	98.8	27.3	100.0	(2.7)	223.4
Deferred tax assets	0.0	10.1	(0.6)	4.1	0.0	13.6
Other current assets	0.0	4.9	4.1	34.4	0.0	43.4

Total current assets	0.0	212.5	77.3	295.4	(47.0)	538.2
Equity investments	69.9	792.6	215.1	2.4	(1,076.1)	3.9
Property, plant and equipment, net	0.0	120.4	42.6	128.9	0.0	291.9
Goodwill	0.0	43.9	152.9	59.8	0.0	256.6
Intangible assets, net	0.0	9.4	122.7	33.1	0.0	165.2
Deferred tax assets	0.0	(3.4)	5.1	6.6	0.0	8.3
Affiliated loan receivables	0.0	30.9	237.6	42.0	(310.5)	0.0
Other noncurrent assets	0.0	19.1	5.0	1.9	0.0	26.0

Total assets	$69.9	$1,225.4	$858.3	$570.1	$(1,433.6)	$1,290.1

LIABILITIES AND EQUITY
Accounts payable	$0.1	$77.7	$28.1	$64.9	$0.0	$170.8
Affiliated payables	0.0	28.4	8.2	15.1	(51.7)	0.0
Accrued liabilities	(0.6)	33.8	20.5	41.6	0.0	95.3
Short-term debt and current portion of long-term debt	0.0	30.3	0.0	15.1	0.0	45.4

Total current liabilities	(0.5)	170.2	56.8	136.7	(51.7)	311.5
Long-term debt	0.0	706.1	0.0	42.7	0.0	748.8
Affiliated debt	0.0	209.6	30.8	70.1	(310.5)	0.0
Other long-term liabilities	0.0	68.2	13.0	69.7	0.0	150.9

Total liabilities	(0.5)	1,154.1	100.6	319.2	(362.2)	1,211.2
Koppers shareholders’ equity	70.4	71.3	757.7	242.4	(1,071.4)	70.4
Noncontrolling interests	0.0	0.0	0.0	8.5	0.0	8.5

Total liabilities and equity	$69.9	$1,225.4	$858.3	$570.1	$(1,433.6)	$1,290.1

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1
Receivables, net	0.0	75.7	20.0	103.0	0.0	198.7
Affiliated receivables	0.8	4.5	9.3	1.3	(15.9)	0.0
Inventories, net	0.0	108.8	30.8	102.6	(1.0)	241.2
Deferred tax assets	0.0	8.0	1.0	1.5	0.0	10.5
Other current assets	0.0	3.0	2.2	34.6	0.0	39.8

Total current assets	0.8	200.0	64.2	293.2	(16.9)	541.3
Equity investments	74.5	767.2	213.5	3.6	(1,053.8)	5.0
Property, plant and equipment, net	0.0	121.2	43.1	135.4	0.0	299.7
Goodwill	0.0	39.8	149.9	57.5	0.0	247.2
Intangible assets, net	0.0	2.2	128.1	37.4	0.0	167.7
Deferred tax assets	0.0	(1.0)	1.1	7.7	0.0	7.8
Affiliated loan receivables	0.0	40.5	212.0	40.9	(293.4)	0.0
Other noncurrent assets	0.0	19.1	5.2	0.9	0.0	25.2

Total assets	$75.3	$1,189.0	$817.1	$576.6	$(1,364.1)	$1,293.9

LIABILITIES AND EQUITY
Accounts payable	$0.1	$60.9	$9.0	$50.6	$0.0	$120.6
Affiliated payables	0.0	13.2	2.7	13.5	(29.4)	0.0
Accrued liabilities	5.2	37.9	29.5	55.0	0.0	127.6
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	13.9	0.0	43.9

Total current liabilities	5.3	142.0	41.2	133.0	(29.4)	292.1
Long-term debt	0.0	764.0	0.0	42.6	0.0	806.6
Affiliated debt	0.0	145.5	35.9	112.0	(293.4)	0.0
Other long-term liabilities	0.0	68.6	7.7	35.0	0.0	111.3

Total liabilities	5.3	1,120.1	84.8	322.6	(322.8)	1,210.0
Koppers shareholders’ equity	70.0	68.9	732.3	240.1	(1,041.3)	70.0
Noncontrolling interests	0.0	0.0	0.0	13.9	0.0	13.9

Total liabilities and equity	$75.3	$1,189.0	$817.1	$576.6	($1,364.1)	$1,293.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$10.6	$32.2	$38.8	$(8.9)	$78.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(26.9)	(3.1)	(2.6)	0.0	(32.6)
Repayments (loans to) from affiliates	0.0	5.1	(21.4)	(1.1)	17.4	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	12.2	0.0	0.3	0.0	12.5

Net cash (used in) provided by investing activities	0.0	(9.6)	(24.5)	(3.4)	17.4	(20.1)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(57.9)	0.1	1.2	0.0	(56.6)
Borrowings (repayments) of affiliated debt	0.0	64.0	(5.1)	(41.5)	(17.4)	0.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Other financing activities	0.0	0.0	0.0	0.0	0.0	0.0
Dividends paid	(5.1)	(5.8)	(3.1)	(3.6)	8.9	(8.7)
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)

Net cash used in financing activities	(5.4)	(0.7)	(8.1)	(43.9)	(8.5)	(66.6)
Effect of exchange rates on cash	0.0	0.0	0.0	8.7	0.0	8.7

Net increase (decrease) in cash and cash equivalents	0.0	0.3	(0.4)	0.2	0.0	0.1
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1

Cash and cash equivalents at end of period	$0.0	$0.3	$0.5	$50.4	$0.0	$51.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$11.5	$(19.0)	$17.1	$3.2	$(21.5)	$(8.7)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(7.8)	(15.0)	(57.2)	14.8	(65.2)
(Loans to) repayments from affiliates	0.0	(21.5)	(23.7)	0.0	45.2	0.0

Net cash (used in) provided by investing activities	0.0	(29.3)	(38.7)	(57.2)	60.0	(65.2)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	24.3	0.0	31.2	0.0	55.5
Borrowings (repayments) of affiliated debt	0.0	6.7	21.5	17.0	(45.2)	0.0
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(10.2)	(12.6)	0.0	(8.9)	21.5	(10.2)
Stock (repurchased) issued	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)

Net cash (used in) provided by financing activities	(11.5)	18.4	21.5	55.5	(38.5)	45.4
Effect of exchange rates on cash	0.0	0.0	0.0	0.7	0.0	0.7

Net (decrease) increase in cash and cash equivalents	0.0	(29.9)	(0.1)	2.2	0.0	(27.8)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2

Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$54.4	$0.0	$54.4

20. Related Party Transactions

The Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in six equal installments beginning in June 2015. TKK defaulted on the first installment payment of $1.6 million due in June 2015 and, accordingly, the entire principal amount of the loan is currently due and payable. The Company has engaged in negotiations with TKK’s controlling shareholder regarding repayment of the loan in addition to the potential sale of the Company’s 30-percent interest in TKK. As of June 30, 2015, management has concluded that it is probable that the full principal amount of the loan remains collectible and the carrying value of $2.0 million related to its equity investment is recoverable, and accordingly, no provision has been recorded.

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

On July 10, 2015, our 50 percent owned company, KSA Limited Partnership, sold substantially all of its assets. KSA Limited Partnership is a manufacturer of concrete railroad cross tie manufacturer. We do not expect the transaction to have a material impact on our results for the third quarter of 2015.

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

In March 2015 we announced our intention to discontinue production at our RUPS plant located in Green Spring, West Virginia. Accordingly, we recorded severance, fixed asset impairment and other restructuring charges of $2.7 million for the six months ended June 30, 2015.

On August 15, 2014, we completed the acquisition of the wood preservation and railroad services businesses (the “Osmose Entities”) of Osmose Holdings, Inc. (“Osmose”). The majority of the wood preservation business is now known as Koppers Performance Chemicals and forms our PC segment. We believe that Performance Chemicals is the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies. This business has operations and sales in North America, South America, Europe and Australasia. This business serves a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

The railroad services business that we acquired from Osmose is now known as Koppers Railroad Structures and is part of our RUPS segment. We believe that Koppers Railroad Structures is a leading provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and shortline railroads in North America.

The aggregate cash purchase price for the Osmose Entities was $494.1 million. The acquisition is expected to add more than $400 million of sales in 2015 at EBITDA margins that are expected to be above our target level of 12 percent. The financial results from these businesses for the first half of 2015 are consistent with our expectations.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex includes a 300,000 metric ton tar distillation facility which is majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that will be owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term soft pitch supply agreement with Nippon to supply their carbon black and needle coke plants. The construction of the tar distillation plant has been completed. The construction of the carbon black and needle coke plants has been substantially completed and is in the process of obtaining operating permits. We will be selling all of our production from the new facility into the domestic Chinese market until the carbon black and needle coke facilities are fully operational, which is estimated to occur near the end of 2015 or early 2016.

On July 7, 2015 we announced that KJCC, our 75-percent owned subsidiary, reached an agreement with C-Chem (Jiangsu) Needle Coke Co., Ltd (“C-Chem”), a subsidiary of Nippon to revise certain terms of the previously executed soft pitch supply agreement in exchange for a one-time advance payment of $30 million. This advance payment is considered deferred revenue to be recognized over the remaining term of the supply contract of approximately 50 years. Another key change to the original supply agreement is a revision of the pricing formula to accommodate the current unfavorable market conditions that C-Chem faces while still allowing for improvements in pricing to KJCC based upon stronger end markets in the future.

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the influence of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production and changes in scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

The availability of coal tar is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar by-product were also reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our CMC business. Many of our carbon pitch sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit dollars in that product segment of our CMC business. However, significant increases in raw material costs can result in margin dilution if only the increased cost of the raw material is passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our CMC end products.

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

Our CMC businesses and results of operations have also been negatively affected in recent years as key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in Europe and North America. The geographic shift in end market demand to the emerging economies over the past several years has resulted in a trend of declining utilization rates in North America and Europe over that same period.

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce the number of coal tar distillation facilities serving North America and Europe from the six that were in operation at the end of 2013 to three in total. The closure of the first facility occurred in April 2014 as we ceased distillation in Uithoorn, the Netherlands. The reduction in operating capacity resulted in charges to pre-tax earnings of $27.7 million in the year ended December 31, 2014. There are expected to be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

Several of our CMC products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is generally linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. Conversely, the recent significant decline in oil prices has resulted in lower selling prices and significantly lower profitability for carbon black feedstock, phthalic anhydride and naphthalene which is used as a feedstock for phthalic anhydride in the U.S. However, in certain regions our coal tar is also impacted by the price of oil, which has resulted in lower raw material and finished product costs that has partially offset the negative impact from lower product prices.

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that requires periodic replacement. As a result, our sales volumes for crossties and our operating results for this business have historically been relatively stable. However, our railroad business can be negatively affected by weather conditions that make it difficult for sawmills that provide our raw material to harvest timber. Additionally, some of our Class I railroad customers, which make up the largest portion of our business, may reduce inventory levels at certain times to manage working capital, which can adversely affect our volumes and profitability during certain periods.

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition resulted in higher prices and reduced availability for crossties which resulted in lower crossties sales volumes in 2014. Hardwood availability and crosstie production began to improve in the second half of 2014 and the first half of 2015 and we expect this improvement to continue throughout 2015.

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

Results of Operations – Comparison of Three Months Ended June 30, 2015 and 2014

Consolidated Results

Net sales for the three months ended June 30, 2015 and 2014 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2015	2014
(Dollars in millions)
Carbon Materials and Chemicals	$158.4	$208.6	-24%
Railroad and Utility Products and Services	170.9	148.2	+15%
Performance Chemicals	102.3	0.0	N/A
	$431.6	$356.8	+21%

CMC net sales decreased by $50.2 million or 24 percent compared to the prior year period due mainly to lower sales volumes for carbon pitch and carbon black feedstock combined with lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene which have been impacted by lower oil prices.

Lower carbon materials sales volumes decreased sales by five percent compared to the second quarter of 2014 as carbon pitch sales volumes for all geographic regions were lower.

Sales of distillates decreased sales by nine percent compared to the second quarter of 2014 driven by lower sales volumes for carbon black feedstock from Chinese operations combined with lower sales prices for carbon black feedstock due to lower oil prices.

Sales of coal tar chemicals declined by five percent compared to the prior year period due primarily to decreases in phthalic anhydride sales prices of 23 percent and lower naphthalene sales prices of 27 percent. Lower sales prices for phthalic anhydride and naphthalene were driven by lower oil prices.

Foreign exchange translation resulted in a reduction amounting to six percent of sales compared to the second quarter of 2014.

RUPS net sales increased by $22.7 million or 15 percent compared to the prior year period. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $14.8 million from the Osmose businesses that are a part of RUPS. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past couple years due to competitive market conditions for hardwood lumber.

PC net sales for the quarter ended June 30, 2015 were $102.3 million. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended June 30, 2015 compared to 87 percent in the prior year quarter due mainly to the acquisition of the higher margin PC business and higher gross margin for RUPS driven by higher sales volumes resulting in improved fixed cost absorption, which more than offset lower gross margin from CMC.

Depreciation and amortization for the quarter ended June 30, 2015 was $8.0 million higher when compared to the prior year period due mainly to depreciation and amortization for the PC business that was acquired in August 2014 combined with $3.1 million of accelerated depreciation and asset retirement obligation amortization related to the closure of our wood treating facility in Green Spring, West Virginia.

Selling, general and administrative expenses for the quarter ended June 30, 2015 were $9.2 million higher when compared to the prior year period due mainly to the PC business that was acquired in August 2014.

Other income (loss) for the quarter ended June 30, 2015 was $0.2 million compared to ($0.3) million in the prior year period as higher licensing royalties received by PC more than offset an increase in equity method losses for CMC related to our TKK facility in China.

Interest expense for the quarter ended June 30, 2015 was $6.3 million higher than the prior year period as a result of higher debt levels due to financing for the acquisition of the Osmose Entities in August 2014.

Income taxes for the three months ended June 30, 2015 were $0.2 million lower when compared to the prior year period due to the favorable impact of a lower effective tax rate almost fully offset by an increase in pre-tax earnings. The decrease in the effective tax rate on pretax ordinary income and before discrete items to 30.8 percent compared to 65.0 percent in the prior year quarter is attributed to the current year benefits from the legal entity tax restructuring project that was completed in December 2014 along with a decrease in the non-deductible expenses related to the closure of the Uithoorn facility. Discrete items included in income taxes for the three months ended June 30, 2015 and June 30, 2014, respectively, were not material.

Segment Results

Segment operating profit for the three months ended June 30, 2015 and 2014 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2015	2014
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(2.9)	$3.8	-176%
Railroad and Utility Products and Services	15.0	12.8	+17%
Performance Chemicals	15.5	0.0	N/A
Corporate	(1.6)	(3.3)	-52%
	$26.0	$13.3	+95%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	(1.8)%	1.8%	-3.6%
Railroad and Utility Products and Services	8.8%	8.6%	+0.2%
Performance Chemicals	15.2%	0.0%	N/A
	6.0%	3.7%	+2.3%

CMC operating profit decreased by $6.7 million or 176 percent over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 1.8 percent compared to operating profit as a percent of sales of 1.8 percent in the prior year quarter. Operating profit for the three months ended June 30, 2015 was negatively affected by lower sales prices for phthalic anhydride, naphthalene, and carbon black feedstock which were partially offset by lower raw material costs.

RUPS operating profit increased by $2.2 million or 17 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS increased to 8.8 percent from 8.6 percent in the prior year quarter. Operating profit for the three months ended June 30, 2015 was positively impacted by higher sales volumes for crossties driven by strong industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of Koppers Railroad Structures.

PC operating profit for the three months ended June 30, 2015 amounted to $15.5 million or 15.2 percent of sales as profitability reflected normal seasonality for residential construction.

Results of Operations – Comparison of Six Months Ended June 30, 2015 and 2014

Consolidated Results

Net sales for the six months ended June 30, 2015 and 2014 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2015	2014
(Dollars in millions)
Carbon Materials and Chemicals	$316.6	$411.2	-23%
Railroad and Utility Products and Services	329.0	277.0	+19%
Performance Chemicals	183.8	0.0	N/A
	$829.4	$688.2	+21%

CMC net sales decreased by $94.6 million or 23 percent compared to the prior year period due mainly to lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene which have been impacted by lower oil prices.

Lower distillate sales prices decreased sales by nine percent compared to the six months ended June 30, 2014 due mainly to lower sales volumes and prices for carbon black feedstock, with the lower prices driven by lower oil prices.

Sales of coal tar chemicals declined by six percent of sales compared to the prior year period due primarily to decreases in sales prices for phthalic anhydride and naphthalene driven by lower oil prices.

Foreign exchange translation resulted in a reduction amounting to six percent of sales compared to the same period in 2014.

RUPS net sales increased by $52.0 million or 19 percent compared to the prior year period. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $28.3 million from the Osmose businesses that are a part of RUPS. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past couple years due to competitive market conditions for hardwood lumber.

PC net sales for the period ended June 30, 2015 were $183.8 million. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 84 percent for the quarter ended June 30, 2015 as compared to 87 percent for the six months ended June 30, 2014 due mainly to the acquisition of the higher margin PC business and higher gross margin for RUPS driven by higher sales volumes resulting in improved fixed cost absorption, which more than offset lower gross margin from CMC.

Depreciation and amortization for the six months ended June 30, 2015 was $14.1 million higher when compared to the prior year period due mainly to depreciation and amortization for the PC business that was acquired in August 2014 and $3.8 million of accelerated depreciation and asset retirement obligation amortization related to the closure of of a wood-treating facility.

Gain on sale of business of $3.2 million for the six months ended June 30, 2015 reflected the sale of our North American utility pole business in January 2015.

Impairment and restructuring charges were $2.7 million for the six months ended June 30, 2015 as a result of the planned closure of our wood treating facility in Green Spring, West Virginia. The $15.5 million incurred for the six months ended June 30, 2014 was due to the closure of the Uithoorn facility for $10.8 million combined with impairment charges related to the KCCC facility of $4.7 million.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $19.6 million higher when compared to the prior year period due mainly to the PC business that was acquired in August 2014. Additionally, $1.9 million of costs were incurred in the first six months of 2015 related to the North American CMC restructuring project.

Other income (loss) for the six months ended June 30, 2015 was $0.4 million compared to ($0.1) million in the prior year period as licensing royalties received by PC were more than offset by equity method losses for CMC related to our TKK facility in China.

Interest expense for the six months ended June 30, 2015 was $12.5 million higher than the prior year period as a result of higher debt levels due to financing for the acquisition of the Osmose Entities in August 2014.

Income taxes for the six months ended on June 30, 2015 were $5.2 million higher when compared to the prior year period due to an increase in pre-tax earnings and the net unfavorable impact of discrete tax items partially offset by a lower effective tax rate. The decrease in the effective tax rate on pretax ordinary income and before discrete items to 30.8 percent compared to 64.3 percent in the prior year period is attributed to the current year benefits from the legal entity tax restructuring project that was completed in December 2014 along with a decrease in the non-deductible expenses related to the closure of the Uithoorn facility. Discrete items included in income taxes for the six months ended on June 30, 2015 were a net tax benefit of $0.3 million which was primarily related to the closure of an IRS audit of the Company’s US tax returns through 2011. Discrete items included in income taxes for the six months ended on June 30, 2014 were a net tax benefit of $5.7 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Segment Results

Segment operating profit for the six months ended June 30, 2015 and 2014 is summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2015	2014
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(13.8)	$(5.0)	-176%
Railroad and Utility Products and Services	30.4	23.9	+27%
Performance Chemicals	21.9	0.0	N/A
Corporate	(4.5)	(5.1)	-12%
	$34.0	$13.8	+146%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	(4.4)%	(1.2)%	-3.2%
Railroad and Utility Products and Services	9.2%	8.6%	+0.6%
Performance Chemicals	11.9%	0.0%	N/A
	4.1%	2.0%	+2.1%

CMC operating profit decreased by $8.8 million or 176 percent over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 4.4 percent compared to 1.2 percent in the prior year period. Operating profit for the six months ended June 30, 2015 was negatively affected by lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene driven by lower oil prices.

RUPS operating profit increased by $6.5 million or 27 percent compared to the prior year period, and operating profit as a percentage of net sales for RUPS increased to 9.2 percent from 8.6 percent in the prior year period. Operating profit for the six months ended June 30, 2015 was positively impacted by higher sales volumes for crossties due to strong industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of Koppers Railroad Structures.

PC operating profit for the six months ended June 30, 2015 amounted to $21.9 million or 11.9 percent of sales as profitability reflected normal seasonality for residential construction. The financial results from these businesses for the first half of 2015 are consistent with our expectations and recent historical performance.

Cash Flow

Net cash provided by operating activities was $78.1 million for the six months ended June 30, 2015 as compared to net cash used by operating activities of $8.7 million for the six months ended June 30, 2014. The net increase of $86.6 million in cash from operations was due primarily to lower working capital usage compared to the prior year period principally as a result of a decrease in inventories and an increase in accounts payable combined with the receipt of a cash advance payment of $30 million to KJCC due to the amendment of a soft pitch supply agreement with its customer.

Net cash used in investing activities was $20.1 million for the six months ended June 30, 2015 as compared to net cash used in investing activities of $65.2 million for the six months ended June 30, 2014. The decrease in net cash used by investing activities of $45.1 million is due to a reduction of $18.3 million for capital expenditures, proceeds of $12.5 million from asset sales, and a $14.3 million reduction in acquisition expenditures compared to the prior year period.

Net cash used in financing activities was $66.6 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $45.4 million for the six months ended June 30, 2014. The difference is due mainly to debt repayments totaling $58.2 million in the first six months of 2015 as compared to borrowings of $55.5 million in the prior year period.

Dividends paid were $8.7 million for the six months ended June 30, 2015 compared to $10.2 million for the six months ended June 30, 2014. Dividends paid in 2015 include $3.5 million of dividends paid to the non-controlling interest shareholder of KCCC, our 60-percent owned subsidiary. There were no dividends declared to Koppers Holdings shareholders during 2015.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2015 the basket totaled $190.9 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2015, we had $80.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2015, $61.6 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2015 (dollars in millions):

Cash and cash equivalents(1)	$51.2
Amount available under revolving credit facility	80.2
Amount available under other credit facilities	0.8

Total estimated liquidity	$132.2

(1)	Cash includes approximately $50 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $20 million.

Our estimated liquidity was $165.4 million at December 31, 2014.

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

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2015 was 1.66.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at June 30, 2015 was 4.76.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests in the future.

The Company entered into an amendment of the revolving credit facility dated June 30, 2015 which excludes dividends paid by Koppers Holdings Inc. from the calculation of fixed charges under the fixed charge coverage ratio. Koppers Holdings last paid a dividend in January 2015. In the event that Koppers Holdings pays any dividends subsequent to June 30, 2015, all dividends paid by Koppers Holdings during any period of determination will be included in the calculation of fixed charges under the fixed charge coverage ratio. The Company would have been in compliance with all covenants at June 30, 2015 regardless of this amendment.

At June 30, 2015, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Legal Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 2 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 Part I is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended June 30, 2015 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1*	Amended and Restated Articles of Incorporation of the Company, as amended on May 7, 2015.

10.103*	Second Amendment to Credit Agreement, dated as of June 30, 2015 by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 6, 2015	By:	/s/ MICHAEL J. ZUGAY

Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)