Form 10-Q
period 2015-09-30
Koppers Holdings Inc.
filed 2015-11-05
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2015 amounted to 20,553,284 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$433.8	$440.1	$1,263.2	$1,128.3
Cost of sales (excluding items below)	359.1	377.0	1,059.4	974.0
Depreciation and amortization	16.9	11.2	49.6	29.8
Gain on sale of business	0.0	0.0	(3.2)	0.0
Impairment and restructuring charges	0.0	2.6	2.7	18.1
Selling, general and administrative expenses	30.8	32.0	93.7	75.3
Operating profit	27.0	17.3	61.0	31.1
Other income (loss)	0.0	(0.2)	0.4	(0.3)
Interest expense	12.6	11.9	38.5	25.3
Income before income taxes	14.4	5.2	22.9	5.5
Income tax provision	5.2	9.5	10.0	9.1
Income (loss) from continuing operations	9.2	(4.3)	12.9	(3.6)
(Loss) income from discontinued operations, net of tax benefit of $0.0, $0.0, $0.0 and $0.0	(0.1)	0.1	(0.1)	0.0
Net income (loss)	9.1	(4.2)	12.8	(3.6)
Net loss attributable to noncontrolling interests	(1.0)	(1.5)	(2.9)	(4.7)
Net income (loss) attributable to Koppers	$10.1	$(2.7)	$15.7	$1.1
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic	$0.49	$(0.14)	$0.77	$0.05
Diluted	$0.49	$(0.14)	$0.76	$0.05
Comprehensive loss	$(4.7)	$(19.9)	$(7.9)	$(14.1)
Comprehensive loss attributable to noncontrolling interests	(1.2)	(1.3)	(3.1)	(4.9)
Comprehensive loss attributable to Koppers	$(3.5)	$(18.6)	$(4.8)	$(9.2)
Weighted average shares outstanding (in thousands):
Basic	20,553	20,495	20,537	20,452
Diluted	20,632	20,495	20,609	20,593
Dividends declared per common share	$0.00	$0.25	$0.00	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2015	December 31, 2014
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$33.0	$51.1
Accounts receivable, net of allowance of $6.3 and $5.6	198.5	198.7
Inventories, net	208.7	241.2
Deferred tax assets	13.4	10.5
Loan to related party	9.5	9.5
Other current assets	39.2	30.3
Total current assets	502.3	541.3
Equity in non-consolidated investments	0.8	5.0
Property, plant and equipment, net	289.4	299.7
Goodwill	252.6	247.2
Intangible assets, net	158.9	167.7
Deferred tax assets	8.3	7.8
Other assets	25.1	25.2
Total assets	$1,237.4	$1,293.9
Liabilities
Accounts payable	$151.6	$120.6
Accrued liabilities	97.7	122.5
Dividends payable	0.0	5.1
Current maturities of long-term debt	45.1	43.9
Total current liabilities	294.4	292.1
Long-term debt	718.0	806.6
Accrued postretirement benefits	52.6	54.7
Deferred tax liabilities	8.9	10.2
Other long-term liabilities	88.2	46.4
Total liabilities	1,162.1	1,210.0
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,012,121 and 21,938,260 shares issued	0.2	0.2
Additional paid-in capital	167.5	164.5
Retained earnings	33.8	18.0
Accumulated other comprehensive loss	(80.8)	(60.3)
Treasury stock, at cost, 1,458,837 and 1,443,248 shares	(52.7)	(52.4)
Total Koppers shareholders’ equity	68.0	70.0
Noncontrolling interests	7.3	13.9
Total equity	75.3	83.9
Total liabilities and equity	$1,237.4	$1,293.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income (loss)	$12.8	$(3.6)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	49.6	29.8
Impairment charges	2.7	4.7
Gain on sale of business	(3.2)	0.0
Deferred income taxes	(0.8)	(3.2)
Equity loss, net of dividends received	2.2	0.9
Change in other liabilities	(3.8)	(10.9)
Non-cash interest expense	2.7	3.4
Stock-based compensation	3.1	4.6
Deferred revenue	28.3	0.0
Other	1.7	(1.5)
Changes in working capital:
Accounts receivable	(8.8)	(15.6)
Inventories	13.7	4.9
Accounts payable	34.2	(6.1)
Accrued liabilities and other working capital	(39.3)	3.4
Net cash provided by operating activities	95.1	10.8
Cash (used in) provided by investing activities:
Capital expenditures	(26.4)	(59.0)
Acquisitions, net of cash acquired	(15.3)	(496.5)
Net cash proceeds from divestitures and asset sales	14.7	0.1
Net cash used in investing activities	(27.0)	(555.4)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	465.4	520.7
Repayments of revolving credit	(531.0)	(305.8)
Borrowings of long-term debt	1.8	348.9
Repayments of long-term debt	(22.5)	0.0
Issuances of Common Stock	0.0	0.7
Proceeds from issuance of noncontrolling interest	0.0	1.4
Repurchases of Common Stock	(0.3)	(2.0)
Payment of deferred financing costs	(1.0)	(11.1)
Dividends paid	(8.7)	(15.2)
Net cash (used in) provided by financing activities	(96.3)	537.6
Effect of exchange rate changes on cash	10.1	(0.1)
Net decrease in cash and cash equivalents	(18.1)	(7.1)
Cash and cash equivalents at beginning of period	51.1	82.2
Cash and cash equivalents at end of period	$33.0	$75.1

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

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance becomes effective January 1, 2016. We do not expect that the updated guidance will have a material effect on the Company’s financial statements.

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

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, the Company recorded a severance and fixed asset impairment charge of $2.7 million. As of September 30, 2015, the facility is closed. All fixed assets directly related to the facility have been substantially depreciated.

Details of the restructuring activities and related reserves for past closures of certain of the Company’s facilities in the Netherlands, Australia and the United States are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	9.8	0.0	3.2	0.1	13.1
Reversal of accrued charges	0.0	(1.1)	(0.9)	0.0	(2.0)
Cash paid	(9.7)	0.0	(1.3)	0.0	(11.0)
Currency translation	(0.2)	(0.4)	(0.4)	0.0	(1.0)
Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	0.3	0.0	0.0	0.7	1.0
Reversal of accrued charges	0.0	0.0	(0.2)	0.0	(0.2)
Cash paid	(0.1)	0.0	(2.0)	0.0	(2.1)
Currency translation	0.0	(0.6)	(0.3)	0.0	(0.9)
Reserve at September 30, 2015	$0.2	$3.5	$1.4	$0.8	$5.9

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

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, less cash acquired of $27.2 million. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan. Acquisition-related costs for the three month and nine month periods ended September 30, 2014 were $6.3 million and $10.4 million, respectively, and are reported in selling, general and administrative expenses.

Subsequent to the acquisition, Osmose, Inc. was renamed Koppers Performance Chemicals Inc. and Osmose Railroad Services, Inc. was renamed Koppers Railroad Structures Inc. Koppers Performance Chemicals Inc.’s wood preservation business develops, manufactures and sells wood preservation chemicals and wood treatment technologies for infrastructure, residential and commercial construction, and agricultural markets. The wood preservation business has operations and sales in North America, South America, Europe, and Australasia. Substantially all of the businesses of Koppers Performance Chemicals Inc. are reported as our Performance Chemicals segment. Koppers Railroad Structures Inc. is a provider of railroad infrastructure services, including bridge inspection, engineering, maintenance and repair, and construction services for the Class I and short-line railroads in North America. Koppers Railroad Structures Inc. and one wood treating company, which is a subsidiary of Koppers Performance Chemicals Inc., are reported as part of the Railroad and Utility Products and Services segment.

The consolidated balance sheet as of December 31, 2014 reflected a preliminary fair value determination of the acquired assets and liabilities based on assumptions and estimates that, while considered reasonable under the circumstances, are subject to change. As of September 30, 2015, the Company has adjusted the value of certain acquired assets and liabilities which has resulted in a net increase to goodwill of approximately $9.4 million since December 31, 2014.

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

	Three months ended September 30, 2014	Nine months ended September 30, 2014
(Dollars in millions)
Revenue	$500.1	$1,392.9
Income from continuing operations attributable to Koppers	3.4	16.4

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

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$33.0	$33.0	$51.1	$51.1
Investments and other assets(a)	1.4	1.4	1.5	1.5
Financial liabilities:
Long-term debt (including current portion)	$767.2	$763.1	$862.1	$850.5
(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair values of the term loan and revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

6. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2015 and 2014 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)
Net income (loss)	$9.1	$(4.2)	$12.8	$(3.6)
Other comprehensive (loss) income:
Change in currency translation adjustment	(13.6)	(10.6)	(21.9)	(9.8)
Change in foreign currency transactions of long-term subsidiary investments	0.0	(3.8)	0.0	(0.5)
Change in derivative financial instrument net loss, net of tax benefit (expense) of $0.5, $0.8, $0.7 and $0.8	(1.2)	(1.9)	(1.7)	(1.9)
Change in unrecognized pension net income, net of tax benefit (expense) of $(0.4), $(0.2), $(1.2) and $(0.7)	1.0	0.6	3.0	1.8
Change in unrecognized prior service cost, net of tax benefit (expense) of $0.0, $0.0, $0.0 and $0.0	0.0	0.0	(0.1)	(0.1)
Total comprehensive loss	(4.7)	(19.9)	(7.9)	(14.1)
Less: comprehensive loss attributable to noncontrolling interests	(1.2)	(1.3)	(3.1)	(4.9)
Comprehensive loss attributable to Koppers	$(3.5)	$(18.6)	$(4.8)	$(9.2)

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss, unrecognized prior service cost and unrecognized transition asset. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include losses related to derivative financial instruments of $1.8 million and $3.7 million for the three and nine months ended September 30, 2015, respectively.

The following tables present the change in equity for the nine months ended September 30, 2015 and 2014, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$70.0	$13.9	$83.9
Net income (loss)	15.7	(2.9)	12.8
Employee stock plans	3.1	0.0	3.1
Other comprehensive loss	(20.5)	(0.2)	(20.7)
Dividends	0.0	(3.5)	(3.5)
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at September 30, 2015	$68.0	$7.3	$75.3

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$169.8	$20.0	$189.8
Net income (loss)	1.1	(4.7)	(3.6)
Issuance of common stock	0.7	0.0	0.7
Employee stock plans	4.9	0.0	4.9
Other comprehensive loss	(10.3)	(0.2)	(10.5)
Dividends	(15.6)	0.0	(15.6)
Investment in noncontrolling interests	0.0	1.3	1.3
Repurchases of common stock	(2.0)	0.0	(2.0)
Balance at September 30, 2014	$148.6	$16.4	$165.0

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income (loss) attributable to Koppers	$10.1	$(2.7)	$15.7	$1.1
Less: (Loss) income from discontinued operations	(0.1)	0.1	(0.1)	0.0
Income (loss) from continuing operations attributable to Koppers	$10.2	$(2.8)	$15.8	$1.1
Weighted average common shares outstanding:
Basic	20,553	20,495	20,537	20,452
Effect of dilutive securities	79	0	72	141
Diluted	20,632	20,495	20,609	20,593
Earnings (loss) per common share – continuing operations:
Basic earnings (loss) per common share	$0.49	$(0.14)	$0.77	$0.05
Diluted earnings (loss) per common share	0.49	(0.14)	0.76	0.05
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	738	265	671	260

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

The following table shows a summary of the performance stock units as of September 30, 2015:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2013 – 2015	0	80,578	120,867
2014 – 2016	0	94,341	141,512
2015 – 2017	0	223,684	335,526

The following table shows a summary of the status and activity of non-vested stock awards for the nine months ended September 30, 2015:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2014	148,906	280,381	429,287	$39.31
Granted	141,775	223,684	365,459	$18.20
Credited from dividends	4,271	5,970	10,241	$37.78
Vested	(62,929)	0	(62,929)	$38.08
Forfeited	(10,566)	(106,031)	(116,597)	$38.49
Non-vested at September 30, 2015	221,457	404,004	625,461	$27.23

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	448,812	$36.58
Granted	330,159	$17.57
Forfeited	(4,722)	$39.23
Outstanding at September 30, 2015	774,249	$28.46	6.99	$1.0
Exercisable at September 30, 2015	333,697	$35.36	4.17	$0.1

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.1	$1.4	$3.1	$4.6
Less related income tax benefit	0.4	0.6	1.2	1.8
	$0.7	$0.8	$1.9	$2.8

As of September 30, 2015, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $7.7 million and the weighted-average period over which this cost is expected to be recognized is approximately 29 months.

9. Segment Information

The Company has three reportable segments: Carbon Materials and Chemicals, Railroad and Utility Products and Services, and Performance Chemicals. The Company’s reportable segments contain multiple business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)
Revenues from external customers:
Carbon Materials and Chemicals	$163.0	$226.6	$479.6	$637.8
Railroad and Utility Products and Services	177.6	167.4	506.6	444.4
Performance Chemicals	93.2	46.1	277.0	46.1
Total	$433.8	$440.1	$1,263.2	$1,128.3
Intersegment revenues:
Carbon Materials and Chemicals	$23.1	$20.7	$63.6	$62.0
Performance Chemicals	2.0	0.8	6.3	0.8
Total	$25.1	$21.5	$69.9	$62.8
Depreciation and amortization expense:
Carbon Materials and Chemicals(a)	$8.0	$6.6	$20.7	$18.7
Railroad and Utility Products and Services(b)	4.2	2.2	14.7	8.7
Performance Chemicals	4.7	2.4	14.2	2.4
Total	$16.9	$11.2	$49.6	$29.8
Operating profit (loss):
Carbon Materials and Chemicals(c)	$0.0	$5.2	$(13.8)	$0.2
Railroad and Utility Products and Services(d)	17.7	17.4	48.1	41.3
Performance Chemicals	9.7	1.3	31.6	1.3
Corporate(e)	(0.4)	(6.6)	(4.9)	(11.7)
Total	$27.0	$17.3	$61.0	$31.1
(a)	Excludes impairment charges of $4.7 million for the nine months ended September 30, 2014 for the Tangshan, China facility.
(b)	Excludes impairment charges of $2.5 million for the nine months ended September 30, 2015 for a wood treating facility in the United States.
(c)

Includes plant closure costs of $13.4 million for the nine months ended September 30, 2014 for the Uithoorn, Netherlands facility and impairment charges of $4.7 million for the nine months ended September 30, 2014 for the Tangshan, China facility.

(d)

Includes gain on sale of the Company’s North American utility pole business of $3.2 million and impairment charges of $2.5 million for a wood treating facility in the United States in the nine months ended September 30, 2015.

(e)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2015	December 31, 2014
(Dollars in millions)
Segment assets:
Carbon Materials and Chemicals	$486.5	$514.6
Railroad and Utility Products and Services	258.1	275.2
Performance Chemicals	456.9	469.0
All other	35.9	35.1
Total	$1,237.4	$1,293.9
Goodwill:
Carbon Materials and Chemicals	$67.0	$65.5
Railroad and Utility Products and Services	9.8	9.3
Performance Chemicals	175.8	172.4
Total	$252.6	$247.2

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

Income taxes as a percentage of pretax ordinary income before discrete items were 35.3 percent and 94.2 percent for each of the three months ended on September 30, 2015 and 2014, respectively. Discrete items included in income taxes for the three months ended September 30, 2015 were a net tax benefit of $1.2 million which was primarily related to changes in unrecognized tax benefits. Discrete items included in income taxes for the three months ended September 30, 2014 were a net tax benefit of $0.3 million which was primarily related to changes in unrecognized tax benefits.

The effective tax rate for the three months ended on September 30, 2015 differs from the U.S. federal statutory rate of 35.0 percent due to nondeductible expenses (+1.7 percent) and uncertain tax positions (+1.4 percent) partially offset by state taxes (-2.5 percent), and the taxes on foreign earnings (-0.3 percent). With respect to the three months ended on September 30, 2014, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (+47.7 percent), nondeductible expenses (+11.0 percent), uncertain tax positions (+2.7 percent) and state taxes (+0.1 percent) partially offset by the domestic manufacturing deduction (-1.8 percent) and tax credits (-0.5 percent).

Income taxes as a percentage of pretax ordinary income before discrete items were 33.1 percent and 80.9 percent for the nine months ended on September 30, 2015 and 2014, respectively. Discrete items included in income taxes for the nine months ended on September 30, 2015 were a net tax benefit of $1.6 million which was primarily related to changes in unrecognized tax benefits and the closure of an IRS audit of the Company’s U.S. tax returns through 2011. Discrete items included in income taxes for the nine months ended on September 30, 2014 were a net tax benefit of $6.0 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

The effective tax rate for the nine months ended on September 30, 2015 differs from the U.S. federal statutory rate of 35.0 percent due to the taxes on foreign earnings (-3.7 percent) and state taxes (-0.8 percent) partially offset by nondeductible expenses (+1.4 percent), and uncertain tax positions (+1.2 percent). With respect to the nine months ended on September 30, 2014, the effective tax rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to the taxes on foreign earnings (+38.8 percent), nondeductible expenses (+6.7 percent), uncertain tax positions (+2.0 percent) and state taxes (+0.8 percent) partially offset by the domestic manufacturing deduction (-2.0 percent) and tax credits (-0.4 percent).

During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from the estimates at the end of the third quarter, the actual tax provision recognized for 2015 could be materially different from the forecasted annual tax provision as of the end of the third quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

As of September 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.0 million and $6.0 million, respectively. Unrecognized tax benefits totaled $6.6 million and $7.2 million as of September 30, 2015 and December 31, 2014, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2015 and December 31, 2014 the Company had accrued approximately $1.5 million and $2.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of September 30, 2015 and December 31, 2014 are summarized in the table below:

	September 30, 2015	December 31, 2014
(Dollars in millions)
Raw materials	$158.3	$191.1
Work in process	15.3	2.6
Finished goods	93.1	103.6
	$266.7	297.3
Less revaluation to LIFO	58.0	56.1
Net	$208.7	$241.2

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2015 and December 31, 2014 are summarized in the table below:

	September 30, 2015	December 31, 2014
(Dollars in millions)
Land	$17.6	$18.7
Buildings	40.4	45.3
Machinery and equipment	681.7	678.6
	$739.7	$742.6
Less accumulated depreciation	450.3	442.9
Net	$289.4	$299.7

Impairments – Impairment charges for the nine month period ended September 30, 2015 were $2.5 million and were related to the Railroad and Utility Products and Services wood treating plant in Green Spring, West Virginia. This impairment charge was calculated using a probability-weighted discounted cash flow model.

The 2014 impairment of the Company’s coal tar distillation plant in Tangshan, China was due to the impending forced closure of a neighboring third party owned metallurgical coke facility. The adjacent coke battery is expected to cease production sometime within the next eight to twelve months. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near the coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. Closure of the coke batteries directly impacts KCCC’s ability to operate its coal tar distillation plant and the Company has determined that it is unable to continue coal tar distillation activities at the site once the neighboring coke battery ceases production activities. As of September 30, 2015, all fixed assets directly related to the facility have been substantially depreciated.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)
Service cost	$0.5	$0.7	$1.5	$1.9
Interest cost	2.7	2.8	8.1	8.8
Expected return on plan assets	(3.0)	(3.5)	(9.0)	(10.5)
Amortization of prior service cost	(0.1)	0.0	(0.2)	(0.1)
Amortization of net loss	1.7	1.0	5.0	3.0
Net periodic benefit cost	$1.8	$1.0	$5.4	$3.1
Defined contribution plan expense(a)	$2.1	$1.3	$4.2	$4.5
(a)	The nine months ended September 30, 2015 includes reversal of 2014 discretionary 401k match accrual of $2.2 million.

14. Debt

Debt at September 30, 2015 and December 31, 2014 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2015	December 31, 2014
(Dollars in millions)
Term Loan	3.57%	2019	$270.0	$292.5
Revolving Credit Facility	3.57%	2019	138.9	204.5
Construction and other loans	5.14%	2018	56.8	56.5
Senior Notes	7 7/8%	2019	297.4	297.0
Total debt			763.1	850.5
Less short term debt and current maturities of long-term debt			45.1	43.9
Long-term debt			$718.0	$806.6

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

The Company entered into an amendment of the revolving credit facility dated June 30, 2015 which excludes dividends paid by Koppers Holdings Inc. from the calculation of fixed charges under the fixed charge coverage ratio. Koppers Holdings last paid a dividend in January 2015. In the event that Koppers Holdings pays any dividends subsequent to September 30, 2015, all dividends paid by Koppers Holdings during any period of determination will be included in the calculation of fixed charges under the fixed charge coverage ratio.

As of September 30, 2015, the Company had $105.3 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2015, $47.5 million of commitments were utilized by outstanding letters of credit.

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

The facilities are variable rate and one of the loans totaling $31.2 million has certain financial covenants that monitor minimum net worth and leverage. Due to a delay in the completion of an adjacent carbon black and needle coke facility owned by Nippon Steel and Sumikan Chemical which will purchase a significant portion of the products produced by KJCC, KJCC is not expected to be in compliance with the financial covenants on this loan at December 31, 2015. We are currently negotiating a refinancing of the loan with the lender which will include amended financial covenants as of December 31, 2015. We believe that we will be able to complete this refinancing by December 31, 2015. If we are not able to either complete this refinancing or obtain a waiver on the violation of the financial covenants, the lender could demand immediate payment of the full amount of the outstanding loan which is secured by a letter of credit from our revolving credit facility.

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

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year. On or after December 1, 2015, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 102.625 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value on December 1, 2017.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2015	December 31, 2014
(Dollars in millions)
Asset retirement obligation at beginning of year	$30.5	$23.2
Acquisition	0.8	0.0
Accretion expense	3.1	2.3
Revision in estimated cash flows	8.3	10.3
Cash expenditures	(5.5)	(4.6)
Currency translation	(0.5)	(0.7)
Balance at end of period	$36.7	$30.5

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

	September 30, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$2.5	$3.2
Advance payment	30.0	0.0
Revenue earned	(1.6)	(0.7)
Balance at end of period	$30.9	$2.5

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $29.9 million as of September 30, 2015.

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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates certain commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The amount of hedge ineffectiveness charged to profit and loss is not material for any period presented.

For those commodity swaps which are not designated as cash flow hedges, the fair value of the commodity swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings.

As of September 30, 2015, the Company has outstanding copper swap contracts designated as cash flow hedges totaling 15.7 million pounds and the fair value of these swap contracts was $(9.3) million which is classified in accrued liabilities in the consolidated balance sheet. The amount of loss recognized in other comprehensive loss totaled $5.5 million, net of tax, at September 30, 2015 and the amount charged to expense related to ineffectiveness totaled $0.4 million for the three and nine months ended September 30, 2015. In the next twelve months the Company estimates that $4.9 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

As of September 30, 2015, the Company had outstanding copper swap contracts not designated as cash flow hedges totaling 2.0 million pounds and the fair value of these swap contracts was $(0.1) million which is classified in accrued liabilities in the consolidated balance sheet. The amount of loss recognized in earnings from changes in the fair value of these copper swap contracts totaled $0.1 million for the three and nine months ended September 30, 2015.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the condensed consolidated statement of income. As of September 30, 2015, the Company has outstanding foreign currency forward contracts with a net fair value totaling $3.6 million, consisting of a gross derivative asset of $5.7 million and a gross derivative liability of $2.1 million. The net currency units outstanding at September 30, 2015 were British Pound of GBP 23.6 million, New Zealand Dollar of NZD 36.1 million, Canadian Dollar of CAD 8.0 million and United States Dollar of USD 72.1 million.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 110 plaintiffs in 59 cases pending as of September 30, 2015, compared to 112 plaintiffs in 60 cases pending as of December 31, 2014. As of September 30, 2015, there are a total of 58 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee. Koppers Inc. has been dismissed from three cases formerly pending in state court in Arkansas.

The plaintiffs in all 59 pending cases seek to recover compensatory damages, while plaintiffs in 54 cases also seek to recover punitive damages. The plaintiffs in the 58 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. Each of the plaintiffs in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. In a second amended complaint, plaintiffs defined the putative class as consisting of all persons who are present record owners of residential real properties located in an area within a two-mile radius of the former Gainesville wood treating plant. Plaintiffs further allege that chemicals and contaminants from the Gainesville plant have contaminated real properties within the two mile geographical area, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The second amended complaint seeks damages for diminution in property values, the establishment of a medical monitoring fund and punitive damages.

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

Expert witness discovery was completed on August 30, 2015, and both sides filed motions to strike or limit the testimony of the other side’s experts.  Those motions are now pending before the court.  Plaintiffs filed a motion for class certification on September 30, 2015.  The response of Koppers Inc. was filed on October 30, 2015.  In the motion, plaintiffs seek a class comprised of all current property owners of single family residential properties within a polygon-shaped area extending approximately two miles from the former plant area (which area encompasses approximately 7,000 owners).

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

Virgin Islands. Koppers Performance Chemicals Inc. (“KPC”) is a defendant in a putative class action lawsuit filed in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that KPC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with KPC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with KPC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures.

The lawsuit was filed on July 16, 2014, and KPC filed a motion to dismiss. On September 28, 2015, the district court denied without prejudice KPC’s motion to dismiss, finding that plaintiffs thus far have failed to demonstrate its case for personal jurisdiction over KPC in the Virgin Islands.  The court has granted plaintiffs a limited period through November 6, 2015 for discovery on specific jurisdictional issues after which it will reconsider KPC’s motion to dismiss. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although KPC is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 (“Pre-Closing”) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.9 million at September 30, 2015, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. Osmose Holdings, Inc. has provided an indemnity of up to $5 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). As of September 30, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $5.2 million. The Company has also recorded a receivable under the Osmose Indemnity of $0.3 million related to these acquired sites.

As of September 30, 2015, the Company has recorded monetary sanctions of $0.2 million associated with federal environmental regulations related to Spill Prevention, Control and Countermeasure Plans. The Company was assessed a penalty by the U.S. Environmental Protection Agency after a review of the Company’s implementation timing of its storage tank inspection plan.

Foreign Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In 2011, the Company and the owner of the adjacent property reached an agreement in which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $7.5 million toward remediation of the property. The agreement provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement provides that the property will be transferred to the Company. The remediation project commenced in 2011 and the Company has reserved its expected remaining remediation costs of $0.6 million as of September 30, 2015.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of September 30, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $8.1 million. The Company has also recorded a receivable under the Osmose Indemnity of $1.6 million related to these acquired sites.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.5 million as of September 30, 2015.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $7.1 million and $3.3 million are classified as current liabilities at September 30, 2015 and December 31, 2014, respectively:

	Period ended
	September 30, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$7.8	$11.9
Expense	0.6	0.8
Reversal of reserves	(0.1)	(1.5)
Cash expenditures	(0.8)	(3.7)
Acquisition of Osmose Entities	13.6	0.7
Currency translation	(1.1)	(0.4)
Balance at end of period	$20.0	$7.8

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

The guarantee of a guarantor subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the capital stock or substantially all of the assets of the guarantor subsidiary;
▪	the designation of the guarantor subsidiary as an unrestricted subsidiary in accordance with the indenture governing the Senior Notes; and
▪	the legal defeasance, covenant defeasance or satisfaction and discharge of the indenture governing the Senior Notes.

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

The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $45 million as of September 30, 2015. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $6.2 million and $17.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$216.7	$88.7	$157.9	$(29.5)	$433.8
Cost of sales including depreciation and amortization	0.0	197.6	68.4	139.9	(29.9)	376.0
Selling, general and administrative	0.4	9.6	10.3	10.5	0.0	30.8
Operating (loss) profit	(0.4)	9.5	10.0	7.5	0.4	27.0
Other income (loss)	0.0	(2.6)	1.3	1.8	(0.5)	0.0
Equity income of subsidiaries	10.6	16.8	4.8	0.0	(32.2)	0.0
Interest (income) expense	0.0	11.5	0.0	1.6	(0.5)	12.6
Income taxes	0.1	1.6	0.3	3.2	0.0	5.2
Income from continuing operations	10.1	10.6	15.8	4.5	(31.8)	9.2
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(1.0)	0.0	(1.0)
Net income attributable to Koppers	$10.1	$10.6	$15.8	$5.4	$(31.8)	$10.1
Comprehensive income (loss) attributable to Koppers	$(3.5)	$(3.0)	$1.2	$(7.9)	$9.7	$(3.5)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$220.5	$53.5	$189.6	$(22.3)	$440.1
Cost of sales including depreciation and amortization	0.0	194.8	43.1	175.8	(22.9)	390.8
Selling, general and administrative	0.3	16.8	5.1	9.8	0.0	32.0
Operating (loss) profit	(0.3)	8.9	5.1	4.0	(0.4)	17.3
Other income (loss)	0.0	0.0	1.3	(0.3)	(1.2)	(0.2)
Equity income of subsidiaries	(2.6)	6.5	0.3	0.0	(4.2)	0.0
Interest expense	0.0	11.4	0.0	1.7	(1.2)	11.9
Income taxes	(0.2)	6.6	0.2	2.9	0.0	9.5
(Loss) income from continuing operations	(2.7)	(2.6)	6.5	(0.9)	(4.6)	(4.3)
Discontinued operations	0.0	0.0	0.0	0.1	0.0	0.1
Noncontrolling interests	0.0	0.0	0.0	(1.5)	0.0	(1.5)
Net income attributable to Koppers	$(2.7)	$(2.6)	$6.5	$1.6	$(4.6)	$(2.7)
Comprehensive income (loss) attributable to Koppers	$(18.6)	$(18.4)	$(10.1)	$(9.6)	$38.1	$(18.6)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$613.7	$260.4	$467.1	$(78.0)	$1,263.2
Cost of sales including depreciation and amortization	0.0	583.2	200.0	405.0	(76.5)	1,111.7
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Selling, general and administrative	1.5	31.8	28.9	31.5	0.0	93.7
Operating (loss) profit	(1.5)	1.9	31.5	30.6	(1.5)	61.0
Other income (loss)	0.0	0.5	3.3	(1.8)	(1.6)	0.4
Equity income of subsidiaries	16.7	48.7	14.5	0.0	(79.9)	0.0
Interest expense	0.0	34.6	0.0	5.5	(1.6)	38.5
Income taxes	(0.5)	(0.2)	0.6	10.1	0.0	10.0
Income from continuing operations	15.7	16.7	48.7	13.2	(81.4)	12.9
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(2.9)	0.0	(2.9)
Net income attributable to Koppers	$15.7	$16.7	$48.7	$16.0	$(81.4)	$15.7
Comprehensive income (loss) attributable to Koppers	$(4.8)	$(3.8)	$25.8	$(3.3)	$(18.7)	$(4.8)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$600.5	$71.2	$501.0	$(44.4)	$1,128.3
Cost of sales including depreciation and amortization	0.0	539.7	52.3	474.1	(44.2)	1,021.9
Selling, general and administrative	1.3	44.6	5.7	23.7	0.0	75.3
Operating (loss) profit	(1.3)	16.2	13.2	3.2	(0.2)	13.8
Other income (loss)	0.0	0.1	3.1	(0.2)	(3.3)	(0.3)
Equity income (loss) of subsidiaries	1.9	16.1	(6.7)	0.0	(11.3)	0.0
Interest expense	0.0	24.7	0.0	3.9	(3.3)	25.3
Income taxes	(0.5)	5.8	(5.7)	9.5	0.0	9.1
Income (loss) from continuing operations	1.1	1.9	15.3	(10.4)	(11.5)	(3.6)
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	(4.7)	0.0	(4.7)
Net income (loss) attributable to Koppers	$1.1	$1.9	$15.3	$(5.7)	$(11.5)	$1.1
Comprehensive income (loss) attributable to Koppers	$(9.2)	$(8.3)	$3.5	$(14.7)	$19.5	$(9.2)

Condensed Consolidating Balance Sheet

September 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.4	$32.5	$0.0	$33.0
Receivables, net	0.5	79.8	27.7	90.5	0.0	198.5
Affiliated receivables	0.0	11.1	8.0	13.4	(32.5)	0.0
Inventories, net	0.0	96.9	25.5	88.6	(2.3)	208.7
Deferred tax assets	0.0	9.0	0.2	4.2	0.0	13.4
Other current assets	0.0	6.2	3.6	38.9	0.0	48.7
Total current assets	0.5	203.1	65.4	268.1	(34.8)	502.3
Equity investments	67.6	794.8	203.7	1.4	(1,066.7)	0.8
Property, plant and equipment, net	0.0	120.1	41.8	127.5	0.0	289.4
Goodwill	0.0	43.9	153.1	55.6	0.0	252.6
Intangible assets, net	0.0	9.1	120.0	29.8	0.0	158.9
Deferred tax assets	0.0	(2.9)	4.9	6.3	0.0	8.3
Affiliated loan receivables	0.0	32.1	266.4	42.3	(340.8)	0.0
Other noncurrent assets	0.0	18.2	4.8	2.1	0.0	25.1
Total assets	$68.1	$1,218.4	$860.1	$533.1	$(1,442.3)	$1,237.4
LIABILITIES AND EQUITY
Accounts payable	$0.1	$74.4	$25.4	$51.7	$0.0	$151.6
Affiliated payables	0.0	14.9	8.6	17.1	(40.6)	0.0
Accrued liabilities	0.0	41.4	23.0	33.3	0.0	97.7
Short-term debt and current portion of long-term debt	0.0	30.3	0.0	14.8	0.0	45.1
Total current liabilities	0.1	161.0	57.0	116.9	(40.6)	294.4
Long-term debt	0.0	676.3	0.0	41.7	0.0	718.0
Affiliated debt	0.0	247.0	32.0	61.8	(340.8)	0.0
Other long-term liabilities	0.0	65.7	13.0	71.0	0.0	149.7
Total liabilities	0.1	1,150.0	102.0	291.4	(381.4)	1,162.1
Koppers shareholders’ equity	68.0	68.4	758.1	234.4	(1,060.9)	68.0
Noncontrolling interests	0.0	0.0	0.0	7.3	0.0	7.3
Total liabilities and equity	$68.1	$1,218.4	$860.1	$533.1	$(1,442.3)	$1,237.4

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1
Receivables, net	0.0	75.7	20.0	103.0	0.0	198.7
Affiliated receivables	0.8	4.5	9.3	1.3	(15.9)	0.0
Inventories, net	0.0	108.8	30.8	102.6	(1.0)	241.2
Deferred tax assets	0.0	8.0	1.0	1.5	0.0	10.5
Other current assets	0.0	3.0	2.2	34.6	0.0	39.8
Total current assets	0.8	200.0	64.2	293.2	(16.9)	541.3
Equity investments	74.5	767.2	213.5	3.6	(1,053.8)	5.0
Property, plant and equipment, net	0.0	121.2	43.1	135.4	0.0	299.7
Goodwill	0.0	39.8	149.9	57.5	0.0	247.2
Intangible assets, net	0.0	2.2	128.1	37.4	0.0	167.7
Deferred tax assets	0.0	(1.0)	1.1	7.7	0.0	7.8
Affiliated loan receivables	0.0	40.5	212.0	40.9	(293.4)	0.0
Other noncurrent assets	0.0	19.1	5.2	0.9	0.0	25.2
Total assets	$75.3	$1,189.0	$817.1	$576.6	$(1,364.1)	$1,293.9
LIABILITIES AND EQUITY
Accounts payable	$0.1	$60.9	$9.0	$50.6	$0.0	$120.6
Affiliated payables	0.0	13.2	2.7	13.5	(29.4)	0.0
Accrued liabilities	5.2	37.9	29.5	55.0	0.0	127.6
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	13.9	0.0	43.9
Total current liabilities	5.3	142.0	41.2	133.0	(29.4)	292.1
Long-term debt	0.0	764.0	0.0	42.6	0.0	806.6
Affiliated debt	0.0	145.5	35.9	112.0	(293.4)	0.0
Other long-term liabilities	0.0	68.6	7.7	35.0	0.0	111.3
Total liabilities	5.3	1,120.1	84.8	322.6	(322.8)	1,210.0
Koppers shareholders’ equity	70.0	68.9	732.3	240.1	(1,041.3)	70.0
Noncontrolling interests	0.0	0.0	0.0	13.9	0.0	13.9
Total liabilities and equity	$75.3	$1,189.0	$817.1	$576.6	$(1,364.1)	$1,293.9

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$10.7	$58.2	$29.9	$(9.1)	$95.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(32.5)	(4.1)	(5.1)	0.0	(41.7)
Repayments (loans to) from affiliates	0.0	3.8	(49.9)	(1.4)	47.5	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	12.4	2.2	0.1	00.0	14.7
Net cash (used in) provided by investing activities	0.0	(16.3)	(51.8)	(6.4)	47.5	(27.0)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(87.8)	0.1	1.4	0.0	(86.3)
Borrowings (repayments) of affiliated debt	0.0	100.6	(3.9)	(49.2)	(47.5)	00.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Other financing activities	0.0	0.0	0.0	0.0	0.0	0.0
Dividends paid	(5.1)	(6.2)	(3.1)	(3.4)	9.1	(8.7)
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash used in financing activities	(5.4)	5.6	(6.9)	(51.2)	(38.4)	(96.3)
Effect of exchange rates on cash	0.0	0.1	0.0	10.0	0.0	10.1
Net increase (decrease) in cash and cash equivalents	0.0	0.1	(0.5)	(17.7)	0.0	(18.1)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.1	$0.4	$32.5	$0.0	$33.0

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$16.5	$(0.9)	$26.4	$(4.5)	$(26.7)	$10.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(508.0)	(15.1)	(47.2)	14.8	(555.5)
(Loans to) repayments from affiliates	0.0	(24.4)	(33.9)	(0.5)	58.8	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.1	0.0	0.0	0.0	0.1
Net cash (used in) provided by investing activities	0.0	(532.3)	(49.0)	(47.7)	73.6	(555.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	514.9	0.0	48.9	0.0	563.8
Borrowings (repayments) of affiliated debt	0.0	17.5	24.3	17.0	(58.8)	0.0
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(15.2)	(17.8)	0.0	(8.9)	26.7	(15.2)
Stock (repurchased) issued	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)
Net cash (used in) provided by financing activities	(16.5)	503.5	24.3	73.2	(46.9)	537.6
Effect of exchange rates on cash	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Net (decrease) increase in cash and cash equivalents	0.0	(29.7)	1.7	20.9	0.0	(7.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2
Cash and cash equivalents at end of period	$0.0	$0.2	$1.8	$73.1	$0.0	$75.1

20. Related Party Transactions

The Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan is repayable in six equal installments beginning in June 2015. TKK defaulted on the first installment payment of $1.6 million due in June 2015 and each monthly payment thereafter. Accordingly, the entire principal amount of the loan is currently due and payable. The Company is engaged in negotiations with TKK’s controlling shareholder regarding repayment of the loan in addition to the potential sale of the Company’s 30-percent interest in TKK. In addition to recognizing the Company’s share of TKK’s equity losses for the three and nine months ended September 30, 2015, the Company incurred a $0.4 million charge in September 2015 to write down its investment to TKK to $0.8 million, which represents management’s estimated net realizable value of its ownership interest in TKK. As of September 30, 2015, management has concluded that it is probable that the full principal amount of the loan remains collectible, and accordingly, no provision has been recorded.

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

On July 10, 2015, our 50 percent owned company, KSA Limited Partnership, sold substantially all of its assets. KSA Limited Partnership is a manufacturer of concrete railroad cross ties. The transaction did not have a material impact on our results for the third quarter of 2015.

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

In August 2015 we discontinued production at our RUPS wood treating plant located in Green Spring, West Virginia. For the three and nine months ended September 30, 2015, closure-related costs such as fixed asset impairment, severance, and cleaning and dismantlement expenses totaled $2.6 million and $9.3 million, respectively.

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

The aggregate cash purchase price for the Osmose Entities was $494.1 million, less cash acquired of $27.2 million. The acquisition is expected to add more than $400 million of sales in 2015 at EBITDA margins that are expected to be above our target level of 12 percent. The financial results from these businesses for the nine months ending September 30, 2015 are consistent with our expectations.

In October 2012 we entered into an agreement with Nippon Steel and Sumikin Chemical (“Nippon”) and several other entities to develop and construct a fully integrated coal tar based carbon products complex in Pizhou City, Jiangsu Province, China. The complex includes a 300,000 metric ton tar distillation facility which is majority-owned by Koppers, as well as a carbon black plant and a needle coke plant that is owned by Nippon. A significant portion of the products produced at the tar distillation plant will be sold under a long-term soft pitch supply agreement with Nippon to supply their carbon black and needle coke plants. The construction of the tar distillation plant has been completed. The construction of the carbon black and needle coke plants has also been substantially completed and started to take material from our tar distillation plant on or about August 19, 2015. We will be selling excess production from the new facility into the domestic Chinese market until the carbon black and needle coke facilities are fully operational, which is estimated to occur near the end of 2016.

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

In addition, our CMC businesses and results of operations have been, or may be, negatively affected by closures of metallurgical coke facilities from which we obtain coal tar, the raw material required by CMC. In 2013, we were notified that the metallurgical coke facility adjacent to our coal distillation plant in Tangshan, China would cease production by early 2016. Accordingly, our coal tar distillation facility in Tangshan, China will be ceasing operations at the same time the neighboring coke facility closes. In the third quarter of 2015, three metallurgical coke facilities announced pending closures in the United Kingdom which supply approximately half of our existing coal tar supply to our Port Clarence, United Kingdom coal tar distillation facility.

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce the number of coal tar distillation facilities serving North America and Europe from the five that were in operation at the end of 2014 to no more than three in total. Effective at the end of 2015, we will curtail coal tar distillation activities at our Follansbee, West Virginia facility. In addition, we are evaluating certain of our commercial agreements with our customers and suppliers as part of our process to bring our distillation capacity more in line with end market demand and raw material supply availability. Although no additional final decisions have been approved, there are expected to be curtailments or closures at our CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses. When approved these decisions may have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In the second half of 2013 and first half of 2014 we experienced reduced purchases of untreated crossties due to increased competition from other hardwood lumber products. This competition resulted in higher prices and reduced availability for crossties which resulted in lower crossties sales volumes in 2014. Hardwood availability and crosstie production began to improve in the second half of 2014 and the first half of 2015 and we expect this improvement to continue throughout 2015 and into 2016.

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

Results of Operations – Comparison of Three Months Ended September 30, 2015 and 2014

Consolidated Results

Net sales for the three months ended September 30, 2015 and 2014 are summarized by segment in the following table:

	Three Months Ended September 30,
	2015	2014	Net Change
(Dollars in millions)
Carbon Materials and Chemicals	$163.0	$226.6	-28%
Railroad and Utility Products and Services	177.6	167.4	6%
Performance Chemicals	93.2	46.1	102%
	$433.8	$440.1	-1%

CMC net sales decreased by $63.6 million or 28 percent compared to the prior year period due mainly to lower sales volumes for carbon pitch and carbon black feedstock combined with lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene which have been impacted by lower oil prices.

Lower carbon materials sales volumes decreased sales by three percent compared to the third quarter of 2014 as carbon pitch sales volumes were lower in the United States and China.

Sales of distillates, specifically creosote and carbon black feedstock, decreased sales by 15 percent compared to the third quarter of 2014 driven by lower sales volumes for carbon black feedstock from Chinese operations combined with lower sales prices for carbon black feedstock due to lower oil prices.

Sales of coal tar chemicals, specifically naphthalene and phthalic anhydride, declined by five percent compared to the prior year period due primarily to decreases in phthalic anhydride sales prices of 16 percent and lower naphthalene sales prices of 40 percent. Lower sales prices for phthalic anhydride and naphthalene were driven by lower oil prices.

Foreign exchange translation resulted in a reduction amounting to six percent of sales compared to the third quarter of 2014.

RUPS net sales increased by $10.2 million or six percent compared to the prior year period. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $7.1 million from the Osmose businesses that are a part of RUPS. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past couple years due to competitive market conditions for hardwood lumber.

PC net sales increased by $47.1 million or 102 percent compared to the prior year period. The sales increase was due primarily to the PC business being acquired in August 2014. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended September 30, 2015 compared to 86 percent in the prior year quarter due mainly to the acquisition of the higher margin PC business and higher gross margin for RUPS driven by higher sales volumes resulting in improved fixed cost absorption, which more than offset lower gross margin from CMC.

Depreciation and amortization for the quarter ended September 30, 2015 was $5.7 million higher when compared to the prior year period due mainly to depreciation and amortization for the PC business that was acquired in August 2014 combined with $3.1 million of accelerated depreciation and asset retirement obligation amortization related to the closure of our wood treating facility in Green Spring, West Virginia.

Selling, general and administrative expenses for the quarter ended September 30, 2015 were $1.2 million lower when compared to the prior year period due mainly to the one-time acquisition costs related to the purchase of the PC business in August 2014 which more than offset the full quarter of selling, general and administrative expenses in the current period.

Other income (loss) for the quarter ended September 30, 2015 was $0.0 million compared to $(0.2) million in the prior year period as licensing royalties received by PC offset equity method losses for CMC related to our TKK facility in China.

Interest expense for the quarter ended September 30, 2015 was $0.7 million higher than the prior year period as a result of a complete period of higher debt levels due to financing for the acquisition of the Osmose Entities which was closed in August 2014.

Income taxes for the quarter ended September 30, 2015 were $4.3 million lower when compared to the prior year period due to the favorable impact of a lower effective tax rate and the net favorable impact of discrete tax items partially offset by an increase in pre-tax earnings. The decrease in the effective tax rate on pretax ordinary income and before discrete items to 35.3 percent compared to 94.2 percent in the prior year quarter is attributed to the current year benefits from the legal entity tax restructuring project that was completed in December 2014 along with a decrease in the non-deductible expenses related to the closure of our Netherlands-based coal tar distillation facility which were incurred in 2014. Discrete items included in income taxes for the three months ended September 30, 2015 were a net tax benefit of $1.2 million which was primarily related to changes in unrecognized tax benefits. Discrete items included in income taxes for the three months ended September 30, 2014 were a net tax benefit of $0.3 million which was primarily related to changes in unrecognized tax benefits.

Segment Results

Segment operating profit for the three months ended September 30, 2015 and 2014 is summarized by segment in the following table:

	Three Months Ended September 30,
	2015	2014	% Change
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$0.0	$5.2	-100%
Railroad and Utility Products and Services	17.7	17.4	2%
Performance Chemicals	9.7	1.3	646%
Corporate	(0.4)	(6.6)	-94%
	$27.0	$17.3	56%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	0.0%	2.3%	-2.3%
Railroad and Utility Products and Services	10.0%	10.4%	-0.4%
Performance Chemicals	10.4%	2.8%	7.6%
	6.2%	3.9%	2.3%

CMC operating profit decreased by $5.2 million or 100 percent over the prior year period. Operating profit for the three months ended September 30, 2015 was negatively affected by lower sales prices for phthalic anhydride, naphthalene, and carbon black feedstock which were partially offset by lower raw material costs.

RUPS operating profit increased by $0.3 million or two percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 10.0 percent from 10.4 percent in the prior year quarter. Operating profit for the three months ended September 30, 2015 was positively impacted by higher sales volumes for crossties driven by strong industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of Koppers Railroad Structures.

PC operating profit increased by $8.4 million or 646 percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 10.4 percent from 2.8 percent in the prior year quarter. Operating profit for the three months ended September 30, 2015 was positively impacted due primarily to a complete three-month period of consolidating the PC business in 2015 after the acquisition in August 2014.

Corporate operating loss decreased by $6.2 million or 94 percent compared to the prior year period. Operating profit for the three months ended September 30, 2015 was positively impacted by the avoidance of integration costs incurred for the three months ended September 30, 2014 which were related to the Osmose acquisition.

Results of Operations – Comparison of Nine Months Ended September 30, 2015 and 2014

Consolidated Results

Net sales for the nine months ended September 30, 2015 and 2014 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2015	2014	Net Change
(Dollars in millions)
Carbon Materials and Chemicals	$479.6	$637.8	-25%
Railroad and Utility Products and Services	506.6	444.4	14%
Performance Chemicals	277.0	46.1	501%
	$1,263.2	$1,128.3	12%

CMC net sales decreased by $158.2 million or 25 percent compared to the prior year period due mainly to lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene which have been impacted by lower oil prices.

Lower distillate sales prices decreased sales by 11 percent compared to the nine months ended September 30, 2014 due mainly to lower sales volumes and prices for carbon black feedstock, with the lower prices driven by lower oil prices.

Sales of coal tar chemicals declined by six percent of sales compared to the prior year period due primarily to decreases in sales prices for phthalic anhydride and naphthalene driven by lower oil prices.

Foreign exchange translation resulted in a reduction amounting to six percent of sales compared to the same period in 2014.

RUPS net sales increased by $62.2 million or 14 percent compared to the prior year period. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $35.4 million from the Osmose businesses that are a part of RUPS. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past several years due to competitive market conditions for hardwood lumber.

PC net sales increased by $230.9 million compared to the prior year period. The sales increase was due primarily to the PC business being consolidated for a full three month period in 2015. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 84 percent for the nine months ended September 30, 2015 as compared to 86 percent for the nine months ended September 30, 2014 due mainly to the acquisition of the higher margin PC business and higher gross margin for RUPS driven by higher sales volumes resulting in improved cost performance, which more than offset lower gross margin from CMC.

Depreciation and amortization for the nine months ended September 30, 2015 was $19.8 million higher when compared to the prior year period due mainly to depreciation and amortization for the PC business that was acquired in August 2014 and $3.8 million of accelerated depreciation and asset retirement obligation amortization related to the closure of a wood-treating facility.

Gain on sale of business of $3.2 million for the nine months ended September 30, 2015 reflected the sale of our North American utility pole business in January 2015.

Impairment and restructuring charges were $2.7 million for the nine months ended September 30, 2015 as a result of the closure of our wood treating facility in Green Spring, West Virginia. The $18.1 million incurred for the nine months ended September 30, 2014 was due to the closure of the Uithoorn, the Netherlands facility for $13.4 million combined with impairment charges related to the KCCC facility of $4.7 million.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $18.4 million higher when compared to the prior year period due mainly to the PC business that was acquired in August 2014. Additionally, $2.2 million of costs were incurred in the first nine months of 2015 related to the CMC restructuring and reorganization projects.

Other income (loss) for the nine months ended September 30, 2015 was $0.4 million compared to $(0.3) million in the prior year period as licensing royalties received by PC were more than offset by equity method losses for CMC related to our TKK facility in China.

Interest expense for the nine months ended September 30, 2015 was $13.2 million higher than the prior year period as a result of higher debt levels due to financing for the acquisition of the Osmose Entities in August 2014.

Income taxes for the nine months ended on September 30, 2015 were $0.9 million higher when compared to the prior year period due to an increase in pre-tax earnings and the net unfavorable impact of discrete tax items partially offset by a lower effective tax rate. The decrease in the effective tax rate on pretax ordinary income and before discrete items to 33.1 percent compared to 80.9 percent in the prior year period is attributed to the current year benefits from the legal entity tax restructuring project that was completed at the end of December 2014 along with a decrease in the non-deductible expenses related to the closure of the Uithoorn, Netherlands facility in 2014. Discrete items included in income taxes for the nine months ended September 30, 2015 were a net tax benefit of $1.6 million which was primarily related to changes in unrecognized tax benefits and the closure of an IRS audit of the Company’s U.S. tax returns through 2011. Discrete items included in income taxes for the nine months ended on September 30, 2014 were a net tax benefit of $6.0 million which was primarily related to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Segment Results

Segment operating profit for the nine months ended September 30, 2015 and 2014 is summarized by segment in the following table:

	Nine Months Ended September 30,
	2015	2014	% Change
(Dollars in millions)
Operating (loss) profit:
Carbon Materials and Chemicals	$(13.8)	$0.2	N/A
Railroad and Utility Products and Services	48.1	41.3	16%
Performance Chemicals	31.6	1.3	N/A
Corporate	(4.9)	(11.7)	-58%
	$61.0	$31.1	96%
Operating (loss) profit as a percentage of net sales:
Carbon Materials and Chemicals	-2.9%	0.0%	-2.9%
Railroad and Utility Products and Services	9.5%	9.3%	0.2%
Performance Chemicals	11.4%	2.8%	8.6%
	4.8%	2.8%	2.0%

CMC operating profit decreased by $14.0 million over the prior year period. Operating loss as a percentage of net sales for CMC amounted to 2.9 percent compared to 0.0 percent in the prior year period. Operating profit for the nine months ended September 30, 2015 was negatively affected by lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene driven by lower oil prices.

RUPS operating profit increased by $6.8 million compared to the prior year period, and operating profit as a percentage of net sales for RUPS increased to 9.5 percent from 9.3 percent in the prior year period. Operating profit for the nine months ended September 30, 2015 was positively impacted by higher sales volumes for crossties due to strong industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of Koppers Railroad Structures.

PC operating profit increased by $30.3 million compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 11.4 percent from 2.8 percent in the prior year quarter. Operating profit for the nine months ended September 30, 2015 was positively impacted due primarily to the PC business being acquired in August 2014.

Cash Flow

Net cash provided by operating activities was $95.1 million for the nine months ended September 30, 2015 as compared to net cash provided by operating activities of $10.8 million for the nine months ended September 30, 2014. The net increase of $84.3 million in cash from operations was due primarily to lower working capital usage compared to the prior year period principally as a result of a decrease in inventories and an increase in accounts payable combined with the receipt of a cash advance payment of $30 million to KJCC due to the amendment of a soft pitch supply agreement with its customer.

Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $555.4 million for the nine months ended September 30, 2014. The decrease in net cash used by investing activities of $528.4 million is due to a reduction of $32.6 million for capital expenditures, additional proceeds of $14.7 million from asset sales, and a $481.2 million reduction in acquisition expenditures compared to the prior year period.

Net cash used in financing activities was $96.3 million for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $537.6 million for the nine months ended September 30, 2014. The difference is due mainly to debt repayments totaling $86.3 million in the first nine months of 2015 as compared to borrowings of $563.8 million in the prior year period used to finance the Osmose acquisition, the acquisition of a crosstie treating business in Ashcroft, British Columbia, Canada and construction costs at the KJCC facility in China.

Dividends paid were $8.7 million for the nine months ended September 30, 2015 compared to $15.2 million for the nine months ended September 30, 2014. Dividends paid in 2015 include $3.5 million of dividends paid to the non-controlling interest shareholder of KCCC, our 60-percent owned subsidiary. There were no dividends declared to Koppers Holdings shareholders during 2015.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2015 the basket totaled $190.9 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of September 30, 2015, we had $105.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2015, $47.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2015 (dollars in millions):

Cash and cash equivalents(1)	$33.0
Amount available under revolving credit facility	105.3
Amount available under other credit facilities	0.8
Total estimated liquidity	$139.1
(1)	Cash includes approximately $32 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $13 million.

Our estimated liquidity was $165.4 million at December 31, 2014.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2015, excluding acquisitions, are expected to total approximately $42 million.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2015 was 1.43.

▪	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at September 30, 2015 was 4.61.

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

At September 30, 2015, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Our 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company (“KJCC”), has two loans incurred in connection with the construction of the coal tar distillation plant in Pizhou, Jiangsu province in China. One of the loans totaling $31.2 million has certain annual financial covenants that monitor minimum net worth and leverage. Due to a delay in the completion of an adjacent carbon black and needle coke facility owned by Nippon Steel and Sumikan Chemical which will purchase a significant portion of the products produced by KJCC, KJCC is not expected to be in compliance with the financial covenants on this loan at December 31, 2015. We are currently negotiating a refinancing of the loan with the lender which will include amended financial covenants as of December 31, 2015. We believe that we will be able to complete this refinancing by December 31, 2015. If we are not able to either complete this refinancing or obtain a waiver on the violation of the financial covenants, the lender could demand immediate payment of the full amount of the outstanding loan which is secured by a letter of credit from our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. Other than the establishment and implementation of internal controls with respect to the Osmose Entities acquired on August 15, 2014, there were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended September 30, 2015 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 5, 2015	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)