Form 10-K
period 2015-12-31
Koppers Holdings Inc.
filed 2016-02-29
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2015 was $495.7 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2016, 20,556,830 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2015 Annual Report

FORWARD-LOOKING INFORMATION

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in our communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

¡	the impact of changes in commodity prices, such as oil and copper, on product margins;
¡	general economic and business conditions;
¡	demand for Koppers goods and services;
¡	competitive conditions in the industries in which we operate;
¡	interest rate and foreign currency rate fluctuations;
¡	potential difficulties in protecting intellectual property;
¡	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
¡	our ability to operate within the limitations of our debt covenants;
¡	interest rate fluctuations and other changes in borrowing costs;
¡	other capital market conditions, including foreign currency rate fluctuations;
¡	availability of and fluctuations in the prices of key raw materials, including coal tar, timber and scrap copper;
¡	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;
¡	potential impairment of our goodwill and/or long-lived assets;
¡	parties who are obligated to indemnify us for legal and environmental liabilities fail to perform under their legal obligations;
¡	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
¡	the effects of competition, including locations of competitors and operating and market competition;
¡	unfavorable resolution of litigation against us;
¡	the other factors set forth under “Risk Factors”.

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

Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc. We are a leading integrated global provider of treated wood products, wood treatment chemicals, and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber, and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, China and Europe.

Business Segments and Products

We operate three principal business segments: Railroad and Utility Products and Services (“RUPS”), Carbon Materials and Chemicals (“CMC”), and Performance Chemicals (“PC”).

Our RUPS and CMC operations are, to a substantial extent, vertically integrated. Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black for the rubber industry, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. The majority of the creosote we produce in North America is sold internally to our RUPS business for treating railroad crossties.

We believe our three business segments command leading market positions. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Through our CMC business, we believe we are the largest global supplier of carbon pitch to the aluminum industry and the largest global supplier of creosote to the North American railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in pressure treating lumber for residential, industrial and agricultural applications.

Railroad and Utility Products and Services

Our RUPS business sells treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada and the utility market in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, serving the same customer base as our North American railroad business.

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products, located in Australia, include transmission and distribution poles for electric and telephone utilities. The RUPS business operates 14 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our railroad customers’ track lines.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for more than 50 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. For example, over the past couple years we have been impacted in our ability to acquire hardwood due to the demand for crane mats associated with the oil and gas industry. During 2015 the demand from these competing markets was reduced as lower oil prices resulted in lower spending for oil and gas operations. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

Koppers Holdings Inc.     2015 Annual Report

In the United States, hardwood lumber for crossties is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to nine months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our CMC business. A substantial portion of our crossties are treated with borate, which is purchased from PC, in combination with creosote.

We believe we are the largest supplier of railroad crossties in North America. We have one principal competitor, Stella-Jones Inc., and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our ability to obtain internally-produced creosote and borate and our national network of treating plants which have direct access to our major customers’ rail lines. These advantages provide for security of supply and logistics advantages for our customers. We believe our Australian utility pole business is the largest producer of utility poles for the electrical communications utilities in Australia.

Our RUPS business’s largest customer base is the North American Class I railroad market, which buys approximately 74 percent of all crossties produced in the United States and Canada. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 23 million replacement crossties (both wood and non-wood) purchased during 2015. We currently supply all seven of the North American Class I railroads and have contracts with all of them.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to harvest lumber and to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Utility poles are produced mainly from the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In Australia, in addition to utility poles, we market smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including pentachlorophenol and copper chromated arsenates.

Carbon Materials and Chemicals

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. Our four coal tar distillation facilities and five carbon materials terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products.

Our CMC business has experienced challenges over the past few years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years. As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total.

Creosote, carbon pitch, naphthalene, and carbon black feedstock are produced through the distillation of coal tar, a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: chemical oils (approximately 20 percent), distillate (approximately 30 percent), and carbon pitch (approximately 50 percent). The following diagram shows the streams derived from coal tar distillation:

In the United States, our coal tar raw material supply contracts generally have terms ranging from six months to three years, and most provide options for renewal. Pricing under these contracts is typically negotiated on a semi-annual or annual basis. Our primary European tar supply contract has a remaining term of approximately four years and thereafter extends indefinitely unless terminated by a one-year advance notice and contains formula-based tar pricing. Our primary Australian supply contracts have terms ranging from five to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have a raw material contract in place with our joint venture partner. This contract is coterminous with the applicable joint venture arrangement and provides for formula-based pricing adjusted on a monthly or quarterly basis.

Our CMC business manufactures the following principal products:

¡	creosote, used in the treatment of wood or as a feedstock in the production of carbon black;
¡	carbon pitch, a critical raw material used in the production of aluminum and steel;
¡	naphthalene, used for the production of phthalic anhydride and as a surfactant in the production of concrete, and
¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints, respectively.

Creosote and Carbon Black Feedstock

In the United States and Canada, creosote is used as a commercial wood treatment chemical to preserve railroad crossties and lumber, utility poles and piling. The majority of our creosote is sold to our RUPS business. In Australia, China and Europe, creosote is sold primarily into the carbon black market for use as a feedstock in the production of carbon black. In Europe creosote is also sold to wood treaters and is exported into North America. Our wood treating plants in North America purchase substantially all of their creosote from our tar distillation plants. We believe we are the only major competitor in this market that is substantially integrated in this fashion. The remainder of our creosote is sold to railroads and other wood treaters.

Carbon Pitch

Carbon pitch is a critical raw material used in the production of aluminum, the production of steel in electric arc furnaces, and the production of needle coke used to form electrodes for electric arc steel production. We have been a leading supplier of carbon pitch to the aluminum industry for over 25 years. Approximately one ton of carbon pitch is required for every 10 tons of aluminum produced and there are currently no known viable substitutes for carbon pitch in the aluminum production process. Over 80 percent of our carbon pitch is sold to the aluminum industry, typically under long-term contracts ranging from three to five years. Many of these long-term contracts have provisions for periodic pricing reviews. Competitive factors in the carbon pitch market include price, quality, service and security of supply.

Naphthalene and Phthalic Anhydride

Chemical oils are further processed to produce naphthalene, which we sell into the industrial sulfonate market for use as dispersants or in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs. In the United States, we also use naphthalene as a feedstock in the manufacture of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. On a historical basis, we believe our ability to utilize our internally produced naphthalene has given us a more stable supply and generally lower-cost feedstock for the production of phthalic anhydride

Koppers Holdings Inc.     2015 Annual Report

compared to our competitors. However, the dramatic decline in oil prices over the past 12-18 months has resulted in a significant decline in profitability for phthalic anhydride, as pricing for this product trends with oil prices.

Other Products

Other products include the sale of refined tars, benzole and specialty chemicals.

Performance Chemicals

Our PC business maintains sales and manufacturing operations in the United States, Canada, Europe, South America, Australia and New Zealand. We believe we are the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters who supply the residential, agricultural, and industrial pressure-treated wood market. The primary products supplied by PC are copper-based wood preservatives, including micronized copper quaternary and micronized copper azole (“MicroPro®”), micronized pigments (MicroShades®), alkaline copper quaternary, amine copper azole and chromated copper arsenate. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and vineyard stakes. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

The United States is the largest treated wood market in the world and PC supplies six of the ten largest lumber treating companies in the United States in addition to three of the four largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase and process over 20 million pounds of our key raw material, scrap copper, to meet the demand of this major market. Once the scrap copper is purchased, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. During 2015, scrap copper pricing followed the London Metal Exchange and the Comex trend by falling in price by approximately 25 percent. We experienced some copper supply pressures as a result of scrap copper suppliers’ reducing available supply due to low prices.

We believe that being vertically integrated in copper manufacturing provides PC with an important competitive advantage and also provides our customers with the security of a continuous supply of wood preservatives. Likewise, we believe that our marketing, engineering, and technical support services provide added value to our customer base, who supply pressure-treated wood products to large retailers and independent lumber dealers. We believe another competitive advantage is provided by our strategic sourcing group who procure scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, dispersants and various biocides and co-biocides through the global market.

Equity Investments

Tangshan Koppers Kailuan Carbon Chemical Company (“TKK”) is a coal tar distillation facility located in China in the Hebei Province near the Jingtang Port. We hold a 30-percent investment in TKK. The Company is currently engaged in negotiations regarding the sale of our 30-percent interest in TKK to TKK’s controlling shareholder.

Research and Development

Research activities related to our CMC business are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch.

PC’s global research group is located in the United States, with supplemental resources in the United Kingdom. We believe our investment in research and development keeps us on the leading edge of new technologies. The wood preserving intellectual property that the PC research group has developed and patented remains a very important part of our wood preservative portfolio. This intellectual property includes micronizing various chemical and additive formulations and the methods of treating wood with these formulations. In particular, one of our patented technologies, MicroPro® wood preservative, has been adopted since its commercialization by many of our wood treating customers and the industry’s retailers and lumber dealers. The earliest expiration date for patents relating to micronized wood preservative compositions is April 9, 2024.

Expenditures for research and development were $5.2 million, $3.4 million and $2.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Technology and Licensing

In 1988, we acquired the “Koppers” trademark from Koppers Company, Inc. The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. Trademarks relating to our wood preservation business, such as “MicroPro®”, “Protim” and “Solignum” are important in this segment of our business, and as long as we continue to use the name “Koppers” and the trademarks associated with our wood preservation business and comply with applicable registration requirements, our right to use the name “Koppers” and the other trademarks should continue without expiration. The expiration of other trademark rights is not expected to materially affect our business.

Backlog

Generally, Koppers does not manufacture its products against a backlog of orders. Inventory and production levels are typically driven by expectations of future demand based on contractual obligations.

Seasonality

Demand for residential, commercial, and agricultural treated lumber may decline during winter months due to weather conditions. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and could incur in the future significant costs if we fail to comply with liabilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. See “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations” and Note 20 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2015, we had 775 salaried employees and 1,367 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	204	687	891
Carbon Materials and Chemicals	354	424	778
Performance Chemicals	114	253	367
Administration	103	3	106
Total Employees	775	1,367	2,142

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

Koppers Holdings Inc.     2015 Annual Report

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

The availability and cost of lumber are critical elements in our production of railroad crossties and pole products, respectively, for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

¡

The primary raw material used by our CMC business is coal tar, a by-product of furnace coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar or creosote imports to meet future creosote demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers.

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

¡

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene or market indices derived from crude oil. In addition, the market price of phthalic anhydride, naphthalene and carbon black feedstock may be negatively impacted from decreasing market prices for crude oil. Our business was negatively affected by the decreasing market price of oil experienced in the fourth quarter of 2014 and continuing throughout 2015.

¡

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our senior secured credit facilities, as described in Note 16 of the Notes to Consolidated Financial Statements, (the “Senior Secured Credit Facilities”). As of December 31, 2015, we have total outstanding debt of $734.8 million (of which $437.3 million is subject to variable interest rates and $297.5 million is subject to fixed interest rates), and an additional approximately $53.9 million of unused borrowing capacity under our revolving credit facility. Our high degree of leverage could have important consequences to us, including:

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

Our Senior Secured Credit Facilities and the indenture governing the Koppers Inc. 7 7/8 % Senior Notes due 2019 (the “Senior Notes”) contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

¡	incur additional debt;
¡	pay dividends or distributions on our capital stock or repurchase our capital stock;
¡	issue stock of subsidiaries;
¡	make certain investments;
¡	create liens on our assets to secure debt;
¡	enter into transactions with affiliates;
¡	merge or consolidate with another company; and
¡	sell or otherwise transfer assets.

In addition, under the Senior Secured Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio and a maximum total secured leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities and under our Senior Notes, which include cross default clauses. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities and Senior Notes could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Senior Secured Credit Facilities, as well as our unsecured indebtedness.

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flows.

The U.S. and global economy and capital markets have experienced significant uncertainties and volatility in the past few years. Our business and operating results for the last six years were significantly affected by these global economic issues. Many of our customers have experienced deterioration of their business during the latest business cycle. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our $762.5 million Senior Secured Credit Facilities with a consortium of banks to provide us with liquidity to meet our working capital needs. At December 31, 2015, we had approximately $53.9 million of available borrowing capacity under this arrangement. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our Senior Secured Credit Facilities.

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

Koppers Holdings Inc.     2015 Annual Report

Intellectual property rights are important to our business. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business, particularly in our PC business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights, which is generally a time consuming and expensive process. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, or if patents issued to us expire, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, cash flow and financial condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful and the failure to do so could negatively impact our results of operations.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position, particularly in our PC business. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached or may not provide meaningful protection for our trade secrets or proprietary know-how, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, cash flow and financial condition.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2015, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled approximately $619.3 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In 2015, we recognized a goodwill impairment charge of $67.2 million related to our CMC business segment. Also in 2015, we recognized fixed asset impairment charges of $12.8 million related to the decision to discontinue coal tar distillation activities at two of our CMC plants located in the United States and two of our CMC plants located in the United Kingdom.  The remaining 2015 fixed asset impairment charges of $1.9 million were related to the RUPS wood treating plant in Green Spring, West Virginia. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

¡

The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies where we have historically enjoyed high market shares and strong profit margins into emerging economies where we have been unable to generate similar margins. For example, at the beginning of 2015 there were nine smelters operating in the United States. By the end of the year, only six remained operating and three of these were operating at low capacity.

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

Although no one customer accounts for more than eight percent of our net sales, for the year ended December 31, 2015, our top ten customers accounted for approximately 38 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

Koppers Holdings Inc.     2015 Annual Report

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

¡	the treatment, storage and disposal of wastes;
¡	the investigation and remediation of contaminated soil and groundwater;
¡	the discharge of effluents into waterways;
¡	the emission of substances into the air;
¡	the marketing, sale, use and registration of our chemical products, such as creosote and MicroPro ® ;
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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2015 were $19.8 million, which include provisions primarily for environmental fines and remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2016 are expected to total approximately $10.5 million, funded by operations. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

We have operations in the United States, Australia, China, the United Kingdom, New Zealand, South America, Canada and Denmark, among others, and sell our products in many foreign countries. For the year ended December 31, 2015, net sales from products sold by our foreign subsidiaries accounted for approximately 34 percent of our total net sales.

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

Koppers Holdings Inc.     2015 Annual Report

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

As of December 31, 2015, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $45.1 million. Our pension asset funding to total pension obligation ratio was 82 percent as of December 31, 2015. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $9.4 million at December 31, 2015.

During the years ended December 31, 2015 and December 31, 2014, we contributed $4.0 million and $15.2 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Some specific factors that may have a significant effect on our common stock market price include the following:

¡	actual or anticipated fluctuations in our operating results or future prospects;
¡	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, (the “SEC”);
¡	strategic actions by us or our competitors, such as acquisitions or restructurings;
¡	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
¡	changes in accounting standards, policies, guidance, interpretations or principles;
¡	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
¡	sales of common stock by us, members of our management team or a significant shareholder;

Koppers Holdings Inc.     2015 Annual Report

¡	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the aluminum or railroad industry generally; and
¡	changes in our current dividend policy.

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

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to change or revoke our dividend policy. In February 2015 our board of directors determined to suspend our dividend in order to pay down debt and until the CMC business stabilizes. Accordingly, we do not anticipate that we will pay any dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

The covenants in Koppers Inc.’s credit facility impose restrictions that may limit our ability to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

Koppers Inc.’s credit facility contains minimum fixed charge coverage and maximum leverage ratios. Additionally, the facility includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Our ability to borrow under Koppers Inc.’s revolving credit facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we breach any of these covenants, a default could occur. A default, if not waived, would entitle our lenders to declare all amounts borrowed immediately due and payable, which could also cause the acceleration of obligations under certain other agreements. In the event of acceleration of our

Koppers Holdings Inc.     2015 Annual Report

outstanding indebtedness, there can be no assurance that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

The Senior Notes are secured equally and ratably with our current and future secured indebtedness.

The Senior Notes are secured equally and ratably with all of our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. At December 31, 2015, we have a $500.0 million secured revolving credit facility and a term loan of $262.5 million. The revolving credit agreement and indenture governing the Senior Notes permit us to incur a substantial amount of additional indebtedness.

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

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. The source of funds for that purchase of Senior Notes will be available cash or cash generated from Koppers Inc. or its subsidiaries, operations or other potential sources, including borrowings, sales of assets or equity financing. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Senior Notes or that restrictions in our other indebtedness will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the Senior Notes indenture.

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

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the Senior Notes. The Senior Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the Senior Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of Senior Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the Senior Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the Senior Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2015, the non-guarantor subsidiaries had approximately $201 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the Senior Notes accounted for approximately $560 million, or 34 percent of our net sales and approximately $(5) million, or 17 percent of our operating loss, for the year ended December 31, 2015, and approximately $409 million, or 36 percent of our total assets as of December 31, 2015. Amounts are presented after giving effect to intercompany eliminations.

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

The Senior Notes are guaranteed by Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. If a bankruptcy proceeding or lawsuit were to be initiated by unpaid creditors, the Senior Notes and the guarantees of the Senior Notes could come under review for federal or state fraudulent transfer violations. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, obligations under the Senior Notes or a guarantee of the Senior Notes could be voided, or claims in respect of the Senior Notes or a guarantee of the Senior Notes could be subordinated to all other debts of the debtor or that guarantor if, among other things, the debtor or the guarantor, at the time it incurred the debt evidenced by such Senior Notes or guarantee:

¡	received less than reasonably equivalent value or fair consideration for the incurrence of such debt or guarantee; and
¡	one of the following applies:
o	it was insolvent or rendered insolvent by reason of such incurrence;
o	it was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
o	it intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc.     2015 Annual Report

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Railroad crossties, utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Denver, Colorado	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Treated wood products	Houston, Texas	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

Carbon Materials and Chemicals
Carbon pitch (a)	Clairton, Pennsylvania	Owned
Coal tar chemicals	Follansbee, West Virginia	Owned
Carbon pitch	Jingtang, Hebei Province, China	Leased
Carbon pitch	Mayfield, New South Wales, Australia	Owned
Carbon pitch	Nyborg, Denmark	Owned/Leased
Carbon pitch	Pizhou, Jiangsu Province, China	Leased
Carbon pitch	Portland, Oregon	Leased
Carbon pitch, phthalic anhydride	Stickney, Illinois	Owned

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Christchurch, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Copper carbonate	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

(a) Plant closure announced January 2016.

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2023. We also own office space in Griffin, Georgia.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 18, 2016. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	47	President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	55	Global Vice President, Safety, Health, Environmental and Process Excellence, Koppers Inc.
Daniel R. Groves	49	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	55	Vice President, Risk Management and Deputy General Counsel, Koppers Inc.
Steven R. Lacy	60	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc.
Thomas D. Loadman	61	Senior Vice President, Railroad Products and Services, Koppers Inc.
Mark R. McCormack	56	Vice President, Australasian Operations, Koppers Inc.
Christian A. Nielsen	53	Vice President, North American and European CMC, Koppers Inc.
Stephen C. Reeder	63	Senior Vice President, Performance Chemicals, Koppers Inc.
Markus G. Spiess	54	Vice President, Global Sales and Marketing, Carbon Materials and Chemicals, Koppers Inc.
James A. Sullivan	52	Senior Vice President, Global Carbon Materials and Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	52	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	51	Vice President, China Operations, Koppers Inc.
Michael J. Zugay	64	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc.

Mr. Ball was elected President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. in January 2015. From May 2014 through December 2014, Mr. Ball served as Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. From May 2014 until August 2014, Mr. Ball served as both Chief Operating Officer and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. He served as Vice President and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. from September 2010 to May 2014.

Mr. Dowd was elected Global Vice President of Safety, Health, Environment, and Process Excellence, Koppers Inc. in January 2016.  From July 2012 to December 2015, Mr. Dowd served as Vice President, North American Carbon Materials and Chemicals, Koppers Inc. Prior to joining Koppers, Mr. Dowd was General Manager and Vice President of North American Recycling for Exide Technologies, Inc. (lead-acid battery manufacturing) from September 2010 to October 2011.

Mr. Groves joined Koppers Inc. and was elected Vice President, Human Resources in May 2011. Prior to joining Koppers Inc. in May 2011, Mr. Groves was Senior Vice President – HR Business Partner at PNC Financial Services Group, Inc. (financial services) from May 2010 to April 2011.

Ms. Hyde was elected Vice President, Risk Management and Deputy General Counsel, Koppers Inc. in January 2016.  From January 2005 to December 2015, Ms. Hyde served as Vice President, Safety and Environmental Affairs of Koppers Inc.

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings Inc. in November 2004 and has been Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004.

Mr. Loadman was elected Senior Vice President, Railroad Products and Services, Koppers Inc. in February 2015. Mr. Loadman had previously served as Vice President, Railroad and Utility Products and Services of Koppers Inc. since May 2011. Prior to that, Mr. Loadman served as Vice President and General Manager, Railroad Products and Services of Koppers Inc. since November 1994.

Mr. McCormack was elected Vice President, Australasian Operations of Koppers Inc. in May 2014. Prior to that, Mr. McCormack served as Vice President, Australian Operations of Koppers Inc. from November 2006 to May 2014.

Mr. Nielsen was elected Vice President, North American and European Carbon Materials and Chemicals, Koppers Inc. in January 2016.  Prior to that, Mr. Nielsen served as Vice President, European Operations of Koppers Inc. from February 2014 to December 2015.  Prior to that, Mr. Nielsen served as Operations Manager, European Operations of Koppers Inc. from October 2010 to January 2014.

Mr. Reeder was elected Senior Vice President, Performance Chemicals, Koppers Inc. in January 2016.  Mr. Reeder served as Senior Vice President of Americas Wood Preserving and Assistant Secretary of Koppers Performance Chemicals Inc. (formerly known as Osmose, Inc.) from our acquisition of Osmose, Inc. in August 2014 until December

Koppers Holdings Inc.     2015 Annual Report

2015.  Prior to our acquisition of Osmose, Inc., Mr. Reeder served as Senior Vice President of U.S. Wood Preserving for Osmose, Inc. since 2010.

Mr. Spiess was elected Vice President, Global Sales and Marketing, Global Carbon Materials and Chemicals of Koppers Inc. in February 2011. Mr. Spiess had been Vice President, Global Supply, European Marketing and Sales, European Operations of Koppers Inc. since November 2007.

Mr. Sullivan was elected Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc. in April 2014. Mr. Sullivan had been elected Vice President of Business Development, Koppers Inc. in June 2013. Prior to joining Koppers, from March 2012 through May 2013, Mr. Sullivan was Senior Vice President, Americas of Calgon Carbon Corporation (“Calgon Carbon”) (granulated activated carbon products and treatment systems). During January and February 2012, he was Vice President, Americas of Calgon Carbon and from March 2010 to January 2012, he was the Vice President of Operations of Calgon Carbon.

Ms. Tronsberg-Deihle was elected Treasurer of Koppers Holdings Inc. and Koppers Inc. in August 2008.

Mr. Zhu has served as Vice President, China Operations of Koppers Inc. since March 2011. Prior to that, Mr. Zhu served as Operations Manager, China Operations of Koppers Inc. from January 2010 to March 2011.

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

The number of registered holders of Koppers common shares at January 31, 2016 was 89.

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Nevertheless, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. We historically had issued a quarterly cash dividend of $0.25 per share of our common stock every quarter for the past two years ended December 31, 2014. In February 2015, our board of directors decided to suspend our quarterly cash dividend and no dividends were declared in 2015. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

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

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2015 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

Koppers Holdings Inc.     2015 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2015. The selected historical consolidated financial data for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,626.9	$1,555.0	$1,478.3	$1,555.0	$1,466.2
Depreciation and amortization	59.0	44.0	29.7	27.6	26.9
Impairment and restructuring charges (1)	42.2	17.9	11.9	0.6	0.0
Goodwill impairment (2)	67.2	0.0	0.0	0.0	0.0
Operating (loss) profit	(29.6)	33.2	100.3	126.6	122.7
Interest expense	50.7	39.1	26.8	27.9	27.2
(Loss) income from continuing operations	(75.9)	(40.0)	40.2	67.3	57.5
(Loss) income from discontinued operations (3)	(0.1)	0.6	(0.1)	(0.1)	(19.9)
Net (loss) income (4)	(76.0)	(39.4)	40.1	67.2	37.6
Net (loss) income attributable to Koppers	(72.0)	(32.4)	40.4	65.6	36.9
(Loss) Earnings from Continuing Operations Per Common Share Data:
Basic – continuing operations	$(3.50)	$(1.61)	$1.96	$3.18	$2.75
Diluted – continuing operations	(3.50)	(1.61)	1.94	3.14	2.72
Weighted average common shares outstanding (in thousands) :
Basic	20,541	20,463	20,575	20,681	20,599
Diluted	20,541	20,463	20,815	20,927	20,833
Balance Sheet Data:
Cash and cash equivalents (5)	$21.8	$51.1	$82.2	$66.7	$54.1
Total assets (6)	1,125.4	1,293.9	784.9	780.0	730.7
Total debt (6)	734.8	850.5	303.1	296.1	302.1
Other Data:
Capital expenditures (7)	$40.7	$83.8	$72.9	$28.9	$32.5
Cash dividends declared per common share	$0.00	$1.00	$1.00	$0.96	$0.88

(1)

Includes plant closure and severance costs totaling $36.5 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $5.7 million related to the closure of the RUPS wood treating plant in Green Spring, West Virginia for the year ended December 31, 2015. Includes plant closure and severance costs totaling $13.2 million related to the closure of the Company’s coal tar distillation facility in Uithoorn, the Netherlands and fixed asset impairment charges totaling $4.7 million related to the Company’s coal tar distillation facility located in Tangshan China for the year ended December 31, 2014. Includes impairment charges of $11.9 million primarily consisting of write-downs related facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia for the year ended December 31, 2013.

(2)	In 2015, the Company recorded a $67.2 million impairment charge related to goodwill for the CMC business segment.
(3)	In 2011, we announced the closure of our carbon black facility located in Australia (the “carbon black facility”). The pre-tax costs related to this closure totaled $41.0 million in 2011.
(4)

Income tax (benefit) expense for 2015 and 2014 was impacted by $(16.1) million related to Carbon Materials and Chemicals’ goodwill impairment and $24.3 million related to a legal entity restructuring project, respectively.

(5)	Includes cash of discontinued operations.
(6)	The acquisition of the Osmose entities materially affect the comparability of these amounts for years prior to December 31, 2014.
(7)	Excludes capital expenditures of the carbon black facility, a discontinued operation, of $0.7 million for the year ended December 31, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of treated wood products, wood treatment chemicals, and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber, and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, China and Europe.

We operate three principal businesses: Railroad and Utility Products and Services (“RUPS”), Carbon Materials and Chemicals (“CMC”) and Performance Chemicals (“PC”).

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in Australia. We also provide rail joint bar products as well as various services to the railroad industry. Through our CMC business, we process coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood, the production of carbon black for the rubber industry, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in pressure treating lumber for residential, industrial and agricultural applications. The PC business was acquired on August 15, 2014, when we completed the acquisition of the wood preservation and railroad services businesses (the “Osmose Entities”) of Osmose Holdings, Inc. (“Osmose”). The wood preservation business formed our PC segment and the railroad services business acquired from Osmose is now a part of our RUPS segment.

In January 2016, we announced plans to substantially discontinue activities at our tar plant located in Clairton, Pennsylvania. The decision was driven by the continued secular shift of primary aluminum production to lower-cost energy regions of the world, which has contributed to the overcapacity in the tar distillation industry in North America and Europe. During 2015, there have been additional announced closures and curtailments of significant capacity in the U.S. aluminum market. We plan to ramp down production at the Clairton facility over the next six months as it transitions production to other Koppers-owned facilities in both the U.S. and Europe, and has targeted a date of mid-2016 for discontinuing activities at the Clairton plant.

In February 2016, we announced plans to cease coal tar distillation operations at both of its U.K. facilities. The plant at Port Clarence, which has been idle since December 2015, is expected to operate instead as a terminal and export site for coal tar. In addition, it is anticipated that the production facility and administration center at Scunthorpe will be closed. We also announced the closure of the Tangshan, China plant effective at the end of February 2016.

Outlook

Trend Overview

Our businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production and scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

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

The primary products produced by CMC are carbon pitch, which is sold primarily to the aluminum industry to be used in the production of carbon anodes, and creosote, which is used in the pressure treatment of railroad crossties. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years.

Koppers Holdings Inc.     2015 Annual Report

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke, the volumes of coal tar, a by-product of metallurgical coke production, have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Significant increases in raw material costs can result in margin dilution if the increased cost of the raw material is not passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

The primary end-market for the wood treating chemicals sold by our PC business is the residential remodeling market, which is influenced by existing home sales and consumer spending on remodeling projects. As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins.

CMC Restructuring Initiatives

Our CMC business and results of operations have been negatively affected in recent years by difficult economic conditions in North America, Europe and China. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in the geographical regions we operate, and we expect this to continue for at least the foreseeable future. Additionally, over the last three years, our profitability in North America has been negatively impacted from increased levels of imports from competitors in Europe due to weak end-market demand there. The geographic shift in end-market demand over the past several years has resulted in a trend of declining utilization rates in North America and Europe over that same period.

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce our global number of coal tar distillation and related facilities from the 11 that existed at the end of 2013 to four in total. The closure of the first facility occurred in April 2014 as we ceased distillation in Uithoorn, the Netherlands. During 2015, we ceased coal tar distillation activities at our Follansbee, West Virginia facility. Finally, during 2016, we announced the permanent closure of four additional facilities as we will discontinue distillation activities at our tar plants located in Clairton, Pennsylvania; Scunthorpe, U.K.; Port Clarence, U.K. and Tangshan, China. The U.K. facilities had suspended production activities in December 2015 and we plan to ramp down production at the remaining facilities over the next six months as we transition production to other Koppers-owned facilities in both the U.S. and Europe.

The reduction in operating capacity at these locations resulted in impairments or other costs of $36.5 million in the year ended December 31, 2015 and a total of $29.5 million for the two years ended December 31, 2014. As a result of these initiatives, we expects additional charges to earnings of between $15 million to $30 million through 2020, of which approximately $2 million to $9 million are estimated to be non-cash. The overall expected future cash requirements for the CMC plant closures listed above are estimated to be between $45 million to $55 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

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

Results of Operations – Comparison of Years Ended December 31, 2015 and December 31, 2014

Consolidated Results

Net sales for the years ended December 31, 2015 and 2014 are summarized by segment in the following table:

	Year Ended December 31,
	2015	2014	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$657.0	$597.8	10%
Carbon Materials and Chemicals	613.4	833.7	-26%
Performance Chemicals	356.5	123.5	N/A
	$1,626.9	$1,555.0	5%

Railroad and Utility Products and Services net sales for the year ended December 31, 2015 increased by $59.2 million or ten percent compared to the prior year. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $35.7 million from the Osmose businesses that are a part of RUPS. The higher sales volumes for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past several years due to competitive market conditions for hardwood lumber.

Carbon Materials and Chemicals net sales for the year ended December 31, 2015 decreased by $220.3 million or 26 percent compared to the prior year due mainly to lower volumes of carbon pitch and lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene, all of which have been impacted by lower oil prices.

Distillate sales decreased by 11 percent compared to the prior year due mainly to lower prices for carbon black feedstock, with the lower prices driven by lower oil prices.

Coal tar chemicals sales declined by six percent compared to the prior year due primarily to decreases in sales prices for phthalic anhydride and naphthalene, which were driven by lower oil prices.

Foreign exchange translation as a result of the strong U.S. dollar resulted in a reduction of six percent of sales compared to the prior year.

Performance Chemicals net sales increased by $233.0 million compared to the prior year. The sales increase was due primarily to the PC business being consolidated for a full 12 month period in 2015 versus a 4 1/2 month period in 2014. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications, are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 84 percent for the year ended December 31, 2015, compared to 86 percent in the prior year due mainly to the acquisition of the higher margin PC business and higher gross margins for RUPS driven by increased sales volumes and improved cost performance, which more than offset lower gross margin from CMC.

Depreciation and amortization charges for the year ended December 31, 2015 were $15.0 million higher when compared to the prior year due mainly to a full year of depreciation and amortization for the PC business that was acquired in August 2014.

Gain on sale of business of $3.2 million for the year ended December 31, 2015 reflected the sale of our North American utility pole business in January 2015.

Impairment and restructuring charges were $42.2 million for the year ended December 31, 2015 primarily related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom.  The remaining 2015 charges were related to the RUPS closure of a wood treating plant in Green Spring, West Virginia. The $17.9 million of impairment and restructuring charges incurred for the year ended December 31, 2014 was due to the closure of the Uithoorn, Netherlands CMC facility for $13.2 million combined with impairment charges related to the KCCC facility of $4.7 million.

Goodwill impairment charges of $67.2 million for the year ended December 31, 2015 reflected the complete write-down of goodwill for the Carbon Materials and Chemicals business.

Selling, general and administrative expenses for the year ended December 31, 2015 were $8.4 million higher when compared to the prior year mainly to the PC business that was acquired in August 2014. Additionally, $1.4 million of costs were incurred in 2015 related to CMC restructuring and reorganization projects.

Interest expense for the year ended December 31, 2015 was $11.6 million higher when compared to the prior year as a result of higher debt levels due to financing for the acquisition of the Osmose Entities in August 2014.

Koppers Holdings Inc.     2015 Annual Report

Income taxes for the year ended December 31, 2015 were $38.3 million lower when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2015 was 5.3 percent as compared to (578.0) percent in the prior year. The change in the effective income tax rate is primarily due to a significant decrease in pre-tax earnings in addition to the absence of the one-time tax charges related to the legal entity restructuring project that we completed at the end of 2014.  The effective income tax rate is negatively affected by goodwill impairment charges that are not deductible in certain foreign jurisdictions along with setting up a valuation allowance for certain state and foreign net operating losses and temporary differences.

Segment Results

Segment operating profit for the years ended December 31, 2015 and 2014 is summarized by segment in the following table:

	Year Ended December 31,
	2015	2014	% Change
(Dollars in millions)
Operating (loss) profit:
Railroad and Utility Products and Services	$62.2	$53.6	16%
Carbon Materials and Chemicals	(125.0)	(5.3)	2258%
Performance Chemicals	39.0	1.6	N/A
Corporate	(5.8)	(16.7)	-65%
	$(29.6)	$33.2	-189%
Operating (loss) profit as a percentage of net sales:
Railroad and Utility Products and Services	9.5%	9.0%	0.5%
Carbon Materials and Chemicals	-20.4%	-0.6%	-19.8%
Performance Chemicals	10.9%	1.3%	9.6%
	(1.8)%	2.1%	-3.9%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2015 increased by $8.6 million or 16 percent compared to the prior year. Operating profit as a percentage of sales increased to 9.5 percent from 9.0 percent in the prior year due to higher sales volumes for crossties caused by strong commercial industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of Railroad Structures.

Carbon Materials and Chemicals operating profit for the year ended December 31, 2015 decreased by $119.7 million compared to the prior year. CMC recorded a goodwill impairment charge of $67.2 million in 2015 and other asset impairment charges and restructuring charges of $34.7 million. CMC operating profit as a percent of sales decreased to (20.4) percent from (0.6) percent in the prior year due mainly to these charges, lower volumes for carbon pitch and lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene, which were driven by lower oil prices.

Performance Chemicals operating profit increased by $37.4 million compared to the prior year. Operating profit as a percentage of net sales for PC increased to 10.9 percent from 1.3 percent in the prior year. Operating profit for the year ended December 31, 2015 was positively impacted due primarily to the PC business being consolidated for a full 12 month period in 2015 versus 4.5 months in 2014.

Results of Operations – Comparison of Years Ended December 31, 2014 and December 31, 2013

Consolidated Results

Net sales for the years ended December 31, 2014 and 2013 are summarized by segment in the following table:

	Year Ended December 31,
	2014	2013	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$597.8	$572.2	4%
Carbon Materials and Chemicals	833.7	906.1	-8%
Performance Chemicals	123.5	0.0	N/A
	$1,555.0	$1,478.3	5%

Railroad and Utility Products and Services net sales for the year ended December 31, 2014 increased by $25.6 million or four percent as incremental sales from the Osmose acquisition in August 2014 and the acquisition of a wood treating plant in Ashcroft, British Columbia, Canada (“the Ashcroft acquisition”) in January 2014 more than offset lower sales for railroad crossties and utility poles. Sales of crossties reduced sales by three percent as lower sales volumes due to reduced raw material availability were partially offset by higher sales prices. Sales of utility poles reduced sales by two percent mainly as a result of lower sales volumes from Australian operations which were negatively impacted by wet weather conditions.

Carbon Materials and Chemicals net sales for the year ended December 31, 2014 decreased by $72.4 million or eight percent. Lower sales volumes and prices for pitch decreased sales by five percent over the prior year due to lower sales volumes in North America as a result of lower aluminum production, combined with lower pricing in all regions due to competitive conditions. Sales for distillates reduced sales by one percent over the prior year as lower sales prices for carbon black feedstock were partially offset by higher sales volumes for carbon black feedstock from our Chinese operations due to incremental sales from Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) which began production in August 2014. Sales for coal tar chemicals were flat as higher sales volumes increased sales by two percent driven by incremental sales volumes of naphthalene from KJCC combined with higher sales volumes for phthalic anhydride but were offset by lower sales prices for phthalic anhydride and naphthalene as a result of lower oil prices. Foreign currency translation reduced sales by one percent over the prior year as a result of the strong U.S. dollar.

Performance Chemicals net sales for the year ended December 31, 2014 were $123.5 million. This segment was formed from the Osmose acquisition which closed in August 2014.

Cost of sales as a percentage of net sales was 86 percent for the year ended December 31, 2014, the same as in the prior year, as significant restructuring costs were incurred in both years. Overall, cost of sales decreased by $79.0 million when compared to the prior year as the positive impact of acquisitions and KJCC more than offset lower crosstie purchases for RUPS and lower sales prices and volumes for CMC.

Depreciation and amortization charges for the year ended December 31, 2014 were $14.3 million higher when compared to the prior year due mainly to $9.7 million of depreciation and amortization from the Osmose and Ashcroft acquisitions and KJCC.

Impairment and restructuring charges for the year ended December 31, 2014 were $6.0 million higher when compared to the prior year due mainly to higher charges related to our CMC facilities located in Uithoorn, Netherlands, and Tangshan, China.

Selling, general and administrative expenses for the year ended December 31, 2014 were $44.5 million higher when compared to the prior year due primarily to the Osmose acquisition and related integration costs.

Interest expense for the year ended December 31, 2014 was $12.3 million higher when compared to the prior year due mainly to debt incurred to finance the Osmose acquisition.

Income taxes for the year ended December 31, 2014 were $2.7 million lower when compared to the prior year period. Our effective income tax rate for the year ended December 31, 2014 was (578.0) percent as compared to 47.8 percent in the prior year. The change in the effective income tax rate is due to the one-time tax charges of $24.3 million that are related to the legal entity restructuring project that we completed at the end of 2014. Additionally, the effective tax rate was negatively affected by the non-deductibility of certain expenses related to the pending closure of the Uithoorn facility, the impairment of the Koppers (China) Chemical Carbon and Company Limited coal tar distillation facility and the inability to record a tax benefit on pre-tax losses of certain foreign subsidiaries. These items are partially offset by a tax benefit of $6.0 million due to management’s decision that a deferred tax liability for certain undistributed earnings of its European subsidiaries was no longer necessary as these earnings are permanently reinvested.

Segment Results

Segment operating profit for the years ended December 31, 2014 and 2013 is summarized by segment in the following table:

	Year Ended December 31,
	2014	2013	% Change
(Dollars in millions)
Operating profit:
Railroad and Utility Products and Services	$53.6	$58.3	-8%
Carbon Materials and Chemicals	(5.3)	43.9	-112%
Performance Chemicals	1.6	0.0	N/A
Corporate	(16.7)	(1.9)	779%
	$33.2	$100.3	-67%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	9.0%	10.2%	-1.2%
Carbon Materials and Chemicals	-0.6%	4.8%	-5.4%
Performance Chemicals	1.3%	N/A	N/A
	2.1%	6.8%	-4.7%

Koppers Holdings Inc.     2015 Annual Report

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

Performance Chemicals operating profit for the year ended December 31, 2014 amounted to $1.6 million or 1.3 percent of sales from the closing of the Osmose acquisition at August 15, 2014 through December 31, 2014. Amortization as a result of purchase accounting and inventory revaluations reduced operating profit by $3.5 million. Additionally, profitability was negatively impacted due to normal seasonality for residential construction.

Cash Flow

Net cash provided by operating activities was $127.7 million for the year ended December 31, 2015 as compared to net cash provided by operating activities of $35.5 million for the year ended December 31, 2014. The net increase of $91.9 million in cash from operations was due primarily to lower working capital usage compared to the prior year period principally as a result of a decrease in accounts receivable and inventories coupled with an increase in accounts payable. Also contributing was the receipt of a cash advance payment of $30 million to KJCC due to the amendment of a soft pitch supply agreement with its customer.

Net cash provided by operating activities was $35.5 million for the year ended December 31, 2014 as compared to net cash provided by operating activities of $117.6 million for the year ended December 31, 2013. The reduction in cash provided by operating activities was driven by lower net income in 2014 combined with an increase in inventory related to railroad crossties. The increase in inventory of $14 million was mainly a result of increased availability for crossties as we rebuilt crosstie inventories that had been at historically low levels due to the shifting of sawmill production to the competing housing and crane mat markets.

Net cash used in investing activities was $41.1 million for the year ended December 31, 2015 as compared to net cash used in investing activities of $580.0 million for the year ended December 31, 2014. The decrease in net cash used by investing activities of $538.9 million is due to a reduction of $43.1 million for capital expenditures, additional proceeds of $14.6 million from asset sales, and a $481.2 million reduction in acquisition expenditures compared to the prior year period.

Net cash used in investing activities was $580.0 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $72.3 million for the year ended December 31, 2013 due mainly to the Osmose acquisition.

Net cash used in financing activities was $123.4 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $516.1 million for the year ended December 31, 2014. The difference is due mainly to net debt repayments totaling $113.4 million in 2015 as compared to borrowings of $547.5 million in the prior year used to finance the Osmose acquisition, the Ashcroft acquisition and construction costs at the KJCC facility in China.

Net cash provided by financing activities was $516.1 million for the year ended December 31, 2014 as compared to net cash used in financing activities of $30.3 million for the year ended December 31, 2013. The increase in cash used for financing activities was principally due to new debt financing related to the Osmose acquisition which closed in August 2014.

Dividends paid were $8.7 million for the year ended December 31, 2015 as compared to dividends paid of $20.4 million for the year ended December 31, 2014. Dividends paid in 2015 include $3.5 million of dividends paid to the non-controlling interest shareholder of KCCC, our 60-percent owned subsidiary, and $5.2 million in dividends to Koppers Holdings shareholders relating to dividends declared on November 5, 2014. There were no dividends declared to Koppers Holdings shareholders during 2015.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2015 the basket totaled $117.1 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of December 31, 2015, we had $53.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2015, $45.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2015 (dollars in millions):

Cash and cash equivalents(1)	$21.8
Amount available under revolving credit facility	53.9
Amount available under other credit facilities	0.8
Total estimated liquidity	$76.5

(1)

Cash includes approximately $21 million held by foreign subsidiaries, which if repatriated to the United States, would incur an estimated cash tax cost of approximately $8 million, exclusive of intercompany loan repayments.

Our estimated liquidity was $165.4 million at December 31, 2014.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2016, excluding acquisitions, are expected to total approximately $45 million, funded by operations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2015. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Later years
(in millions)
Long-term debt (including accretion)	$737.3	$41.3	$71.1	$624.9	$0.0
Interest on debt	151.6	39.8	74.5	37.3	0.0
Operating leases	198.1	44.4	72.9	27.7	53.1
Purchase commitments (1)	704.4	193.8	228.1	177.7	104.8
Total contractual cash obligations	$1,791.4	$319.3	$446.6	$867.6	$157.9

(1)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $6 million in 2016. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and

Koppers Holdings Inc.     2015 Annual Report

other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 in our consolidated financial statements.

As of December 31, 2015, there was $7.7 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2015. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
	Total
	Amounts
	Committed	2016	2017-2018	2019-2020	Later years
(in millions)
Lines of credit (unused)	$370.2	$0.1	$0.0	$370.1	$0.0
Standby letters of credit	45.5	45.5	0.0	0.0	0.0
Total other commercial commitments	$415.7	$45.6	$0.0	$370.1	$0.0

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios (with such ratios becoming more restrictive in future periods):

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2015 was 1.44.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The leverage ratio at December 31, 2015 was 4.67.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. Our continued ability to meet those financial ratios can be affected by events beyond our control, and we cannot provide assurances that we will meet those ratios and tests in the future, which become more restrictive in future periods.

At December 31, 2015, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2015, 2014 and 2013, exchange rate fluctuations resulted in a decrease to comprehensive income of $20.6 million, $30.6 million and $10.0 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (gains) losses were $10.4 million, $(0.6) million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Guidance

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classificiation of Deferred Taxes,” which requires classification of all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance, however, does not change the existing requirement that only permits offsetting within a tax jurisdiction, that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another tax jurisdiction. We adopted this accounting policy and its balance sheet as of December 31, 2015 classifies all deferred tax assets and liabilities as noncurrent. Our balance sheet as of December 31, 2014 was not adjusted for this recent guidance.

In May 2015, amendments to the existing accounting guidance were issued to remove the requirement to categorize net asset value per share, currently utilized as a practical expedient, by investment within the fair value hierarchy based on redeemable dates. This amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient.  The guidance will be applied prospectively on January 1, 2016. The guidance is not expected to have a material effect on the our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. We will adopt ASU No. 2015-03 on January 1, 2016 as required. ASU No. 2015-03 will not have a material effect on our results of operations, financial condition or liquidity.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance becomes effective January 1, 2016. We do not expect that the updated guidance will have a material effect on our financial statements.

In January 2015, we adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limit the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires us to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. We considered this amended guidance and determined the sale in January 2015 of the North American utility pole business should not be reported as a discontinued operation. We do not believe the sale of this business to have a major effect on our operations and financial results.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU No. 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In July 2015, the FASB adopted a one-year deferral of this guidance. As a result, this guidance will be effective January 1, 2018 with the option to adopt the standard as of the original effective date, January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

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

Koppers Holdings Inc.     2015 Annual Report

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

Inventories.  In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 66 percent and 61 percent of the FIFO inventory value at December 31, 2015 and 2014, respectively. In 2015, 2014 and 2013, we recorded inventory write-downs of $1.4 million, $2.4 million and $0.6 million, respectively, related to lower of cost or market conditions for subsidiaries of ours that value inventory on FIFO basis.

Long-Lived Assets.  Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at cost. If we determine a long-lived asset is impaired, we adjust to fair value. Fair value is based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated. During 2015 and 2014, we recorded fixed asset impairment charges of $12.8 million and $4.7 million, respectively, primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the United States, China and the United Kingdom. During 2015, we also recorded fixed asset impairment charges of $1.9 million related to the RUPS wood treating plant in Green Spring, West Virginia.

Goodwill and Intangible Assets. Goodwill is not amortized but is assessed for impairment at least on an annual basis in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in our management’s judgment in applying them to the analysis of goodwill impairment. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

Goodwill valuations are performed using projected operating results of the relevant reporting units. We have four reporting units for purposes of goodwill evaluation. These units consist of our CMC operating segment, our PC operating segment, our Railroad Products and Services reporting unit and our Koppers Wood Products reporting unit. Railroad Products and Services and Koppers Wood Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in the United States and the Koppers Wood Products reporting unit primarily serves the utility markets in Australia.

We completed our annual goodwill impairment evaluation using the two-step quantitative analysis during the fourth quarter of 2015. In the first step of the analysis, we compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on a weighting of income and market approaches. Since the carrying value of the CMC reporting unit exceeded the fair value, we performed the second step of the impairment analysis in order to determine the implied fair value of CMC’s goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill.

The implied fair value of the respective reporting unit’s goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the CMC reporting unit. Therefore, in 2015, we recorded a goodwill impairment charge of $67.2 for the CMC reporting unit. During the fourth quarter of 2015, we observed certain negative factors including a declining market capitalization, downsizing of the global aluminum markets and continued decline in spot and forward oil pricing.  As noted elsewhere in this Form 10-K, our board of directors approved certain strategic changes for the CMC reporting unit during the fourth quarter of 2015 reflecting the current market environment. The aforementioned negative factors all severely impact the outlook and corresponding fair value for the CMC reporting unit and were the primary factors for the goodwill impairment charge recorded during the fourth quarter of 2015. As a result of the goodwill impairment charge, there is no goodwill remaining for the CMC reporting unit, and goodwill remaining on our consolidated balance sheet at December 31, 2015 is $186.6 million. Our other reporting units did not require a goodwill impairment charge for the year ended December 31, 2015.

Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives. In connection with the acquisition of the wood preservation and the railroad services businesses of Osmose

Holdings Inc. in 2014, we have identifiable intangible assets of $156.1 million as of December 31, 2015. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2015 our balance sheet included $70.3 million of deferred tax assets, net of a $41.9 million valuation allowance. We incurred a goodwill impairment charge of $67.2 million, of which $25.2 million related to goodwill that was not deductible, for the year ended December 31, 2015. This impairment charge was the primary factor contributing to our being in a cumulative loss for financial reporting purposes. We considered the cumulative loss for financial reporting purposes and concluded that it was more likely than not that our deferred tax assets would be realized (except with respect to certain deferred tax assets discussed below), and accordingly, no valuation allowance was required at December 31, 2015. Our conclusion was primarily based upon the projected generation of future taxable income. To the extent future taxable income projections are not achieved, we could be required to record a valuation allowance against any deferred tax assets.

We have determined that the $41.9 million valuation allowance is required for certain deferred tax assets based on a history of cumulative losses or future earnings projections in certain jurisdictions. In order to fully realize our deferred tax assets in relation to our temporary differences, exclusive of any net operating losses, we will have to generate approximately $216 million of taxable income. The realization of these deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. In order to fully realize our deferred tax assets (net of valuation allowances) in relation to our state net operating losses, we will have to generate approximately $625 million of taxable income before any applicable adjustments and apportionment fractions according to state laws between 2015 and 2026. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future. In 2015, we recorded a valuation allowance of $4.1 million for state net operating losses and state temporary differences that most likely will not be realized. In 2015, we recorded a deferred tax asset and an offsetting valuation allowance of $6.3 million for 2015 foreign net operating losses and 2015 foreign temporary differences that most likely will not be realized. In 2015, we reduced a deferred tax asset and an offsetting valuation allowance of $0.3 million for foreign tax credits earned in prior tax years. Item 8. Financial Statements and Supplementary Data – Note 10 includes information on deferred tax activity during the past two years.

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

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2015, we recorded additional asset retirement obligations of $23.4 million principally related to the retirement of water containment systems and storage tank and railcar cleaning costs in the United States and the United Kingdom. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Derivative Financial Instruments. We use swap contracts to manage copper price risk associated with forecasted purchases of materials used in our manufacturing processes. Contracts are not held for trading or speculative purposes.

Koppers Holdings Inc.     2015 Annual Report

We recognize the fair value of the swap contracts as an asset or liability at each reporting date. We designate most swap contracts as cash flow hedges and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) earnings until it is reclassified into earnings when the hedged transaction affects earnings. We utilize the dollar offset method to retrospectively measure hedge ineffectiveness. Gains and losses from hedge ineffectiveness are recognized in current earnings. For those swap contracts not designated as a cash flow hedge, gains and losses on the derivative are recorded immediately in earnings. Because of price volatility in the market price of copper and its effect on the dollar offset hedge effectiveness test, we may be required to recognize material unrealized gains and losses as a result of this measurement in current earnings.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2015, we use our third party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $9.0 million and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.7 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 percent equity securities and 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 5.16 percent for 2016 defined benefit pension expense. Decreasing the 5.16 percent asset rate of return assumption by 0.25 would increase our defined benefit pension expense by $0.5 million.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2015 and 2014. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2015, we had outstanding coppers swap contracts totaling 21.3 million pounds and the fair value of these contracts was a loss of $10.6 million. A portion of the loss totaling $9.9 million, before tax, is recognized in other comprehensive loss and another portion of the loss totaling $0.7 million is recognized in income. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2015 market price of copper, the before tax effect on other comprehensive loss would be $1.0 million and the effect on pretax income would be $0.1 million for the year ended December 31, 2015.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2015 we had $297.5 million of fixed rate debt and $437.3 million of variable rate debt and at December 31, 2014 we had $297.0 million of fixed rate debt and $553.5 million of variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2015 was approximately 147 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2015 and 2014 would have increased the unrealized fair market value of the fixed rate debt by approximately $5.2 million and $9.2 million, respectively. The earnings and cash flows for the year ending December 31, 2015, assuming a one percentage point increase in interest rates would have decreased approximately $4.4 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, New Zealand, Canada, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2015 and 2014, would be increases (reductions) of approximately $2.3 million and $(0.5) million, respectively.

Koppers Holdings Inc.     2015 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2015. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 44.

February 29, 2016

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Koppers Holdings Inc.     2015 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2015 of Koppers Holdings Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 29, 2016

Koppers Holdings Inc.     2015 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions, except per share amounts)
Net sales	$1,626.9	$1,555.0	$1,478.3
Cost of sales (excluding items below)	1,366.7	1,343.7	1,264.7
Depreciation and amortization	59.0	44.0	29.7
Gain on sale of business	(3.2)	0.0	0.0
Impairment and restructuring charges	42.2	17.9	11.9
Goodwill impairment	67.2	0.0	0.0
Selling, general and administrative expenses	124.6	116.2	71.7
Operating (loss) profit	(29.6)	33.2	100.3
Other income, net	0.2	0.0	3.5
Interest expense	50.7	39.1	26.8
(Loss) income before income taxes	(80.1)	(5.9)	77.0
Income tax (benefit) provision	(4.2)	34.1	36.8
(Loss) income from continuing operations	(75.9)	(40.0)	40.2
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.1, $(1.0) and $0.1	(0.1)	0.6	(0.1)
Net (loss) income	(76.0)	(39.4)	40.1
Net loss attributable to noncontrolling interests	(4.0)	(7.0)	(0.3)
Net (loss) income attributable to Koppers	$(72.0)	$(32.4)	$40.4
(Loss) earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$(3.50)	$(1.61)	$1.96
Discontinued operations	(0.01)	0.03	0.00
(Loss) earnings per basic common share	$(3.51)	$(1.58)	$1.96
Diluted -
Continuing operations	$(3.50)	$(1.61)	$1.94
Discontinued operations	(0.01)	0.03	0.00
(Loss) earnings per diluted common share	$(3.51)	$(1.58)	$1.94
Weighted average shares outstanding (in thousands):
Basic	20,541	20,463	20,575
Diluted	20,541	20,463	20,815
Dividends declared per common share	$0.00	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Net (loss) income	$(76.0)	$(39.4)	$40.1
Changes in other comprehensive (loss) income:
Currency translation adjustment	(20.6)	(26.0)	(0.6)
Foreign currency transactions of long-term subsidiary investments	0.0	(4.6)	(9.4)
Derivative financial instrument net loss, net of tax benefit of $1.2, $2.6 and $0.0	(2.2)	(3.8)	0.0
Unrecognized pension prior service (benefit) cost, net of tax benefit (expense) of $0.4, $0.1 and $(0.7)	(0.7)	(0.2)	1.1
Unrecognized pension net gain (loss), net of tax (expense) benefit of $(1.0), $8.0 and $(12.8)	3.7	(15.9)	21.3
Total comprehensive (loss) income	(95.8)	(89.9)	52.5
Comprehensive (loss) income attributable to noncontrolling interests	(4.3)	(7.4)	0.2
Comprehensive (loss) income attributable to Koppers	$(91.5)	$(82.5)	$52.3

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2015 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$21.8	$51.1
Accounts receivable, net of allowance of $6.5 and $5.6	155.0	198.7
Income tax receivable	4.6	0.0
Inventories, net	226.4	241.2
Deferred tax assets	0.0	10.5
Loan to related party	9.5	9.5
Other current assets	27.0	30.3
Total current assets	444.3	541.3
Property, plant and equipment, net	277.8	299.7
Goodwill	186.6	247.2
Intangible assets, net	156.1	167.7
Deferred tax assets	36.6	7.8
Other assets	24.0	30.2
Total assets	$1,125.4	$1,293.9
Liabilities
Accounts payable	$140.8	$120.6
Accrued liabilities	99.8	122.5
Dividends payable	0.0	5.1
Current maturities of long-term debt	39.9	43.9
Total current liabilities	280.5	292.1
Long-term debt	694.9	806.6
Accrued postretirement benefits	53.6	54.7
Deferred tax liabilities	5.7	10.2
Other long-term liabilities	103.1	46.4
Total liabilities	1,137.8	1,210.0
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,015,994 and 21,938,260 shares issued	0.2	0.2
Additional paid-in capital	167.8	164.5
Retained earnings (accumulated deficit)	(54.0)	18.0
Accumulated other comprehensive loss	(79.8)	(60.3)
Treasury stock, at cost, 1,459,164 and 1,443,248 shares	(52.7)	(52.4)
Total Koppers shareholders’ (deficit) equity	(18.5)	70.0
Noncontrolling interests	6.1	13.9
Total (deficit) equity	(12.4)	83.9
Total liabilities and (deficit) equity	$1,125.4	$1,293.9

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Cash provided by (used in) operating activities:
Net (loss) income	$(76.0)	$(39.4)	$40.1
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	59.0	44.0	29.7
Impairment of long-lived assets	14.7	4.7	11.9
Goodwill impairment	67.2	0.0	0.0
Gain on sale of business	(3.2)	0.0	0.0
Gain on sale of assets	0.0	0.0	(2.3)
Deferred income taxes	(16.0)	2.5	19.5
Equity loss (income), net of dividends received	3.1	1.6	(0.8)
Change in other liabilities	(5.5)	(10.3)	(16.4)
Non-cash interest expense	3.6	4.2	1.7
Stock-based compensation	3.8	4.7	4.3
Deferred revenue	27.6	(0.7)	(0.7)
Other	5.2	1.0	0.5
Changes in working capital:
Accounts receivable	34.1	13.4	2.9
Inventories	(4.3)	(14.0)	21.6
Accounts payable	25.0	(10.6)	4.9
Accrued liabilities	(19.6)	29.9	7.4
Other working capital	9.0	4.5	(6.7)
Net cash provided by operating activities	127.7	35.5	117.6
Cash (used in) provided by investing activities:
Capital expenditures	(40.7)	(83.8)	(72.9)
Acquisitions, net of cash acquired	(15.3)	(496.5)	(2.3)
Net cash proceeds from divestitures and asset sales	14.9	0.3	2.9
Net cash used in investing activities	(41.1)	(580.0)	(72.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	612.1	572.5	97.9
Repayments of revolving credit	(685.9)	(368.0)	(97.9)
Borrowings of long-term debt	1.1	343.0	6.6
Repayments of long-term debt	(40.7)	0.0	0.0
Issuances of Common Stock	0.0	0.7	0.2
Proceeds from issuance of noncontrolling interest	0.0	1.4	2.3
Repurchases of Common Stock	(0.3)	(2.0)	(17.5)
Excess tax benefit from employee stock plans	0.0	0.0	0.5
Payment of deferred financing costs	(1.0)	(11.1)	(1.3)
Dividends paid	(8.7)	(20.4)	(21.1)
Net cash (used in) provided by financing activities	(123.4)	516.1	(30.3)
Effect of exchange rate changes on cash	7.5	(2.7)	0.5
Net (decrease) increase in cash and cash equivalents	(29.3)	(31.1)	15.5
Cash and cash equivalents at beginning of period	51.1	82.2	66.7
Cash and cash equivalents at end of period	$21.8	$51.1	$82.2
Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$43.9	$32.9	$25.1
Income taxes	26.3	16.1	20.5

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2015 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	164.5	158.9	153.3
Employee stock plans	3.3	5.6	5.6
Balance at end of year	167.8	164.5	158.9
Retained earnings (accumulated deficit)
Balance at beginning of year	18.0	71.3	52.0
Net (loss) income attributable to Koppers	(72.0)	(32.4)	40.4
Common Stock dividends	0.0	(20.9)	(21.1)
Balance at end of year	(54.0)	18.0	71.3
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(6.3)	24.0	34.5
Change in currency translation adjustment excluding foreign currency transactions of long-term subsidiary investments	(20.3)	(25.7)	(1.1)
Change in foreign currency transactions of long-term subsidiary investments	0.0	(4.6)	(9.4)
Balance at end of yea	(26.6)	(6.3)	24.0
Unrecognized (losses) gains on cash flow hedges:
Balance at beginning of year	(3.8)	0.0	0.0
Reclassification of unrealized losses on cash flow hedges to expense, net of tax benefit of $3.5, $0.2 and $0.0	5.4	0.3	0.0
Change in deferred losses on cash flow hedges, net of tax benefit of $4.7, $2.8 and $0.0	(7.6)	(4.1)	0.0
Balance at end of year	(6.0)	(3.8)	0.0
Unrecognized pension prior service benefit (cost):
Balance at beginning of year	0.7	0.8	(0.2)
Reclassification of unrecognized prior service (benefit) cost to (income) expense, net of tax (benefit) expense of ($0.4), $(0.1) and $0.1	(0.7)	(0.1)	0.1
Revaluation of unrecognized pension prior service cost, net of tax (benefit) expense of $0.0, $0.0 and $0.6	0.0	0.0	0.9
Balance at end of year	0.0	0.7	0.8
Unrecognized pension net loss:
Balance at beginning of year	(50.9)	(35.0)	(56.3)
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $2.2, $1.4 and $2.8	4.0	2.4	4.7
Revaluation of unrecognized pension net loss, net of tax expense (benefit) of $(1.2), $(9.4) and $10.0	(0.3)	(18.3)	16.6
Balance at end of year	(47.2)	(50.9)	(35.0)
Total balance at end of year	(79.8)	(60.3)	(10.2)
Treasury stock
Balance at beginning of year	(52.4)	(50.4)	(32.9)
Purchases	(0.3)	(2.0)	(17.5)
Balance at end of year	(52.7)	(52.4)	(50.4)
Total Koppers shareholders’ equity (deficit) – end of year	(18.5)	70.0	169.8
Noncontrolling interests
Balance at beginning of year	13.9	20.0	17.5
Net loss attributable to noncontrolling interests	(4.0)	(7.0)	(0.3)
Investment in noncontrolling interests	0.0	1.3	2.3
Dividends to noncontrolling interests	(3.5)	0.0	0.0
Currency translation adjustment	(0.3)	(0.4)	0.5
Balance at end of year	6.1	13.9	20.0
Total equity (deficit) – end of year	$(12.4)	$83.9	$189.8

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

Business description – The Company is a global integrated provider of treated wood products, wood treatment chemicals and carbon compounds for use in a variety of markets including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. The Company’s business is operated through three business segments, Railroad and Utility Products and Services, Carbon Materials and Chemicals and Performance Chemicals.

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

The Company’s Carbon Materials and Chemicals segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

The Company’s Performance Chemicals segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction and agriculture.

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 30 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of income. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Foreign currency translation – For consolidated entities outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive loss in shareholders’ equity.

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction (losses) gains were $(10.4) million, $0.6 million and $(0.5) million for the years ended December 31, 2015, 2014 and 2013, respectively.

Koppers Holdings Inc.     2015 Annual Report

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2015, 2014 and 2013 amounted to $129.8 million, $93.4 million and $108.3 million, respectively.

Research and development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $5.2 million in 2015, $3.4 million in 2014 and $2.4 million in 2013.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories are valued at the lower of cost, utilizing the first-in, first-out basis (“FIFO”), or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 66 percent and 61 percent of the FIFO inventory value at December 31, 2015 and 2014, respectively. In 2015, 2014 and 2013, we recorded inventory write-downs of $1.4 million, $2.4 million and $0.6 million, respectively, related to lower of cost or market conditions for subsidiaries of ours that value inventory on FIFO basis.

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

The Company periodically evaluates whether current facts and circumstances indicate that the carrying value of its depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 4 “Plant Closures and Discontinued Operations” for additional information.

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2015 and 2014. Refer to Note 14, "Goodwill and Other Identifiable Intangible Assets," for a discussion of goodwill impairment recorded during the year ended December 31, 2015.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2015 and 2014, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2015	2014
(Dollars in millions)
Self-insured liabilities at beginning of year	$8.2	$8.4
Expense	2.6	2.4
Reversal of self-insured liabilities	(1.0)	(0.8)
Cash expenditures	(1.8)	(1.8)
Self-insured liabilities at end of year	$8.0	$8.2

Derivative financial instruments – The Company uses swap contracts to manage copper price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. The Company uses forward exchange contracts to hedge exposure to currency exchange rate changes on transactions and other commitments denominated in a foreign currency. Contracts are not held for trading or speculative purposes. The Company recognizes the fair value of the swap contracts and forward contracts as an asset or liability at each reporting date. The Company designates certain of the swap contracts as cash flow hedges and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) earnings until it is reclassified into earnings when the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. For swap contracts that are not designated as cash flow hedges, changes in the fair value of those forward contracts are recognized immediately in earnings. Because the Company has not elected to designate the forward exchange contracts for hedge accounting treatment, changes in the fair value of the forward exchange contracts are recognized immediately in earnings.

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

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition (when required by governmental authorities).

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2015 and 2014:

	2015	2014
(Dollars in millions)
Asset retirement obligation at beginning of year	$30.5	$23.2
Acquisition	0.7	0.0
Accretion expense	3.7	2.3
Revision in estimated cash flows (a)	24.4	10.3
Cash expenditures	(12.1)	(4.6)
Currency translation	(0.7)	(0.7)
Balance at end of period	$46.5	$30.5

(a) Revision in estimated cash flows for 2015 includes $23.4 million of charges related to restructuring activities. See Note 4. “Plant Closures and Discontinued Operations” for additional information.

Litigation and contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred with the exception of legal fees relating to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) sites.

Other current assets – Included in other current assets are prepaid expenses totaling $17.0 million and $20.6 million at December 31, 2015 and 2014, respectively.

Koppers Holdings Inc.     2015 Annual Report

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

Deferred revenue – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. In addition, the Company received an advance payment in 2015 related to an amendment to a 50-year supply agreement with a customer in China. The deferred revenue associated with this amendment will be amortized over the life of the underlying contract. The following table describes changes to the Company’s deferred revenue at December 31, 2015 and 2014:

	2015	2014
(Dollars in millions)
Deferred revenue at beginning of year	$2.5	$3.2
Advance payment	30.0	0.0
Revenue earned	(2.4)	(0.7)
Deferred revenue at end of year	$30.1	$2.5

Stock-based compensation – The Company records compensation expense for non-vested stock options over the vesting period based on the fair value at the date of grant. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. New Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classificiation of Deferred Taxes,” which requires classification of all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance, however, does not change the existing requirement that only permits offsetting within a tax jurisdiction, that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another tax jurisdiction. The Company adopted this accounting policy and its balance sheet as of December 31, 2015 classifies all deferred tax assets and liabilities as noncurrent. The Company’s balance sheet as of December 31, 2014 was not adjusted for this recent guidance.

In May 2015, amendments to the existing accounting guidance were issued to remove the requirement to categorize net asset value per share, currently utilized as a practical expedient, by investment within the fair value hierarchy based on redeemable dates. This amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient.  The guidance will be applied prospectively on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

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

In January 2015, the Company adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limits the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. We considered this amended guidance and determined the sale of the North American utility pole business should not be reported as a discontinued operation. The Company does not believe the sale of this business to have a major effect on the Company’s operations and financial results.

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

4. Plant Closures and Discontinued Operations

The Company is discontinuing production at its 60-percent owned Carbon Materials and Chemicals plant located in Tangshan, China. The closure is due to the impending forced closure of a neighboring third party-owned metallurgical coke facility. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located near the coke facility and relies on its operations for a significant portion of raw material supply, utilities and other shared services. In 2015, the Company recorded a severance charge of $0.9 million. As of December 31, 2015, all fixed assets directly related to the facility have been substantially depreciated.

In February 2016, the Company announced plans to cease coal tar distillation operations at both of its U.K. facilities. Accordingly, the Company recorded environmental charges, asset retirement obligation and fixed asset impairment charges of $0.6 million, $8.7 million and $4.6 million, respectively. As of December 31, 2015, the remaining net book value of fixed assets subject to impairment was $1.4 million. The plant at Port Clarence, which has been idle since December 2015, is expected to operate instead as a terminal and export site for coal tar. In addition, it is anticipated that the production facility and administration center at Scunthorpe will be closed.

On January 13, 2016, the Company announced its decision to substantially discontinue coal tar distillation activities at its Carbon Materials and Chemicals plant located in Clairton, Pennsylvania. Accordingly, the Company recorded a severance, inventory write-down, asset retirement obligation and fixed asset impairment charges of $0.8 million, $1.3 million, $10.5 million and $6.2 million, respectively.  As of December 31, 2015, the remaining net book value of fixed assets subject to impairment was $4.2 million. The cessation of coal tar distillation activities is expected to be completed by July 2016.

On January 16, 2015, Koppers Inc. sold its North American utility pole business for cash of $12.3 million and a promissory note of $1.6 million. The Company recognized a gain of $3.2 million on this transaction. The promissory note is repayable in four equal annual installments beginning January 2016. This gain is reported in “Gain on sale of business” on the Consolidated Statement of Operations. The proceeds of the sale are reported within “Net cash proceeds from divestitures and asset sales” on the Consolidated Statement of Cash Flows.

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, the Company recorded a severance, asset retirement obligation and fixed asset impairment charge of $5.7 million. As of December 31, 2015, the facility is closed.

Koppers Holdings Inc.     2015 Annual Report

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2013	$0.1	$5.6	$3.3	$0.0	$9.0
Accrual	9.8	0.0	3.2	0.1	13.1
Reversal of accrued charges	0.0	(1.1)	(0.9)	0.0	(2.0)
Cash paid	(9.7)	0.0	(1.3)	0.0	(11.0)
Currency translation	(0.2)	(0.4)	(0.4)	0.0	(1.0)
Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	2.2	0.6	23.4	1.3	27.5
Costs charged against assets	0.0	0.0	0.0	(1.3)	(1.3)
Reversal of accrued charges	0.0	0.0	(0.3)	0.0	(0.3)
Cash paid	(0.2)	0.0	(4.8)	(0.1)	(5.1)
Currency translation	0.0	(0.4)	(0.3)	0.0	(0.7)
Reserve at December 31, 2015	$2.0	$4.3	$21.9	$0.0	$28.2

5. Business Acquisitions

KMG – On January 16, 2015, Koppers Inc. acquired the creosote sales and distribution business of KMG Chemicals, located in Avondale, Louisiana. The purchase price was $15.1 million, and was funded primarily by proceeds from the sale of the North American utility pole business. The allocation of purchase price to acquired assets primarily consisted of inventory totaling $3.0 million, intangible assets consisting primarily of customer relationships totaling $7.8 million and goodwill of $4.2 million. The tax deductible goodwill is allocated to the Carbon Materials and Chemicals segment and the customer contracts will be amortized over an estimated period of 18 years.

Osmose Entities – On August 15, 2014, pursuant to the terms and conditions of a stock purchase agreement, Koppers Inc. acquired Osmose, Inc. and Osmose Railroad Services, Inc. (together, the “Osmose Entities”) from Osmose Holdings, Inc. The aggregate cash purchase price was $494.1 million, net of cash acquired of $27.0 million. The cash purchase price was funded by a new credit agreement with a consortium of banks which provides for a $500 million revolving credit facility and a $300 million term loan. Acquisition-related costs were $5.9 million in 2014 and are reported in selling, general and administrative expenses.

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

The Osmose Entities had revenues of $144.3 million and operating profit of $5.2 million for the period from the date of acquisition to December 31, 2014. Operating profit is net of the amortization of the finished goods inventory value step-up of $3.5 million recognized on the date of acquisition.

The consolidated balance sheet as of December 31, 2014 reflected a preliminary fair value determination of the acquired assets and liabilities.  As of December 31, 2015, the Company has adjusted the value of certain acquired assets and liabilities which has resulted in a net increase to goodwill of approximately $9.5 million since December 31, 2014. The most significant adjustment related to assumed environmental liabilities, net of indemnity receivables and deferred taxes, of $8.8 million.

The following table summarizes the Company’s final purchase price allocation for the Osmose Entities:

(Dollars in millions)	Final Allocation
Cash and cash equivalents	$27.0
Accounts receivable, net	60.1
Inventories, net	51.9
Other current assets	5.3
Property, plant and equipment	58.3
Goodwill	188.3
Intangible assets	158.9
Other assets	14.9
Total assets acquired	564.7
Accounts payable	23.4
Accrued liabilities	19.5
Other liabilities	27.7
Total liabilities assumed	70.6
Net assets acquired	$494.1

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

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$21.8	$21.8	$51.1	$51.1
Investments and other assets(a)	1.1	1.1	1.5	1.5
Financial liabilities:
Long-term debt (including current portion)	$737.1	$734.8	$862.1	$850.5

(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Koppers Holdings Inc.     2015 Annual Report

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income (loss) attributable to Koppers	$(72.0)	$(32.4)	$40.4
Less: (Loss) income from discontinued operations	(0.1)	0.6	(0.1)
(Loss) income from continuing operations attributable to Koppers	$(71.9)	$(33.0)	$40.5
Weighted average common shares outstanding:
Basic	20,541	20,463	20,575
Effect of dilutive securities	0	0	240
Diluted	20,541	20,463	20,815
(Loss) earnings per common share – continuing operations:
Basic (loss) earnings per common share	$(3.50)	$(1.61)	$1.96
Diluted (loss) earnings per common share	(3.50)	(1.61)	1.94
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	688	362	240

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

The following table shows a summary of the performance stock units as of December 31, 2015:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2013 – 2015	0	80,468	120,702
2014 – 2016	0	93,490	140,235
2015 – 2017	0	218,063	436,126

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2015:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2015	148,906	280,381	429,287	$39.31
Granted	141,775	223,684	365,459	$18.20
Credited from dividends	4,298	5,970	10,268	$37.75
Vested	(66,802)	0	(66,802)	$37.97
Forfeited	(14,969)	(112,636)	(127,605)	$36.95
Non-vested at December 31, 2015	213,208	397,399	610,607	$27.29

Stock options to most executive officers that were granted before 2015 vest and become exercisable upon the completion of a three-year service period commencing on the grant date.  For 2015 and 2016 grants, the stock options vest in four equal annual installments.  The stock options have a term of 10 years.  In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	448,812	$36.58
Granted	330,159	$17.57
Forfeited	(4,722)	$39.23
Outstanding at December 31, 2015	774,249	$28.46	6.74	$0.3
Exercisable at December 31, 2015	333,697	$35.36	3.92	$0.1

The intrinsic value of stock options exercised in 2014 and 2013 totaled $0.3 million and $0.0 million, respectively. Stock options were not exercised in 2015.

Koppers Holdings Inc.     2015 Annual Report

Total stock-based compensation expense recognized and cash received from the exercise of stock options for the three years ended December 31, 2015 is as follows:

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.8	$4.7	$4.3
Less related income tax benefit	1.5	1.9	1.7
Decrease in net income attributable to Koppers	$2.3	$2.8	$2.6
Cash received from the exercise of stock options	$0.0	$0.7	$0.2

As of December 31, 2015 total future compensation expense related to non-vested stock-based compensation arrangements totaled $5.3 million and the weighted-average period over which this expense is expected to be recognized is approximately 28 months. Future compensation expense includes the amount of expense related to performance stock units that is based on the estimated probable achievement of the performance goal.

9. Segment Information

The Company has three reportable segments: Railroad and Utility Products and Services, Carbon Materials and Chemicals, and Performance Chemicals. The Company’s reportable segments contain multiple business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges. Utility products include transmission and distribution poles and pilings.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$657.0	$597.8	$572.2
Carbon Materials and Chemicals	613.4	833.7	906.1
Performance Chemicals	356.5	123.5	0.0
Total	$1,626.9	$1,555.0	$1,478.3
Intersegment revenues:
Carbon Materials and Chemicals	$86.7	$84.8	$94.2
Performance Chemicals	8.7	3.0	0.0
Total	$95.4	$87.8	$94.2
Depreciation and amortization expense:
Railroad and Utility Products and Services(a)	$14.2	$11.9	$11.5
Carbon Materials and Chemicals(b)	25.8	25.0	18.2
Performance Chemicals	19.0	7.1	0.0
Total	$59.0	$44.0	$29.7
Operating profit (loss):
Railroad and Utility Products and Services(c)	$62.2	$53.6	$58.3
Carbon Materials and Chemicals(d)	(125.0)	(5.3)	43.9
Performance Chemicals	39.0	1.6	0.0
Corporate(e)	(5.8)	(16.7)	(1.9)
Total	$(29.6)	$33.2	$100.3
Capital expenditures (including acquisitions):
Railroad and Utility Products and Services	$11.1	$44.5	$15.9
Carbon Materials and Chemicals	37.6	63.7	58.0
Performance Chemicals	5.8	471.1	0.0
Corporate	1.5	0.7	1.3
Total	$56.0	$580.0	$75.2

(a)	Excludes impairment charges of $1.9 million in 2015 for a wood treating facility in the United States.

(b) Excludes impairment charges of $12.8, $4.7 and $11.9 million in 2015, 2014 and 2013, respectively, for CMC.

(c) Includes gain on sale of the Company’s North American utility pole business of $3.2 million and restructuring costs of $5.7 million for a wood treating facility in the United States in 2015.

(d)

Includes plant closure costs of $36.5 and $18.1 million in 2015 and 2014, respectively, for CMC. In the fourth quarter of 2015, the Company also recorded goodwill impairment charges of $67.2 million related to our CMC business.

(e)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company and acquisition and acquisition-related integration costs.

Koppers Holdings Inc.     2015 Annual Report

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	December 31, 2015	December 31, 2014
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$254.1	$275.2
Carbon Materials and Chemicals	368.4	514.6
Performance Chemicals	441.3	469.0
Segment assets	1,063.8	1,258.8
Cash and cash equivalents	0.1	0.0
Income tax receivable	4.6	0.0
Deferred taxes	32.6	10.0
Deferred financing costs	14.5	14.5
Property, plant and equipment, net	4.7	3.9
Deferred charges	1.6	1.6
Other	3.4	5.1
Total	$1,125.4	$1,293.9
Goodwill:
Railroad and Utility Products and Services	$9.9	$9.3
Carbon Materials and Chemicals	0.0	65.5
Performance Chemicals	176.7	172.4
Total	$186.6	$247.2

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2015	$991.2	$460.3
	2014	833.0	518.8
	2013	782.5	169.1
Australasia	2015	280.9	132.9
	2014	349.0	160.3
	2013	348.3	100.6
Europe	2015	144.0	32.9
	2014	201.1	47.5
	2013	225.1	32.8
Other countries	2015	210.8	18.3
	2014	171.9	18.3
	2013	122.4	0.0
Total	2015	$1,626.9	$644.5
	2014	$1,555.0	$744.9
	2013	$1,478.3	$302.5

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $635.7 million in 2015, $722.0 million in 2014 and $695.8 million in 2013.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad crossties	$422.0	$371.4	$331.1
Utility poles	52.4	96.1	119.3
Creosote	45.7	51.2	61.4
Rail joint bars	28.1	27.2	24.5
Railroad infrastructure services	42.7	14.8	0.0
Other products	66.1	37.1	35.9
	657.0	597.8	572.2
Carbon Materials and Chemicals:
Carbon pitch	283.4	330.2	384.7
Creosote and carbon black feedstock	119.6	213.7	228.2
Phthalic anhydride	65.1	91.4	98.6
Other products	145.3	198.4	194.6
	613.4	833.7	906.1
Performance Chemicals:
Wood preservative products	318.6	107.0	0.0
Other products	37.9	16.5	0.0
	356.5	123.5	0.0
Total	$1,626.9	$1,555.0	$1,478.3

10. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Current:
Federal	$(4.2)	$17.5	$3.5
State	0.2	0.3	0.6
Foreign	16.0	14.6	14.0
Total current tax provision	12.0	32.4	18.1
Deferred:
Federal	(19.2)	3.1	16.4
State	3.0	0.0	2.5
Foreign	0.0	(1.4)	(0.2)
Total deferred tax (benefit) provision	(16.2)	1.7	18.7
Total income tax (benefit) provision	$(4.2)	$34.1	$36.8

(Loss) income before income taxes for 2015, 2014 and 2013 included $(15.2) million, $(1.5) million and $24.6 million, respectively, from foreign operations.

Koppers Holdings Inc.     2015 Annual Report

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	(4.8)	2.1
Foreign earnings taxed at different rates	(8.3)	(347.6)	13.4
Domestic production activities deduction	(0.6)	40.8	(2.0)
Deferred tax adjustments	0.4	3.2	(0.2)
Change in tax contingency reserves	1.5	(15.2)	(1.5)
Legal entity tax restructuring project	0.0	(1,503.2)	0.0
Foreign tax credits	0.0	1,203.4	(1.1)
Changes to foreign repatriation plans	0.0	104.0	0.0
Valuation allowance charges	(13.0)	(92.4)	2.1
Goodwill impairment	(10.9)	0.0	0.0
Other	(1.1)	(1.2)	0.0
	5.3%	(578.0)%	47.8%

The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2015 consolidated retained earnings of the Company included approximately $108 million of undistributed earnings, which are permanently invested, from these foreign entities. It is not practical at this time, however, to estimate the amount of taxes that may be payable on the distribution of these earnings.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax (benefit) included in comprehensive (loss) income but excluded from net income attributable to Koppers relating to adjustments to copper swap contracts is $(1.2) million, $(2.6) million, and $0.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The amount of income tax (benefit) provision included in comprehensive (loss) income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $0.6 million, $(8.1) million, and $13.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The amount of income tax (expense) benefit included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes is $(0.5) million, $(0.3) million and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
(Dollars in millions)
Deferred tax assets:
Reserves, including insurance, environmental and deferred revenue	$19.9	$12.4
Net operating loss benefit	19.5	14.6
Pension and other postretirement benefits obligations	19.4	19.2
Tax credits	16.8	16.1
Asset retirement obligations	12.0	7.5
Accrued employee compensation	6.9	6.7
Book over tax depreciation and amortization	3.6	3.2
Book/tax inventory accounting differences	3.2	3.6
Capital loss benefit	0.9	1.1
Other	10.0	6.4
Valuation allowance	(41.9)	(32.4)
Total deferred tax assets	70.3	58.4
Deferred tax liabilities:
Tax over book depreciation and amortization	38.4	49.0
Unremitted earnings of foreign subsidiaries	0.0	0.5
Tax/book inventory accounting differences	0.3	0.2
Other	0.7	0.6
Total deferred tax liabilities	39.4	50.3
Net deferred tax assets	$30.9	$8.1

As discussed in Note 14, “Goodwill and Other Identifiable Intangible Assets,” the Company incurred a goodwill impairment charge of $67.2 million, of which $25.1 million related to goodwill that was not deductible, in 2015. This impairment charge was the primary factor that contributed to the Company being in a cumulative loss for financial reporting purposes. Management considered the cumulative loss for financial reporting purposes and concluded that it was more likely than not that the Company’s deferred tax assets would be realized (except as disclosed below with respect to certain deferred tax assets), and accordingly, no valuation allowance was required.

A valuation allowance is provided when it is more likely than not that some portion or all of the related deferred tax assets will not be realized. In 2015, we determined that it is more likely than not that the deferred tax asset in relation to certain state NOL carryforwards and temporary differences will not be realized. In recognition of this risk, we recorded a valuation allowance of $4.0 million on these deferred tax assets in 2015. Additionally, in 2015, we determined that it is more likely than not that the deferred tax asset in relation to certain UK temporary differences will not be realized. In recognition of this risk, we recorded a valuation allowance of $2.9 million on these deferred tax assets in 2015.

At December 31, 2015, the Company has recorded a valuation allowance of $11.6 million for specific state net operating loss carryforwards, state tax credit carryforwards and specific state tax temporary differences that are anticipated to produce no tax benefit. The Company has recorded a valuation allowance of $14.9 million for foreign tax credits in the United States that are anticipated to produce no tax benefit. These foreign tax credits will expire in 2024. The Company has recorded a valuation allowance of $14.5 million for foreign net operating losses and specific foreign temporary differences that are anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $0.9 million for capital loss carryforwards in Australia that are anticipated to produce no tax benefit.

The Company has tax-effected state net operating losses of $10.2 million, which will expire from 2016 to 2035. Additionally, the Company has tax-effected foreign net operating losses of $9.3 million, which will begin to expire in 2018.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Koppers Holdings Inc.     2015 Annual Report

As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.1 million and $6.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Balance at beginning of year	$7.2	$6.1	$7.7
Additions based on tax provisions related to the current year	1.4	0.6	0.4
Additions for tax provisions of prior years	0.0	0.1	0.4
Additions as a result of acquisitions	0.0	1.6	0.0
Reductions of tax provisions of prior years	(0.7)	(0.6)	(0.8)
Reductions as a result of payments and settlements	0.0	0.0	(1.1)
Reductions as a result of a lapse of the applicable statute of limitations	(0.2)	(0.6)	(0.5)
Balance at end of year	$7.7	$7.2	$6.1

The Company recognizes interest expense or interest income and any related penalties from uncertain tax positions in income tax expense. For the years ended December 31, 2015, 2014, and 2013, the Company recognized $(1.5) million, $1.5 million and $(0.1) million, respectively, in interest and penalties. As of December 31, 2015 and 2014, the Company had accrued approximately $1.2 million and $2.7 million for interest and penalties, respectively.

11. Inventories

Inventories as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
(Dollars in millions)
Raw materials	$169.8	$191.1
Work in process	15.5	2.6
Finished goods	97.4	103.6
	282.7	297.3
Less revaluation to LIFO	56.3	56.1
Net	$226.4	$241.2

12. Equity Investments

The Company holds one investment in an unconsolidated company as of December 31, 2015. During 2015, the Company sold the assets of KSA Limited Partnership for $2.5 million to a third party resulting in a gain of $0.3 million.  KSA Limited Partnership was a 50 percent-owned concrete crosstie operation. Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) is a 30 percent-owned tar distillation facility in the Hebei Province of China. The Company is engaged in negotiations regarding the sale of the Company’s 30 percent interest in TKK to TKK’s controlling shareholder. See additional information in Note 21 “related Party Transactions.” No dividends were paid for the three years ended December 31, 2015. Equity in (losses) earnings for the three years ended December 31, 2015 were as follows:

Equity (loss) income
(Dollars in millions)
2015	$(2.2)
2014	(1.6)
2013	0.8

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
(Dollars in millions)
Land	$17.6	$18.7
Buildings	61.8	45.3
Machinery and equipment	669.0	678.6
	$748.4	$742.6
Less accumulated depreciation	470.6	442.9
Net	$277.8	$299.7

Depreciation expense, including impairment charges, for the years ended December 31, 2015, 2014 and 2013 amounted to $58.4 million, $38.8 million and $38.3 million, respectively.

Impairments – Impairment charges for 2015, 2014 and 2013 were $14.7 million, $4.7 million and $11.9 million, respectively. In 2015, impairment charges primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the United Kingdom and the United States. The remaining 2015 impairment charges were related to the RUPS wood treating plant in Green Spring, West Virginia.

The 2014 impairment charges primarily related to the CMC plant in Tangshan, China ($2.8 million, net of non-controlling interest). These impairment charges were calculated using a probability-weighted discounted cash flow model.

The 2013 impairment charges primarily related to the CMC plan in Uithoorn, the Netherlands.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2015 and December 31, 2014 was as follows:

	Carbon Materials and Chemicals	Railroad and Utility Products and Services	Performance Chemicals	Total
(Dollars in millions)
Balance at December 31, 2013	$68.0	$4.7	$0.0	$72.7
Acquisitions	0.0	5.2	175.4	180.6
Currency translation	(2.5)	(0.6)	(3.0)	(6.1)
Balance at December 31, 2014	$65.5	$9.3	$172.4	$247.2
Acquisitions	4.1	0.0	0.0	4.1
Purchase price allocation adjustments	0.0	1.2	8.3	9.5
Impairment	(67.2)	0.0	0.0	(67.2)
Currency translation	(2.4)	(0.6)	(4.0)	(7.0)
Balance at December 31, 2015	$0.0	$9.9	$176.7	$186.6

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. The Company completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the fourth quarter of 2015.

In the first step of the analysis, the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on a weighting of income and market approaches. Since the carrying value of the CMC reporting unit exceeded the fair value, the Company performed the second step of the impairment analysis in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill.

The implied fair value of the respective reporting unit’s goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the CMC reporting unit. Therefore, in 2015, the Company recorded a goodwill impairment charge of $67.2 for the CMC reporting unit. During the fourth quarter

Koppers Holdings Inc.     2015 Annual Report

of 2015, the Company observed certain negative factors including a declining market capitalization, downsizing of the global aluminum markets and continued decline in spot and forward oil pricing. As noted elsewhere in this Form 10-K, the Company and its board of directors approved certain strategic changes for the CMC reporting unit during the fourth quarter of 2015 reflecting the current market environment. The aforementioned negative factors all severely impact the outlook and corresponding fair value for the Company’s CMC reporting unit and were the primary factors for the goodwill impairment charge recorded during the fourth quarter of 2015. As a result of the goodwill impairment charge, there is no goodwill remaining for the CMC reporting unit, and goodwill remaining on our consolidated balance sheet at December 31, 2015 is $186.6 million. The Company’s other reporting units did not require an impairment charge for the fiscal year 2015.

For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (DCF analysis). The Company made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s DCF analysis was based on its most recent operational budgets, long range strategic plans and other estimates. A one half of one percent perpetual growth rate was used to calculate the value of cash flows beyond the last projected period in the Company’s DCF analysis for the CMC reporting unit and reflects its best estimates for stable, perpetual growth of its reporting unit. Actual results may differ from those assumed in the Company’s forecasts. The Company used estimates of market participant weighted average cost of capital as a basis for determining the discount rate of 14 percent applied to the CMC reporting unit’s future expected cash flows, adjusted for risks and uncertainties inherent in the chemical industry and in its internally developed forecasts.

The market approach is based upon an analysis of valuation metrics for companies comparable to the reporting unit. The fair value for the CMC reporting unit was estimated using an appropriate valuation multiple, as well as estimated normalized earnings and an estimated control premium.

In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to the Company’s market capitalization was performed using a reasonable control premium.

Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of the Company’s reporting units. Accumulated impairment losses totaled $67.2 million and $0.0 million as of December 31, 2015 and 2014, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2015			2014
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	14.1	$153.0	$24.3	$128.7	$149.9	$14.5	$135.4
Technology	4 to 12	6.0	26.6	5.1	21.5	26.7	1.4	25.3
Trademarks	4 to 7	5.3	5.9	1.1	4.8	5.6	0.3	5.3
Supply contracts	10	4.2	2.3	1.4	0.9	2.6	1.2	1.4
Non-compete agreements	12	8.8	1.4	1.2	0.2	1.5	1.2	0.3
Favorable lease agreements	3	0.0	0.7	0.7	0.0	0.8	0.8	0.0
Total		12.7	$189.9	$33.8	$156.1	$187.1	$19.4	$167.7

Acquired intangible assets for the year ended December 31, 2015 totaled $7.9 million for customer relationships. In 2015, the gross carrying value of identifiable intangible assets decreased by $5.1 million due to foreign currency translation. Total amortization expense related to these identifiable intangible assets was $15.3 million, $8.4 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2016	14.5
2017	14.3
2018	14.3
2019	14.3
2020	14.1

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

In the U.S., all qualified defined benefit pension plans for salaried employees have been closed to new participants and a number of plans, including all plans for hourly employees, have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

Expense related to defined contribution plans totaled $6.0 million, $6.9 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net periodic pension costs for 2015, 2014 and 2013 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
(Dollars in millions)
Service cost	$2.0	$2.7	$3.4	$0.1	$0.1	$0.1
Interest cost	10.9	11.8	10.7	0.4	0.5	0.5
Expected return on plan assets	(12.0)	(13.9)	(12.5)	0.0	0.0	0.0
Amortization of prior service cost	(0.3)	(0.2)	0.1	(0.1)	(0.2)	(0.1)
Amortization of net loss	6.6	4.0	7.6	(0.3)	0.0	0.0
Settlements and curtailments	(0.8)	0.0	0.1	0.0	0.0	0.0
Net periodic benefit cost	$6.4	$4.4	$9.4	$0.1	$0.4	$0.5

Net periodic pension cost is expected to be recognized from the amortization of net loss and is estimated to total $2.4 million for all plans in 2016.

Koppers Holdings Inc.     2015 Annual Report

The change in the funded status of the pension and postretirement plans as of December 31, 2015 and December 31, 2014 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$275.7	$237.8	$9.8	$10.4
Service cost	2.0	2.7	0.1	0.1
Interest cost	10.9	11.8	0.4	0.5
Plan participants’ contributions	0.2	0.2	0.0	0.0
Actuarial losses (gains)	(14.9)	39.4	(0.3)	(1.1)
Currency translation	(3.4)	(4.4)	0.0	0.0
Benefits paid	(13.0)	(11.8)	(0.6)	(0.1)
Benefit obligation at end of year	257.5	275.7	9.4	9.8
Change in plan assets:
Fair value of plan assets at beginning of year	229.5	205.7	0.0	0.0
Actual return on plan assets	(4.6)	24.0	0.0	0.0
Employer contribution	3.4	15.1	0.6	0.1
Plan participants’ contributions	0.2	0.2	0.0	0.0
Currency translation	(3.1)	(3.7)	0.0	0.0
Benefits paid	(13.0)	(11.8)	(0.6)	(0.1)
Fair value of plan assets at end of year	212.4	229.5	0.0	0.0
Funded status of the plan	$(45.1)	$(46.2)	$(9.4)	$(9.8)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.8	$0.2	$0.0	$0.0
Current liabilities	0.9	0.9	0.8	0.7
Noncurrent liabilities	45.0	45.5	8.6	9.1
Pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$252.7	$237.0
Fair value of plan assets	206.9	200.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$251.2	$230.7
Fair value of plan assets	206.9	200.2

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2015 and 2014 was $255.8 million and $269.0 million, respectively.

Expected Contributions for the 2016 Fiscal Year

The expected contributions by the Company for 2016 are estimated to be $4.9 million for pension plans and $0.8 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2016	$12.8	$0.8
2017	13.4	0.8
2018	13.5	0.8
2019	13.8	0.8
2020	14.3	0.7
Next five years	78.7	3.0

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.52%	4.12%	4.73%	4.32%
Expected return on plan assets	5.16	6.31
Rate of compensation increase	3.82	4.00
Initial medical trend rate			6.50	6.95

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2015	2014
Debt securities	70%	71%
Equity securities	26	26
Other	4	3
	100%	100%

The Company’s investment strategy for its pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. Currently, the Company targets an allocation of 30 percent to 40 percent growth seeking assets and 60 percent to 70 percent income generating assets on an overall basis. The Company utilizes investment managers to assist in identifying and monitoring investments that meet these allocation criteria. With respect to the U.S defined benefit plan, the Company has implemented a strategy of reallocating pension assets from growth seeking assets to income generating assets as certain funded status levels are reached.

The investment valuation policy of the Company is to value investments at fair value. Most of the assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced

Koppers Holdings Inc.     2015 Annual Report

on a daily basis by independent pricing services. The fair value of real estate investments are either priced through a listing on an exchange or are subject to periodic appraisals.

The pension assets are all substantially held in pooled or commingled investment vehicles. The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$15.0	$10.2	$0.0	$25.2
International equity securities	12.1	18.6	0.0	30.7
U.S. debt securities	32.3	84.8	0.0	117.1
International debt securities	7.0	25.5	0.0	32.5
Real estate and other investments	0.0	1.4	0.0	1.4
Cash and cash equivalents	0.0	5.5	0.0	5.5
	$66.4	$146.0	$0.0	$212.4

	As of December 31, 2014
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$17.5	$10.5	$0.0	$28.0
International equity securities	12.7	20.0	0.0	32.7
U.S. debt securities	36.4	92.1	0.0	128.5
International debt securities	7.8	26.8	0.0	34.6
Real estate and other investments	0.0	1.9	0.0	1.9
Cash and cash equivalents	0.0	3.8	0.0	3.8
	$74.4	$155.1	$0.0	$229.5

Health Care Cost Trend Rates

The 2015 initial health care cost trend rate is assumed to be 6.5 percent and is assumed to decrease gradually to 4.5 percent in 2037 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.2	(0.1)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance and individual goals are met. The charge to operating expense for these plans was $9.2 million in 2015, $3.8 million in 2014 and $2.3 million in 2013.

16. Debt

Debt at December 31, 2015 and December 31, 2014 was as follows:

	Weighted Average Interest Rate	Maturity	December 31, 2015	December 31, 2014
(Dollars in millions)
Term Loan	3.97%	2019	$262.5	$292.5
Revolving Credit Facility	3.97%	2019	130.0	204.5
Construction and other loans	4.84%	2018	44.8	56.5
Senior Notes	7 7/8%	2019	297.5	297.0
Total debt			734.8	850.5
Less short term debt and current maturities of long-term debt			39.9	43.9
Long-term debt			$694.9	$806.6

Senior Secured Credit Facility

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

The Company entered into an amendment of the revolving credit facility on June 30, 2015 which excludes dividends paid by Koppers Holdings Inc. from the calculation of fixed charges under the fixed charge coverage ratio. Koppers Holdings last paid a dividend in January 2015. In the event that Koppers Holdings pays any dividends subsequent to December 31, 2015, all dividends paid by Koppers Holdings during any period of determination will be included in the calculation of fixed charges under the fixed charge coverage ratio.

As of December 31, 2015, the Company had $53.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2015, $45.5 million of commitments were utilized by outstanding letters of credit.

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

On December 21, 2015, we made a prepayment of approximately $6 million on the third party bank provided facility reducing the commitment on the loan to $24.7 million. Additionally, we restructured the facility to amend certain financial covenants related to net worth, interest coverage and leverage.

KJCC will repay the loans in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

Senior Notes

The Koppers Inc. 7 7 / 8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1 / 8 percent per annum. The Senior Notes are our senior obligations, are fully and unconditionally guaranteed by KH and certain of our wholly-owned domestic subsidiaries, and, as of August 15, 2014, are secured equally and ratably with the obligations under our Senior Secured Credit Facilities.

Koppers Holdings Inc.     2015 Annual Report

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year. On or after December 1, 2015, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 102.625 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value on December 1, 2017.

The indenture governing the Senior Notes includes customary covenants that restrict, among other things, the ability of Koppers Inc. and its restricted subsidiaries to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates. The Senior Notes include default provisions which would occur should Koppers Inc. or its restricted subsidiaries default on payment of debt or cause an acceleration of debt.

Debt Maturities and Deferred Financing Costs

At December 31, 2015 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2016	$39.9
2017	33.6
2018	37.5
2019	605.5
2020	20.8
Thereafter	0.0
Total maturities	737.3
Future accretion on Senior Notes	(2.5)
Total debt	$734.8

Unamortized deferred financing costs (net of accumulated amortization of $6.9 million and $3.9 million at December 31, 2015 and 2014, respectively) were $12.5 million and $14.5 million at December 31, 2015 and 2014, respectively, and are included in other assets.

17. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2016	$44.4
2017	40.7
2018	32.2
2019	15.4
2020	12.3
Thereafter	53.1
Total	$198.1

Operating lease expense for 2015, 2014 and 2013 was $46.4 million, $36.7 million and $39.4 million, respectively.

18. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 30 months and the Company has hedged certain volumes of copper through December 2018. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates certain of its commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The amount of hedge ineffectiveness charged to profit and loss is not material for any period presented.

As of December 31, 2015, the Company has outstanding copper swap contracts designated as cash flow hedges totaling 17.3 million pounds and the fair value of these swap contracts was $(9.9) million which is classified in accrued liabilities and $0.1 million which is classified in other current assets in the consolidated balance sheet. The amount of loss recognized in other comprehensive loss totaled $6.1 million, net of tax, at December 31, 2015 and the amount charged to expense related to ineffectiveness totaled $0.1 million for each of the years ended December 31, 2015 and 2014. In the next twelve months the Company estimates that $6.1 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

As of December 31, 2015, the Company had outstanding copper swap contracts not designated as cash flow hedges totaling 4.0 million pounds and the fair value of these swap contracts was $(0.7) million which is classified in accrued liabilities in the consolidated balance sheet. The amount of loss recognized in earnings from changes in the fair value of these copper swap contracts totaled $0.7 million for the year ended December 31, 2015.

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in other income in the condensed consolidated statement of income. As of December 31, 2015, the Company has outstanding foreign currency forward contracts with a fair value totaling $1.9 million, recognized as a liability in accrued liabilities in the consolidated balance sheet. The currency units outstanding at December 31, 2015 were British Pound of GBP 5.9 million, New Zealand Dollar of NZD 22.5 million and United States Dollar of USD 40.0 million.

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2015 are as follows:

	Year Ended December 31,
	2015	2014	2013
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	21,938	21,722	21,585
Issued for employee stock plans	78	216	137
Balance at end of year	22,016	21,938	21,722
Treasury Stock:
Balance at beginning of year	(1,443)	(1,390)	(951)
Shares repurchased	(16)	(53)	(439)
Balance at end of year	(1,459)	(1,443)	(1,390)

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 110 plaintiffs in 59 cases pending as of December 31, 2015 as compared to 112 plaintiffs in 60 cases pending as of December 31, 2014. As of December 31, 2015, there are a total of 58 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

Koppers Holdings Inc.     2015 Annual Report

The plaintiffs in all 59 pending cases seek to recover compensatory damages. Plaintiffs in 54 of those cases also seek to recover punitive damages. The plaintiffs in the 58 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., Exxon Mobil Corporation, SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Gainesville. Koppers Inc. operated a utility pole treatment plant in Gainesville from December 29, 1988 until its closure in 2009. The property upon which the utility pole treatment plant was located was sold by Koppers Inc. to Beazer East in 2010.

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. In a second amended complaint, plaintiffs define the putative class as consisting of all persons who are present record owners of residential real properties located in an area within a two-mile radius of the former Gainesville wood treating plant. Plaintiffs further allege that chemicals and contaminants from the Gainesville plant have contaminated real properties within the two mile geographical area, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The second amended complaint seeks damages for diminution in property values, cleaning of allegedly contaminated homes and punitive damages. The plaintiffs presently seek a class comprised of all current property owners of single family residential properties with a polygon-shaped area extending approximately two miles from the former plant area (which area encompasses approximately 7,000 owners).

Under the current scheduling order, class factual discovery closed in May 2015 and expert witness discovery was completed in August 2015. Discovery on the merits is stayed until further order of the court. Motions were subsequently filed by each side to strike or limit the testimony of the other side’s experts. Plaintiffs filed a motion for class certification on September 30, 2015 and the response of Koppers Inc. was filed on October 30, 2015. A hearing on plaintiffs’ motion for class certification and the parties’ motions relating to experts was held in January 2016 and a ruling is expected in three to six months.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“KPC”) is currently a defendant in a putative class action lawsuit filed in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that KPC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of the Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with KPC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with KPC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures.

The lawsuit was filed on July 16, 2014, and KPC has filed a motion to dismiss. On September 28, 2015, the district court denied, without prejudice, KPC’s motion to dismiss, finding that, although the plaintiffs have thus far failed to demonstrate their case for personal jurisdiction over KPC in the Virgin Islands, the plaintiffs were nevertheless allowed a limited period of time (through November 6, 2015) to conduct discovery on specific personal jurisdictional issues after which the court would consider a renewed motion to dismiss. At the conclusion of this discovery, KPC renewed its motion to dismiss on November 20, 2015. The motion is now fully briefed and the parties await a ruling by the court.

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

Koppers Holdings Inc.     2015 Annual Report

addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2015, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $10 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.9 million at December 31, 2015, the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. Osmose Holdings, Inc. has provided an indemnity of up to $5 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). As of December 31, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $5.2 million. The Company has also recorded a receivable under the Osmose Indemnity of $0.3 million related to these acquired sites.

Foreign Environmental Matters.

In connection with Koppers Inc.’s acquisition of the Osmose Entities, there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of December 31, 2015, the Company’s estimated environmental remediation liability for these acquired sites totals $8.0 million. The Company has also recorded a receivable under the Osmose Indemnity of $1.6 million related to these acquired sites.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.7 million as of December 31, 2015.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $7.0 million and $3.3 million are classified as current liabilities at December 31, 2015 and 2014, respectively:

	Period ended
	December 31, 2015	December 31, 2014
(Dollars in millions)
Balance at beginning of year	$7.8	$11.9
Expense	1.2	0.8
Reversal of reserves	(0.5)	(1.5)
Cash expenditures	(1.4)	(3.7)
Acquisition of Osmose Entities	13.7	0.7
Currency translation	(1.0)	(0.4)
Balance at end of period	$19.8	$7.8

21. Related Party Transactions

As of December 31, 2015, the Company has loaned $9.5 million to TKK, a 30-percent owned company in China. The loan was repayable in November 2015 with six equal monthly installments beginning June 2015. TKK defaulted on the first installment payment of $1.6 million due in June 2015 and each monthly payment thereafter. The Company is engaged in negotiations with TKK’s controlling shareholder regarding repayment of the loan in addition to the potential sale of the Company’s 30-percent interest in TKK. In addition to recognizing the company’s share of TKK’s equity losses for the year ended December 31, 2015, management has concluded that it is probable that the full principal amount of the loan remains collectible, and accordingly, no provision has been recorded.

22. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$397.8	$431.6	$433.8	$363.7	$1,626.9
Operating profit (loss) (a)	8.0	26.0	27.0	(90.6)	(29.6)
(Loss) income from continuing operations	(4.2)	7.9	9.2	(88.8)	(75.9)
Net (loss) income	(4.2)	7.9	9.1	(88.8)	(76.0)
Net (loss) income attributable to Koppers	(3.4)	9.0	10.1	(87.7)	(72.0)
Common stock data:
(Loss) earnings per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$(0.16)	$0.44	$0.49	$(4.27)	$(3.50)
Discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
(Loss) earnings per basic common share	$(0.16)	$0.44	$0.48	$(4.27)	$(3.51)
Diluted –
Continuing operations	$(0.16)	$0.44	$0.49	$(4.27)	$(3.50)
Discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
(Loss) earnings per diluted common share	$(0.16)	$0.44	$0.48	$(4.27)	$(3.51)
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Price range of common stock:
High	$26.44	$27.40	$24.86	$23.63	$27.40
Low	15.78	19.26	17.88	17.34	15.78

Koppers Holdings Inc.     2015 Annual Report

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$331.4	$356.8	$440.1	$426.7	$1,555.00
Operating profit	0.5	13.3	17.3	2.1	33.2
(Loss) income from continuing operations(c)	(0.1)	0.8	(4.3)	(36.4)	(40.0)
Net (loss) income	(0.1)	0.7	(4.2)	(35.8)	(39.4)
Net income (loss) attributable to Koppers	2.2	1.6	(2.7)	(33.5)	(32.4)
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$0.11	$0.08	$(0.14)	$(1.66)	$(1.61)
Discontinued operations	0.00	0.00	0.00	0.03	0.03
Earnings (loss) per basic common share	$0.11	$0.08	$(0.14)	$(1.63)	$(1.58)
Diluted –
Continuing operations	$0.11	$0.08	$(0.14)	$(1.66)	$(1.61)
Discontinued operations	0.00	0.00	0.00	0.03	0.03
Earnings (loss) per diluted common share	$0.11	$0.08	$(0.14)	$(1.63)	$(1.58)
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00
Price range of common stock:
High	$45.92	$45.51	$39.45	$39.88	$45.92
Low	35.51	35.53	33.02	22.52	22.52

(a)

In the fourth quarter of 2015, the Company recorded asset impairment, asset retirement and severance charges totaling $35.1 million primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the United Kingdom and the United States. In the fourth quarter of 2015, the Company also recorded goodwill impairment charges of $67.2 million related to our CMC business.

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

23. Subsidiary Guarantor Information for Koppers Inc. Senior Notes [Note not updated]

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

The Koppers Inc. revolving credit facility agreement provides for a revolving credit facility of up to $500.0 million and a term loan of up to $300.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility agreement contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2015, Koppers Inc.’s liabilities exceeded its assets by $18.3 million. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $6.5 million, $23.6 million and $38.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Koppers Holdings Inc.     2015 Annual Report

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$791.1	$335.6	$600.9	$(100.7)	$1,626.9
Cost of sales including depreciation and amortization	0.0	771.7	233.2	562.4	(99.4)	1,467.9
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Goodwill impairment	0.0	43.1	24.1	0.0	0.0	67.2
Selling, general and administrative	1.9	41.3	37.8	43.6	0.0	124.6
Operating (loss) profit	(1.9)	(61.8)	40.5	(5.1)	(1.3)	(29.6)
Other income (loss)	0.0	0.5	4.1	(2.4)	(2.0)	0.2
Equity income of subsidiaries	(70.8)	0.9	(27.9)	0.0	97.8	0.0
Interest (income) expense	0.0	45.8	0.0	6.9	(2.0)	50.7
Income taxes	(0.7)	(35.4)	15.8	16.4	(0.3)	(4.2)
Income from continuing operations	(72.0)	(70.8)	0.9	(30.8)	96.8	(75.9)
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(4.0)	0.0	(4.0)
Net income attributable to Koppers	$(72.0)	$(70.8)	$0.9	$(26.9)	$96.8	$(72.0)
Comprehensive income (loss) attributable to Koppers	$(91.5)	$(90.3)	$(18.1)	$(41.8)	$150.2	$(91.5)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$795.9	$143.0	$683.5	$(67.4)	$1,555.0
Cost of sales including depreciation and amortization	0.0	724.5	108.8	639.0	(66.7)	1,405.6
Selling, general and administrative	2.2	59.2	17.4	37.4	0.0	116.2
Operating (loss) profit	(2.2)	12.2	16.8	7.1	(0.7)	33.2
Other income (loss)	0.0	0.2	4.7	(0.6)	(4.3)	0.0
Equity income of subsidiaries	(31.0)	(15.9)	(6.4)	0.0	53.3	0.0
Interest expense	0.0	36.5	0.0	6.9	(4.3)	39.1
Income taxes	(0.8)	(9.0)	30.5	13.4	0.0	34.1
(Loss) income from continuing operations	(32.4)	(31.0)	(15.4)	(13.8)	52.6	(40.0)
Discontinued operations	0.0	0.0	(0.6)	1.2	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(7.0)	0.0	(7.0)
Net income attributable to Koppers	$(32.4)	$(31.0)	$(16.0)	$(5.6)	$52.6	$(32.4)
Comprehensive income (loss) attributable to Koppers	$(82.5)	$(81.1)	$(54.4)	$(35.1)	$170.6	$(82.5)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$843.7	$61.8	$622.2	$(49.4)	$1,478.3
Cost of sales including depreciation and amortization	0.0	745.4	43.5	566.9	(49.5)	1,306.3
Selling, general and administrative	1.9	41.5	0.7	27.6	0.0	71.7
Operating (loss) profit	(1.9)	56.8	17.6	27.7	0.1	100.3
Other income (loss)	0.0	1.3	4.2	2.1	(4.1)	3.5
Equity income of subsidiaries	41.7	17.5	11.4	0.0	(70.6)	0.0
Interest expense	0.0	26.7	0.0	4.2	(4.1)	26.8
Income taxes	(0.6)	7.3	16.4	13.7	0.0	36.8
Income from continuing operations	40.4	41.6	16.8	11.9	(70.5)	40.2
Discontinued operations	0.0	0.1	0.0	(0.2)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.3)	0.0	(0.3)
Net income attributable to Koppers	$40.4	$41.7	$16.8	$12.0	$(70.5)	$40.4
Comprehensive income (loss) attributable to Koppers	$52.3	$53.5	$8.4	$13.8	$(75.7)	$52.3

Koppers Holdings Inc.     2015 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8
Receivables, net	0.0	60.4	23.7	75.5	0.0	159.6
Affiliated receivables	0.0	14.3	15.2	4.4	(33.9)	0.0
Inventories, net	0.0	111.9	24.9	91.8	(2.2)	226.4
Deferred tax assets	0.0	0.0	0.0	0.0	0.0	0.0
Other current assets	0.0	3.7	1.9	30.9	0.0	36.5
Total current assets	0.0	190.4	66.4	223.6	(36.1)	444.3
Equity investments	(19.0)	703.2	165.7	0.0	(849.9)	0.0
Property, plant and equipment, net	0.0	117.5	41.2	119.1	0.0	277.8
Goodwill	0.0	0.8	153.1	32.7	0.0	186.6
Intangible assets, net	0.0	8.7	117.6	29.8	0.0	156.1
Deferred tax assets	0.0	29.8	0.8	5.7	0.3	36.6
Affiliated loan receivables	0.7	29.6	222.6	31.7	(284.6)	0.0
Other noncurrent assets	(0.2)	17.0	4.9	2.3	0.0	24.0
Total assets	$(18.5)	$1,097.0	$772.3	$444.9	$(1,170.3)	$1,125.4
LIABILITIES AND EQUITY
Accounts payable	$0.0	$73.8	$18.9	$48.1	$0.0	$140.8
Affiliated payables	0.0	16.6	10.9	15.3	(42.8)	0.0
Accrued liabilities	0.0	35.6	23.4	40.8	0.0	99.8
Short-term debt and current portion of long-term debt	0.0	30.2	0.0	9.7	0.0	39.9
Total current liabilities	0.0	156.2	53.2	113.9	(42.8)	280.5
Long-term debt	0.0	660.0	0.0	34.9	0.0	694.9
Affiliated debt	0.0	217.5	29.5	36.9	(283.9)	0.0
Other long-term liabilities	0.0	81.6	13.2	67.6	0.0	162.4
Total liabilities	0.0	1,115.3	95.9	253.3	(326.7)	1,137.8
Koppers shareholders’ equity	(18.5)	(18.3)	676.4	185.5	(843.6)	(18.5)
Noncontrolling interests	0.0	0.0	0.0	6.1	0.0	6.1
Total liabilities and equity	$(18.5)	$1,097.0	$772.3	$444.9	$(1,170.3)	$1,125.4

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1
Receivables, net	0.0	75.7	20.0	103.0	0.0	198.7
Affiliated receivables	0.8	4.5	9.3	1.3	(15.9)	0.0
Inventories, net	0.0	108.8	30.8	102.6	(1.0)	241.2
Deferred tax assets	0.0	8.0	1.0	1.5	0.0	10.5
Other current assets	0.0	3.0	2.2	34.6	0.0	39.8
Total current assets	0.8	200.0	64.2	293.2	(16.9)	541.3
Equity investments	74.5	767.2	213.5	3.6	(1,053.8)	5.0
Property, plant and equipment, net	0.0	121.2	43.1	135.4	0.0	299.7
Goodwill	0.0	39.8	149.9	57.5	0.0	247.2
Intangible assets, net	0.0	2.2	128.1	37.4	0.0	167.7
Deferred tax assets	0.0	(1.0)	1.1	7.7	0.0	7.8
Affiliated loan receivables	0.0	40.5	212.0	40.9	(293.4)	0.0
Other noncurrent assets	0.0	19.1	5.2	0.9	0.0	25.2
Total assets	$75.3	$1,189.0	$817.1	$576.6	$(1,364.1)	$1,293.9
LIABILITIES AND EQUITY
Accounts payable	$0.1	$60.9	$9.0	$50.6	$0.0	$120.6
Affiliated payables	0.0	13.2	2.7	13.5	(29.4)	0.0
Accrued liabilities	5.2	37.9	29.5	55.0	0.0	127.6
Short-term debt and current portion of long-term debt	0.0	30.0	0.0	13.9	0.0	43.9
Total current liabilities	5.3	142.0	41.2	133.0	(29.4)	292.1
Long-term debt	0.0	764.0	0.0	42.6	0.0	806.6
Affiliated debt	0.0	145.5	35.9	112.0	(293.4)	0.0
Other long-term liabilities	0.0	68.6	7.7	35.0	0.0	111.3
Total liabilities	5.3	1,120.1	84.8	322.6	(322.8)	1,210.0
Koppers shareholders’ equity	70.0	68.9	732.3	240.1	(1,041.3)	70.0
Noncontrolling interests	0.0	0.0	0.0	13.9	0.0	13.9
Total liabilities and equity	$75.3	$1,189.0	$817.1	$576.6	$(1,364.1)	$1,293.9

Koppers Holdings Inc.     2015 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$63.0	$55.9	$60.3	$(56.9)	$127.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(41.2)	(5.3)	(9.5)	0.0	(56.0)
Repayments (loans to) from affiliates	0.0	6.3	(5.1)	9.2	(10.4)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	12.3	2.1	0.5	00.0	14.9
Net cash (used in) provided by investing activities	0.0	(22.6)	(8.3)	0.2	(10.4)	(41.1)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(104.2)	0.1	(9.3)	0.0	(113.4)
Borrowings (repayments) of affiliated debt	0.0	71.0	(6.4)	(75.0)	10.4	00.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Other financing activities	0.0	0.0	0.0	0.0	0.0	0.0
Dividends paid	(5.1)	(6.2)	(40.8)	(13.5)	56.9	(8.7)
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash used in financing activities	(5.4)	(40.4)	(47.1)	(97.8)	67.3	(123.4)
Effect of exchange rates on cash	0.0	0.1	(0.7)	8.1	0.0	7.5
Net increase (decrease) in cash and cash equivalents	0.0	0.1	(0.2)	(29.2)	0.0	(29.3)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$21.8	$23.8	$33.8	$10.4	$(54.3)	$35.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(518.5)	(16.7)	(59.9)	14.8	(580.3)
(Loans to) repayments from affiliates	0.0	(32.2)	(38.9)	0.0	71.1	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.1	0.1	0.1	0.0	0.3
Net cash (used in) provided by investing activities	0.0	(550.6)	(55.5)	(59.8)	85.9	(580.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	497.0	0.0	50.5	0.0	547.5
Borrowings (repayments) of affiliated debt	0.0	35.8	27.6	7.7	(71.1)	0.0
Deferred financing costs	0.0	(11.1)	0.0	0.0	0.0	(11.1)
Other financing activities	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(20.5)	(23.6)	(6.1)	(24.5)	54.3	(20.4)
Stock (repurchased) issued	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)
Net cash (used in) provided by financing activities	(21.8)	498.1	21.5	49.9	(31.6)	516.1
Effect of exchange rates on cash	0.0	(1.2)	1.0	(2.5)	0.0	(2.7)
Net (decrease) increase in cash and cash equivalents	0.0	(29.9)	0.8	(2.0)	0.0	(31.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2
Cash and cash equivalents at end of period	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1

Koppers Holdings Inc.     2015 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$37.8	$278.7	$130.1	$47.6	$(376.6)	$117.6
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(23.3)	0.0	(51.9)	0.0	(75.2)
(Loans to) repayments from affiliates	0.0	(0.8)	193.2	(1.7)	(190.7)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	1.3	0.0	1.6	0.0	2.9
Net cash used in investing activities	0.0	(22.8)	193.2	(52.0)	(190.7)	(72.3)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	0.0	0.0	6.6	0.0	6.6
Borrowings of affiliated long- term debt	0.0	(191.5)	0.8	0.0	190.7	0.0
Deferred financing costs	0.0	(1.3)	0.0	0.0	0.0	(1.3)
Dividends paid	(20.5)	(38.5)	(324.0)	(14.7)	376.6	(21.1)
Stock issued and repurchased	(17.3)	0.0	0.0	0.0	0.0	(17.3)
Other financing receipts	0.0	0.5	0.0	2.3	0.0	2.8
Net cash provided by (used in) financing activities	(37.8)	(230.8)	(323.2)	(5.8)	567.3	(30.3)
Effect of exchange rates on cash	0.0	0.0	0.0	0.5	0.0	0.5
Net increase in cash and cash equivalents	0.0	25.1	0.1	(9.7)	0.0	15.5
Cash and cash equivalents at beginning of year	0.0	4.8	0.0	61.9	0.0	66.7
Cash and cash equivalents at end of period	$0.0	$29.9	$0.1	$52.2	$0.0	$82.2

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

See Management Report on page 42 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 44 for Ernst & Young LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Koppers Holdings Inc.     2015 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

Koppers Holdings Inc.     2015 Annual Report

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

3.1

Amended and Restated Articles of Incorporation of the Company, as amended on May 7, 2015 (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015) (Commission File No. 001-32737).

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

10.1

Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994).

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994).
10.9*

Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K for the year ended December 31, 2002 filed on March 5, 2003) (Commission File No. 001-12716).

10.13*

Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8   1 / 2 % Senior Notes due 2004).

Exhibit No.	Exhibit
10.15*

Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8  1 / 2 % Senior Notes due 2004).

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

10.45

Joint Venture Contract in relation to the establishment of Tangshan Koppers Kailuan Carbon Chemical Co., LTD, among Kailuan Clean Coal Company Limited, Koppers Mauritius, and Tangshan Iron & Steel Co., Ltd. (incorporated by reference to exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 22, 2007) (Commission File No. 001-32737).

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

Koppers Holdings Inc.     2015 Annual Report

Exhibit No.	Exhibit
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

10.96

First Amendment to Credit Agreement and Consent and Waiver, dated as of December 17, 2014 by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to exhibit 10.96 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737).

10.97* ***	Koppers Annual Incentive Plan, as amended February 17, 2016.
10.98*

Restricted Stock Unit Issuance Agreement – Time Vesting (incorporated by reference to exhibit 10.98 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737).

10.99*

Restricted Stock Unit Issuance Agreement – Performance Vesting (incorporated by reference to exhibit 10.99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737).

10.100*

Notice of Grant of Stock Option (incorporated by reference to exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737).

10.101*

Executive Income Summary for Paul Goydan (incorporated by reference to exhibit 10.101 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737)..

10.102*

2015 Restricted Stock Unit Issuance Agreement – Time Vesting for Walter W. Turner (incorporated by reference to exhibit 10.102 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015) (Commission File No. 001-32737).

Exhibit No.	Exhibit
10.103

Second Amendment to Credit Agreement, dated as of June 30, 2015 by and among Koppers Inc., the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to exhibit 10.103 to the Company’s Quarterly Report on Form 10-Q for the

filed on August 6, 2015) (Commission File No. 001-32737).

10.104* ***	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting.
10.105* ***	Restricted Stock Unit Issuance Agreement – Time Vesting for Stephen C. Reeder.
10.106* ***	Restricted Stock Unit Issuance Agreement – Performance Vesting for Stephen C. Reeder.
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management Contract or Compensatory Plan.

*** Filed herewith.

Koppers Holdings Inc.     2015 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014 and 2013

				Net
	Balance at		Increase	(Write-		Balance
	Beginning	Business	(Decrease)	Offs)	Currency	at End
	of Year	Acquisition	to Expense	Recoveries	Translation	of Year
(Dollars in millions)
2015
Allowance for doubtful accounts	$5.6	$0.0	$1.3	$0.0	$(0.4)	$6.5
Inventory obsolescence reserves	$3.4	$0.0	$(1.0)	$0.0	$(0.1)	$2.3
Deferred tax valuation allowance	$32.4	$0.0	$10.1	$0.0	$(0.6)	$41.9
2014
Allowance for doubtful accounts	$3.6	$2.6	$(0.2)	$0.0	$(0.4)	$5.6
Inventory obsolescence reserves	$1.7	$0.8	$1.0	$0.0	$(0.1)	$3.4
Deferred tax valuation allowance	$19.7	$1.5	$11.4	$0.0	$(0.2)	$32.4
2013
Allowance for doubtful accounts	$3.7	$0.0	$(0.2)	$0.0	$0.1	$3.6
Inventory obsolescence reserves	$1.1	$0.0	$0.7	$0.0	$(0.1)	$1.7
Deferred tax valuation allowance	$17.4	$0.0	$2.6	$(0.2)	$(0.1)	$19.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Koppers Holdings Inc .

BY:	/s/ Michael J. Zugay
Michael J. Zugay
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity		Date

/s/ Leroy M. Ball, Jr. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		February 29, 2016

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer (Principal Financial and Principal Accounting Officer)		February 29, 2016

David M. Hillenbrand	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng	Director	By	/s/ Leroy M. Ball, Jr.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Stephen R. Tritch	Director		February 29, 2016
Walter W. Turner	Director
T. Michael Young	Director