Form 10-Q
period 2016-03-31
Koppers Holdings Inc.
filed 2016-05-06
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2016 amounted to 20,622,272 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Net sales	$346.8	$397.8
Cost of sales (excluding items below)	288.5	343.5
Depreciation and amortization	15.1	14.4
Gain on sale of business	0.0	(3.2)
Impairment and restructuring charges	5.1	3.3
Selling, general and administrative expenses	30.3	31.8
Operating profit	7.8	8.0
Other income	1.6	0.2
Interest expense	12.3	13.0
Loss before income taxes	(2.9)	(4.8)
Income tax benefit	(0.5)	(0.6)
Loss from continuing operations	(2.4)	(4.2)
Income from discontinued operations, net of tax expense of $0.2 and $0.0	0.6	0.0
Net loss	(1.8)	(4.2)
Net loss attributable to noncontrolling interests	(0.5)	(0.8)
Net loss attributable to Koppers	$(1.3)	$(3.4)
(Loss) earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	0.03	0.00
Loss per basic common share	$(0.06)	$(0.16)
Diluted -
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	0.03	0.00
Loss per diluted common share	$(0.06)	$(0.16)
Comprehensive income (loss)	$7.2	$(14.3)
Comprehensive loss attributable to noncontrolling interests	(0.5)	(0.8)
Comprehensive income (loss) attributable to Koppers	$7.7	$(13.5)
Weighted average shares outstanding (in thousands):
Basic	20,582	20,512
Diluted	20,582	20,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2016	December 31, 2015
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$15.6	$21.8
Accounts receivable, net of allowance of $6.9 and $6.5	168.6	155.0
Income tax receivable	7.9	4.6
Inventories, net	236.1	226.4
Loan to related party	9.5	9.5
Other current assets	27.0	27.0
Total current assets	464.7	444.3
Property, plant and equipment, net	278.8	277.8
Goodwill	187.6	186.6
Intangible assets, net	153.5	156.1
Deferred tax assets	35.0	36.6
Other assets	10.1	11.5
Total assets	$1,129.7	$1,112.9
Liabilities
Accounts payable	$149.2	$140.8
Accrued liabilities	99.6	99.8
Current maturities of long-term debt	42.4	39.9
Total current liabilities	291.2	280.5
Long-term debt	683.7	682.4
Accrued postretirement benefits	53.0	53.6
Deferred tax liabilities	6.0	5.7
Other long-term liabilities	100.1	103.1
Total liabilities	1,134.0	1,125.3
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,097,448 and 22,015,994 shares issued	0.2	0.2
Additional paid-in capital	169.0	167.8
Accumulated deficit	(55.3)	(54.0)
Accumulated other comprehensive loss	(70.8)	(79.8)
Treasury stock, at cost, 1,475,176 and 1,459,164 shares	(53.0)	(52.7)
Total Koppers shareholders’ deficit	(9.9)	(18.5)
Noncontrolling interests	5.6	6.1
Total deficit	(4.3)	(12.4)
Total liabilities and deficit	$1,129.7	$1,112.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net loss	$(1.8)	$(4.2)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	15.1	14.4
Impairment charges	0.0	3.3
Gain on sale of business	0.0	(3.2)
Deferred income taxes	0.1	(1.6)
Equity loss, net of dividends received	0.5	0.5
Change in other liabilities	(2.7)	0.7
Non-cash interest expense	0.9	0.9
Stock-based compensation	1.1	0.7
Deferred revenue	(0.1)	0.0
Other	2.1	1.8
Changes in working capital:
Accounts receivable	(10.3)	3.1
Inventories	(5.2)	4.8
Accounts payable	7.0	24.2
Accrued liabilities	(5.6)	(21.7)
Other working capital	1.4	(4.0)
Net cash provided by operating activities	2.5	19.7
Cash (used in) provided by investing activities:
Capital expenditures	(8.6)	(7.0)
Acquisitions, net of cash acquired	0.0	(15.3)
Net cash proceeds from divestitures and asset sales	0.3	12.3
Net cash used in investing activities	(8.3)	(10.0)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	113.2	148.1
Repayments of revolving credit	(103.1)	(176.5)
Repayments of long-term debt	(7.5)	(6.6)
Repurchases of Common Stock	(0.3)	(0.3)
Payment of deferred financing costs	0.0	(0.1)
Dividends paid	0.0	(6.8)
Net cash provided by (used in) financing activities	2.3	(42.2)
Effect of exchange rate changes on cash	(2.7)	7.2
Net decrease in cash and cash equivalents	(6.2)	(25.3)
Cash and cash equivalents at beginning of period	21.8	51.1
Cash and cash equivalents at end of period	$15.6	$25.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2015 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2015.

2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with the effective date of ASU 2014-09 on January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The standard is effective January 1, 2019 and early adoption is permitted. The guidance requires a modified retrospective adoption. The Company is still evaluating the effects that ASU 2016-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company adopted this guidance as of January 1, 2016, which resulted in $11.7 million and $12.5 million of debt issuance costs being reclassified from other assets to long-term debt as of March 31, 2016 and December 31, 2015, respectively.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. The Company adopted this guidance as of January 1, 2016, which did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. This guidance will be effective January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s financial statements.

3. Plant Closures and Divestitures

In March 2016, the Company discontinued production at its 60-percent owned Carbon Materials and Chemicals plant located in Tangshan, China. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located adjacent to a third party-owned metallurgical coke facility, which closed. Our facility relied on this coke facility for a significant portion of raw material supply, utilities and other shared services. In 2015, the Company recorded a severance charge of $0.9 million. For the three months ended March 31, 2016, the Company has recorded inventory write-down charges of $0.7 million in connection with the facility.

In February 2016, the Company announced plans to cease coal tar distillation operations at both of its United Kingdom facilities. Accordingly, the Company recorded environmental charges, asset retirement obligation and fixed asset impairment charges totaling $13.9 million during the year ended December 31, 2015. For the three months ended March 31, 2016, the Company recorded severance charges of $1.7 million. As of March 31, 2016, the remaining net book value of fixed assets subject to impairment was $1.3 million. In April 2016, the Company executed a definitive agreement for the sale of substantially all of its tar distillation properties and assets in the United Kingdom. The Company expects the sale to close during the second quarter of 2016, subject to certain closing conditions.

In January 2016, the Company announced its decision to discontinue coal tar distillation activities at its Carbon Materials and Chemicals plant located in Clairton, Pennsylvania. Accordingly, the Company recorded severance, inventory write-down, asset retirement obligation and fixed asset impairment charges totaling $18.8 million during the year ended December 31, 2015. For the three months ended March 31, 2016, the Company recorded additional asset retirement obligation charges of $0.3 million. As of March 31, 2016, the remaining net book value of fixed assets subject to impairment was $3.4 million. The cessation of coal tar distillation activities is expected to be completed by July 2016.

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services plant located in Green Spring, West Virginia. Accordingly, the Company recorded a severance, asset retirement obligation and fixed asset impairment charge of $5.7 million during the year ended December 31, 2015. For the three months ended March 31, 2016, the Company has recorded additional asset retirement obligation charges of $1.3 million in connection with the facility. As of March 31, 2016, the facility is closed.

In January 2015, Koppers Inc. sold its North American utility pole business for cash of $12.3 million and a promissory note of $1.3 million. The Company recognized a gain of $3.2 million on this transaction. The promissory note is repayable in three remaining equal annual installments. This gain is reported in “Gain on sale of business” on the Consolidated Statement of Operations. The proceeds of the sale are reported within “Net cash proceeds from divestitures and asset sales” on the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2016, the Company has recorded asset retirement obligation charges of $0.7 million in connection with the sale.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	2.2	0.6	24.2	1.3	28.3
Cost charged against assets	0.0	0.0	0.0	(1.3)	(1.3)
Reversal of accrued charges	0.0	0.0	(0.3)	0.0	(0.3)
Cash paid	(0.2)	0.0	(4.8)	(0.1)	(5.1)
Currency translation	0.0	(0.4)	(0.3)	0.0	(0.7)
Reserve at December 31, 2015	$2.0	$4.3	$22.7	$0.0	$29.0
Accrual	2.0	0.0	2.4	0.7	5.1
Cost charged against assets	0.0	0.0	0.0	(0.7)	(0.7)
Cash paid	(0.1)	0.0	(2.0)	0.0	(2.1)
Currency translation	0.0	0.2	0.1	0.0	0.3
Reserve at March 31, 2016	$3.9	$4.5	$23.2	$0.0	$31.6

4. Related Party Transactions

As of March 31, 2016, the Company has loaned $9.5 million to Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”), a 30-percent owned company in China. The loan was repayable in six equal installments beginning in June 2015. TKK defaulted on the first installment payment of $1.6 million due in June 2015 and each monthly payment thereafter. The Company is engaged in negotiations with TKK’s controlling shareholder regarding repayment of the loan in addition to the potential sale of the Company’s 30-percent interest in TKK. The Company recognized an equity loss from TKK of $0.5 million for the three months ended March 31, 2016 and 2015. As of March 31, 2016, management has concluded that it is probable that the full principal amount of the loan remains collectible, and accordingly, no provision has been recorded.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$15.6	$15.6	$21.8	$21.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$729.1	$726.1	$724.6	$722.3
(a)	Excludes equity method investments.

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

6. Comprehensive Income (Loss) and Equity (Deficit)

Total comprehensive income (loss) for the three months ended March 31, 2016 and 2015 is summarized in the table below:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Net loss	$(1.8)	$(4.2)
Other comprehensive income (loss):
Change in currency translation adjustment	6.2	(10.8)
Change in deferred losses on cash flow hedges, net of tax (expense) benefit of $(1.6) and $0.1	2.5	(0.3)
Change in unrecognized pension net loss, net of tax benefit of $0.1 and $0.4	0.3	1.0
Total comprehensive income (loss)	7.2	(14.3)
Less: comprehensive loss attributable to noncontrolling interests	(0.5)	(0.8)
Comprehensive income (loss) attributable to Koppers	$7.7	$(13.5)

Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for changes in unrecognized pension net loss and unrecognized prior service cost. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include income related to derivative financial instruments of $1.5 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

The following tables present the change in equity (deficit) for the three months ended March 31, 2016 and 2015, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2015	$(18.5)	$6.1	$(12.4)
Net loss	(1.3)	(0.5)	(1.8)
Employee stock plans	1.1	0.0	1.1
Other comprehensive income	9.0	0.0	9.0
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at March 31, 2016	$(9.9)	$5.6	$(4.3)

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$70.0	$13.9	$83.9
Net loss	(3.4)	(0.8)	(4.2)
Employee stock plans	0.6	0.0	0.6
Other comprehensive loss	(10.1)	0.0	(10.1)
Dividends	0.0	(3.5)	(3.5)
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at March 31, 2015	$56.8	$9.6	$66.4

7. Earnings (Loss) per Common Share

The computation of basic earnings (loss) per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings (loss) per common share includes the effect of non-vested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted earnings (loss) per common share.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net loss attributable to Koppers	$(1.3)	$(3.4)
Less: Income from discontinued operations	0.6	0.0
Loss from continuing operations attributable to Koppers	$(1.9)	$(3.4)
Weighted average common shares outstanding:
Basic	20,582	20,512
Effect of dilutive securities	0	0
Diluted	20,582	20,512
Loss per common share – continuing operations:
Basic loss per common share	$(0.09)	$(0.16)
Diluted loss per common share	(0.09)	(0.16)
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	891	530

8. Stock-based Compensation

The amended and restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants to employees prior to 2015, restricted stock units vest on the third anniversary of the grant date, assuming continued employment by the participant. For the March 2015 and 2016 grants to employees, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to members of management in connection with employee compensation.

Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units and performance stock units with a performance condition is the market price of the underlying common stock on the date of grant.

Performance stock units granted prior to 2016 vest based upon a performance condition. These performance stock units generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is achieved). For awards granted prior to 2016, the applicable performance objective is based upon a multi-year cumulative value creation calculation that considers the Company’s financial performance commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent or 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Performance stock units granted in 2016 vest based upon a market condition. These performance stock units have a three-year performance objective and a three-year period for vesting (if applicable performance objective is achieved). The applicable performance objective is based on the Company’s total shareholder return (“TSR”) relative to the Standard & Poors SmallCap 600 Materials Index, which consisted of 36 companies as of December 31, 2015. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The Company has the discretion to settle the award in cash rather than shares, although the Company currently expects that all awards will be settled by the issuance of shares.

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of the awards on the date of grant using the Monte Carlo valuation model and the assumptions listed below:

March 2016 Grant
Grant date price per share of performance award	$18.11
Expected dividend yield per share	0.00%
Expected volatility	40.86%
Risk-free interest rate	0.96%
Look-back period in years	2.84
Grant date fair value per share of performance award	$23.70

Dividends declared, if any, on the Company’s common stock during the period prior to vesting of the stock units are credited at equivalent value as additional stock units and become payable as additional common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any non-vested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result. There are special vesting provisions for the stock units related to a change in control.

The following table shows a summary of the performance stock units as of March 31, 2016:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2014 – 2016	0	92,477	138,716
2015 – 2017	0	216,358	432,716
2016 – 2018	0	264,981	529,962

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2016:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2015	213,208	397,399	610,607	$27.29
Granted	142,518	264,981	407,499	$21.74
Credited from dividends	950	1,712	2,662	$25.47
Vested	(70,626)	0	(70,626)	$29.68
Forfeited	(2,280)	(87,537)	(89,817)	$41.28
Non-vested at March 31, 2016	283,770	576,555	860,325	$23.00

Stock Options

Prior to 2015, stock options to most executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. For the 2015 and 2016 grants, the stock options vest in four equal annual installments. The stock options have a term of 10 years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2016 Grant	March 2015 Grant	February 2014 Grant
Grant date price per share of stock option award	$18.11	$17.57	$37.93
Expected dividend yield per share	0.00%	3.40%	2.75%
Expected life in years	5.96	5.75	6.50
Expected volatility	40.86%	42.27%	52.14%
Risk-free interest rate	1.45%	1.73%	1.98%
Grant date fair value per share of option award	$7.41	$5.20	$15.26

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The Company suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future. The expected life in years for the March 2016 and 2015 grants is based on historical exercise data of options previously granted by the Company. The expected life in years for grants prior to 2015 are based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 14d.2 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company at the time of those grants. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	774,249	$28.46
Granted	211,193	$18.11
Outstanding at March 31, 2016	985,442	$26.24	7.22	$1.1
Exercisable at March 31, 2016	467,031	$33.02	3.67	$0.6

Stock Compensation Expense

Total stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.1	$0.7
Less related income tax benefit	0.4	0.3
	$0.7	$0.4

As of March 31, 2016, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $13.7 million and the weighted-average period over which this cost is expected to be recognized is approximately 35 months.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges. Utility products include the treating of transmission and distribution poles and pilings.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$151.4	$158.1
Carbon Materials and Chemicals	107.4	158.2
Performance Chemicals	88.0	81.5
Total	$346.8	$397.8
Intersegment revenues:
Carbon Materials and Chemicals	$20.9	$20.5
Performance Chemicals	2.0	2.1
Total	$22.9	$22.6
Depreciation and amortization expense:
Railroad and Utility Products and Services(a)	$3.2	$3.5
Carbon Materials and Chemicals	7.1	6.2
Performance Chemicals	4.8	4.7
Total	$15.1	$14.4
Operating profit (loss):
Railroad and Utility Products and Services(b)	$13.5	$15.4
Carbon Materials and Chemicals	(17.6)	(10.9)
Performance Chemicals	12.6	6.4
Corporate(c)	(0.7)	(2.9)
Total	$7.8	$8.0

(a)	Excludes impairment charges of $2.5 million for the three months ended March 31, 2015 for a wood treating facility in the United States.
(b)	Includes gain on sale of the Company’s North American utility pole business of $3.2 million and impairment charges of $2.5 million for the three months ended March 31, 2015.
(c)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$266.4	$254.1
Carbon Materials and Chemicals	357.4	368.4
Performance Chemicals	454.4	441.3
All other	51.5	49.1
Total	$1,129.7	$1,112.9
Goodwill:
Railroad and Utility Products and Services	$10.2	$9.9
Performance Chemicals	177.4	176.7
Total	$187.6	$186.6

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is based on an estimated annual effective income tax rate, which requires management to make estimates of annual pretax income by domestic and foreign jurisdictions and other forecasted items that impact taxable income. Items that are not related to annual pretax ordinary income are recognized entirely in the interim period as a discrete item. In addition, the results of certain entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to be utilized are also excluded from the estimated annual effective income tax rate.

Income taxes as a percentage of pretax loss were 17.2% and 12.5% for the three months ended March 31, 2016 and 2015, respectively, principally due to continuing and cumulative losses in our Chinese subsidiaries that are not expected to generate a future benefit. These losses are excluded from the determination of the annual effective income tax rate, as discussed above. Discrete items included in income taxes for the three months ended March 31, 2016 and 2015 were not material.

The estimated annual effective income tax rate, excluding the items discussed above, was 35.4 percent and 30.3 percent for the three months ended on March 31, 2016 and 2015, respectively.

This estimated annual effective income tax rate differs from the U.S. federal statutory rate due to:

	March 31, 2016	March 31, 2015
Federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	0.7
Foreign earnings taxed at different rates	(3.3)	(7.0)
Change in tax contingency reserves	1.2	1.0
Nondeductible expenses	0.9	1.1
Tax credits	(0.4)	(0.5)
Estimated annual effective income tax rate	35.4%	30.3%

During the year, management regularly updates the estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

As of March 31, 2016 and December 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.3 million and $4.1 million, respectively. Unrecognized tax benefits totaled $7.8 million and $7.7 million as of March 31, 2016 and December 31, 2015, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2016 and December 31, 2015 the Company had accrued approximately $1.4 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Net inventories as of March 31, 2016 and December 31, 2015 are summarized in the table below:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Raw materials	$169.5	$169.8
Work in process	13.9	15.5
Finished goods	107.5	97.4
	$290.9	$282.7
Less revaluation to LIFO	54.8	56.3
Net	$236.1	$226.4

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2016 and December 31, 2015 are summarized in the table below:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Land	$17.7	$17.6
Buildings	62.6	62.8
Machinery and equipment	714.9	705.6
	$795.2	$786.0
Less accumulated depreciation	516.4	508.2
Net	$278.8	$277.8

Impairments – There were no impairment charges for the three months ended March 31, 2016. Impairment charges were $2.5 million for the three months ended March 31, 2015. The 2015 charges were related to the Railroad and Utility Products and Services wood treating plant in Green Spring, West Virginia and were calculated using a probability-weighted discounted cash flow model.

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

In the U.S., all qualified defined benefit pension plans for salaried and hourly employees have been closed to new participants and have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Service cost	$0.5	$0.5
Interest cost	2.8	2.8
Expected return on plan assets	(2.7)	(3.0)
Amortization of prior service cost	0.0	(0.1)
Amortization of net loss	0.6	1.6
Net periodic benefit cost	$1.2	$1.8
Defined contribution plan expense(a)	$2.1	$0.0
(a)	The three months ended March 31, 2015 includes reversal of 2014 discretionary 401k match accrual of $2.2 million.

14. Debt

Debt at March 31, 2016 and December 31, 2015 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2016	December 31, 2015
(Dollars in millions)
Term Loan	4.10%	2019	$255.0	$262.5
Revolving Credit Facility	4.10%	2019	137.7	130.0
Construction and other loans	4.82%	2018	47.4	44.8
Senior Notes	7 7/8%	2019	297.7	297.5
Total debt			737.8	734.8
Less short term debt and current maturities of long-term debt			42.4	39.9
Less unamortized debt issuance costs			11.7	12.5
Long-term debt			$683.7	$682.4

Revolving Credit Facility

On August 15, 2014, Koppers Inc. entered into a $500.0 million senior secured revolving credit facility and a $300.0 million senior secured term loan (the “Senior Secured Credit Facilities”). Both borrowings mature on August 15, 2019. The interest rates on the new borrowings are variable and are based on LIBOR. The initial interest rate on the borrowings at August 15, 2014 was 3.25 percent. The senior secured term loan has quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

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

The Company entered into an amendment of the revolving credit facility dated April 8, 2016 which reduced the $500.0 million senior secured revolving credit facility to $300.0 million. The amendment also increased the leverage ratio ceiling to 5.25 through September 30, 2016. The Company would have been in compliance with all covenants at March 31, 2016 regardless of this amendment.

As of March 31, 2016, the Company had $119.1 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2016, $42.5 million of commitments were utilized by outstanding letters of credit.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Asset retirement obligation at beginning of year	$46.5	$30.5
Acquisition	0.0	0.7
Accretion expense	2.2	3.7
Revision in estimated cash flows	0.9	24.4
Cash expenditures	(2.4)	(12.1)
Currency translation	(0.2)	(0.7)
Balance at end of period	$47.0	$46.5

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

	March 31, 2016	December 31, 2015
(Dollars in millions)
Balance at beginning of year	$30.1	$2.5
Advance payment	0.0	30.0
Revenue earned	(0.2)	(1.0)
Currency translation	0.1	(1.4)
Balance at end of period	$30.0	$30.1

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $29.0 million as of March 31, 2016 and $29.1 million as of December 31, 2015.

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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates certain commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into cost of sales in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized immediately in cost of sales.

For those commodity swaps which are not designated as cash flow hedges, the fair value of the commodity swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings.

As of March 31, 2016 and December 31, 2015, the Company has outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
(Amounts in millions)
Cash flow hedges	32.8	17.3	$(6.9)	$(9.8)
Not designated as hedges	3.8	4.0	(0.5)	(0.7)
Total	36.6	21.3	$(7.4)	$(10.5)

As of March 31, 2016 and December 31, 2015, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Other current assets	$1.0	$0.1
Accrued liabilities	(8.4)	(10.6)
Net liability on balance sheet	$(7.4)	$(10.5)
Accumulated other comprehensive loss, net of tax	$3.6	$6.1

In the next twelve months the Company estimates that $4.4 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

See Note 6 – Comprehensive Income (Loss) and Equity (Deficit), for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income to net income for the periods specified below. For the three months ended March 31, 2016 and March 31, 2015, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Loss from ineffectiveness of cash flow hedges	$1.2	$0.0
(Gain) loss from contracts not designated as hedges	(0.2)	0.0
Net	$1.0	$0.0

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the condensed consolidated statement of income. As of March 31, 2016, the Company has outstanding foreign currency forward contracts with a net fair value totaling $(2.6) million, consisting of a gross derivative liability of $4.0 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.4 million (recognized in other current assets in the balance sheet). As of December 31, 2015, the Company has outstanding currency forward contracts with a net fair value totaling $(1.9) million, recognized as a liability in accrued liabilities in the balance sheet.

As of March 31, 2016 and December 31, 2015, the net currency units outstanding were:

	March 31, 2016	December 31, 2015
(Dollars in millions)
British Pounds	GBP 9.6	GBP 5.9
New Zealand Dollars	NZD 20.5	NZD 22.5
United States Dollars	USD 48.1	USD 36.0
Canadian Dollars	CAD 8.7	CAD 4.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 110 plaintiffs in 59 cases pending as of March 31, 2016 and December 31, 2015. As of March 31, 2016, there are a total of 58 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 59 pending cases seek to recover compensatory damages. Plaintiffs in 54 of those cases also seek to recover punitive damages. The plaintiffs in the 58 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“PC”) is currently a defendant in a putative class action lawsuit filed in July 2014 in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that PC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of the Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with PC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with PC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures.

On September 28, 2015, the district court denied, without prejudice, PC’s motion to dismiss, finding that, although the plaintiffs have thus far failed to demonstrate their case for personal jurisdiction over PC in the Virgin Islands, the plaintiffs were nevertheless allowed a limited period of time (through November 6, 2015) to conduct discovery on specific personal jurisdictional issues after which the court would consider a renewed motion to dismiss. At the conclusion of this discovery, PC renewed its motion to dismiss on November 20, 2015. The motion is now fully briefed and the parties await a ruling by the court.

The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this case cannot be reasonably determined. Although PC is vigorously defending this case, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. paid Beazer East a total of $7.0 million and agreed to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which may continue to be asserted after July 2019.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2015, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $10 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. currently maintains a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA cost.

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

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.9 million at March 31, 2016 the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. Osmose Holdings, Inc. has provided an indemnity of up to $5 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). As of March 31, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $5.1 million. The Company has also recorded a receivable under the Osmose Indemnity of $0.3 million related to these acquired sites.

Foreign Environmental Matters. In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of March 31, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $7.3 million. The Company has also recorded a receivable under the Osmose Indemnity of $1.6 million related to these acquired sites.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.9 million as of March 31, 2016.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $8.9 million and $7.0 million are classified as current liabilities at March 31, 2016 and December 31, 2015, respectively:

	Period ended
	March 31, 2016	December 31, 2015
(Dollars in millions)
Balance at beginning of year	$19.8	$7.8
Expense	0.1	1.2
Reversal of reserves	0.0	(0.5)
Cash expenditures	(0.9)	(1.4)
Acquisition	0.0	13.7
Currency translation	0.1	(1.0)
Balance at end of period	$19.1	$19.8

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

The Koppers Inc. revolving credit facility agreement, as amended and amortized, provides for a revolving credit facility of up to $300.0 million and a term loan of $255.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of March 31, 2016, Koppers Inc.’s liabilities exceeded its assets by $9.5 million. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $0.4 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$167.9	$80.0	$120.4	$(21.5)	$346.8
Cost of sales including depreciation and amortization	0.0	168.0	58.3	105.2	(22.8)	308.7
Selling, general and administrative	0.5	10.0	10.0	9.8	0.0	30.3
Operating profit (loss)	(0.5)	(10.1)	11.7	5.4	1.3	7.8
Other income (loss)	0.0	0.1	2.0	0.0	(0.5)	1.6
Equity income (loss) of subsidiaries	(0.8)	17.2	2.1	0.0	(18.5)	0.0
Interest expense	0.0	11.4	0.0	1.4	(0.5)	12.3
Income taxes	0.0	(3.4)	0.1	2.8	0.0	(0.5)
Income (loss) from continuing operations	(1.3)	(0.8)	15.7	1.2	(17.2)	(2.4)
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(0.5)	0.0	(0.5)
Net income (loss) attributable to Koppers	$(1.3)	$(0.8)	$15.7	$2.3	$(17.2)	$(1.3)
Comprehensive income (loss) attributable to Koppers	$7.7	$8.2	$24.5	$8.6	$(41.3)	$7.7

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$187.8	$74.7	$156.0	$(20.7)	$397.8
Cost of sales including depreciation and amortization	0.0	184.6	60.0	136.0	(19.4)	361.2
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Selling, general and administrative	0.5	11.8	9.0	10.5	0.0	31.8
Operating profit (loss)	(0.5)	(5.4)	5.7	9.5	(1.3)	8.0
Other income (loss)	0.0	0.2	1.0	(0.5)	(0.5)	0.2
Equity income (loss) of subsidiaries	(3.0)	9.6	4.2	0.0	(10.8)	0.0
Interest expense	0.1	11.6	0.1	1.7	(0.5)	13.0
Income taxes	(0.2)	(4.2)	0.1	3.7	0.0	(0.6)
Income (loss) from continuing operations	(3.4)	(3.0)	10.7	3.6	(12.1)	(4.2)
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Net income (loss) attributable to Koppers	$(3.4)	$(3.0)	$10.7	$4.4	$(12.1)	$(3.4)
Comprehensive income (loss) attributable to Koppers	$(13.5)	$(13.1)	$(0.3)	$(4.4)	$17.8	$(13.5)

Condensed Consolidating Balance Sheet

March 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.2	$15.3	$0.0	$15.6
Receivables, net	0.0	64.5	32.9	79.1	0.0	176.5
Affiliated receivables	0.2	8.8	1.8	7.8	(18.6)	0.0
Inventories, net	0.0	108.1	25.4	103.5	(0.9)	236.1
Other current assets	0.0	3.6	2.5	30.4	0.0	36.5
Total current assets	0.2	185.1	62.8	236.1	(19.5)	464.7
Equity investments	(10.0)	710.1	173.7	(0.1)	(873.7)	0.0
Property, plant and equipment, net	0.0	119.5	39.5	119.8	0.0	278.8
Goodwill	0.0	0.8	153.1	33.7	0.0	187.6
Intangible assets, net	0.0	8.4	114.9	30.2	0.0	153.5
Deferred tax assets	0.0	29.7	(0.8)	5.8	0.3	35.0
Affiliated loan receivables	0.0	37.0	221.0	32.0	(290.0)	0.0
Other assets	0.0	3.7	5.1	1.3	0.0	10.1
Total assets	$(9.8)	$1,094.3	$769.3	$458.8	$(1,182.9)	$1,129.7
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$0.1	$72.2	$31.5	$45.4	$0.0	$149.2
Affiliated payables	0.0	8.8	(0.8)	18.5	(26.5)	0.0
Accrued liabilities	0.0	38.5	20.7	40.4	0.0	99.6
Current maturities of long-term debt	0.0	30.2	0.0	12.2	0.0	42.4
Total current liabilities	0.1	149.7	51.4	116.5	(26.5)	291.2
Long-term debt	0.0	648.7	0.0	35.0	0.0	683.7
Affiliated debt	0.0	223.9	25.0	41.1	(290.0)	0.0
Other long-term liabilities	0.0	81.5	11.1	66.5	0.0	159.1
Total liabilities	0.1	1,103.8	87.5	259.1	(316.5)	1,134.0
Koppers shareholders’ equity (deficit)	(9.9)	(9.5)	681.8	194.1	(866.4)	(9.9)
Noncontrolling interests	0.0	0.0	0.0	5.6	0.0	5.6
Total liabilities and equity (deficit)	$(9.8)	$1,094.3	$769.3	$458.8	$(1,182.9)	$1,129.7

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8
Receivables, net	0.0	60.4	23.7	75.5	0.0	159.6
Affiliated receivables	0.0	14.3	15.2	4.4	(33.9)	0.0
Inventories, net	0.0	111.9	24.9	91.8	(2.2)	226.4
Other current assets	0.0	3.7	1.9	30.9	0.0	36.5
Total current assets	0.0	190.4	66.4	223.6	(36.1)	444.3
Equity investments	(19.0)	703.2	165.7	0.0	(849.9)	0.0
Property, plant and equipment, net	0.0	117.5	41.2	119.1	0.0	277.8
Goodwill	0.0	0.8	153.1	32.7	0.0	186.6
Intangible assets, net	0.0	8.7	117.6	29.8	0.0	156.1
Deferred tax assets	0.0	29.8	0.8	5.7	0.3	36.6
Affiliated loan receivables	0.7	29.6	222.6	31.7	(284.6)	0.0
Other assets	(0.2)	4.5	4.9	2.3	0.0	11.5
Total assets	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$0.0	$73.8	$18.9	$48.1	$0.0	$140.8
Affiliated payables	0.0	16.6	10.9	15.3	(42.8)	0.0
Accrued liabilities	0.0	35.6	23.4	40.8	0.0	99.8
Current maturities of long-term debt	0.0	30.2	0.0	9.7	0.0	39.9
Total current liabilities	0.0	156.2	53.2	113.9	(42.8)	280.5
Long-term debt	0.0	647.5	0.0	34.9	0.0	682.4
Affiliated debt	0.0	217.5	29.5	36.9	(283.9)	0.0
Other long-term liabilities	0.0	81.6	13.2	67.6	0.0	162.4
Total liabilities	0.0	1,102.8	95.9	253.3	(326.7)	1,125.3
Koppers shareholders’ equity (deficit)	(18.5)	(18.3)	676.4	185.5	(843.6)	(18.5)
Noncontrolling interests	0.0	0.0	0.0	6.1	0.0	6.1
Total liabilities and equity (deficit)	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$0.3	$7.9	$21.6	$(7.8)	$(19.5)	$2.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(6.9)	(0.2)	(1.5)	0.0	(8.6)
Repayments (loans to) from affiliates	0.0	(7.2)	1.6	(0.3)	5.9	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.0	0.1	0.2	0.0	0.3
Net cash provided by (used in) investing activities	0.0	(14.1)	1.5	(1.6)	5.9	(8.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	0.1	0.0	2.5	0.0	2.6
Borrowings (repayments) of affiliated debt	0.0	6.5	(4.5)	3.9	(5.9)	0.0
Dividends paid	0.0	(0.4)	(19.1)	0.0	19.5	0.0
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash provided by (used in) financing activities	(0.3)	6.2	(23.6)	6.4	13.6	2.3
Effect of exchange rates on cash	0.0	0.0	0.0	(2.7)	0.0	(2.7)
Net increase (decrease) in cash and cash equivalents	0.0	0.0	(0.5)	(5.7)	0.0	(6.2)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.1	$0.2	$15.3	$0.0	$15.6

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$15.6	$5.8	$(1.7)	$(5.4)	$19.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(18.8)	(2.0)	(1.5)	0.0	(22.3)
Repayments (loans to) from affiliates	0.0	0.4	(3.6)	(0.5)	3.7	0.0
Net cash proceeds from divestitures and asset sales	0.0	12.1	0.0	0.2	0.0	12.3
Net cash provided by (used in) investing activities	0.0	(6.3)	(5.6)	(1.8)	3.7	(10.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(35.6)	0.0	0.6	0.0	(35.0)
Borrowings (repayments) of affiliated debt	0.0	31.7	(0.4)	(27.6)	(3.7)	0.0
Other financing activities	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Dividends paid	(5.1)	(5.4)	0.0	(1.7)	5.4	(6.8)
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash provided by (used in) financing activities	(5.4)	(9.4)	(0.4)	(28.7)	1.7	(42.2)
Effect of exchange rates on cash	0.0	0.1	0.0	7.1	0.0	7.2
Net increase (decrease) in cash and cash equivalents	0.0	0.0	(0.2)	(25.1)	0.0	(25.3)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.0	$0.7	$25.1	$0.0	$25.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures, joint ventures or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability and costs of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production, and scrap copper prices; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, demand for crossties has historically been relatively stable. Supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. Supply of untreated crossties were reduced below normal levels during 2013 and 2014 due to increased demand for hardwood lumber in alternative markets such as construction and crane mats for the oil and gas industry. Supply increased in 2015 due to a combination of the softening of demand for crane mats, and increased pricing for crossties that motivated sawmills to direct a higher level of production to the railroad industry. Despite the recent stronger supply, inventory levels in certain regions of the U.S. are still depleted and in need of replenishing, which at current rates, are not expected to be achieved until mid-2017.

Untreated crossties go through a six to nine month air seasoning process before they are ready to be pressure treated.  During 2015, rail freight began to decline due to lower shipments of coal, oil and gas, and related products. As a result of their lower declining revenue base, many of the major companies in the rail industry have reduced both operating and capital spending which is likely to have a negative short-term impact on sales of various products and services that we provide to that industry. The long-term prognosis for the railroad industry and the products and services that we provide to it is still favorable as the railroads continue to build their revenue base of shipments of non-energy related products as they manage with the cyclical downturn in oil and gas while looking to replace what is likely a secular shift in coal production.

Carbon Materials and Chemicals

The primary products produced by CMC are carbon pitch, which is sold primarily to the aluminum industry to be used in the production of carbon anodes, and creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the last several years.

Some of our products, particularly carbon black feedstock and phthalic anhydride, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. Conversely, the recent significant decline in oil prices has resulted in lower selling prices and profitability for carbon black feedstock, phthalic anhydride and naphthalene, which are products produced and sold by our CMC segment. However, a significant portion of our coal tar in certain regions is also affected by the price of oil, which has resulted in lower raw material and finished product costs that will partially offset the negative impact from lower product prices.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced production of steel produced using metallurgical coke, the volumes of coal tar, a by-product of metallurgical coke production, have also been reduced. Our ability to obtain coal tar and the price we are able to negotiate has a significant impact on the level of profitability of our business. Significant increases in raw material costs can result in margin dilution if the increased cost of the raw material is not able to be passed on to the customer. Additionally, in certain regions such as China that have competing markets for coal tar, or in regions where the available supply of our products exceeds demand, we may not be able to recover raw material cost increases in the selling prices for our end products.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America with the largest application for our products being the residential remodeling market. Product demand for our PC business has historically been influenced by existing home sales which is a leading indicator of consumer spending on remodeling projects. The year-over-year annual rate of seasonally adjusted existing home sales in the U.S. has consistently increased since the beginning of 2014, and is well above recent lows experienced in the 2008 through 2010 time frame. As a result, remodeling activity in the U.S. has consistently increased over that same time frame as measured by the Leading Indicator of Remodeling Activity (“LIRA”). More recent data of existing home sales indicates that the rate of annualized growth is moderating which will likely result in a slower growth rate of remodeling activity in the future. Nevertheless, LIRA year-over-year growth projections for 2016 are 8.6 percent compared to 4.4 percent in 2015.

In March 2016, the American Wood Protection Association (“AWPA”) announced approval of revisions to certain use standards regarding which applications should use wood that is treated to above-ground usage standards and which applications should use wood treated to ground-contact usage standards. Wood treated to a ground-contact usage standard requires a higher level of preservative retention as compared to the above-ground usage standard. This revision was approved in order to address historical consumer product misuse that could lead to product failure.

The new standards become official when the new AWPA Book of Standards is published which is expected to occur in the second quarter of 2016. While the adoption of this standard by the wood treating industry will certainly lead to higher preservative consumption since more products will fall under the classification of the higher preservative retention ground-contact standard, the impact on Koppers sales, operating profit, and cash flow is still uncertain as we assist our customers during the adoption of the new requirements.

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to smooth out the variability in copper pricing through entering into hedge transactions for copper that range from 6 months up to 30 months. Those hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time we enter into hedge transactions based upon long-term forecasted needs of copper. Those hedges are typically marked to market on a quarterly basis.

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

As a result we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce our global number of coal tar distillation and related facilities from the 11 that existed at the end of 2013 to four in total. The closure of the first facility occurred in April 2014 as we ceased distillation in Uithoorn, the Netherlands. During 2015, we ceased coal tar distillation activities at our Follansbee, West Virginia facility. Finally, during 2016, we expect to complete the permanent closure of four additional tar distillation facilities located in Clairton, Pennsylvania; Scunthorpe, U.K.; Port Clarence, U.K. and Tangshan, China. The U.K. and China facilities had suspended production activities in December 2015 and February 2016, respectively, and we plan to ramp down production at the Clairton facility over the next three months as we transition production to other Koppers-owned facilities in both the U.S. and Europe.

The reduction in operating capacity at these locations resulted in impairments or other costs of $36.5 million in the year ended December 31, 2015 and a total of $29.5 million for the two years ended December 31, 2014. As a result of these initiatives, we expect additional charges to earnings of between $15 million to $30 million through 2020, of which approximately $2 million to $9 million are estimated to be non-cash. The overall expected future cash requirements for the CMC plant closures listed above are estimated to be between $45 million to $55 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our businesses.

With respect to our Port Clarence and Scunthorpe operations, we have executed a definitive agreement for the sale of our tar distillation properties and assets in the United Kingdom to Industrial Chemicals Group Limited (ICGL). The terms of the agreement provide for the transfer of essentially all assets at the two sites to ICGL in exchange for ICGL assuming all historical environmental-related liabilities at both sites. In addition, Koppers is expected to make a cash contribution towards the environmental-related liabilities that will be ratably paid to ICGL over the next three years.  Closing of the sale is expected to occur during the second quarter of 2016 and is subject to certain closing conditions, including the transfer of environmental permits to ICGL. As part of the transaction, in order to enable us to continue to meet our customer obligations, ICGL has agreed to provide terminal services to us for the storage and shipping of coal tar, as well as production services to our subsidiary, Koppers Specialty Chemicals.

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

Results of Operations – Comparison of Three Months Ended March 31, 2016 and 2015

Consolidated Results

Net sales for the three months ended March 31, 2016 and 2015 are summarized by segment in the following table:

	Three Months Ended March 31,
	2016	2015	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$151.4	$158.1	-4%
Carbon Materials and Chemicals	107.4	158.2	-32%
Performance Chemicals	88.0	81.5	8%
	$346.8	$397.8	-13%

RUPS net sales decreased by $6.7 million or four percent compared to the prior year period. The sales decrease was due primarily to lower sales of utility and rail joint products. The lower sales of utility products was due to decreasing demand in the Australian utility pole market, reduced toll-treating of utility poles in the U.S., and foreign exchange translation. The reduction in rail joint sales is due to reduced spending in the rail industry due to reduced profitability driven by lower freight car loadings and reduced traffic.

CMC net sales decreased by $50.8 million or 32 percent compared to the prior year period due mainly to lower sales volumes for carbon pitch and carbon black feedstock combined with lower sales prices for carbon pitch, carbon black feedstock and naphthalene which have been impacted by lower oil prices.

Lower carbon materials sales volumes decreased sales by three percent compared to the first quarter of 2015 as carbon pitch sales volumes were lower in the United States and China.

Sales of distillates, specifically creosote and carbon black feedstock, decreased sales by one percent compared to the first quarter of 2015 driven by lower sales volumes for carbon black feedstock from Chinese and European operations combined with lower sales prices for carbon black feedstock due to lower oil prices.

Sales volumes of coal tar chemicals declined by one percent due primarily to sales volumes of naphthalene declined by 16 percent combined with a decline in sales prices by 33 percent compared to the prior year period. Lower sales prices for naphthalene were driven by lower oil prices. The sales volumes and prices decline for naphthalene was offset by increased sales volumes of phthalic anhydride by 30 percent compared to the prior year period.

PC net sales increased by $6.5 million or eight percent compared to the prior year period. The sales increase was due primarily to higher domestic sales volumes for copper based and non-copper based wood preservatives driven primarily by favorable changes to product specifications by the AWPA and favorable market trends in residential remodeling and existing home sales.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended March 31, 2016 compared to 86 percent in the prior year quarter due mainly to higher gross margins for PC driven by increased sales volumes and improved cost performance, which more than offset lower gross margin from CMC.

Depreciation and amortization for the quarter ended March 31, 2016 was $0.7 million higher when compared to the prior year period due mainly to accelerated depreciation and asset retirement obligation amortization related to the 2016 closure of CMC plants located in the United Kingdom and the United States.

Selling, general and administrative expenses for the quarter ended March 31, 2016 were $1.5 million lower when compared to the prior year period due mainly to consulting costs incurred in 2015 related to operations improvement projects.

Other income for the quarter ended March 31, 2016 was $1.6 million compared to $0.2 million in the prior year period as licensing royalties received by PC offset equity method losses for CMC related to our TKK facility in China.

Interest expense for the quarter ended March 31, 2016 was $0.8 million lower than the prior year period as a result of steadily declining debt levels since the August 2014 financing of the acquisition of Osmose, Inc. and Osmose Railroad Services, Inc.

Income taxes for the quarter ended March 31, 2016 were a benefit of $0.5 million, a decrease of $0.1 million when compared to the benefit in the prior year period. The income tax benefit was 17.2 percent and 12.5 percent of our pre-tax loss for the quarters ended March 31, 2016 and 2015, respectively, principally due to the pre-tax losses of our Chinese subsidiaries that are not expected to generate any future income tax benefit. Excluding these pre-tax losses, our effective income tax rate increased to 35.4 percent from 30.3 percent when compared to the prior year period.  This increase was primarily due to the geographical mix of pre-tax earnings along with additional state income taxes.

Segment Results

Segment operating profit for the three months ended March 31, 2016 and 2015 is summarized by segment in the following table:

	Three Months Ended March 31,
	2016	2015	% Change
(Dollars in millions)
Operating (loss) profit:
Railroad and Utility Products and Services	$13.5	$15.4	-12%
Carbon Materials and Chemicals	(17.6)	(10.9)	61%
Performance Chemicals	12.6	6.4	97%
Corporate	(0.7)	(2.9)	-76%
	$7.8	$8.0	-3%
Operating (loss) profit as a percentage of net sales:
Railroad and Utility Products and Services	8.9%	9.7%	-0.8%
Carbon Materials and Chemicals	(16.4)%	(6.9)%	-9.5%
Performance Chemicals	14.3%	7.9%	6.4%
	2.2%	2.0%	0.2%

RUPS operating profit decreased by $1.9 million or 12 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 8.9 percent from 9.7 percent in the prior year quarter. Operating profit for the three months ended March 31, 2016 was negatively affected by lower sales of utility and rail joint products. The lower sales of utility products was due to decreasing demand in the Australian utility pole market, reduced toll-treating of utility poles in the U.S., and foreign exchange translation. The reduction in rail joint sales is due to reduced spending in the rail industry due to reduced profitability driven by lower freight car loadings and reduced traffic.

CMC operating loss increased by $6.7 million or 61 percent over the prior year period. Operating loss for the three months ended March 31, 2016 was negatively affected by lower sales volumes and prices for carbon pitch, carbon black feedstock and naphthalene, and costs to restructure operations which were partially offset by lower raw material costs.

PC operating profit increased by $6.2 million or 97 percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 14.3 percent from 7.9 percent in the prior year quarter. Operating profit for the three months ended March 31, 2016 was positively impacted due primarily to higher domestic sales volumes for copper based and non-copper based wood preservatives driven primarily by favorable market trends in residential remodeling and existing home sales as well as lower raw material costs.

Corporate operating loss decreased by $2.2 million or 76 percent compared to the prior year period. Operating loss for the three months ended March 31, 2015 was negatively affected by foreign currency losses associated with the Company’s legal entity restructuring.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2016 was $2.5 million compared to net cash provided by operating activities of $19.7 million in the prior year period. The decrease in net cash provided by operating activities was due mainly to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable and an increase in inventory.

Net cash used in investing activities amounted to $8.3 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $10.0 million in the prior year quarter as the prior year quarter reflected the acquisition of the KMG creosote business which was partially offset by $12.3 million of cash proceeds from the sale of the North American utility pole business in the first quarter of 2015.

Net cash provided by (used in) financing activities was $2.3 million for the quarter ended March 31, 2016 compared to $(42.2) million of cash used in financing activities in the prior year period. The cash used in financing activities in the first quarter of 2015 reflected debt repayments of $35.0 million and dividends paid of $6.8 million.

Dividends paid were $6.8 million for the quarter ended March 31, 2015. There were no dividends paid or declared in the first quarter of 2016. Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2016 the basket totaled $118.2 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.” Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a senior secured revolving credit facility of up to $300.0 million and a senior secured term loan of $255.0 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of March 31, 2016, we had $119.1 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2016, $42.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2016 (dollars in millions):

Cash and cash equivalents(1)	$15.6
Amount available under revolving credit facility	119.1
Amount available under other credit facilities	3.0
Total estimated liquidity	$137.7
(1)	Cash includes approximately $15 million held by foreign subsidiaries, which if repatriated to the United States, would not incur a material cash tax cost.

Our estimated liquidity was $76.5 million at December 31, 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2016, excluding acquisitions, are expected to total approximately $45 million.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2016 was 1.54.

▪	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at March 31, 2016 was 4.53.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests in the future.

The Company entered into an amendment of the revolving credit facility dated April 8, 2016 which reduced the $500.0 million senior secured revolving credit facility to $300.0 million. The amendment also increased the leverage ratio ceiling. The Company would have been in compliance with all covenants at March 31, 2016 regardless of this amendment.

At March 31, 2016, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no other change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the quarter ended March 31, 2016 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.107*	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 6, 2016	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)