Form 10-Q
period 2016-06-30
Koppers Holdings Inc.
filed 2016-08-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2016 amounted to 20,652,388 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$385.1	$431.6	$731.9	$829.4
Cost of sales (excluding items below)	303.8	354.7	592.3	697.3
Depreciation and amortization	13.1	17.7	28.2	32.7
Gain on sale of business	0.0	0.0	0.0	(3.2)
Impairment and restructuring charges	6.0	2.1	11.1	5.7
Selling, general and administrative expenses	30.2	31.1	60.5	62.9
Operating profit	32.0	26.0	39.8	34.0
Other income	0.4	0.2	2.0	0.4
Interest expense	14.3	12.9	26.6	25.9
Income before income taxes	18.1	13.3	15.2	8.5
Income tax provision	6.8	5.4	6.3	4.8
Income from continuing operations	11.3	7.9	8.9	3.7
Income from discontinued operations, net of tax expense of $0.0, $0.0, $0.4 and $0.0	0.0	0.0	0.6	0.0
Net income	11.3	7.9	9.5	3.7
Net loss attributable to noncontrolling interests	(0.8)	(1.1)	(1.3)	(1.9)
Net income attributable to Koppers	$12.1	$9.0	$10.8	$5.6
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.58	$0.44	$0.49	$0.28
Discontinued operations	0.00	0.00	0.03	0.00
Earnings per basic common share	$0.58	$0.44	$0.52	$0.28
Diluted -
Continuing operations	$0.57	$0.44	$0.49	$0.27
Discontinued operations	0.00	0.00	0.03	0.00
Earnings per diluted common share	$0.57	$0.44	$0.52	$0.27
Comprehensive income (loss)	$9.9	$11.1	$17.3	$(3.1)
Comprehensive loss attributable to noncontrolling interests	(1.0)	(1.1)	(1.5)	(1.9)
Comprehensive income (loss) attributable to Koppers	$10.9	$12.2	$18.8	$(1.2)
Weighted average shares outstanding (in thousands):
Basic	20,640	20,545	20,611	20,529
Diluted	20,944	20,640	20,798	20,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2016	December 31, 2015
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$16.4	$21.8
Accounts receivable, net of allowance of $7.6 and $6.5	174.7	155.0
Income tax receivable	5.4	4.6
Inventories, net	223.3	226.4
Loan to related party	9.5	9.5
Other current assets	32.0	27.0
Total current assets	461.3	444.3
Property, plant and equipment, net	279.2	277.8
Goodwill	187.5	186.6
Intangible assets, net	149.9	156.1
Deferred tax assets	33.4	36.6
Other assets	9.5	11.5
Total assets	$1,120.8	$1,112.9
Liabilities
Accounts payable	$146.0	$140.8
Accrued liabilities	102.2	99.8
Current maturities of long-term debt	40.1	39.9
Total current liabilities	288.3	280.5
Long-term debt	670.6	682.4
Accrued postretirement benefits	52.0	53.6
Deferred tax liabilities	6.0	5.7
Other long-term liabilities	95.9	103.1
Total liabilities	1,112.8	1,125.3
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,127,559 and 22,015,994 shares issued	0.2	0.2
Additional paid-in capital	171.2	167.8
Accumulated deficit	(43.2)	(54.0)
Accumulated other comprehensive loss	(71.8)	(79.8)
Treasury stock, at cost, 1,475,170 and 1,459,164 shares	(53.0)	(52.7)
Total Koppers shareholders’ equity (deficit)	3.4	(18.5)
Noncontrolling interests	4.6	6.1
Total equity (deficit)	8.0	(12.4)
Total liabilities and equity (deficit)	$1,120.8	$1,112.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$9.5	$3.7
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	28.2	32.7
Impairment charges	0.0	5.7
Gain on sale of business	0.0	(3.2)
Deferred income taxes	0.3	(0.6)
Equity loss, net of dividends received	0.7	1.1
Change in other liabilities	(5.2)	0.1
Non-cash interest expense	3.9	1.8
Stock-based compensation	3.4	2.0
Deferred revenue	(1.1)	29.0
Other	3.9	(2.5)
Changes in working capital:
Accounts receivable	(19.5)	(10.5)
Inventories	6.0	4.5
Accounts payable	4.8	44.2
Accrued liabilities	3.3	(27.4)
Other working capital	(3.9)	(2.5)
Net cash provided by operating activities	34.3	78.1
Cash (used in) provided by investing activities:
Capital expenditures	(21.3)	(17.3)
Acquisitions, net of cash acquired	0.0	(15.3)
Net cash proceeds from divestitures and asset sales	0.6	12.5
Net cash used in investing activities	(20.7)	(20.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	290.3	299.6
Repayments of revolving credit	(288.2)	(342.8)
Borrowings of long-term debt	0.0	1.6
Repayments of long-term debt	(15.0)	(15.0)
Issuances of Common Stock	0.1	0.0
Repurchases of Common Stock	(0.3)	(0.3)
Payment of deferred financing costs	(1.4)	(1.0)
Dividends paid	0.0	(8.7)
Net cash used in financing activities	(14.5)	(66.6)
Effect of exchange rate changes on cash	(4.5)	8.7
Net (decrease) increase in cash and cash equivalents	(5.4)	0.1
Cash and cash equivalents at beginning of period	21.8	51.1
Cash and cash equivalents at end of period	$16.4	$51.2

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The standard is effective January 1, 2019 and early adoption is permitted. The guidance requires a modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company adopted this guidance as of January 1, 2016, which resulted in $10.2 million and $12.5 million of debt issuance costs being reclassified from other assets to long-term debt as of June 30, 2016 and December 31, 2015, respectively.

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

3. Plant Closures and Divestitures

In March 2016, the Company discontinued production at its 60-percent owned Carbon Materials and Chemicals (“CMC”) plant located in Tangshan, China. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located adjacent to a metallurgical coke facility owned by KCCC’s minority partner, which also closed. The KCCC plant relied on the coke facility for a significant portion of raw material supply, utilities and other shared services. In 2015, the Company recorded a severance charge of $0.9 million. For the six months ended June 30, 2016, the Company has recorded inventory write-down charges of $0.7 million in connection with the facility.

In February 2016, the Company announced plans, which were approved by management and the board in December 2015, to cease coal tar distillation operations at both of its United Kingdom CMC facilities. Accordingly, the Company recorded environmental charges, an asset retirement obligation and fixed asset impairment charges totaling $13.9 million during the year ended December 31, 2015. For the three and six months ended June 30, 2016, the Company recorded severance charges of $0.1 and $1.8 million.  In July 2016, the Company sold substantially all of its CMC tar distillation properties and assets in the United Kingdom. In exchange, the Company transferred cash to the buyer and the buyer assumed historical environmental and asset retirement obligations.

In January 2016, the Company announced its decision to discontinue coal tar distillation activities, which were approved by management and the board in December 2015, at its CMC plant located in Clairton, Pennsylvania. Accordingly, the Company recorded severance, inventory write-down, asset retirement obligation and fixed asset impairment charges totaling $18.8 million during the year ended December 31, 2015. For the three and six months ended June 30, 2016, the Company recorded additional asset retirement obligation charges of $0.7 and $1.0 million. As of June 30, 2016, the remaining net book value of fixed assets subject to impairment was $3.4 million and consist primarily of storage and logistical assets which will continue to be used for the forseeable future. Coal tar distillation activities at Clairton were substantially discontinued at the end of July 2016.

In March 2015, the Company announced its decision to discontinue production at its Railroad and Utility Products and Services (“RUPS”) plant located in Green Spring, West Virginia. Accordingly, the Company recorded severance, asset retirement obligation and fixed asset impairment charges of $5.7 million during the year ended December 31, 2015. For the three and six months ended June 30, 2016, the Company has recorded additional asset retirement obligation charges of $0.6 and $1.9 million in connection with the facility. As of June 30, 2016, the facility is closed.

In January 2015, Koppers Inc. sold its RUPS North American utility pole business for cash of $12.3 million and a promissory note of $1.3 million. The Company recognized a gain of $3.2 million on this transaction in 2015. The promissory note is repayable in three remaining equal annual installments. This gain is reported in “Gain on sale of business” on the Consolidated Statement of Operations. The proceeds of the sale are reported within “Net cash proceeds from divestitures and asset sales” on the Condensed Consolidated Statement of Cash Flows. For the three and six months ended June 30, 2016, the Company has recorded asset retirement obligation charges of $0.8 and $1.5 million in connection with assets that were associated with this business line.

In January 2014, the Company announced its decision to discontinue coal tar distillation activities at its CMC facility located in Uithoorn, the Netherlands. In the second quarter of 2016, the Company recorded a $3.7 million net present value accrual related to future real estate lease obligations, net of estimated sublease revenue, at the closed site. The Company determined that it met the cease-use criteria required for the accrual of these costs upon the completion of site demolition in April 2016.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	2.2	0.6	24.2	1.3	28.3
Cost charged against assets	0.0	0.0	0.0	(1.3)	(1.3)
Reversal of accrued charges	0.0	0.0	(0.3)	0.0	(0.3)
Cash paid	(0.2)	0.0	(4.8)	(0.1)	(5.1)
Currency translation	0.0	(0.4)	(0.3)	0.0	(0.7)
Reserve at December 31, 2015	$2.0	$4.3	$22.7	$0.0	$29.0
Accrual	2.1	0.0	4.6	4.4	11.1
Cost charged against assets	0.0	0.0	0.0	(0.7)	(0.7)
Reversal of accrued charges	(0.2)	0.0	(0.4)	(0.2)	(0.8)
Cash paid	(0.6)	(0.1)	(5.0)	0.0	(5.7)
Currency translation	(0.1)	0.0	(0.8)	0.2	(0.7)
Reserve at June 30, 2016	$3.2	$4.2	$21.1	$3.7	$32.2

4. Related Party Transactions

As of June 30, 2016, the Company has loaned $9.5 million to Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”), a 30-percent owned company in China. The loan was repayable in six equal monthly installments beginning in June 2015. TKK defaulted on the first installment payment of $1.6 million due in June 2015 and each monthly payment thereafter. The Company is engaged in negotiations with TKK’s controlling shareholder regarding repayment of the loan in addition to the potential sale of the Company’s 30-percent interest in TKK. The Company recognized an equity loss from TKK of $0.7 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, management has concluded that it is probable that the full principal amount of the loan remains collectible, and accordingly, no provision has been recorded.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$16.4	$16.4	$21.8	$21.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$721.9	$710.7	$724.6	$722.3
(a)	Excludes equity method investments.

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

6. Comprehensive Income (Loss) and Equity (Deficit)

Total comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income	$11.3	$7.9	$9.5	$3.7
Other comprehensive income (loss):
Change in currency translation adjustment	(3.0)	2.4	3.4	(8.2)
Change in unrealized gains (losses) on cash flow hedges, net of tax (expense) benefit of $(0.9), $0.1, $(2.5) and $0.3	1.3	(0.2)	3.7	(0.5)
Change in unrecognized pension net income, net of tax expense of $(0.1), $(0.4), $(0.3) and $(0.8)	0.3	1.0	0.7	2.0
Change in unrecognized prior service cost, net of tax expense of $0.0, $0.0, $0.0 and $0.0	0.0	0.0	0.0	(0.1)
Total comprehensive income (loss)	9.9	11.1	17.3	(3.1)
Less: Comprehensive loss attributable to noncontrolling interests	(1.0)	(1.1)	(1.5)	(1.9)
Comprehensive income (loss) attributable to Koppers	$10.9	$12.2	$18.8	$(1.2)

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in unrecognized pension net loss and unrecognized prior service cost. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include losses related to derivative financial instruments, net of tax, of $1.7 million and $3.2 million for the three and six months ended June 30, 2016, respectively and $0.9 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

The following tables present the change in equity (deficit) for the six months ended June 30, 2016 and 2015, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2015	$(18.5)	$6.1	$(12.4)
Net income (loss)	10.8	(1.3)	9.5
Employee stock plans	3.4	0.0	3.4
Other comprehensive income	8.0	(0.2)	7.8
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at June 30, 2016	$3.4	$4.6	$8.0

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$70.0	$13.9	$83.9
Net income (loss)	5.6	(1.9)	3.7
Employee stock plans	2.0	0.0	2.0
Other comprehensive loss	(6.9)	0.0	(6.9)
Dividends	0.0	(3.5)	(3.5)
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at June 30, 2015	$70.4	$8.5	$78.9

7. Earnings per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of non-vested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted loss per common share, if any.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$12.1	$9.0	$10.8	$5.6
Less: Income from discontinued operations	0.0	0.0	0.6	0.0
Income from continuing operations attributable to Koppers	$12.1	$9.0	$10.2	$5.6
Weighted average common shares outstanding:
Basic	20,640	20,545	20,611	20,529
Effect of dilutive securities	304	95	187	74
Diluted	20,944	20,640	20,798	20,603
Income per common share – continuing operations:
Basic income per common share	$0.58	$0.44	$0.49	$0.28
Diluted income per common share	0.57	0.44	0.49	0.27
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	424	442	572	644

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

Performance stock units granted in 2016 vest based upon a market condition. These performance stock units have a three-year performance objective and a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based on the Company’s total shareholder return (“TSR”) relative to the Standard & Poors SmallCap 600 Materials Index, which consisted of 34 companies as of June 30, 2016. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The Company has the discretion to settle the award in cash rather than shares, although the Company currently expects that all awards will be settled by the issuance of shares.

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

The following table shows a summary of the performance stock units as of June 30, 2016:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2014 – 2016	0	91,394	137,091
2015 – 2017	0	213,786	427,572
2016 – 2018	0	262,622	525,244

The following table shows a summary of the status and activity of non-vested stock awards for the six months ended June 30, 2016:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2015	213,208	397,399	610,607	$27.29
Granted	169,782	264,981	434,763	$21.97
Credited from dividends	950	1,712	2,662	$25.47
Vested	(96,186)	0	(96,186)	$28.86
Forfeited	(5,882)	(93,582)	(99,464)	$39.51
Non-vested at June 30, 2016	281,872	570,510	852,382	$22.97

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	774,249	$28.46
Granted	211,193	$18.11
Exercised	(4,551)	$17.57
Outstanding at June 30, 2016	980,891	$26.28	6.97	$3.1
Exercisable at June 30, 2016	462,480	$33.17	4.66	$1.5

Stock Compensation Expense

Total stock-based compensation expense recognized for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.3	$1.3	$3.4	$2.0
Less related income tax benefit	1.0	0.5	1.4	0.8
	$1.3	$0.8	$2.0	$1.2

As of June 30, 2016, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $12.8 million and the weighted-average period over which this cost is expected to be recognized is approximately 32 months.

9. Segment Information

The Company has three reportable segments: Railroad and Utility Products and Services, Carbon Materials and Chemicals, and Performance Chemicals. The Company’s reportable segments contain multiple aggregated business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other income, interest expense, income taxes or operating costs of Koppers Holdings Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$164.4	$170.9	$315.8	$329.0
Carbon Materials and Chemicals	112.3	158.4	219.7	316.6
Performance Chemicals	108.4	102.3	196.4	183.8
Total	$385.1	$431.6	$731.9	$829.4
Intersegment revenues:
Carbon Materials and Chemicals	$21.0	$20.0	$41.9	$40.5
Performance Chemicals	1.9	2.2	3.9	4.3
Total	$22.9	$22.2	$45.8	$44.8
Depreciation and amortization expense:
Railroad and Utility Products and Services(a)	$3.8	$6.4	$7.0	$10.5
Carbon Materials and Chemicals	4.5	6.5	11.6	12.7
Performance Chemicals	4.8	4.8	9.6	9.5
Total	$13.1	$17.7	$28.2	$32.7
Operating profit (loss):
Railroad and Utility Products and Services(b)	$18.5	$15.0	$32.0	$30.4
Carbon Materials and Chemicals	(8.3)	(2.9)	(25.9)	(13.8)
Performance Chemicals	22.4	15.5	35.0	21.9
Corporate(c)	(0.6)	(1.6)	(1.3)	(4.5)
Total	$32.0	$26.0	$39.8	$34.0

(a)	Excludes impairment charges of $2.5 million for the six months ended June 30, 2015 for a wood treating facility in the United States.
(b)	Includes gain on sale of the Company’s North American utility pole business of $3.2 million and impairment charges of $2.5 million for the six months ended June 30, 2015.
(c)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$260.9	$254.1
Carbon Materials and Chemicals	356.3	368.4
Performance Chemicals	456.0	441.3
All other	47.6	49.1
Total	$1,120.8	$1,112.9
Goodwill:
Railroad and Utility Products and Services	$10.1	$9.9
Performance Chemicals	177.5	176.7
Total	$187.5	$186.6

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

Income taxes as a percentage of pretax income were 37.6 percent and 40.6 percent for each of the three months ended June 30, 2016 and 2015, respectively, principally due to continuing and cumulative losses in our Chinese subsidiaries that are not expected to generate a future benefit. These losses are excluded from the determination of the annual effective income tax rate, as discussed above. Discrete items included in income taxes for the three months ended June 30, 2016 and June 30, 2015, respectively, were not material.

Income taxes as a percentage of pretax income were 41.4 percent and 56.5 percent for the six months ended June 30, 2016 and 2015, respectively, principally due to continuing and cumulative losses in our Chinese subsidiaries that are not expected to generate a future benefit. These losses are excluded from the determination of the annual effective income tax rate, as discussed above. Discrete items included in income taxes for the six months ended June 30, 2016 and June 30, 2015, respectively, were not material.

The estimated annual effective income tax rate, excluding the items discussed above, was 31.1 percent and 30.8 percent for the six months ended June 30, 2016 and 2015, respectively.

This estimated annual effective income tax rate differs from the U.S. federal statutory rate due to:

	June 30, 2016	June 30, 2015
Federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.1
Foreign earnings taxed at different rates	(6.5)	(7.4)
Change in tax contingency reserves	0.5	1.0
Nondeductible expenses	0.9	1.1
Tax credits	(0.4)	0.0
Estimated annual effective income tax rate	31.1%	30.8%

During the year, management regularly updates the estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the end of the second quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

As of June 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.5 million and $4.1 million, respectively. Unrecognized tax benefits totaled $7.8 million and $7.7 million as of June 30, 2016 and December 31, 2015, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2016 and December 31, 2015 the Company had accrued approximately $1.6 million and $1.2 million for interest and penalties, respectively.

11. Inventories

Net inventories as of June 30, 2016 and December 31, 2015 are summarized in the table below:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Raw materials	$156.7	$169.8
Work in process	14.5	15.5
Finished goods	105.2	97.4
	$276.4	$282.7
Less revaluation to LIFO	53.1	56.3
Net	$223.3	$226.4

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2016 and December 31, 2015 are summarized in the table below:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Land	$17.4	$17.6
Buildings	61.8	62.8
Machinery and equipment	706.9	705.6
	$786.1	$786.0
Less accumulated depreciation	506.9	508.2
Net	$279.2	$277.8

Impairments – There were no impairment charges for the six months ended June 30, 2016. Impairment charges were $2.5 million for the six months ended June 30, 2015. The 2015 charges were related to the Railroad and Utility Products and Services wood treating plant in Green Spring, West Virginia and were calculated using a probability-weighted discounted cash flow model.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Service cost	$0.4	$0.5	$0.9	$1.0
Interest cost	2.8	2.6	5.6	5.4
Expected return on plan assets	(2.6)	(3.0)	(5.3)	(6.0)
Amortization of prior service cost	0.0	0.0	0.0	(0.1)
Amortization of net loss	0.6	1.7	1.2	3.3
Net periodic benefit cost	$1.2	$1.8	$2.4	$3.6
Defined contribution plan expense(a)	$1.7	$2.0	$3.8	$2.0
(a)	The six months ended June 30, 2015 includes reversal of 2014 discretionary 401k match accrual of $2.2 million.

14. Debt

Debt at June 30, 2016 and December 31, 2015 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2016	December 31, 2015
(Dollars in millions)
Term Loan	4.24%	2019	$247.5	$262.5
Revolving Credit Facility	4.24%	2019	131.9	130.0
Construction and other loans	4.81%	2018	43.7	44.8
Senior Notes	7 7/8%	2019	297.8	297.5
Total debt			720.9	734.8
Less short term debt and current maturities of long-term debt			40.1	39.9
Less unamortized debt issuance costs			10.2	12.5
Long-term debt			$670.6	$682.4

Revolving Credit Facility

On August 15, 2014, Koppers Inc. entered into a $500.0 million senior secured revolving credit facility and a $300.0 million senior secured term loan (the “Senior Secured Credit Facilities”). Both borrowings mature on August 15, 2019. The interest rates on these borrowings are variable and are based on LIBOR. The senior secured term loan has quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

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

The Company entered into an amendment of the revolving credit facility dated April 8, 2016 which reduced the $500.0 million senior secured revolving credit facility to $300.0 million and also amended the leverage ratio covenant requirements. In connection with the amendment, $2.0 million of prior deferred financing costs were required to be written off through interest expense.

As of June 30, 2016, the Company had $126.2 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2016, $41.9 million of commitments were utilized by outstanding letters of credit.

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

Senior Notes

The Koppers Inc. 7 7/8 percent Senior Notes due 2019 (the “Senior Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and have a principal amount at maturity of $300.0 million. The Senior Notes have an effective interest rate yield of 8 1/8 percent per annum. The Senior Notes are our senior obligations, are fully and unconditionally guaranteed by Koppers Holdings Inc. and certain of our wholly-owned domestic subsidiaries, and are secured equally and ratably with the obligations under our Senior Secured Credit Facilities.

Interest on the Senior Notes is payable semiannually on December 1 and June 1 each year. On or after December 1, 2015, the Company is entitled to redeem all or a portion of the Senior Notes at a redemption price of 102.625 percent of principal value, declining to a redemption price of 101.313 on or after December 1, 2016 until the redemption price is equivalent to the principal value on December 1, 2017.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; and cleaning costs for leased and owned rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Asset retirement obligation at beginning of year	$46.5	$30.5
Acquisition	0.0	0.7
Accretion expense	3.8	3.7
Revision in estimated cash flows	0.3	24.4
Cash expenditures	(5.0)	(12.1)
Currency translation	(0.8)	(0.7)
Balance at end of period	$44.8	$46.5

16. Deferred Revenue

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. In addition, the Company received an advance payment in 2015 related to an amendment to a 50-year supply agreement with a customer in China. The deferred revenue associated with this amendment is being amortized over the life of the underlying contract. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Balance at beginning of year	$30.1	$2.5
Advance payment	0.0	30.0
Revenue earned	(0.4)	(1.0)
Currency translation	(0.7)	(1.4)
Balance at end of period	$29.0	$30.1

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $28.0 million as of June 30, 2016 and $29.1 million as of December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company has outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
(Amounts in millions)
Cash flow hedges	36.1	17.3	$(3.5)	$(9.8)
Not designated as hedges	3.5	4.0	(0.5)	(0.7)
Total	39.6	21.3	$(4.0)	$(10.5)

As of June 30, 2016 and December 31, 2015, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Other current assets	$1.6	$0.1
Accrued liabilities	(5.6)	(10.6)
Net liability on balance sheet	$(4.0)	$(10.5)
Accumulated other comprehensive loss, net of tax	$2.3	$6.1

In the next twelve months the Company estimates that $2.6 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive income (loss) into earnings.

See Note 6 – Comprehensive Income (Loss) and Equity (Deficit), for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income to net income for the periods specified below. For the three and six months ended June 30, 2016 and 2015, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Gain from ineffectiveness of cash flow hedges	$1.3	$0.0	$0.1	$0.1
Gain from contracts not designated as hedges	0.1	0.0	0.3	0.0
Net	$1.4	$0.0	$0.4	$0.1

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the condensed consolidated statement of income. As of June 30, 2016, the Company has outstanding foreign currency forward contracts with a net fair value totaling $(2.5) million, consisting of a gross derivative liability of $3.7 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.2 million (recognized in other current assets in the balance sheet). As of December 31, 2015, the Company has outstanding currency forward contracts with a net fair value totaling $(1.9) million, recognized as a liability in accrued liabilities in the balance sheet.

As of June 30, 2016 and December 31, 2015, the net currency units outstanding were:

	June 30, 2016	December 31, 2015
(In millions)
British Pounds	GBP 8.8	GBP 5.9
New Zealand Dollars	NZD 18.0	NZD 22.5
United States Dollars	USD 42.2	USD 36.0
Canadian Dollars	CAD 1.8	CAD 4.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 110 plaintiffs in 56 cases pending as of June 30, 2016, compared to 110 plaintiffs in 59 cases pending as of December 31, 2015. As of June 30, 2016, there are a total of 55 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 56 pending cases seek to recover compensatory damages. Plaintiffs in 51 of those cases also seek to recover punitive damages. The plaintiffs in the 55 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), United States Steel Corporation, Honeywell International Inc., Vertellus Specialties Inc., Dow Chemical Company, UCAR Carbon Company, Inc., SGL Carbon Corporation and Alcoa, Inc. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Under the current scheduling order, class factual discovery closed in May 2015 and expert witness discovery was completed in August 2015. Discovery on the merits is stayed until further order of the court. Motions were subsequently filed by each side to strike or limit the testimony of the other side’s experts. Plaintiffs filed a motion for class certification on September 30, 2015 and the response of Koppers Inc. was filed on October 30, 2015. A hearing on plaintiffs’ motion for class certification and the parties’ motions relating to experts was held in January 2016 and the parties await a ruling from the court.

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

Virgin Islands. Koppers Performance Chemicals Inc. (“PC”) is currently a defendant in a putative class action lawsuit filed in July 2014 in the United States District Court of the Virgin Islands. The plaintiffs claim, on behalf of themselves and others similarly situated, that PC’s wood preservative products and formulas are defective, and the complaint alleges the following causes of action: breach of contract, negligence, strict liability, fraud and violation of the Virgin Islands Consumer Fraud and Deceptive Business Practices statute. The putative class is defined as all users (residential or commercial) of wood products treated with PC wood preserving products in the United States who purchased such wood products from January 1, 2004 to the present. Alternatively, plaintiffs allege that the putative class should be all persons and entities that have owned or acquired buildings or other structures physically located in the U.S. Virgin Islands that contain wood products treated with PC wood preserving products from January 1, 2004 to the present. The complaint alleges plaintiffs are entitled to unspecified “economic and compensatory damages”, punitive damages, costs and disgorgement of profits. The complaint further requests a declaratory judgment and injunction to establish an inspection and disposal program for class members’ structures. On July 19, 2016, plaintiffs filed a motion not to proceed with the matter.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. currently maintains a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for settlements of natural resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA cost.

The EPA completed its own Feasibility Study (“FS”) and issued a proposed plan for public comment in June 2016. The proposed remedy includes a combination of sediment removal, capping, enhanced and monitored natural remediation and riverbank improvements. The FS does not determine who is responsible for remediation costs. The net present value and undiscounted cost of the proposed remedy as estimated in the Proposed Plan are approximately $800 million and $1.2 billion, respectively. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

Other than the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites totaling $0.9 million at June 30, 2016 the Company has not provided a reserve for these matters because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resources damages or how those costs will be allocated among the PRPs at the sites. Accordingly, the Company believes that it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition.  As of June 30, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $5.1 million.

Foreign Environmental Matters. In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of June 30, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $7.0 million. Osmose Holdings, Inc. has provided an indemnity of up to $5 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). For the three months ended June 30, 2016, the Company recorded an increase in the receivable under the Osmose Indemnity of $2.9 million related to expected indemnity recoveries associated with the acquired United Kingdom site. At June 30, 2016, the receivable with respect to the Osmose Indemnity totaled $4.0 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.7 million as of June 30, 2016.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $10.6 million and $7.0 million are classified as current liabilities at June 30, 2016 and December 31, 2015, respectively:

	Period ended
	June 30, 2016	December 31, 2015
(Dollars in millions)
Balance at beginning of year	$19.8	$7.8
Expense	0.4	1.2
Reversal of reserves	0.0	(0.5)
Cash expenditures	(1.2)	(1.4)
Acquisition	0.0	13.7
Currency translation	(0.5)	(1.0)
Balance at end of period	$18.5	$19.8

19. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On December 1, 2009, Koppers Inc. issued $300.0 million principal value of Senior Notes. Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the Senior Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Asia LLC, Koppers Ventures LLC, Koppers Performance Chemicals Inc., Koppers – Nevada LLC, Koppers NZ, LLC, Koppers Railroad Structures Inc., Wood Protection LP and Wood Protection Management LLC. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc.

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

The Koppers Inc. Senior Secured Credit Facilities, as amended, provide for a revolving credit facility of up to $300.0 million and a term loan of $247.5 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of June 30, 2016, Koppers Inc.net assets are $3.9 million, which is not restricted for distribution to Koppers Holdings Inc. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $0.7 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$181.6	$87.3	$142.3	$(26.1)	$385.1
Cost of sales including depreciation and amortization	0.0	167.8	63.6	117.6	(26.1)	322.9
Selling, general and administrative	0.3	10.9	4.2	14.8	0.0	30.2
Operating profit (loss)	(0.3)	2.9	19.5	9.9	0.0	32.0
Other income (loss)	0.0	0.0	0.7	0.1	(0.4)	0.4
Equity income (loss) of subsidiaries	12.4	26.3	6.0	0.0	(44.7)	0.0
Interest expense	0.0	13.7	0.0	1.0	(0.4)	14.3
Income taxes	0.0	2.8	0.3	3.7	0.0	6.8
Income (loss) from continuing operations	12.1	12.7	25.9	5.3	(44.7)	11.3
Discontinued operations	0.0	0.0	0.0	0.0	0.0	0.0
Noncontrolling interests	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Net income (loss) attributable to Koppers	$12.1	$12.7	$25.9	$6.1	$(44.7)	$12.1
Comprehensive income (loss) attributable to Koppers	$10.9	$11.3	$24.8	$3.6	$(39.7)	$10.9

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$209.2	$97.0	$153.2	$(27.8)	$431.6
Cost of sales including depreciation and amortization	0.0	201.0	71.6	129.1	(27.2)	374.5
Selling, general and administrative	0.6	10.4	9.6	10.5	0.0	31.1
Operating profit (loss)	(0.6)	(2.2)	15.8	13.6	(0.6)	26.0
Other income (loss)	0.0	2.9	1.0	(3.1)	(0.6)	0.2
Equity income (loss) of subsidiaries	9.1	22.3	5.5	0.0	(36.9)	0.0
Interest expense	(0.1)	11.5	(0.1)	2.2	(0.6)	12.9
Income taxes	(0.4)	2.4	0.2	3.2	0.0	5.4
Income (loss) from continuing operations	9.0	9.1	22.2	5.1	(37.5)	7.9
Noncontrolling interests	0.0	0.0	0.0	(1.1)	0.0	(1.1)
Net income (loss) attributable to Koppers	$9.0	$9.1	$22.2	$6.2	$(37.5)	$9.0
Comprehensive income (loss) attributable to Koppers	$12.4	$12.3	$24.9	$9.0	$(46.4)	$12.2

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$349.5	$167.3	$262.7	$(47.6)	$731.9
Cost of sales including depreciation and amortization	0.0	335.8	121.9	222.8	(48.9)	631.6
Gain on sale of business	0.0	0.0	0.0	0.0	0.0	0.0
Selling, general and administrative	0.8	20.9	14.2	24.6	0.0	60.5
Operating (loss) profit	(0.8)	(7.2)	31.2	15.3	1.3	39.8
Other income (loss)	0.0	0.1	2.7	0.1	(0.9)	2.0
Equity income of subsidiaries	11.6	43.5	8.1	0.0	(63.2)	0.0
Interest expense	0.0	25.1	0.0	2.4	(0.9)	26.6
Income taxes	0.0	(0.6)	0.4	6.5	0.0	6.3
Income from continuing operations	10.8	11.9	41.6	6.5	(61.9)	8.9
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(1.3)	0.0	(1.3)
Net income attributable to Koppers	$10.8	$11.9	$41.6	$8.4	$(61.9)	$10.8
Comprehensive income (loss) attributable to Koppers	$18.8	$19.5	$49.3	$12.2	$(81.0)	$18.8

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$397.0	$171.7	$309.2	$(48.5)	$829.4
Cost of sales including depreciation and amortization	0.0	385.6	131.6	265.1	(46.6)	735.7
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Selling, general and administrative	1.1	22.2	18.6	21.0	0.0	62.9
Operating (loss) profit	(1.1)	(7.6)	21.5	23.1	(1.9)	34.0
Other income (loss)	0.0	3.1	2.0	(3.6)	(1.1)	0.4
Equity income (loss) of subsidiaries	6.1	31.9	9.7	0.0	(47.7)	0.0
Interest expense	0.0	23.1	0.0	3.9	(1.1)	25.9
Income taxes	(0.6)	(1.8)	0.3	6.9	0.0	4.8
Income (loss) from continuing operations	5.6	6.1	32.9	8.7	(49.6)	3.7
Noncontrolling interests	0.0	0.0	0.0	(1.9)	0.0	(1.9)
Net income (loss) attributable to Koppers	$5.6	$6.1	$32.9	$10.6	$(49.6)	$5.6
Comprehensive income (loss) attributable to Koppers	$(1.2)	$(0.8)	$24.6	$4.6	$(28.4)	$(1.2)

Condensed Consolidating Balance Sheet

June 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.1	$16.3	$0.0	$16.4
Receivables, net	0.0	65.5	37.6	77.0	0.0	180.1
Affiliated receivables	0.2	13.3	5.2	8.0	(26.7)	0.0
Inventories, net	0.0	105.5	23.4	95.4	(1.0)	223.3
Other current assets	0.0	5.0	2.4	33.8	0.0	41.2
Total current assets	0.2	189.3	68.7	230.5	(27.4)	461.3
Equity investments	3.2	735.0	177.1	0.0	(915.3)	0.0
Property, plant and equipment, net	0.0	121.5	39.0	118.7	0.0	279.2
Goodwill	0.0	0.8	153.1	33.6	0.0	187.5
Intangible assets, net	0.0	8.2	112.4	29.3	0.0	149.9
Deferred tax assets	0.0	29.6	(1.6)	5.4	0.0	33.4
Affiliated loan receivables	0.0	34.7	243.9	32.2	(310.8)	0.0
Other assets	0.0	3.5	4.6	1.4	0.0	9.5
Total assets	$3.4	$1,122.6	$797.2	$451.1	$(1,253.5)	$1,120.8
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$0.0	$68.5	$33.1	$44.4	$0.0	$146.0
Affiliated payables	0.0	13.9	0.2	20.7	(34.8)	0.0
Accrued liabilities	0.0	33.2	21.6	47.4	0.0	102.2
Current maturities of long-term debt	0.0	30.2	0.0	9.9	0.0	40.1
Total current liabilities	0.0	145.8	54.9	122.4	(34.8)	288.3
Long-term debt	0.0	637.0	0.0	33.6	0.0	670.6
Affiliated debt	0.0	254.5	22.9	33.4	(310.8)	0.0
Other long-term liabilities	0.0	81.4	13.1	59.4	0.0	153.9
Total liabilities	0.0	1,118.7	90.9	248.8	(345.6)	1,112.8
Koppers shareholders’ equity (deficit)	3.4	3.9	706.3	197.7	(907.9)	3.4
Noncontrolling interests	0.0	0.0	0.0	4.6	0.0	4.6
Total liabilities and equity (deficit)	$3.4	$1,122.6	$797.2	$451.1	$(1,253.5)	$1,120.8

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8
Receivables, net	0.0	60.4	23.7	75.5	0.0	159.6
Affiliated receivables	0.0	14.3	15.2	4.4	(33.9)	0.0
Inventories, net	0.0	111.9	24.9	91.8	(2.2)	226.4
Other current assets	0.0	3.7	1.9	30.9	0.0	36.5
Total current assets	0.0	190.4	66.4	223.6	(36.1)	444.3
Equity investments	(19.0)	703.2	165.7	0.0	(849.9)	0.0
Property, plant and equipment, net	0.0	117.5	41.2	119.1	0.0	277.8
Goodwill	0.0	0.8	153.1	32.7	0.0	186.6
Intangible assets, net	0.0	8.7	117.6	29.8	0.0	156.1
Deferred tax assets	0.0	29.8	0.8	5.7	0.3	36.6
Affiliated loan receivables	0.7	29.6	222.6	31.7	(284.6)	0.0
Other assets	(0.2)	4.5	4.9	2.3	0.0	11.5
Total assets	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$0.0	$73.8	$18.9	$48.1	$0.0	$140.8
Affiliated payables	0.0	16.6	10.9	15.3	(42.8)	0.0
Accrued liabilities	0.0	35.6	23.4	40.8	0.0	99.8
Current maturities of long-term debt	0.0	30.2	0.0	9.7	0.0	39.9
Total current liabilities	0.0	156.2	53.2	113.9	(42.8)	280.5
Long-term debt	0.0	647.5	0.0	34.9	0.0	682.4
Affiliated debt	0.0	217.5	29.5	36.9	(283.9)	0.0
Other long-term liabilities	0.0	81.6	13.2	67.6	0.0	162.4
Total liabilities	0.0	1,102.8	95.9	253.3	(326.7)	1,125.3
Koppers shareholders’ equity (deficit)	(18.5)	(18.3)	676.4	185.5	(843.6)	(18.5)
Noncontrolling interests	0.0	0.0	0.0	6.1	0.0	6.1
Total liabilities and equity (deficit)	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$0.2	$(2.6)	$47.5	$9.0	$(19.8)	$34.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(14.4)	(1.5)	(5.4)	0.0	(21.3)
Repayments (loans to) from affiliates	0.0	(5.1)	(21.3)	(0.5)	26.9	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.1	0.4	0.1	0.0	0.6
Net cash provided by (used in) investing activities	0.0	(19.4)	(22.4)	(5.8)	26.9	(20.7)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(13.1)	0.0	0.2	0.0	(12.9)
Borrowings (repayments) of affiliated debt	0.0	37.1	(6.6)	(3.6)	(26.9)	0.0
Dividends paid	0.0	(0.7)	(19.1)	0.0	19.8	0.0
Stock repurchased	(0.2)	0.0	0.0	0.0	0.0	(0.2)
Net cash provided by (used in) financing activities	(0.2)	21.9	(25.7)	(3.4)	(7.1)	(14.5)
Effect of exchange rates on cash	0.0	0.0	0.0	(4.5)	0.0	(4.5)
Net increase (decrease) in cash and cash equivalents	0.0	(0.1)	(0.6)	(4.7)	0.0	(5.4)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.1	$16.3	$0.0	$16.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$10.6	$32.2	$38.8	$(8.9)	$78.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(26.9)	(3.1)	(2.6)	0.0	(32.6)
Repayments (loans to) from affiliates	0.0	5.1	(21.4)	(1.1)	17.4	0.0
Net cash proceeds from divestitures and asset sales	0.0	12.2	0.0	0.3	0.0	12.5
Net cash provided by (used in) investing activities	0.0	(9.6)	(24.5)	(3.4)	17.4	(20.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(57.9)	0.1	1.2	0.0	(56.6)
Borrowings (repayments) of affiliated debt	0.0	64.0	(5.1)	(41.5)	(17.4)	0.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Dividends paid	(5.1)	(5.8)	(3.1)	(3.6)	8.9	(8.7)
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash provided by (used in) financing activities	(5.4)	(0.7)	(8.1)	(43.9)	(8.5)	(66.6)
Effect of exchange rates on cash	0.0	0.0	0.0	8.7	0.0	8.7
Net increase (decrease) in cash and cash equivalents	0.0	0.3	(0.4)	0.2	0.0	0.1
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.3	$0.5	$50.4	$0.0	$51.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has a large installed base of wood crossties that require periodic replacement. As a result, demand for crossties has historically been relatively stable. We sell treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada, and utility poles to the utility sector in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. In 2013 and 2014, the availability of untreated crossties was reduced below normal levels due to increased demand for hardwood lumber in alternative markets such as construction and crane mats for the oil and gas industry. Supply increased in 2015 due to a combination of the softening of demand for crane mats, and increased pricing for crossties that motivated sawmills to direct a higher level of production to the railroad industry. Despite the recent improved supply environment, inventory levels of hardwood lumber in certain regions of the U.S. are still depleted and in need of replenishing, which at current rates, are expected to be achieved by mid-2017. We have a nationwide wood procurement team that maintains close working relationships with a network of hardwood crosstie concentration yards. The first component of our revenue stream occurs when we procure the untreated crossties, on behalf of our customers, at a nominal markup. This practice provides the railroad customers with an assured level of inventory and minimizes our working capital usage as untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. Subsequent to the air seasoning period, the next phase provides higher-margin revenues for the RUPS segment through treating crossties, switch ties and various types of lumber used for railroad bridges and crossings. During any given year, there is a seasonal effect in the winter months on our crosstie business depending on weather conditions for harvesting lumber and installation.

Over the past twelve months, rail freight has begun to decline due to lower shipments of coal, oil and gas, durable goods, and related products. As a result of their declining revenue base, many of the major companies in the rail industry have reduced both operating and capital spending in 2016, which is likely to have a negative short-term impact on sales of various products and services that we provide to that industry. Therefore, we expect that current year revenues and profitability will reflect a slight decline year-over-year due to the combined effects of lower demand in our rail joint product line caused by reductions in capital budgets for most North American Class I railroads, softness in the utility pole business in Australia, and the discontinuance of utility pole toll treating services provided to a U.S.-based utility pole company. Also, the lower demand has allowed the market to reduce raw material purchase prices primarily in the Eastern U.S. which, due to certain pass-through conditions, will further reduce our revenues in the near term.

Recently, we signed long-term rail joint agreements with two of our largest railroad customers, representing market share gains for a critical maintenance-of-way part of the RUPS business.  The contracts, with a term of three years and five years, are expected to collectively increase year-over-year sales for the rail joint business.

Overall, the long-term prognosis for the railroad industry and the products and services that we provide to it remains favorable. Currently, the railroad industry is managing the cyclical downturn in the oil and gas industry, while looking to replace demand lost to what is likely a long-term reduction in coal production. At the same time, the railroads are building their revenue base of shipments of non-energy related products. We believe that with our vertical integration capabilities in wood treatment, our products and services provide value to our railroad customers.

Carbon Materials and Chemicals

The primary products produced by CMC are carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes, and creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the past decade.  This geographic shift accelerated during the past 12 months with further curtailments and closures in the U.S. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production.

Some of our CMC products, particularly carbon black feedstock, phthalic anhydride and naphthalene, have end market pricing that is linked to oil. Historically, when oil prices increase we have benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. Conversely, the recent significant decline in oil prices has resulted in lower selling prices and profitability for carbon black feedstock, phthalic anhydride and naphthalene. However, the unfavorable impact to sales and margins is partially offset by increased sales volumes of phthalic anhydride and lower input costs, because a significant portion of our coal tar in certain regions is also affected by the price of oil, resulting in lower raw material and finished product costs.

Historically, CMC results have been closely linked to aluminum demand and production, as well as the price of oil, and we seek to lessen our exposure to these commodity markets going forward.  We believe that the economic environment related to these factors will not meaningfully improve, and as such, we have undertaken a strategy to reduce our reliance on the aluminum industry.  In 2014, we began our multi-year restructuring plan and are in the process of streamlining the CMC business to address overcapacity and greatly reduce fixed costs in our operations.  When completed, we expect the profitability for this segment to improve substantially as we fully realize the benefit of our cost savings initiatives.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced production of steel produced using metallurgical coke, the volumes of coal tar have also been reduced. Over the past years, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. In certain regions such as China there are competing markets for coal tar which may also limit our access to our raw material supply in those regions. Our ability to obtain coal tar and the price we are able to negotiate for coal tar has a significant impact on the level of profitability of our business. Significant increases in raw material costs can result in margin dilution if the increased cost of the raw material cannot be passed on to the customer. Additionally, in regions where the available supply of our products exceeds demand and the pricing is competitive, we may not be able to recover raw material cost increases in the selling prices for our end products. As our CMC business consolidates its operating footprint and lowers production levels, we anticipate that our raw material needs will be significantly less than historically required and we will continue to evaluate potential opportunities to lower our overall input costs.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia and New Zealand. Product demand for our PC business has historically been influenced by existing home sales which is a leading indicator of consumer spending on remodeling projects. The year-over-year annual rate of seasonally adjusted existing home sales in the U.S. has consistently increased since the beginning of 2014, and is well above lows experienced in the 2008 through 2010 timeframe. As a result, remodeling activity in the U.S. has consistently increased over that same time frame as measured by the Leading Indicator of Remodeling Activity (“LIRA”). More recent data of existing home sales indicates that the rate of annualized growth is moderating which could result in a slower growth rate of remodeling activity in the future. Nevertheless, LIRA year-over-year growth projections anticipate growth in home improvement and expenditures will reach eight percent by the start of 2017 which is in excess of its five percent historical average.

PC is the largest global manufacturer and supplier of water‐based wood preservatives and wood specialty additives to treaters who supply pressure treated wood products to large retailers and independent lumber dealers. These retailers and dealers, in turn, serve the residential, agricultural and industrial pressure‐treated wood market. Our primary products are copper‐based wood preservatives, including micronized copper azole (“MicroPro®”) and micronized pigments (“MicroShades®”). Applications for these products include decking, fencing, utility poles, construction lumber and other outdoor structures.

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to smooth out the variability in copper pricing through entering into hedging transactions for the majority of our copper needs, which range from six months up to 30 months. Those hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time, we enter into hedge transactions based upon long-term forecasted needs of copper. Those hedges are typically marked to market on a quarterly basis.

In North America, we are vertically integrated through the manufacturing of copper compounds for our copper‐based wood preservatives. We believe our vertical integration is part of our proprietary processes and reflects an important competitive advantage. In addition, we believe this provides our customers with the security of a continuous supply of wood preservative chemicals.

We have seen favorable market trends in the repair and remodeling markets and existing home sales in 2016.  In addition, starting in the second quarter of 2016, we have observed that large retailers and lumber dealers are opting for a product mix with higher levels of preservative retention.  This shift towards a higher retention product mix simplifies the treating and stocking processes for the treaters that purchase PC products and their end-customers.  It is still difficult to predict whether, and for how long, these trends will last and to quantify the total impact it will have on PC sales, operating profit, and cash flow.

CMC Restructuring Initiatives

Our CMC business and results of operations have been negatively affected in recent years by difficult economic conditions in North America, Europe and China. Certain key end markets experienced significant reductions in demand that have negatively affected the profitability for most of our products produced and sold in the geographical regions we operate, and we expect this to continue for at least the foreseeable future. Additionally, over the last several years, our profitability in North America has been negatively impacted from increased levels of imports from competitors in Europe due to weak end-market demand there. The geographic shift in end-market demand has resulted in a trend of declining utilization rates in North America and Europe over that same period.

As a result, we have embarked on a plan to restructure our CMC operating footprint that we expect will eventually reduce our global number of coal tar distillation and related facilities from the 11 that existed at the end of 2013 to four in total by the end of 2016. The remaining facilities are located in regions where we believe we hold key competitive advantages that allow us to better serve our global customers: Stickney, Illinois; Nyborg, Denmark; Mayfield, Australia; and Jiangsu Province, China.

The closure of the first facility occurred in April 2014 as we ceased coal tar distillation in Uithoorn, the Netherlands. During 2015, we ceased coal tar distillation activities at our Follansbee, West Virginia facility. Finally, during 2016, we expect to complete the permanent closure or sale of four additional tar distillation facilities located in Clairton, Pennsylvania; Scunthorpe, U.K.; Port Clarence, U.K. and Tangshan, China. The U.K. and China facilities suspended production activities in December 2015 and February 2016, respectively, and coal tar distillation activities were substantially discontinued at the end of July 2016 at the Clairton facility. Furthermore, we are attempting to sell our 30-percent interest in the TKK joint venture in China, with the timing of the sale completion subject to approval from the provincial government.

The reduction in operating capacity at these locations resulted in impairments or other costs of $36.5 million in the year ended December 31, 2015 and a total of $29.5 million for the two years ended December 31, 2014. As a result of these initiatives, we expect additional restructuring and related charges to earnings of between $10 million to $18 million through 2020, of which approximately $1 million to $8 million are estimated to be non-cash. The overall expected future cash requirements for the CMC plant closures listed above are estimated to be approximately $40 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

With respect to our Port Clarence and Scunthorpe operations in the United Kingdom, in July 2016 we completed the sale of our tar distillation properties and assets at these locations to U.K.-based Industrial Chemicals Group Limited (“ICGL”). The terms of the agreement provide for the transfer of essentially all assets at the two sites to ICGL in exchange for ICGL assuming all historical environmental-related and asset retirement-related liabilities at both sites. In addition, Koppers made a cash contribution towards these costs that will be ratably paid to ICGL from escrow over the next three years.  As part of the transaction, in order to enable us to continue to meet our customer obligations, ICGL has agreed to provide terminal services to us for the storage and shipping of coal tar, as well as production services to our subsidiary, Koppers Specialty Chemicals.

We believe that, through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing reliance on and exposure to the carbon pitch markets.

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

Results of Operations – Comparison of Three Months Ended June 30, 2016 and 2015

Consolidated Results

Net sales for the three months ended June 30, 2016 and 2015 are summarized by segment in the following table:

	Three Months Ended June 30,
	2016	2015	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$164.4	$170.9	-4%
Carbon Materials and Chemicals	112.3	158.4	-29%
Performance Chemicals	108.4	102.3	6%
	$385.1	$431.6	-11%

RUPS net sales decreased by $6.5 million or four percent compared to the prior year period. The sales decrease was primarily due to lower sales volumes of treated crossties and utility products. The reduction in crossties is attributed to lower spending in the rail industry due to the impact of reduced freight car loadings and rail traffic. The decrease in sales of utility products was due to reduced demand in the Australian utility pole market, reduced toll-treating of utility poles in the United States and foreign exchange translation.

CMC net sales decreased by $46.1 million or 29 percent compared to the prior year period due mainly to lower sales volumes for carbon pitch, carbon black feedstock and naphthalene combined with lower sales prices for carbon pitch and naphthalene.

Lower carbon materials sales volumes decreased sales by nine percent compared to the second quarter of 2015 as carbon pitch sales volumes were lower in the United States and China. Reduced volume in the United States is due to the continuing reduction of aluminum manufacturing capacity and reduced volume in China is a result of the closure of the Company’s coal tar distillation facility in Tangshan, China.

Sales of distillates, specifically creosote and carbon black feedstock, decreased sales by another nine percent compared to the second quarter of 2015 driven by lower sales volumes for carbon black feedstock from Chinese, European and North American operations.

Sales of coal tar chemicals declined by one percent due primarily to a two percent reduction in sales volumes of naphthalene and a one percent decline in sales prices over the prior year period. The decline in sales volumes and prices for naphthalene was partially offset by a four percent increase in sales volumes of phthalic anhydride over the prior year period.

PC net sales increased by $6.1 million or six percent compared to the prior year period. The sales increase was due primarily to higher domestic sales volumes for some copper based and non-copper based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year period.

Cost of sales as a percentage of net sales was 79 percent for the quarter ended June 30, 2016 compared to 83 percent in the prior year quarter due mainly to higher gross margins for PC driven by increased sales volumes and improved cost performance, which more than offset lower gross margins from CMC.

Depreciation and amortization for the quarter ended June 30, 2016 was $4.6 million lower when compared to the prior year period due mainly to a reduction in assets related to our shutdown of distillation activities in the United States and United Kingdom as well as reduced accelerated depreciation and asset retirement obligation amortization in the prior year period related to the closure of our wood treating facility in Green Spring, West Virginia.

Impairment and restructuring expenses for the quarter ended June 30, 2016 were $3.9 million higher when compared to the prior year period due mainly to an accrual for future real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands.

Selling, general and administrative expenses for the quarter ended June 30, 2016 were $0.9 million lower when compared to the prior year period due mainly to reduced legal fees for PC.

Other income for the quarter ended June 30, 2016 was $0.4 million compared to $0.2 million in the prior year period as licensing royalties received by PC offset equity method losses for CMC related to our TKK facility in China.

Interest expense for the quarter ended June 30, 2016 was $1.4 million higher than the prior year period as a result of the write-off of debt issuance costs totaling $2.0 million in the second quarter of 2016 due to the reduction of borrowing capacity under our revolving credit agreement. This write-off was partially offset by reduced interest expense from reduced average debt levels as compared to the prior year period.

Income taxes for the quarter ended June 30, 2016 were $6.8 million, an increase of $1.4 million when compared to the prior year period. Income taxes were 37.6 percent and 40.6 percent of our pre-tax income for the quarters ended June 30, 2016 and 2015, respectively, principally due to the losses of our Chinese subsidiaries that are not expected to generate any future income tax benefit. Excluding these pre-tax losses, our effective income tax rate increased to 31.3 percent from 30.8 percent when compared to the prior year period. This increase was primarily due to the geographical mix of pre-tax earnings along with additional state income taxes.

Segment Results

Segment operating profit for the three months ended June 30, 2016 and 2015 is summarized by segment in the following table:

	Three Months Ended June 30,
	2016	2015	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$18.5	$15.0	23%
Carbon Materials and Chemicals	(8.3)	(2.9)	-186%
Performance Chemicals	22.4	15.5	45%
Corporate	(0.6)	(1.6)	63%
	$32.0	$26.0	23%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	11.3%	8.8%	2.5%
Carbon Materials and Chemicals	(7.4)%	(1.8)%	-5.6%
Performance Chemicals	20.7%	15.3%	5.4%
	8.3%	6.0%	2.3%

RUPS operating profit increased by $3.5 million or 23 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS increased to 11.3 percent from 8.8 percent in the prior year quarter. Operating profit for the three months ended June 30, 2016 was positively impacted by sales mix favoring higher margin products and services including increased crosstie treatment and bridge services.

CMC operating loss increased by $5.4 million or 186 percent over the prior year period. Operating loss for the three months ended June 30, 2016 was negatively affected by lower sales volumes for carbon pitch, carbon black feedstock and naphthalene.  In addition, lower sales prices for carbon pitch and naphthalene, and costs to restructure operations were partially offset by lower raw material costs.

PC operating profit increased by $6.9 million or 45 percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 20.7 percent from 15.3 percent in the prior year quarter. Operating profit for the three months ended June 30, 2016 was positively impacted due primarily to higher domestic sales volumes for copper based and non-copper based wood preservatives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels.

Corporate operating loss decreased by $1.0 million or 63 percent compared to the prior year period. Operating loss for the three months ended June 30, 2015 was negatively affected by foreign currency losses associated with the Company’s legal entity restructuring completed at the end of 2014.

Results of Operations – Comparison of Six Months Ended June 30, 2016 and 2015

Consolidated Results

Net sales for the six months ended June 30, 2016 and 2015 are summarized by segment in the following table:

	Six Months Ended June 30,
	2016	2015	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$315.8	$329.0	-4%
Carbon Materials and Chemicals	219.7	316.6	-31%
Performance Chemicals	196.4	183.8	7%
	$731.9	$829.4	-12%

RUPS net sales decreased by $13.2 million or four percent compared to the prior year period. The sales decrease was primarily due to lower volumes of treated crossties, utility products and rail joints. The reduction in crossties and rail joints is attributed to reduced spending in the rail industry due to lower freight car loadings and reduced rail traffic. The decrease in sales of utility products was due to reduced demand in the Australian utility pole market, reduced toll-treating of utility poles in the United States and foreign exchange translation.

CMC net sales decreased by $96.9 million or 31 percent compared to the prior year period due mainly to lower sales volumes and prices for carbon pitch, carbon black feedstock and naphthalene. Lower carbon materials sales volumes decreased sales by 11 percent compared to the prior year period as carbon pitch sales volumes were lower in the United States and China.

Sales of distillates, specifically creosote and carbon black feedstock, decreased sales by nine percent compared to the prior year period driven by lower sales volumes and prices for carbon black feedstock. Sales of coal tar chemicals decreased by one percent due primarily to a decline in sales volumes and price for naphthalene. The decline in sales volumes and price for naphthalene was partially offset by a three percent increase in sales volumes of phthalic anhydride compared to the prior year period.

PC net sales increased by $12.6 million or seven percent compared to the prior year period. The sales increase was due primarily to higher domestic sales volumes for some copper based and non-copper based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year period.

Cost of sales as a percentage of net sales was 81 percent for the quarter ended June 30, 2016 compared to 84 percent in the prior year quarter due mainly to higher gross margins for PC driven by increased sales volumes and improved cost performance, which more than offset lower gross margins from CMC.

Depreciation and amortization for the six months ended June 30, 2016 was $4.5 million lower when compared to the prior year period due mainly to a reduction in assets related to our shutdown of distillation activities in the United States and United Kingdom as well as accelerated depreciation and asset retirement obligation amortization in the prior year period related to the closure of our wood treating facility in Green Spring, West Virginia.

Impairment and restructuring expenses for the six months ended June 30, 2016 were $5.4 million higher when compared to the prior year period due mainly to an accrual for future real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom.

Selling, general and administrative expenses for the six months ended June 30, 2016 were $2.4 million lower when compared to the prior year period due mainly to reduced legal fees, consulting costs and incentive expense for PC.

Other income for the six months ended June 30, 2016 was $2.0 million compared to $0.4 million in the prior year period as licensing royalties received by PC exceeded equity method losses for CMC related to our TKK facility in China.

Interest expense for the six months ended June 30, 2016 was $0.7 million higher than the prior year period as a result of the write-off of debt issuance costs totaling $2.0 million in 2016 due to the reduction of borrowing capacity under our revolving credit agreement. This write-off was partially offset by reduced interest expense from reduced average debt levels as compared to the prior year.

Income taxes for the six months ended June 30, 2016 were $6.3 million, an increase of $1.5 million when compared to the prior year period. Income taxes were 41.4 percent and 56.5 percent of our pre-tax income for the six months ended June 30, 2016 and 2015, respectively, principally due to the losses of our Chinese subsidiaries that are not expected to generate any future income tax benefit. Excluding these pre-tax losses, our effective income tax rate increased to 31.1 percent from 30.8 percent when compared to the prior year period. This increase was primarily due to the geographical mix of pre-tax earnings along with additional state income taxes.

Segment Results

Segment operating profit for the six months ended June 30, 2016 and 2015 is summarized by segment in the following table:

	Six Months Ended June 30,
	2016	2015	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$32.0	$30.4	5%
Carbon Materials and Chemicals	(25.9)	(13.8)	-88%
Performance Chemicals	35.0	21.9	60%
Corporate	(1.3)	(4.5)	71%
	$39.8	$34.0	17%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	10.1%	9.2%	0.9%
Carbon Materials and Chemicals	(11.8)%	(4.4)%	-7.4%
Performance Chemicals	17.8%	11.9%	5.9%
	5.4%	4.1%	1.3%

RUPS operating profit increased by $1.6 million or five percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS increased to 10.1 percent from 9.2 percent in the prior year quarter. Operating profit for the six months ended June 30, 2016 was positively impacted by sales mix favoring higher margin products and services including increased crosstie treatment and bridge services, and reduced fixed costs due to the closure of our Green Spring facility.

CMC operating loss increased by $12.1 million or 88 percent over the prior year period. Operating loss for the six months ended June 30, 2016 was negatively affected by lower sales volumes and prices for carbon pitch, carbon black feedstock and naphthalene, and costs to restructure operations. This increase was partially offset by lower raw material costs.

PC operating profit increased by $13.1 million or 60 percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 17.8 percent from 11.9 percent in the prior year quarter. Operating profit for the six months ended June 30, 2016 was positively impacted due primarily to higher domestic sales volumes for copper based and non-copper based wood preservatives. Higher sales volumes were driven primarily by changes in treated wood product application standards resulting in treated wood dealers stocking and selling more high retention ground contact treated wood. Sales volumes have also improved due to favorable market trends in the repair and remodeling markets and existing home sales.

Corporate operating loss decreased by $3.2 million or 71 percent compared to the prior year period. Operating loss for the six months ended June 30, 2015 was negatively affected by foreign currency losses associated with the Company’s legal entity restructuring completed at the end of 2014.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2016 was $34.3 million compared to net cash provided by operating activities of $78.1 million in the prior year period. The decrease in net cash provided by operating activities was due mainly to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable in the current year period and the receipt of a cash advance payment of $30 million to KJCC due to the amendment of a soft pitch supply agreement with its customer in the prior year period.

Net cash used in investing activities amounted to $20.7 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $20.1 million in the prior year quarter as the prior year quarter reflected the acquisition of the KMG creosote business which was partially offset by $12.3 million of cash proceeds from the sale of the North American utility pole business in the first quarter of 2015. The remainder was offset in the current year quarter by an increase in capital expenditures of $4.0 million.

Net cash used in financing activities was $14.5 million for the six months ended June 30, 2016 compared to $66.6 million of net cash used in financing activities in the prior year period. The cash used in financing activities in the first six months of 2015 reflected debt repayments of $56.6 million and dividend payments of $8.7 million.

Dividends paid were $8.7 million for the six months ended June 30, 2015. There were no dividends paid or declared in the first six months of 2016. Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2016 the basket totaled $125.7 million. Notwithstanding such restrictions, the indenture governing Koppers Inc.’s Senior Notes permits an additional aggregate amount of $20.0 million each fiscal year to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.” Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

Liquidity

The Koppers Inc. revolving credit facility agreement provides for a senior secured revolving credit facility of up to $300.0 million and a senior secured term loan of $247.5 million at variable interest rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of June 30, 2016, we had $126.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2016, $41.9 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2016 (dollars in millions):

Cash and cash equivalents(1)	$16.4
Amount available under revolving credit facility	126.2
Amount available under other credit facilities	1.3
Total estimated liquidity	$143.9
(1)	Cash includes approximately $16.3 million held by foreign subsidiaries, which if repatriated to the United States, would not incur a material cash tax cost.

Our estimated liquidity was $76.5 million at December 31, 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2016, excluding acquisitions, are expected to total approximately $42 to $47 million.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2016 was 1.54.

▪	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at June 30, 2016 was 4.32.

We are currently in compliance with all covenants in the credit agreement governing the revolving credit facility. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests in the future.

At June 30, 2016, Koppers Inc. had $300.0 million principal value outstanding of Senior Notes. The Senior Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the six months ended June 30, 2016 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 4, 2016	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)