Form 10-K
period 2016-12-31
Koppers Holdings Inc.
filed 2017-02-24
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2016 was $617.9 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2017, 20,664,898 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2016 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, are subject to known and unknown risks, uncertainties and contingencies.

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

¡	the impact of changes in commodity prices, such as oil and copper, on product margins;
¡	general economic and business conditions;
¡	demand for our goods and services;
¡	competitive conditions in the industries in which we operate;
¡	interest rate and foreign currency rate fluctuations;
¡	potential difficulties in protecting intellectual property;
¡	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
¡	our ability to operate within the limitations of our debt covenants;
¡	interest rate fluctuations and other changes in borrowing costs;
¡	other capital market conditions, including foreign currency rate fluctuations;
¡	availability of and fluctuations in the prices of key raw materials, including coal tar, timber and scrap copper;
¡	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;
¡	potential impairment of our goodwill and/or long-lived assets;
¡	parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities fail to perform under their legal obligations;
¡	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
¡	the effects of competition, including locations of competitors and operating and market competition;
¡	unfavorable resolution of litigation against us;
¡	the other factors set forth under “Risk Factors”;
¡	as well as those discussed more fully elsewhere in this Form 10-K.

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

Business Segments and Products

We operate three principal business segments: Railroad and Utility Products and Services (“RUPS”), Performance Chemicals (“PC”), and Carbon Materials and Chemicals (“CMC”).

We believe our three business segments command leading market positions. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Through our CMC business, we believe we are the largest global supplier of creosote to the North American railroad industry. Through our PC business, we believe that we are the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters who supply the residential, agricultural and industrial pressure-treated wood markets.

Our RUPS and CMC operations are, to a substantial extent, vertically integrated. Through our CMC business, we process coal tar into a variety of products, including creosote, which is an intermediate material necessary in the pressure treatment of wood crossties and other related railroad products. The majority of the creosote we produce in North America and Europe is sold internally to our RUPS business for treating railroad crossties.

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

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products, located in Australia, include the pressure treatment of transmission and distribution poles for electric and telephone utilities. The RUPS business operates 13 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our largest railroad customers’ rail lines.

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

Koppers Holdings Inc.     2016 Annual Report

We believe we are the largest supplier of railroad crossties in North America. We have one principal competitor, Stella-Jones Inc., and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our ability to obtain internally-sourced creosote and borate and our national network of treating plants which have direct access to our major customers’ rail lines. These advantages provide for security of supply and logistics advantages for our customers. We believe our Australian utility pole business is the largest producer of utility poles for the electrical communications utilities in Australia.

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 74 percent of all crossties produced in the United States and Canada. Approximately 70 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 20 million replacement crossties (both wood and non-wood) purchased during 2016.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to harvest lumber and to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

Utility poles are produced mainly from the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In Australia, in addition to utility poles, we market smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including copper chromated arsenates, which we produce internally, and pentachlorophenol.

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

PC supplies nine of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the three largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase and process approximately 25 million pounds of scrap copper, our key raw material, to meet the annual demand of this major market. Once the scrap copper is purchased, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. During 2016 and 2015, scrap copper pricing followed the London Metal Exchange and the Comex trend by falling in price by approximately 25 percent from 2014 levels. We experienced some copper supply pressures as a result of scrap copper suppliers’ reducing available supply due to low prices. We utilize swap contracts to hedge our exposure to copper price risk.

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

In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total as of December 31, 2016. Our CMC business has experienced challenges over the past few years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as North America, Western Europe and Australia have seen significant amounts of smelting capacity idled or closed over the last several years.

Our CMC business manufactures the following principal products:

¡	creosote, used in the treatment of wood or as a feedstock in the production of carbon black;
¡	carbon pitch, a critical raw material used in the production of aluminum and steel;
¡	naphthalene, used as a feedstock in the production of phthalic anhydride and as a surfactant in the production of concrete, and
¡	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints, respectively.

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

The following diagram shows the streams derived from coal tar distillation:

In the United States, our primary coal tar raw material supply contracts generally have terms ranging from three to ten years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately eight years and thereafter extends indefinitely unless terminated by a one-year advance notice and contains formula-based tar pricing. Our primary Australian supply contracts have terms ranging from five to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have a raw material contract in place with our joint venture partner. This contract is coterminous with the applicable joint venture arrangement and provides for formula-based pricing adjusted on a monthly or quarterly basis.

Research and Development

PC’s global research group is located in the United States, with supplemental resources in the United Kingdom. We believe our investment in research and development keeps us on the leading edge of new wood preservation technologies. The wood preserving intellectual property that the PC research group has developed and patented remains a very important part of our wood preservative portfolio. This intellectual property includes micronizing various chemical and additive formulations and the methods of treating wood with these formulations. In particular, one of our patented technologies, MicroPro® wood preservative, has been adopted since its commercialization by many of our wood treating customers and the industry’s retailers and lumber dealers. The earliest expiration date for patents relating to micronized wood preservative compositions is April 9, 2024.

Research activities related to our CMC business are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote and vacuum-distilled carbon pitch.

Expenditures for research and development were $6.6 million, $5.2 million and $3.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Koppers Holdings Inc.     2016 Annual Report

Technology and Licensing

In 1988, we acquired the “Koppers” trademark from Koppers Company, Inc. The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. Trademarks relating to our PC business, such as “MicroPro®”, “Protim” and “Solignum” are important in this segment of our business, and as long as we continue to use the name “Koppers” and the trademarks associated with our wood preservation business and comply with applicable registration requirements, our right to use the name “Koppers” and the other trademarks should continue without expiration. The expiration of other trademark rights is not expected to materially affect our business.

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

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign practices, the laws of foreign countries in which we operate, political and economic conditions in international markets and fluctuations in foreign exchange rates. See also “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks inherent in foreign operations, including additional legal regulation, changes in social, political and economic conditions.”

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

Employees and Employee Relations

As of December 31, 2016, we had 742 salaried employees and 1,111 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	213	639	852
Carbon Materials and Chemicals	298	244	542
Performance Chemicals	125	223	348
Administration	106	5	111
Total Employees	742	1,111	1,853

Events subsequent to December 31, 2016

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025 (the “2025 Notes”). The proceeds of the new offering were used to repay our outstanding $300.0 million senior secured term loan and to fund a tender offer to repurchase our $300.0 million 7.875 percent Senior Notes due 2019 (the “2019 Notes”), which was completed in February 2017. The 2025 Notes will mature on February 15, 2025 unless earlier redeemed or repurchased. The 2025 Notes are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

In February 2017, the Company entered into a new $400.0 million revolving credit facility (the “New Senior Secured Credit Facility”) which replaced our existing $300.0 million senior secured revolving credit facility. The maturity date of the New Senior Secured Credit Facility is February 2022. The interest rate on the New Senior Secured Credit Facility is variable and is based on LIBOR. Terms under the New Senior Secured Credit Facility are substantially consistent with the prior senior secured revolving credit facility.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Form 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – SEC Filings as soon as reasonably practicable after such filings are made with the Securities and Exchange Commission. The contents of our internet site are not incorporated by reference into this document.

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

¡

The availability and cost of lumber are critical elements in our production of railroad crossties and pole products for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

¡

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden price changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

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

¡

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene, or market indices derived from crude oil. In addition, the market price of phthalic anhydride, naphthalene and carbon black feedstock may be negatively impacted from decreasing market prices for crude oil. Our business was negatively affected by the decreasing market price of oil beginning in the fourth quarter of 2014.

Koppers Holdings Inc.     2016 Annual Report

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

As of December 31, 2016, we had total outstanding debt of $662.4 million, and an additional approximately $159.6 million of unused borrowing capacity under our revolving credit facility. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the 2025 Notes and the New Senior Secured Credit Facility as described in Note 16 of the Notes to Consolidated Financial Statements. Our high degree of leverage could have important consequences to us, including:

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

¡	exposing us to the risk of increased interest rates as certain of our borrowings under our New Senior Secured Credit Facility are at variable rates;
¡	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
¡

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

¡	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our New Senior Secured Credit Facility and the indenture governing the 2025 Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our New Senior Secured Credit Facility and the indenture governing the 2025 Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

¡	incur additional debt;
¡	pay dividends or distributions on our capital stock or repurchase our capital stock;
¡	issue stock of subsidiaries;
¡	make certain investments;
¡	create liens on our assets to secure debt;
¡	enter into transactions with affiliates;
¡	merge or consolidate with another company; and
¡	sell or otherwise transfer assets.

In addition, under the New Senior Secured Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio and a maximum total secured leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our New Senior Secured Credit Facility. Upon the occurrence of an event of default under our New Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under our New Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our New Senior Secured Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our New Senior Secured Credit Facility. If the lenders under our New Senior Secured Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our New Senior Secured Credit Facility, as well as our unsecured indebtedness, including notes.

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

In addition, we rely on our $400.0 million New Senior Secured Credit Facility with a consortium of banks to provide us with liquidity to meet our working capital needs. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our New Senior Secured Credit Facility.

Global economic issues could prevent us from accurately forecasting demand for our products, which could have a material adverse effect on our results of operations and our financial condition.

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

At December 31, 2016, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and equity investments) totaled $609.1 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In 2016, we recognized fixed asset impairment charges of $3.5 million due to the discontinuation of coal tar distillation activities. In 2015 we recognized a goodwill impairment charge of $67.2 million related to our CMC business segment. Also in 2015, we recognized fixed asset impairment charges of $12.8 million related to the decision to discontinue coal tar distillation activities at two of our CMC plants located in the United States and two of our CMC plants located in the United Kingdom. The remaining 2015 fixed asset impairment charges of $1.9 million were related to the closure of our RUPS wood treating plant in Green Spring, West Virginia. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in

Koppers Holdings Inc.     2016 Annual Report

impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

Our products are sold primarily into markets which historically have been cyclical, such as wood preservation, aluminum and specialty chemicals.

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

¡

The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies where we have historically enjoyed high market shares into emerging economies. For example, at the beginning of 2015 there were a total of nine smelters and anode plants operating in the United States. By the end of 2016, only five remained operating and three of these were operating at reduced capacity.

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

Although no one customer accounts for more than eight percent of our net sales for the year ended December 31, 2016, our top ten customers accounted for approximately 41 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

As a producer of wood preservatives, we may incur additional costs under our warranties or otherwise for claims related to treated-wood products.

We provide limited warranties on certain treated-wood products.  These limited warranties cover treated-wood products that are produced by certain of our customers who use wood preservatives supplied by us.  The limited warranties generally provide for replacement of properly treated-wood (or refund of the purchase price for the treated-wood product)

that prematurely fails due to fungal decay or termite attack.  From time to time, we (or our customers) receive claims under these warranties or other claims relating to alleged failures of treated-wood products.  To date, amounts paid for such claims have not been material. However, should the costs of such claims become material, our profitability could be adversely affected.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

¡	the treatment, storage and disposal of wastes;
¡	the investigation and remediation of contaminated soil and groundwater;
¡	the discharge of effluents into waterways;
¡	the emission of substances into the air;
¡	the marketing, sale, use and registration of our chemical products, such as creosote and MicroPro ®;
¡

the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the European Union in quantities of one tonne per year or more to register with a central European Chemicals Agency; and

¡	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2016 were $12.9 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2017 are expected to total approximately $6.1 million, funded by operations. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional sampling or cleanup obligations with respect to our sites or third party sites, may result in significant additional costs, and potentially significant expenditures

Koppers Holdings Inc.     2016 Annual Report

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

Member States of the European Union each have an overall cap on emissions which are approved by the European Commission and implement the European Union Emissions Trading Directive as a commitment to the Kyoto Protocol. Under this Directive, organizations apply to the Member State for an allowance of GHG emissions. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to purchase sufficient allowances will require the purchase of allowances at a current market price.

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

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand, China, South America Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2016, net sales from products sold by our foreign subsidiaries accounted for approximately 33 percent of our total net sales.

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

Koppers Holdings Inc.     2016 Annual Report

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

Many of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. Typically, a number of our labor agreements are scheduled to expire each year. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests, which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our post-retirement obligations are currently underfunded. We may be required to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2016, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $42.7 million. Our pension asset funding to total pension obligation ratio was 82 percent as of December 31, 2016. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $10.0 million at December 31, 2016.

During the years ended December 31, 2016 and December 31, 2015, we contributed $5.3 million and $4.0 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Some specific factors that may have a significant effect on our common stock market price include the following:

¡	actual or anticipated fluctuations in our operating results or future prospects;
¡	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, (the “SEC”);
¡	strategic actions by us or our competitors, such as acquisitions or restructurings;
¡	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
¡	changes in accounting standards, policies, guidance, interpretations or principles;
¡	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
¡	sales of common stock by us, members of our management team or a significant shareholder;
¡	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the railroad industry generally; and
¡	changes in our current dividend policy.

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

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. We may also issue shares of our common stock, or other securities, in connection with employee stock compensation programs, employee stock purchase programs and board of directors’ compensation. In addition, we may issue shares of our common stock or other securities in public or private offerings as part of our efforts to raise additional capital. In the event any such acquisition, investment, issuance under stock compensation programs or offering is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership in us.

We have suspended our dividend and do not expect to pay any dividends for the forseeable future.

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to change or revoke our dividend policy. In February 2015 our board of directors made the decision to suspend our dividend. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Accordingly, we do not anticipate that we will pay any dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s New Senior Secured Credit Facility. Our ability to pay dividends is also limited by the indenture governing the 2025 Notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our

Koppers Holdings Inc.     2016 Annual Report

subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

Risks Related to the 2025 Notes and Other Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2025 Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2025 Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2025 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our New Senior Secured Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

The covenants in Koppers Inc.’s New Senior Secured Credit Facility impose restrictions that may limit our ability to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

Koppers Inc.’s New Senior Secured Credit Facility contains minimum fixed charge coverage and maximum total secured leverage ratios. Additionally, the New Senior Secured Credit Facility includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Our ability to borrow under Koppers Inc.’s New Senior Secured Credit Facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

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

The 2025 Notes are unsecured and are effectively subordinated to our current and future secured indebtedness.

The 2025 Notes are unsecured, and are effectively subordinated to all our current secured indebtedness and any future secured indebtedness that we may incur to the extent of the assets securing such indebtedness. The New Senior Secured Credit Facility permits borrowings of up to $400.0 million. The New Senior Secured Credit Facility and indenture governing the 2025 Notes permit us to incur a substantial amount of additional indebtedness. The 2025 Notes do not have the right to any security interests in any collateral.

In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of the 2025 Notes then outstanding. Holders of the 2025 Notes will participate ratably with all holders of our unsecured indebtedness that are deemed to be of the same class as the 2025 Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of our 2025 Notes that there will be sufficient assets to pay amounts due on the 2025 Notes. As a result, holders of the 2025 Notes may receive less, ratably, than holders of our secured indebtedness.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture or may be prohibited from making a repurchase offer required by the indenture.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding 2025 Notes at 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. The source of funds for that purchase of 2025 Notes will be available cash or cash generated from Koppers Inc. or its subsidiaries, operations or other potential sources, including borrowings, sales of assets or equity financing. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of 2025 Notes or that restrictions in our other indebtedness will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the 2025 Notes indenture.

Holders of 2025 Notes may not be able to determine when a change of control giving rise to their right to require us to repurchase the 2025 Notes has occurred following a sale of “substantially all” of our assets.

A change of control, as defined in the indenture governing the 2025 Notes, requires us to make an offer to repurchase all outstanding 2025 Notes. The definition of change of control includes a phrase relating to the sale, lease or transfer of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of 2025 Notes to require us to repurchase its 2025 Notes as a result of a sale, lease or transfer of less than all of our assets to another individual, group or entity may be uncertain.

Koppers Holdings Inc.     2016 Annual Report

The claims of holders of 2025 Notes will be structurally subordinated to claims of creditors of any of Koppers Inc.’s subsidiaries that do not guarantee the notes.

Only Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. guarantee the 2025 Notes. The 2025 Notes are not guaranteed by any of our non-U.S. subsidiaries. Subject to certain limitations, the indenture governing the 2025 Notes permits the non-guarantor subsidiaries to acquire additional assets and incur additional indebtedness. Holders of 2025 Notes would not have any claim as a creditor against any of the non-guarantor subsidiaries to the assets and earnings of those subsidiaries. The claims of the creditors of those subsidiaries, including their trade creditors, banks and other lenders, will have priority over any of Koppers Inc.’s claims or those of Koppers Inc.’s other subsidiaries as equity holders of the non-guarantor subsidiaries. Consequently, in any insolvency, liquidation, reorganization, dissolution or other winding-up of any of the non-guarantor subsidiaries, creditors of those subsidiaries would be paid before any amounts would be distributed to Koppers Inc. or to any of the other guarantors as equity and thus be available to satisfy the obligations under the 2025 Notes and the guarantees. Accordingly, there can be no assurance that any of the assets of the non-guarantor subsidiaries will be available to satisfy the obligations under the 2025 Notes and the guarantees. In addition, Koppers Holdings has substantially no operations independent of Koppers Inc. and its subsidiaries, and there can be no assurance that Koppers Holdings will have any assets available to satisfy the obligations under its guarantee. As of December 31, 2016, the non-guarantor subsidiaries had approximately $222 million of liabilities (including trade payables but excluding intercompany indebtedness).

Our subsidiaries that do not guarantee the 2025 Notes accounted for approximately $459 million, or 32 percent of our net sales and approximately $51 million, or 59 percent of our operating profit, for the year ended December 31, 2016, and approximately $432 million, or 36 percent of our total assets as of December 31, 2015. Amounts are presented after giving effect to intercompany eliminations.

Federal or state laws allow courts, under specific circumstances, to void debts, including guarantees, and could require holders of 2025 Notes to return payments received from guarantors.

The 2025 Notes are guaranteed by Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. If a bankruptcy proceeding or lawsuit were to be initiated by unpaid creditors, the 2025 Notes and the guarantees of the 2025 Notes could come under review for federal or state fraudulent transfer violations. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, obligations under the 2025 Notes or a guarantee of the 2025 Notes could be voided, or claims in respect of the 2025 Notes or a guarantee of the 2025 Notes could be subordinated to all other debts of the debtor or that guarantor if, among other things, the debtor or the guarantor, at the time it incurred the debt evidenced by such 2025 Notes or guarantee:

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

In addition, any payment by the debtor or guarantor under the 2025 Notes or guarantee of the 2025 Notes could be voided and required to be returned to the debtor or guarantor, as the case may be, or deposited in a fund for the benefit of the creditors of the debtor or guarantor.

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

We cannot be sure as to the standards that a court would use to determine whether or not a guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees of the 2025 Notes would not be voided or subordinated to the guarantor’s other debt. If a guarantee was legally challenged, it could also be subject to the claim that, because it was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the guarantor were incurred for less than fair consideration. A court could thus void the obligations under a guarantee or subordinate a guarantee to a guarantor’s other debt or take other action detrimental to holders of the 2025 Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Denver, Colorado	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Pine products	Takura, Queensland, Australia	Leased

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Christchurch, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Coal tar chemicals	Follansbee, West Virginia	Owned
Carbon products	Jingtang, Hebei Province, China	Leased
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products	Pizhou, Jiangsu Province, China	Leased
Carbon products, phthalic anhydride	Stickney, Illinois	Owned

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

Koppers Holdings Inc.     2016 Annual Report

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 17, 2017. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	48	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	56	Global Vice President, Safety, Health, Environmental and Process Excellence, Koppers Inc.
Daniel R. Groves	50	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	56	Vice President, Risk Management and Deputy General Counsel, Koppers Inc.
Steven R. Lacy	61	Senior Vice President, Administration, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Thomas D. Loadman	62	Senior Vice President, Railroad Products and Services, Koppers Inc.
Mark R. McCormack	57	Vice President, Australasian Operations, Koppers Inc.
Christian A. Nielsen	54	Vice President, North American and European Carbon Materials and Chemicals, Koppers Inc.
Stephen C. Reeder	64	Senior Vice President, Performance Chemicals, Koppers Inc.
James A. Sullivan	53	Senior Vice President, Global Carbon Materials and Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	53	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	52	Vice President, China Operations, Koppers Inc.
Michael J. Zugay	65	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.

Mr. Ball was elected President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. in January 2015. From May 2014 through December 2014, Mr. Ball served as Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. From May 2014 until August 2014, Mr. Ball served as both Chief Operating Officer and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. He served as Vice President and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. from September 2010 to May 2014. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.

Mr. Dowd was elected Global Vice President of Safety, Health, Environmental, and Process Excellence, Koppers Inc. in January 2016.  From July 2012 to December 2015, Mr. Dowd served as Vice President, North American Carbon Materials and Chemicals, Koppers Inc.

Mr. Groves joined Koppers Inc. and was elected Vice President, Human Resources in May 2011.

Ms. Hyde was elected Vice President, Risk Management and Deputy General Counsel, Koppers Inc. in January 2016.  From January 2005 to December 2015, Ms. Hyde served as Vice President, Safety and Environmental Affairs of Koppers Inc.

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings Inc. in November 2004 and has been Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy has served as a Director of Koppers Inc. since May 2013.

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

Mr. Reeder was elected Senior Vice President, Performance Chemicals, Koppers Inc. in January 2016.  Mr. Reeder served as Senior Vice President of Americas Wood Preserving and Assistant Secretary of Koppers Performance

Chemicals Inc. (formerly known as Osmose, Inc.) from our acquisition of Osmose, Inc. in August 2014 until December 2015.  Prior to our acquisition of Osmose, Inc., Mr. Reeder served as Senior Vice President of U.S. Wood Preserving for Osmose, Inc. since 2010.

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

Ms. Tronsberg-Deihle was elected Treasurer of Koppers Holdings Inc. and Koppers Inc. in August 2008.

Mr. Zhu has served as Vice President, China Operations of Koppers Inc. since March 2011.

Mr. Zugay was elected Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. in August 2014. Prior to joining Koppers, Mr. Zugay was Co-Chief Executive Officer for Michael Baker Corporation (engineering and other consulting services) from December 2012 to October 2013. Mr. Zugay served as Chief Financial Officer of Michael Baker Corporation from February 2009 to January 2014. Mr. Zugay has served as a Director of Koppers Inc. since May 2015.

Koppers Holdings Inc.     2016 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common shares at January 31, 2017 was 87.

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Nevertheless, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. We historically had issued a quarterly cash dividend of $0.25 per share of our common stock every quarter for the past two years ended December 31, 2014. In February 2015, our board of directors decided to suspend our quarterly cash dividend and no dividends were declared in 2015 or 2016. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by Koppers Inc.’s credit agreement, the indenture governing Koppers Inc.’s Senior Notes due 2025 and by Pennsylvania law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.”

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2016 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2016. The selected historical consolidated financial data for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,416.2	$1,626.9	$1,555.0	$1,478.3	$1,555.0
Depreciation and amortization	52.9	59.0	44.0	29.7	27.6
Impairment and restructuring charges (1)	20.1	42.2	17.9	11.9	0.6
Goodwill impairment (2)	0.0	67.2	0.0	0.0	0.0
Operating profit (loss)	86.4	(29.6)	33.2	100.3	126.6
Interest expense	50.8	50.7	39.1	26.8	27.9
Income (loss) from continuing operations	27.1	(75.9)	(40.0)	40.2	67.3
Income (loss) from discontinued operations	0.6	(0.1)	0.6	(0.1)	(0.1)
Net income (loss) (3)	27.7	(76.0)	(39.4)	40.1	67.2
Net income (loss) attributable to Koppers	29.3	(72.0)	(32.4)	40.4	65.6
Earnings (loss) from Continuing Operations Per Common Share Data:
Basic – continuing operations	$1.39	$(3.50)	$(1.61)	$1.96	$3.18
Diluted – continuing operations	1.36	(3.50)	(1.61)	1.94	3.14
Weighted average common shares outstanding (in thousands):
Basic	20,636	20,541	20,463	20,575	20,681
Diluted	21,055	20,541	20,463	20,815	20,927
Balance Sheet Data:
Cash and cash equivalents (4)	$20.8	$21.8	$51.1	$82.2	$66.7
Total assets (5)	1,087.5	1,125.4	1,293.9	784.9	780.0
Total debt (5)	662.4	734.8	850.5	303.1	296.1
Other Data:
Capital expenditures	$49.9	$40.7	$83.8	$72.9	$28.9
Cash dividends declared per common share	$0.00	$0.00	$1.00	$1.00	$0.96

(1)

Includes plant closure and severance costs totaling $13.2 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $6.9 million related to the restructuring of three RUPS wood treating plants in the United States for the year ended December 31, 2016. Includes plant closure and severance costs totaling $36.5 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $5.7 million related to the closure of the RUPS wood treating plant in Green Spring, West Virginia for the year ended December 31, 2015. Includes plant closure and severance costs totaling $13.2 million related to the closure of the Company’s coal tar distillation facility in Uithoorn, the Netherlands and fixed asset impairment charges totaling $4.7 million related to the Company’s coal tar distillation facility located in Tangshan China for the year ended December 31, 2014. Includes impairment charges of $11.9 million primarily consisting of write-downs related to facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia for the year ended December 31, 2013.

(2)	In 2015, the Company recorded a $67.2 million impairment charge related to goodwill for the CMC business segment.
(3)

Income tax (benefit) expense for 2015 and 2014 was impacted by $(16.1) million related to Carbon Materials and Chemicals’ goodwill impairment and $24.3 million related to a legal entity restructuring project, respectively.

(4)	Includes cash of discontinued operations.
(5)	The acquisition of the Osmose entities materially affect the comparability of these amounts for years prior to December 31, 2014.

Koppers Holdings Inc.     2016 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of treated wood products, wood preservation chemicals, and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber, and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, China and Europe.

We operate three principal businesses: Railroad and Utility Products and Services (“RUPS”), Performance Chemicals (“PC”) and Carbon Materials and Chemicals (“CMC”).

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in Australia. We also provide rail joint bar products as well as various services to the railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications. Our CMC business processes coal tar into a variety of products, including carbon pitch, creosote, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, the production of aluminum, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively.

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has a significant installed base of approximately 700 million wood crossties that require periodic replacement. As a result, demand has historically been relatively stable in the range of 22-25 million wood crossties annually. We sell treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada, and utility poles to the utility sector in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of hardwood crosstie concentration yards. The first component of our revenue stream occurs when we procure the untreated crossties, on behalf of our customers, at a nominal markup. This practice provides the railroad customers with an assured level of inventory and minimizes our working capital usage as untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. Subsequent to the air seasoning period, the next phase involves the RUPS segment providing value-added services to customers through treating crossties, switch ties and various types of lumber used for railroad bridges and crossings. The processes include creosote-only treatment as well as a combination of creosote and borate treatments. During any given year, there is a seasonal effect in the winter months on our crosstie business depending on weather conditions for harvesting lumber and installation.

Over the past twelve months, rail freight has declined due to lower shipments of coal, oil and gas, durable goods, and related products. As a result of their declining revenue base, the major companies in the rail industry have substantially reduced both operating and capital spending in 2016 from the prior year’s peak spending level, which had a negative short-term impact on sales of various products and services that we provide to that industry. Also, we expect that 2017 revenues and profitability will again reflect a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. The lower demand has caused the market to reduce raw material purchase prices primarily in the Eastern U.S. which, due to certain cost pass-through conditions, will further reduce our revenues in the near term, but have a minimal impact on our profitability. Furthermore, the lower demand has also resulted in price reductions for the products we supply the commercial railroad business as competition has increased to replace the lower Class I demand.

Earlier in the year, we extended a contract with Norfolk Southern Railway Company, one of our largest railroad customers, to 2021. We currently supply all seven of the North American Class I railroads and have had long-standing relationships with these customers.  We have approximately 70 percent of North American sales under long-term contracts and believe that we will continue to grow our market position. We also signed long-term rail joint agreements with two of our largest railroad customers, representing market share gains for a critical maintenance-of-way part of the RUPS business. These rail joint contracts have terms of three years and five years.

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

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia and New Zealand. Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. The National Association of Realtors estimates that existing home sales will increase two percent in 2017 which we expect will favorably impact repair and remodeling activity. According to the Leading Indicator of Remodeling Activity (“LIRA”), strong gains in home renovation and repair is expected to continue into mid-2017 before moderating somewhat later in the year.

We believe that PC is the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters who supply pressure treated wood products to large retailers and independent lumber dealers. These retailers and dealers, in turn, serve the residential, agricultural and industrial pressure-treated wood market. Our primary products are copper-based wood preservatives, including micronized copper azole (“MicroPro®”) and micronized pigments (“MicroShades®”). Applications for these products include decking, fencing, utility poles, construction lumber and other outdoor structures. We continue to invest in research and development activities at various locations around the world, particularly in areas that have high fungal decay and termite activity, in order to assess the performance and efficacy of various wood preservation systems.

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing through entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 30 months. Those hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time, we enter into forward transactions based upon long-term forecasted needs of copper. Those forward positions are typically marked to market on a quarterly basis.

In North America, we are vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We believe our vertical integration is part of our proprietary processes and reflects an important competitive advantage. In addition, we believe this provides our customers with the security of a continuous supply of wood preservative chemicals.

The National Association of Realtors (“NAR”) reported that existing home sales continue to show healthy demand due to the highest percentage of first-time buyers in more than four years and is likely to be sustained into at least the spring of 2017. The NAR cited consistent job gains and affordable mortgage rates as economic underpinnings that are helping consumers to gain additional confidence. This is consistent with what the Conference Board reported, which is that consumer confidence remains relatively strong and is on a positive trend. We have seen favorable market trends in the repair and remodeling markets and existing home sales in 2016. In addition, starting in the second quarter of 2016, we have observed that large retailers and lumber dealers are opting for a product mix with higher levels of preservative retention driven primarily by changes in treated wood product application standards. This shift towards a higher retention product mix simplifies the treating and stocking processes for the treaters that purchase PC products and their end-customers, as well as provides for higher quality products that will better withstand the effects of insects and fungal decay. Even though it is difficult to predict competitive trends and to quantify the total impact it will have on PC sales, operating profit, and cash flow, we believe the shift to higher retention product mix will continue into 2017 but will begin to moderate as the market completes this transition.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes. The smelting of aluminum requires significant amounts of energy, which is a major cost

Koppers Holdings Inc.     2016 Annual Report

component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Australia and Western Europe have seen significant amounts of smelting capacity idled or closed over the past decade. This geographic shift accelerated during the past 12 to 24 months with further curtailments and closures in the U.S. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. Over the past years, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Our ability to obtain coal tar and the price we are able to negotiate for coal tar has a significant impact on the level of profitability of our business. Significant increases in raw material costs can result in margin dilution if the increased cost of the raw material cannot be passed on to the customer. Additionally, in regions where the available supply of our products exceeds demand and the pricing is competitive, we may not be able to recover raw material cost increases in the selling prices for our end products. As our CMC business consolidates its operating footprint and lowers production levels, we anticipate that our raw material needs will be significantly less than historically required and we will continue to evaluate potential opportunities to lower our overall input costs.

In January 2017, we entered into new long-term coal tar supply agreements with a leading global steelmaker, which have initial terms of 10 years. Under these agreements, we will purchase a contracted volume of coal tar from this supplier which will satisfy a significant portion of our North American raw material needs for the CMC business. We also entered into a five-year extension through 2025 of our primary coal tar supply agreement for our facility in Europe.

We believe that the restructuring initiatives that we have implemented thus far are beginning to lessen the impact of oil prices on our business. As we shift our focus to producing only the needed amount of creosote, we are distilling lower volumes of coal tar and thereby, have fewer products exposed to the price of oil. In addition, we believe our overall profitability will improve due to a more streamlined and efficient cost structure as well as our ability to secure lower raw material costs through key long-term supply agreements.

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

As a result, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total. The remaining facilities are located in regions where we believe we hold key competitive advantages that allow us to better serve our global customers: Stickney, Illinois; Nyborg, Denmark; Mayfield, Australia; and Jiangsu Province, China.

The reduction in operating capacity at the seven closed or sold coal tar distillation we have incurred substantial restructuring and impairment costs over the last three years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of between $9 million to $17 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $40 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

In January 2017, we entered into a transaction to lease our Follansbee, West Virginia facility to a third party. It is anticipated that we will relocate our naphthalene refining activities at the Follansbee facility to our Stickney facility in early 2018 and will continue to utilize the site as a distribution terminal during the lease period.

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

Results of Operations – Comparison of Years Ended December 31, 2016 and December 31, 2015

Consolidated Results

Net sales for the years ended December 31, 2016 and 2015 are summarized by segment in the following table:

	Year Ended December 31,
	2016	2015	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$586.5	$657.0	-11%
Carbon Materials and Chemicals	436.3	613.4	-29%
Performance Chemicals	393.4	356.5	10%
	$1,416.2	$1,626.9	-13%

Railroad and Utility Products and Services net sales for the year ended December 31, 2016 decreased by $70.5 million or 11 percent compared to the prior year. The sales decrease was primarily due to lower sales volumes of treated crossties and utility products. Sales of treated crossties declined by $52.2 million or ten percent. The reduction in treated crossties is attributed to lower spending in the rail industry due to the impact of reduced freight car loadings and rail traffic across both the Class I and commercial markets. In addition, commercial pricing has been reduced due to an over-supply of crossties in the railroad market.

The decrease in sales of utility products was due to reduced demand in the Australian utility pole market combined with the Company’s decision in 2015 to exit the utility pole business in the United States. Approximately $9.6 million or 14 percent of the sales decline from prior year is due to the Company’s exit from non-core businesses in the United States, including the utility pole business and a dimensional lumber treating plant.

Carbon Materials and Chemicals net sales for the year ended December 31, 2016 decreased by $177.1 million or 29 percent compared to the prior year due mainly to lower sales volumes for carbon pitch, carbon black feedstock and other coal tar products with lower sales prices for carbon pitch and phthalic anhydride, partially offset by higher phthalic anhydride volumes. The reduction in carbon black feedstock sales volumes was driven by our strategy to reduce total distillate production and direct as much production as possible to the higher value wood preservative market. Carbon pitch sales volumes were lower in the United States and China. Reduced volume of carbon pitch in the United States is due to the reduction of aluminum manufacturing capacity. Sales of coal tar chemicals increased over the prior year period due to an increase in sales volumes of phthalic anhydride. The increase in volume was partially offset by a reduction in pricing driven by the effect of lower orthoxylene pricing on phthalic anhydride.

Performance Chemicals net sales increased by $36.9 million or 10 percent compared to the prior year. The sales increase was due primarily to higher North American sales volumes for some copper-based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year period.

Cost of sales as a percentage of net sales was 80 percent for the year ended December 31, 2016, compared to 84 percent in the prior year due mainly to a sales mix shift as higher gross margins for PC driven by increased sales volumes and lower costs more than offset lower sales volumes and gross margins from CMC due to restructuring activities.

Depreciation and amortization charges for the year ended December 31, 2016 were $6.1 million lower when compared to the prior year period due mainly to a reduction in assets related to our shutdown of distillation facilities in the United

Koppers Holdings Inc.     2016 Annual Report

States and United Kingdom as well as accelerated depreciation and asset retirement obligation amortization in the prior year period related to the closure of our wood treating facility in Green Spring, West Virginia.

Gain on sale of business of $2.1 million for the year ended December 31, 2016 reflected the sale of our CMC tar distillation properties and assets in the United Kingdom in July 2016. Gain on sale of business of $3.2 million for the year ended December 31, 2015 reflected the sale of our North American utility pole business in January 2015.

Impairment and restructuring charges were $22.1 million lower for the year ended December 31, 2016 primarily related to the decision in the prior year to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom. The remaining 2015 charges were related to the RUPS closure of a wood treating plant in Green Spring, West Virginia. The $20.1 million of impairment and restructuring charges incurred for the year ended December 31, 2016 was due mainly to an accrual for future real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom and impairment charges for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania. The remaining 2016 charges were related to the exit of three non-core RUPS businesses in the United States.

Goodwill impairment charges were $67.2 million for the prior year. The 2015 charges reflected the complete write-down of goodwill for the Carbon Materials and Chemicals business. There was no goodwill impairment in the current year.

Selling, general and administrative expenses for the year ended December 31, 2016 were $6.4 million higher when compared to the prior year due mainly to a pension settlement charge of $4.4 million and increases in short-term incentive expense and stock compensation expense in the current year period.

Interest expense for the year ended December 31, 2016 was $0.1 million higher when compared to the prior year as a result of the write-off of debt issuance costs totaling $2.0 million in 2016 due to the reduction of borrowing capacity under our revolving credit agreement was partially offset by reduced average debt levels as compared to the prior year period.

Income taxes for the year ended December 31, 2016 were $15.6 million higher when compared to the prior year period. This increase is primarily due to significantly higher pre-tax earnings when compared to the prior year period. The effective tax rate for the year ended December 31, 2016 was 29.6 percent. The primary reason the effective tax rate differs from the United States federal statutory tax rate of 35.0 percent is the higher amount of pre-tax earnings in jurisdictions that have a statutory tax rate less than the United States federal statutory tax rate. The effective tax rate for the year ended December 31, 2015 was 5.3 percent. The effective tax rate in the prior year period differed from the United States federal statutory tax rate of 35.0 percent primarily due to goodwill impairment charges that were not deductible in certain foreign jurisdictions along with recording a valuation allowance for certain state and foreign net operating losses and temporary differences.

Segment Results

Segment operating profit for the years ended December 31, 2016 and 2015 is summarized by segment in the following table:

	Year Ended December 31,
	2016	2015	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$51.1	$62.2	-18%
Carbon Materials and Chemicals	(25.1)	(125.0)	80%
Performance Chemicals	62.0	39.0	59%
Corporate	(1.6)	(5.8)	-72%
	$86.4	$(29.6)	392%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	8.7%	9.5%	-0.8%
Carbon Materials and Chemicals	-5.8%	-20.4%	14.6%
Performance Chemicals	15.8%	10.9%	4.9%
	6.1%	-1.8%	7.9%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2016 decreased by $11.1 million or 18 percent compared to the prior year. Operating profit as a percentage of sales decreased to 8.7 percent from 9.5 percent. The decrease in operating profit is due primarily to costs related to the Company’s decision to exit a utility pole business and a dimensional lumber plant in the United States. The combined reduction in operating profit due to exiting these businesses was $7.5 million.

In addition, operating profit declined due to reduced sales volumes of crossties, utility poles, and rail joints combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the railroad market. The negative impact from these factors was partially offset by a favorable sales mix of higher margin products and services including increased crosstie treatment and bridge services. Cost savings related to the closure of the Green Spring, West Virginia facility provided an additional benefit in the second half of 2016.

Carbon Materials and Chemicals operating loss for the year ended December 31, 2016 decreased by $99.9 million or 80 percent compared to the prior year. Operating loss in the prior year included a goodwill impairment charge of $67.2 million and other asset impairment charges and restructuring charges of $34.7 million. Operating loss was positively affected by lower raw material costs and restructuring cost savings in North America. Lower sales prices in most product lines, accelerated depreciation, costs to restructure operations and unabsorbed fixed costs partially offset the positive impacts.

Performance Chemicals operating profit increased by $23.0 million compared to the prior year. Operating profit as a percentage of net sales for PC increased to 15.8 percent from 10.9 percent in the prior year. Operating profit for the year ended December 31, 2016 was positively impacted due primarily to higher North American sales volumes for copper-based wood preservatives. Higher sales volumes were driven primarily by changes in treated wood product application standards resulting in treated wood dealers stocking and selling more high retention ground contact treated wood.

Sales volumes have also improved due to favorable market trends in the repair and remodeling markets and existing home sales. Favorable non-recurring items, including the reversal of an environmental liability, resulted in approximately $3.7 million of operating profit in the current year.

Results of Operations – Comparison of Years Ended December 31, 2015 and December 31, 2014

Consolidated Results

Net sales for the years ended December 31, 2015 and 2014 are summarized by segment in the following table:

	Year Ended December 31,
	2015	2014	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$657.0	$597.8	10%
Carbon Materials and Chemicals	613.4	833.7	-26%
Performance Chemicals	356.5	123.5	189%
	$1,626.9	$1,555.0	5%

Railroad and Utility Products and Services net sales for the year ended December 31, 2015 increased by $59.2 million or ten percent compared to the prior year. The sales increase was due primarily to higher sales volumes for railroad crossties combined with incremental sales of $35.7 million from certain businesses acquired from Osmose Holdings, Inc. (“Osmose”) that are a part of RUPS. The higher sales volume for crossties were due to strong industry demand combined with inventory restocking by railroad customers who reduced inventory levels over the past several years due to competitive market conditions for hardwood lumber.

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

Performance Chemicals net sales increased by $233.0 million compared to the prior year. The sales increase was due primarily to the PC business being consolidated for a full 12-month period in 2015 versus a 4.5 month period in 2014. This segment consists of the wood preservation business that was acquired from Osmose in August 2014. Sales for this business, which produces various copper-based wood preservatives used in decking, fencing and other residential, commercial, and agricultural applications are driven primarily by residential remodeling and existing home sales. Operating results for PC for the first and fourth quarters are typically lower than results for the second and third quarters due to seasonality related to winter weather conditions.

Cost of sales as a percentage of net sales was 84 percent for the year ended December 31, 2015, compared to 86 percent in the prior year due mainly to the acquisition of the higher margin PC business and higher gross margins for RUPS driven by increased sales volumes and improved cost performance, which more than offset lower gross margin for CMC.

Koppers Holdings Inc.     2016 Annual Report

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

Selling, general and administrative expenses for the year ended December 31, 2015 were $8.4 million higher when compared to the prior year mainly due to the PC business that was acquired in August 2014. Additionally, $1.4 million of costs were incurred in 2015 related to CMC restructuring and reorganization projects.

Interest expense for the year ended December 31, 2015 was $11.6 million higher when compared to the prior year as a result of higher debt levels due to financing for the acquisition of the PC business from Osmose in August 2014.

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

Segment Results

Segment operating profit for the years ended December 31, 2015 and 2014 is summarized by segment in the following table:

	Year Ended December 31,
	2015	2014	% Change
(Dollars in millions)
Operating (loss) profit:
Railroad and Utility Products and Services	$62.2	$53.6	16%
Carbon Materials and Chemicals	(125.0)	(5.3)	-
Performance Chemicals	39.0	1.6	-
Corporate	(5.8)	(16.7)	-65%
	$(29.6)	$33.2	-189%
Operating (loss) profit as a percentage of net sales:
Railroad and Utility Products and Services	9.5%	9.0%	0.5%
Carbon Materials and Chemicals	-20.4%	-0.6%	-19.8%
Performance Chemicals	10.9%	1.3%	9.6%
	-1.8%	2.1%	-3.9%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2015 increased by $8.6 million or 16 percent compared to the prior year. Operating profit as a percentage of sales increased to 9.5 percent from 9.0 percent in the prior year due to higher sales volumes for crossties caused by strong commercial industry demand and inventory restocking by railroad customers and the contribution from the August 2014 acquisition of the railroad structures business from Osmose.

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

Performance Chemicals operating profit increased by $37.4 million compared to the prior year. Operating profit as a percentage of net sales for PC increased to 10.9 percent from 1.3 percent in the prior year.  Operating profit for the year ended December 31, 2015 was positively impacted due primarily to the PC business being consolidated for a full 12-month period in 2015 versus 4.5 months in 2014.

Cash Flow

Net cash provided by operating activities was $119.5 million for the year ended December 31, 2016 as compared to net cash provided by operating activities of $127.7 million for the year ended December 31, 2015. The net decrease of $8.2 million in cash from operations was due primarily to higher working capital usage compared to the prior year period principally as a result of an increase in inventory in the current year period and the receipt of a cash advance payment of $30.0 million to Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) due to the amendment of a soft pitch supply agreement with its customer in the prior year period.

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

Net cash used in investing activities was $53.7 million for the year ended December 31, 2016 as compared to net cash used in investing activities of $41.1 million for the year ended December 31, 2015. The increase in net cash used by investing activities of $12.6 million is due to an increase in capital expenditures of $9.2 million and cash transferred to the acquirer of our CMC coal tar distillation facilities in the United Kingdom in exchange for the buyer assuming historical environmental and asset retirement obligations. The prior year period reflected $12.5 million for the acquisition of the KMG creosote business which was partially offset by $12.3 million of cash proceeds from the sale of the North American utility pole business in the first quarter of 2015.

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

Net cash used in financing activities was $62.7 million for the year ended December 31, 2016 as compared to net cash used in financing activities of $123.4 million for the year ended December 31, 2015. The difference is due mainly to net debt repayments totaling $61.4 million in 2016 as compared to repayments of $113.4 million in the prior year. The remaining offset is due to $8.7 million of dividends paid in the prior year compared to no dividends paid in the current year.

Net cash used in financing activities was $123.4 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $516.1 million for the year ended December 31, 2014. The difference is due mainly to net debt repayments totaling $113.4 million in 2015 as compared to borrowings of $547.5 million in the prior year used to finance the Osmose acquisition, the acquisition of a wood treating plant in Ashcroft, British Columbia and construction costs at the KJCC facility in China.

Dividends paid were $8.7 million for the year ended December 31, 2015. Dividends paid in 2015 include $3.5 million of dividends paid to the non-controlling interest shareholder of KCCC, our 60-percent owned subsidiary, and $5.2 million in dividends to Koppers Holdings shareholders relating to dividends declared on November 5, 2014. There were no dividends paid during 2016.

Liquidity and Capital Resources

As of December 31, 2016, Koppers Inc. had a $300.0 million senior secured revolving credit facility and a $232.5 million senior secured term loan (the “Prior Senior Secured Credit Facilities”) and $298.1 million principal value outstanding of senior notes due 2019 (the “2019 Notes”).

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes will pay interest semi-annually in arrears on February 15 and August 15 beginning on August 15, 2017 and will mature on February 15, 2025 unless earlier redeemed or repurchased. The 2025 Notes are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay its outstanding term loan under the Prior Senior Secured Credit Facilities and to fund a tender offer to repurchase the 2019 Notes. The tender offer for the 2019 Notes was completed in early February 2017. Any 2019 Notes remaining outstanding following the tender offer were

Koppers Holdings Inc.     2016 Annual Report

called for redemption and Koppers Inc. concurrently satisfied and discharged its remaining obligations under the indenture governing the 2019 Notes.

In February 2017, the Company entered into a new $400.0 million senior secured revolving credit facility (the “New Senior Secured Credit Facility”) which replaced the Prior Senior Secured Credit Facilities. The maturity date of the New Senior Secured Credit Facility is February 2022. The interest rate on the New Senior Secured Credit Facility is variable and is based on LIBOR. Terms under the New Senior Secured Credit Facility are substantially consistent with the Prior Senior Secured Credit Facilities.

Expenses associated with the redemption of the 2019 Notes and replacement of the Prior Senior Secured Credit Facilities are estimated to be $16.0 million in the first quarter of 2017. These costs consist of tender offer premiums, fees and write off of unamortized debt issuance costs.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. As with the Prior Senior Secured Credit Facilities, the New Senior Secured Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s 2025 Notes, (2) no event of default or potential default has occurred or is continuing under the credit agreement, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture, is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2016 the basket totaled $136.1 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s revolving credit facility may restrict the ability of Koppers Inc. to pay dividends. See “—Debt Covenants.” Koppers Holdings suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future.

Liquidity

Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc., Koppers Holdings and their material domestic subsidiaries. The revolving credit facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2016, we had $159.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2016, $43.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2016 (dollars in millions):

Cash and cash equivalents(1)	$20.8
Amount available under revolving credit facility	159.6
Amount available under other credit facilities	1.1
Total estimated liquidity	$181.5

(1)	Cash includes approximately $21 million held by foreign subsidiaries, which if repatriated to the United States, would not incur a material cash tax cost.

Our estimated liquidity was $76.5 million at December 31, 2015.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions. Capital expenditures in 2017, excluding acquisitions, if any, are expected to total approximately $70 million to $75 million and are expected to be funded by cash from operations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2016. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Later years
(in millions)
Long-term debt (including accretion) (1)	$673.0	$42.6	$612.3	$18.1	$0.0
Interest on debt	113.4	40.7	71.9	0.8	0.0
Operating leases	167.3	43.9	51.4	25.2	46.8
Purchase commitments (2)	679.9	148.6	237.7	153.3	140.3
Total contractual cash obligations	$1,633.6	$275.8	$973.3	$197.4	$187.1

(1)

Consists primarily of the maturity of the Senior Notes due 2019 and Prior Senior Secured Credit Facilities. The $500.0 million 2025 Senior Notes mature in 2025. The $400.0 million New Senior Secured Credit Facility entered in February 2017 will mature in 2022.

(2)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $5.1 million in 2017. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 in our consolidated financial statements.

As of December 31, 2016, there was $9.7 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2016. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
	Total
	Amounts
	Committed	2017	2018-2019	2020-2021	Later years
(in millions)
Lines of credit (unused)	$199.9	$0.0	$199.9	$0.0	$0.0
Standby letters of credit	43.5	43.5	0.0	0.0	0.0
Total other commercial commitments	$243.4	$43.5	$199.9	$0.0	$0.0

Debt Covenants at December 31, 2016

The covenants that would affect availability of the revolving credit facility under the Prior Senior Secured Credit Facilities and which would restrict the ability of Koppers Inc. to pay dividends included the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2016 was 1.68.

¡	The leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The leverage ratio at December 31, 2016 was 3.82.

Under our New Senior Secured Credit Facility, we must continue to comply with the fixed charge coverage ratio and a leverage ratio not to exceed 2.75 with respect to secured debt. We are currently in compliance with all covenants governing the revolving credit facility. Our continued ability to meet those financial ratios can be affected by events beyond our control, however, we currently expect that our net cash flows from operating activities and funds available from our revolving credit facility will be sufficient to provide for our working capital needs and capital spending requirements over the next twelve months.

Koppers Holdings Inc.     2016 Annual Report

At December 31, 2016, Koppers Inc. had $298.1 million principal value outstanding of 2019 Notes. We have subsequently completed a tender offer for the 2019 Notes and called for redemption all 2019 Notes that remain outstanding following the tender offer.

In January 2017, Koppers Inc. completed a private offering of $500.0 million aggregate principal amount of 2025 Notes. The 2025 Notes include customary covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. We are currently in compliance with all covenants in the 2025 Notes indenture.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2016, 2015 and 2014, exchange rate fluctuations resulted in a decrease to comprehensive income of $4.3 million, $20.6 million and $30.6 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (gains) losses were $(1.3) million, $10.4 million and $(0.6) million for the years ended December 31, 2016, 2015 and 2014, respectively.

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 3 “New Accounting Pronouncements” of the Notes to the Consolidated Financial Statements.

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

Inventories.  In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 65 percent and 66 percent of the FIFO inventory value at December 31, 2016 and 2015, respectively. In 2016, 2015 and 2014, we recorded inventory write-downs of $0.6 million, $1.4 million and $2.4 million, respectively, related to lower of cost or market conditions for our subsidiaries that value inventory on the FIFO basis.

Long-Lived Assets.  Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at cost. If we determine a long-lived asset is impaired, we adjust to fair value. Fair value is based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated. During 2016 and 2015, we recorded fixed asset impairment charges of $3.5 million and $12.8 million, respectively, primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the

United States, China and the United Kingdom. During 2015, we also recorded fixed asset impairment charges of $1.9 million related to the RUPS wood treating plant in Green Spring, West Virginia.

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

Goodwill remaining on our consolidated balance sheet at December 31, 2016 is $186.4 million and is substantially all related to our PC operating segment. We determined that no impairment of goodwill at any of our reporting units was required as of December 31, 2016.

In 2015, we determined in the first step of the goodwill analysis that the carrying value of the CMC reporting unit exceeded the fair value so we performed the second step of the impairment analysis in order to determine the implied fair value of CMC’s goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill. Based upon this analysis and the observed negative factors including a declining market capitalization, downsizing of the global aluminum markets and continued decline in spot and forward oil pricing, we recorded a goodwill impairment charge of $67.2 million for the CMC reporting unit in the fourth quarter of 2015. As a result of the goodwill impairment charge, there is no goodwill remaining for the CMC reporting unit.

Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $141.9 million as of December 31, 2016. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2016 our balance sheet included $69.1 million of deferred tax assets, net of a $40.2 million valuation allowance. We also had $48.3 million of deferred tax liabilities resulting in net deferred tax assets of $20.8 million, substantially all related to our U.S. jurisdictions. Management evaluated the ability to realize these deferred tax assets, particularly in light of the financial reporting losses reported over the preceding three years.  As discussed in Note 14, “Goodwill and Other Identifiable Intangible Assets,” the Company incurred a goodwill impairment charge of $67.2 million, of which $25.1 million related to goodwill that was not deductible, in 2015. This impairment charge was the primary factor that has contributed to the Company being in a cumulative loss for financial reporting purposes. Management considered the cumulative loss for financial reporting purposes when making this evaluation and concluded that it was more likely than not that the Company’s deferred tax assets would be realized since it will generate sufficient future taxable income in periods when these deferred tax assets become deductible and concluded that no valuation allowance was required. To the extent future taxable income projections are not achieved, we could be required to record a valuation allowance against certain deferred tax assets. Item 8. Financial Statements and Supplementary Data – Note 10 includes information on deferred tax activity during the past two years.

Accrued Insurance.  We are insured for property, casualty and workers’ compensation insurance up to various stop-loss amounts after meeting required retention levels. Losses are accrued based upon estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience. In the event we incur a significant number of losses beyond the coverage retention limits, additional expense beyond the actuarial projections would be required. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Koppers Holdings Inc.     2016 Annual Report

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2016, we recorded additional asset retirement obligations of $2.7 million principally related to the retirement of water containment systems and storage tank and railcar cleaning costs in the United States and the United Kingdom. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2016, we use our third party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $7.9 million and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.5 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 percent equity securities and 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 5.10 percent for 2017 defined benefit pension expense. Decreasing the 5.10 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.5 million.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2016. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2016, we had outstanding copper swap contracts totaling 49.1 million pounds and the fair value of these contracts was a gain of $11.6 million. A portion of the gain totaling $10.6 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $1.0 million is recognized in income. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2016 market price of copper, other comprehensive income, before tax, would be $0.1 million and the effect on pretax income would be a loss of $0.6 million for the year ended December 31, 2016.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2016 we had $364.2 million of fixed rate debt and $298.2 million of variable rate debt. Our ratio of variable rate debt to fixed rate debt at December 31, 2016 was approximately 82 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2016 would have increased the unrealized fair market value of the fixed rate debt by approximately $5.8 million. The earnings and cash flows for the year ending December 31, 2016, assuming a one percentage point increase in interest rates would have decreased approximately $3.0 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, New Zealand, Canada, the Netherlands, China and the United Kingdom. Holding other

Koppers Holdings Inc.     2016 Annual Report

variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2016, would be a reduction of approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.     2016 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2016. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 44.

February 24, 2017

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Koppers Holdings Inc.:

We have audited Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Koppers Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Koppers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Koppers Holdings Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for the year then ended and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 24, 2017

Koppers Holdings Inc.     2016 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheet of Koppers Holdings Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2016 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koppers Holdings Inc. and subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2015. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Holdings Inc. at December 31, 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 29, 2016, except for the effect of adopting ASU 2015-03 as described in Note 3, as to which date is January 13, 2017

Koppers Holdings Inc.     2016 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions, except per share amounts)
Net sales	$1,416.2	$1,626.9	$1,555.0
Cost of sales (excluding items below)	1,127.9	1,366.7	1,343.7
Depreciation and amortization	52.9	59.0	44.0
Gain on sale of business	(2.1)	(3.2)	0.0
Impairment and restructuring charges	20.1	42.2	17.9
Goodwill impairment	0.0	67.2	0.0
Selling, general and administrative expenses	131.0	124.6	116.2
Operating profit (loss)	86.4	(29.6)	33.2
Other income, net	2.9	0.2	0.0
Interest expense	50.8	50.7	39.1
Income (loss) before income taxes	38.5	(80.1)	(5.9)
Income tax provision (benefit)	11.4	(4.2)	34.1
Income (loss) from continuing operations	27.1	(75.9)	(40.0)
Income (loss) from discontinued operations, net of tax (expense) benefit of $(0.3), $0.1 and $(1.0)	0.6	(0.1)	0.6
Net income (loss)	27.7	(76.0)	(39.4)
Net loss attributable to noncontrolling interests	(1.6)	(4.0)	(7.0)
Net income (loss) attributable to Koppers	$29.3	$(72.0)	$(32.4)
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.39	$(3.50)	$(1.61)
Discontinued operations	0.03	(0.01)	0.03
Earnings (loss) per basic common share	$1.42	$(3.51)	$(1.58)
Diluted -
Continuing operations	$1.36	$(3.50)	$(1.61)
Discontinued operations	0.03	(0.01)	0.03
Earnings (loss) per diluted common share	$1.39	$(3.51)	$(1.58)
Weighted average shares outstanding (in thousands):
Basic	20,636	20,541	20,463
Diluted	21,055	20,541	20,463
Dividends declared per common share	$0.00	$0.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Net income (loss)	$27.7	$(76.0)	$(39.4)
Changes in other comprehensive income (loss):
Currency translation adjustment	(4.3)	(20.6)	(26.0)
Foreign currency transactions of long-term subsidiary investments	0.0	0.0	(4.6)
Derivative financial instrument net gain (loss), net of tax (expense) benefit of $(8.0), $1.2 and $2.6	12.9	(2.2)	(3.8)
Unrecognized pension prior service benefit, net of tax benefit of $0.0, $0.4 and $0.1	0.0	(0.7)	(0.2)
Unrecognized pension net gain (loss), net of tax (expense) benefit of $(2.0), $(1.0) and $8.0	2.3	3.7	(15.9)
Total comprehensive income (loss)	38.6	(95.8)	(89.9)
Comprehensive loss attributable to noncontrolling interests	(1.9)	(4.3)	(7.4)
Comprehensive income (loss) attributable to Koppers	$40.5	$(91.5)	$(82.5)

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2016	December 31, 2015
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$20.8	$21.8
Accounts receivable, net of allowance of $3.8 and $6.5	136.8	155.0
Income tax receivable	3.8	4.6
Inventories, net	228.7	226.4
Loan to related party	8.9	9.5
Other current assets	39.1	27.0
Total current assets	438.1	444.3
Property, plant and equipment, net	280.8	277.8
Goodwill	186.4	186.6
Intangible assets, net	141.9	156.1
Deferred tax assets	27.1	36.6
Other assets	13.2	11.5
Total assets	$1,087.5	$1,112.9
Liabilities
Accounts payable	$144.2	$140.8
Accrued liabilities	106.3	99.8
Current maturities of long-term debt	42.6	39.9
Total current liabilities	293.1	280.5
Long-term debt	619.8	682.4
Accrued postretirement benefits	51.6	53.6
Deferred tax liabilities	6.3	5.7
Other long-term liabilities	82.1	103.1
Total liabilities	1,052.9	1,125.3
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,140,680 and 22,015,994 shares issued	0.2	0.2
Additional paid-in capital	176.5	167.8
Accumulated deficit	(24.7)	(54.0)
Accumulated other comprehensive loss	(68.6)	(79.8)
Treasury stock, at cost, 1,475,792 and 1,459,164 shares	(53.0)	(52.7)
Total Koppers shareholders’ equity (deficit)	30.4	(18.5)
Noncontrolling interests	4.2	6.1
Total equity (deficit)	34.6	(12.4)
Total liabilities and equity (deficit)	$1,087.5	$1,112.9

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2016 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$27.7	$(76.0)	$(39.4)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	52.9	59.0	44.0
Impairment of long-lived assets	3.5	14.7	4.7
Goodwill impairment	0.0	67.2	0.0
Gain on sale of business	(2.1)	(3.2)	0.0
Deferred income taxes	(0.1)	(16.0)	2.5
Equity loss, net of dividends received	1.0	3.1	1.6
Change in other liabilities	(5.0)	(5.5)	(10.3)
Non-cash interest expense	5.7	3.6	4.2
Stock-based compensation	8.9	3.8	4.7
Deferred revenue	(2.9)	27.6	(0.7)
Other	8.2	5.2	1.0
Changes in working capital:
Accounts receivable	12.7	34.1	13.4
Inventories	(3.3)	(4.3)	(14.0)
Accounts payable	5.0	25.0	(10.6)
Accrued liabilities	8.4	(19.6)	29.9
Other working capital	(1.1)	9.0	4.5
Net cash provided by operating activities	119.5	127.7	35.5
Cash (used in) provided by investing activities:
Capital expenditures	(49.9)	(40.7)	(83.8)
Acquisitions, net of cash acquired	0.0	(15.3)	(496.5)
Net cash (used in) provided by divestitures and asset sales	(3.8)	14.9	0.3
Net cash used in investing activities	(53.7)	(41.1)	(580.0)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	595.7	612.1	572.5
Repayments of revolving credit	(625.4)	(685.9)	(368.0)
Borrowings of long-term debt	0.0	1.1	343.0
Repayments of long-term debt	(31.7)	(40.7)	0.0
Issuances of Common Stock	0.4	0.0	0.7
Proceeds from issuance of noncontrolling interest	0.0	0.0	1.4
Repurchases of Common Stock	(0.3)	(0.3)	(2.0)
Payment of deferred financing costs	(1.4)	(1.0)	(11.1)
Dividends paid	0.0	(8.7)	(20.4)
Net cash (used in) provided by financing activities	(62.7)	(123.4)	516.1
Effect of exchange rate changes on cash	(4.1)	7.5	(2.7)
Net decrease in cash and cash equivalents	(1.0)	(29.3)	(31.1)
Cash and cash equivalents at beginning of period	21.8	51.1	82.2
Cash and cash equivalents at end of period	$20.8	$21.8	$51.1
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$42.7	$43.9	$32.9
Income taxes, net	11.6	26.3	16.1

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	167.8	164.5	158.9
Employee stock plans	8.7	3.3	5.6
Balance at end of year	176.5	167.8	164.5
(Accumulated deficit) retained earnings
Balance at beginning of year	(54.0)	18.0	71.3
Net income (loss) attributable to Koppers	29.3	(72.0)	(32.4)
Common Stock dividends	0.0	(0.0)	(20.9)
Balance at end of year	(24.7)	(54.0)	18.0
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(26.6)	(6.3)	24.0
Change in currency translation adjustment excluding foreign currency transactions of long-term subsidiary investments	(4.0)	(20.3)	(25.7)
Change in foreign currency transactions of long-term subsidiary investments	0.0	0.0	(4.6)
Balance at end of year	(30.6)	(26.6)	(6.3)
Unrecognized (losses) gains on cash flow hedges:
Balance at beginning of year	(6.0)	(3.8)	0.0
Reclassification of unrealized losses on cash flow hedges to expense, net of tax expense of $3.7, $3.5 and $0.2	5.6	5.4	0.3
Change in cash flow hedges, net of tax (expense) benefit of $(4.3), $4.7 and $2.8	7.3	(7.6)	(4.1)
Balance at end of year	6.9	(6.0)	(3.8)
Unrecognized pension prior service benefit (cost):
Balance at beginning of year	0.0	0.7	0.8
Reclassification of unrecognized prior service benefit to income, net of tax benefit of $0.0, $0.4 and $0.1	0.0	(0.7)	(0.1)
Balance at end of year	0.0	0.0	0.7
Unrecognized pension net loss:
Balance at beginning of year	(47.2)	(50.9)	(35.0)
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $2.3, $2.2 and $1.4	3.9	4.0	2.4
Revaluation of unrecognized pension net loss, net of tax benefit of $(0.3), $(1.2) and $(9.4)	(1.6)	(0.3)	(18.3)
Balance at end of year	(44.9)	(47.2)	(50.9)
Total balance at end of year	(68.6)	(79.8)	(60.3)
Treasury stock
Balance at beginning of year	(52.7)	(52.4)	(50.4)
Purchases	(0.3)	(0.3)	(2.0)
Balance at end of year	(53.0)	(52.7)	(52.4)
Total Koppers shareholders’ equity (deficit) – end of year	30.4	(18.5)	70.0
Noncontrolling interests
Balance at beginning of year	6.1	13.9	20.0
Net loss attributable to noncontrolling interests	(1.6)	(4.0)	(7.0)
Investment in noncontrolling interests	0.0	0.0	1.3
Dividends to noncontrolling interests	0.0	(3.5)	0.0
Currency translation adjustment	(0.3)	(0.3)	(0.4)
Balance at end of year	4.2	6.1	13.9
Total equity (deficit) – end of year	$34.6	$(12.4)	$83.9

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2016 Annual Report

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s revolving credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes due 2025 significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

Business description – The Company is a global integrated provider of treated wood products, wood treatment chemicals and carbon compounds for use in a variety of markets including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. The Company’s business is operated through three business segments, Railroad and Utility Products and Services (“RUPS”), Performance Chemicals (“PC”) and Carbon Materials and Chemicals (“CMC”).

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

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction (losses) gains were $(1.3) million, $(10.4) million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2016, 2015 and 2014 amounted to $129.2 million, $129.8 million and $93.4 million, respectively.

Research and development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $6.6 million in 2016, $5.2 million in 2015 and $3.4 million in 2014.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 65 percent and 66 percent of the FIFO inventory value at December 31, 2016 and 2015, respectively. In 2016, 2015 and 2014, we recorded inventory write-downs of $0.6 million, $1.4 million and $2.4 million, respectively, related to lower of cost or market conditions for our subsidiaries that value inventory on the FIFO basis.

Property, plant and equipment – Property, plant and equipment are recorded at purchased cost and include improvements which significantly increase capacities or extend useful lives of existing plant and equipment. Depreciation expense is calculated by applying the straight-line method over estimated useful lives. Estimated useful lives for buildings generally range from 10 to 20 years and depreciable lives for machinery and equipment generally range from 3 to 15 years. Net gains and losses related to asset disposals are recognized in earnings in the period in which the disposal occurs. Routine repairs, replacements and maintenance are expensed as incurred.

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

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2016 and 2015. Refer to Note 14, "Goodwill and Other Identifiable Intangible Assets," for a discussion of goodwill impairment recorded during the year ended December 31, 2015.

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

Koppers Holdings Inc.     2016 Annual Report

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2016 and 2015, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2016	2015
(Dollars in millions)
Self-insured liabilities at beginning of year	$8.0	$8.2
Expense	5.1	2.6
Reserves recoverable from insurance	2.4	0.0
Reversal of self-insured liabilities	(1.7)	(1.0)
Cash expenditures	(2.9)	(1.8)
Self-insured liabilities at end of year	$10.9	$8.0

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

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition, when required by governmental authorities or by contract.

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2016 and 2015:

	2016	2015
(Dollars in millions)
Asset retirement obligation at beginning of year	$46.5	$30.5
(Divestiture) acquisition	(8.0)	0.7
Accretion expense	7.1	3.7
Revision in estimated cash flows (a)	2.7	24.4
Cash expenditures	(11.4)	(12.1)
Currency translation	(0.9)	(0.7)
Balance at end of period	$36.0	$46.5

(a) Revision in estimated cash flows for 2016 and 2015 includes $2.7 and $23.4 million of charges related to restructuring activities, respectively. See Note 4. “Plant Closures and Discontinued Operations” for additional information.

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

Other current assets – Included in other current assets are prepaid expenses totaling $17.0 million and $17.0 million at December 31, 2016 and 2015, respectively.

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

Deferred revenue – The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. In addition, the Company received an advance payment of $30.0 million in 2015 related to an amendment to a 50-year supply agreement with a customer in China. The deferred revenue associated with this amendment will be amortized over the life of the underlying contract. The following table describes changes to the Company’s deferred revenue at December 31, 2016 and 2015:

	2016	2015
(Dollars in millions)
Deferred revenue at beginning of year	$30.1	$2.5
Advance payment	0.0	30.0
Revenue earned	(0.8)	(1.0)
Currency translation	(2.1)	(1.4)
Deferred revenue at end of year	$27.2	$30.1

Stock-based compensation – The Company records compensation expense for non-vested stock options over the vesting period based on the fair value at the date of grant. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the implementation guidance in ASU 2014-09 relating to the identification of performance obligations in a contract, including how entities should account for shipping and handling services it provides after control of goods transfers to a customer.  In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”, which clarifies revenue recognition guidance related to the presentation of sales taxes, noncash consideration, and completed contracts and contract modifications. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which clarifies the scope and application of the adoption of the new revenue recognition standard.

Collectively, the revenue recognition ASC updates are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted and allows for the use of either the retrospective or cumulative effect transition method. The Company intends to adopt these standards effective January 1, 2018 but has not yet determined which transition method will be used. The Company has a project team analyzing significant contracts with customers to determine the impact of the adoption of the ASU updates on the Company’s financial statements and disclosures. The Company will continue to assess the impact the ASC updates will have on its revenue arrangements with a final evaluation of the impact of adopting these ASC updates expected to be completed during the third quarter of 2017.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flow. The amendments in this update are effective for periods beginning after December 15, 2017. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU makes several modifications related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The amendments in this ASU are effective for periods beginning after December 15, 2016. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The standard is effective January

Koppers Holdings Inc.     2016 Annual Report

1, 2019 and early adoption is permitted. The guidance requires a modified retrospective adoption. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company adopted this guidance as of January 1, 2016 and the consolidated financial statements have been revised to reflect the retrospective presentation requirement. As a result, $12.5 million and $14.6 million of debt issuance costs have been reclassified from other assets to long-term debt as of December 31, 2015 and December 31, 2014, retrospectively. This reclassification has also been reflected within the notes to the consolidated financial statements as applicable.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The Company adopted this ASU for the year ended December 31, 2016 and the adoption did not have a material effect on the Company’s consolidated financial statements.

4. Plant Closures and Discontinued Operations

On October 24, 2016, the Company agreed to a long-term lease of its wood treatment facility in Houston, Texas to a third party. This facility, owned by the Company’s wholly-owned subsidiary, Wood Protection L.P., is engaged in the manufacturing and sale of pressure-treated dimensional lumber and had revenue of approximately $8 million for the year ended December 31, 2016 and $14 million for the year ended December 31, 2015.

In March 2016, the Company discontinued production at its 60-percent owned CMC plant located in Tangshan, China. The Company’s 60-percent owned subsidiary, Koppers (China) Carbon & Chemical Company Limited (“KCCC”) is located adjacent to a metallurgical coke facility owned by KCCC’s minority partner, which also closed. The KCCC plant relied on the coke facility for a significant portion of raw material supply, utilities and other shared services. In 2015, the Company recorded a severance charge of $0.9 million. For the year ended December 31, 2016, the Company has recorded inventory write-down charges of $0.7 million in connection with the facility.

In February 2016, the Company announced plans, which were approved by management and the board in December 2015, to cease coal tar distillation operations at both of its United Kingdom CMC facilities. Accordingly, the Company recorded environmental charges, asset retirement obligations and fixed asset impairment charges totaling $13.9 million during the year ended December 31, 2015. For the year ended December 31, 2016, the Company recorded severance charges of $1.5 million. In July 2016, the Company sold substantially all of its tar distillation properties and assets in the United Kingdom. In exchange, the Company transferred cash to the buyer and the buyer assumed historical environmental and asset retirement obligations. The Company recognized a gain of $2.1 million on this transaction. This gain is reported in “Gain on sale of business” on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

In January 2016, the Company announced its decision, which was approved by management and the board in December 2015, to discontinue coal tar distillation activities at its CMC plant located in Clairton, Pennsylvania. Accordingly, the Company recorded severance, inventory write-down, asset retirement obligation and fixed asset impairment charges totaling $18.8 million during the year ended December 31, 2015. For the year ended December 31, 2016, the Company recorded additional plant closure costs and fixed asset impairment charges totaling $6.4 million in connection with the closure of the facility. Coal tar distillation activities at Clairton were substantially discontinued at the end of July 2016. As of December 31, 2016, all depreciable fixed assets directly related to the facility have been impaired.

In August 2015, the Company closed its RUPS plant located in Green Spring, West Virginia. Accordingly, the Company recorded severance, asset retirement obligation and fixed asset impairment charges of $5.7 million during the year ended December 31, 2015. For the year ended December 31, 2016, the Company has recorded additional plant closure costs of $3.0 million in connection with the closure of the facility.

In January 2015, Koppers Inc. sold its RUPS North American utility pole business for cash of $12.3 million and a promissory note of $1.6 million. The Company recognized a gain of $3.2 million on this transaction. The promissory note is repayable in three remaining equal annual installments. This gain is reported in “Gain on sale of business” on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The proceeds of the sale are reported within “Net cash proceeds from divestitures and asset sales” on the Condensed Consolidated Statement of Cash Flows. For the year ended December 31, 2016, the Company has recorded additional plant closure costs of $2.7 million in connection with assets that were associated with this business line.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2014	$0.0	$4.1	$3.9	$0.1	$8.1
Accrual	2.2	0.6	23.4	1.3	27.5
Costs charged against assets	0.0	0.0	0.0	(1.3)	(1.3)
Reversal of accrued charges	0.0	0.0	(0.3)	0.0	(0.3)
Cash paid	(0.2)	0.0	(4.8)	(0.1)	(5.1)
Currency translation	0.0	(0.4)	(0.3)	0.0	(0.7)
Reserve at December 31, 2015	$2.0	$4.3	$21.9	$0.0	$28.2
Accrual	2.4	0.1	5.6	5.6	13.7
Costs charged against assets	0.0	0.0	0.0	(1.9)	(1.9)
Reversal of accrued charges	(1.9)	(0.5)	(8.7)	(0.1)	(11.2)
Cash paid	(1.0)	(2.4)	(8.1)	(0.2)	(11.7)
Currency translation	(0.1)	0.0	(0.7)	(0.2)	(1.0)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1

5. Related Party Transactions

As of December 31, 2016, the Company has loaned $9.5 million to Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”), a 30-percent owned tar distillation facility in the Hebei Province of China. The amount reported in the consolidated balance sheet is net of accumulated equity losses in TKK of $1.1 million and interest receivable of $0.5 million. In 2015, TKK defaulted on the first installment payment on the loan and each installment payment thereafter. In November 2016, the Company sold its 30-percent equity interest in TKK to TKK’s controlling shareholder and agreed to a revised installment payment plan which is guaranteed by TKK’s controlling shareholder. The first two installment payments totaling $5.2 million, inclusive of accrued interest, under the revised payment plan were received in January and February 2017. The remaining installment payments are expected to be received by June 30, 2017.

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$20.8	$20.8	$21.8	$21.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$669.6	$662.4	$724.6	$722.3

(a)	Excludes equity method investments.

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

Koppers Holdings Inc.     2016 Annual Report

includes the effect of non-vested nonqualified stock options and restricted stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities and performance restricted stock units that have not met vesting criteria are excluded from the computation of diluted earnings per common share.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income (loss) attributable to Koppers	$29.3	$(72.0)	$(32.4)
Less: Income (loss) from discontinued operations	0.6	(0.1)	0.6
Income (loss) from continuing operations attributable to Koppers	$28.7	$(71.9)	$(33.0)
Weighted average common shares outstanding:
Basic	20,636	20,541	20,463
Effect of dilutive securities	419	0	0
Diluted	21,055	20,541	20,463
Earnings (loss) per common share – continuing operations:
Basic earnings (loss) per common share	$1.39	$(3.50)	$(1.61)
Diluted earnings (loss) per common share	1.36	(3.50)	(1.61)
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	415	688	362

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

The following table shows a summary of the performance stock units as of December 31, 2016:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2014 – 2016	0	87,262	130,893
2015 – 2017	0	203,953	407,906
2016 – 2018	0	260,588	521,176

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2016:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2016	213,208	397,399	610,607	$27.29
Granted	178,282	264,981	443,263	$22.25
Credited from dividends	950	1,712	2,662	$25.47
Vested	(100,281)	0	(100,281)	$28.77
Forfeited	(12,352)	(109,704)	(122,056)	$36.46
Non-vested at December 31, 2016	279,807	554,388	834,195	$23.09

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

Koppers Holdings Inc.     2016 Annual Report

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2016 Grant	March 2015 Grant	February 2014 Grant
Grant date price per share of stock option award	$18.11	$17.57	$37.93
Expected dividend yield per share	0.00%	3.40%	2.75%
Expected life in years	5.96	5.75	6.5
Expected volatility	40.86%	42.27%	52.14%
Risk-free interest rate	1.45%	1.73%	1.98%
Grant date fair value per share of option awards	$7.41	$5.20	$15.26

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The Company suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future. The expected life in years for the March 2016 and 2015 grants is based on historical exercise data of options previously granted by the Company. The expected life in years for grants prior to 2015 are based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin Topic 14 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company at the time of those grants. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2016:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	774,249	$28.46
Granted	211,193	$18.11
Exercised	(15,901)	$24.94
Expired	(14,548)	$40.38
Forfeited	(19,539)	$23.70
Outstanding at December 31, 2016	935,454	$26.10	6.46	$6.0
Exercisable at December 31, 2016	436,582	$33.07	4.14	$3.3

Total stock-based compensation expense recognized and cash received from the exercise of stock options for the three years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$8.9	$3.8	$4.7
Less related income tax benefit	3.6	1.5	1.9
Decrease in net income attributable to Koppers	$5.3	$2.3	$2.8
Intrinsic value of exercised stock options	$0.1	$0.0	$0.3
Cash received from the exercise of stock options	$0.4	$0.0	$0.7

As of December 31, 2016 total future compensation expense related to non-vested stock-based compensation arrangements totaled $12.0 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$586.5	$657.0	$597.8
Carbon Materials and Chemicals	436.3	613.4	833.7
Performance Chemicals	393.4	356.5	123.5
Total	$1,416.2	$1,626.9	$1,555.0
Intersegment revenues:
Carbon Materials and Chemicals	$90.2	$86.7	$84.8
Performance Chemicals	8.1	8.7	3.0
Total	$98.3	$95.4	$87.8
Depreciation and amortization expense:
Railroad and Utility Products and Services(a)	$13.0	$14.2	$11.9
Carbon Materials and Chemicals(b)	21.2	25.8	25.0
Performance Chemicals	18.7	19.0	7.1
Total	$52.9	$59.0	$44.0
Operating profit (loss):
Railroad and Utility Products and Services(c)	$51.1	$62.2	$53.6
Carbon Materials and Chemicals(d)	(25.1)	(125.0)	(5.3)
Performance Chemicals	62.0	39.0	1.6
Corporate(e)	(1.6)	(5.8)	(16.7)
Total	$86.4	$(29.6)	$33.2
Capital expenditures (including acquisitions):
Railroad and Utility Products and Services	$11.2	$11.1	$44.5
Carbon Materials and Chemicals	29.5	37.6	63.7
Performance Chemicals	7.9	5.8	471.1
Corporate	1.3	1.5	0.7
Total	$49.9	$56.0	$580.0

(a)	Excludes impairment charges of $1.9 million in 2015 for a wood treating facility in the United States.

(b) Excludes impairment charges of $3.5, $12.8 and $4.7 million in 2016, 2015 and 2014, respectively, for CMC.

(c) Includes asset retirement obligation and other restructuring costs of $6.9 million for the restructuring of three facilities in the United States in 2016. Includes gain on sale of the Company’s North American utility pole business of $3.2 million and restructuring costs of $5.7 million for a wood treating facility in the United States in 2015.

Koppers Holdings Inc.     2016 Annual Report

(d)

Includes plant closure costs of $13.2, $36.5 and $18.1 million in 2016, 2015 and 2014, respectively, for CMC. In the fourth quarter of 2015, the Company also recorded goodwill impairment charges of $67.2 million related to this business unit.

(e)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company and acquisition and acquisition-related integration costs.

The following table sets forth tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	December 31, 2016	December 31, 2015
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$264.2	$254.1
Carbon Materials and Chemicals	333.0	368.4
Performance Chemicals	442.9	441.3
Segment assets	1,040.1	1,063.8
Cash and cash equivalents	0.0	0.1
Income tax receivable	3.8	4.6
Deferred taxes	32.5	32.6
Property, plant and equipment, net	4.9	4.7
Deferred charges	0.7	1.6
Other	5.5	5.4
Total	$1,087.5	$1,112.9
Goodwill:
Railroad and Utility Products and Services	$9.9	$9.9
Performance Chemicals	176.5	176.7
Total	$186.4	$186.6

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2016	$929.3	$446.6
	2015	991.2	460.3
	2014	833.0	518.8
Australasia	2016	228.4	124.3
	2015	280.9	132.9
	2014	349.0	160.3
Europe	2016	140.2	31.9
	2015	144.0	32.9
	2014	201.1	47.5
Other countries	2016	118.3	19.5
	2015	210.8	18.3
	2014	171.9	18.3
Total	2016	$1,416.2	$622.3
	2015	$1,626.9	$644.5
	2014	$1,555.0	$744.9

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $486.9 million in 2016, $635.7 million in 2015 and $722.0 million in 2014.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad crossties	$374.0	$422.0	$371.4
Utility poles	34.5	52.4	96.1
Creosote	49.6	45.7	51.2
Rail joints	24.4	28.1	27.2
Railroad infrastructure services	43.4	42.7	14.8
Other products	60.6	66.1	37.1
	586.5	657.0	597.8
Carbon Materials and Chemicals:
Carbon pitch	191.0	283.4	330.2
Phthalic anhydride	75.6	65.1	91.4
Creosote and carbon black feedstock	71.3	119.6	213.7
Other products	98.4	145.3	198.4
	436.3	613.4	833.7
Performance Chemicals:
Wood preservative products	365.5	318.6	107.0
Other products	27.9	37.9	16.5
	393.4	356.5	123.5
Total	$1,416.2	$1,626.9	$1,555.0

10. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Current:
Federal	$(1.9)	$(4.2)	$17.5
State	1.3	0.2	0.3
Foreign	13.3	16.0	14.6
Total current tax provision	12.7	12.0	32.4
Deferred:
Federal	(1.6)	(19.2)	3.1
State	0.5	3.0	0.0
Foreign	(0.2)	0.0	(1.4)
Total deferred tax (benefit) provision	(1.3)	(16.2)	1.7
Total income tax (benefit) provision	$11.4	$(4.2)	$34.1

Income (loss) before income taxes for 2016, 2015 and 2014 included $48.2 million, $(15.2) million and $(1.5) million, respectively, from foreign operations.

Koppers Holdings Inc.     2016 Annual Report

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.8)	2.3	(4.8)
Foreign earnings taxed at different rates	(10.1)	(8.3)	(347.6)
Domestic production activities deduction	0.0	(0.6)	40.8
Deferred tax adjustments	(0.2)	0.4	3.2
Change in tax contingency reserves	6.5	1.5	(15.2)
Legal entity tax restructuring project	0.0	0.0	(1,503.2)
Foreign tax credits	0.0	0.0	1,203.4
Changes to foreign repatriation plans	0.0	0.0	104.0
Valuation allowance charges	(1.9)	(13.0)	(92.4)
Goodwill impairment	0.0	(10.9)	0.0
Other	1.1	(1.1)	(1.2)
	29.6%	5.3%	(578.0%)

The Company has not provided a U.S. deferred tax liability on the difference between the financial reporting and tax basis of its investments in its foreign subsidiaries, except for an immaterial amount of unremitted foreign earnings that are expected to be remitted as a dividend. Where the tax basis of these investments exceeds the financial reporting basis, the Company does not anticipate it will dispose of these foreign subsidiaries in the foreseeable future and, as such, has not recognized a U.S. deferred tax asset for this excess tax basis. To the extent such foreign subsidiaries may also have unremitted earnings, such earnings have either been previously taxed in the U.S. or are considered to be indefinitely reinvested. Where the financial reporting basis of these investments exceeds its tax basis, substantially all of the basis difference is attributable to unremitted earnings that are considered to be indefinitely reinvested. At December 31, 2016, there was approximately $85 million of such unremitted earnings which would be taxed if they were remitted as a dividend. To estimate the amount of taxes that may be payable when these earnings are remitted in the future, many assumptions, such as the tax profile of the Company at that time and the availability of potential U.S. foreign tax credits that may reduce the ultimate amount of tax, are required. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to copper swap contracts is $8.0 million, $(1.2) million, and $(2.6) million for the years ended December 31, 2016, 2015, and 2014, respectively.

The amount of income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $2.0 million, $0.6 million, and $(8.1) million for the years ended December 31, 2016, 2015, and 2014, respectively.

The amount of income tax expense included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes is $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
(Dollars in millions)
Deferred tax assets:
Reserves, including insurance, environmental and deferred revenue	$22.3	$19.9
Pension and other postretirement benefits obligations	19.2	19.4
Tax credits	15.4	16.8
Asset retirement obligations	12.0	12.0
State tax losses carryforwards (expiring from 2017-2036)	11.3	10.2
Foreign tax loss carryforwards (expiring beginning in 2018)	10.1	9.3
Accrued employee compensation	8.9	6.9
Book/tax inventory accounting differences	3.5	3.2
Capital loss benefit	0.0	0.9
Book over tax depreciation and amortization	0.0	3.6
Other	6.6	10.0
Valuation allowance	(40.2)	(41.9)
Total deferred tax assets	69.1	70.3
Deferred tax liabilities:
Tax over book depreciation and amortization	42.7	38.4
Gain on derivative contracts	4.2	0.0
Tax/book inventory accounting differences	0.0	0.3
Other	1.4	0.7
Total deferred tax liabilities	48.3	39.4
Net deferred tax assets	$20.8	$30.9

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized and a valuation allowance has been provided for them. Valuation allowances are recorded to offset the following deferred tax assets:

	Year Ended December 31,
	2016	2015
Federal foreign tax credits	$14.3	$14.9
State temporary differences, net operating losses and tax credits	13.2	11.6
Foreign temporary differences, net operating losses and capital losses	12.7	15.4
Total valuation allowances	$40.2	$41.9

During 2016, the Company generated additional net operating losses in certain states which require each legal entity to file a separate return. As it is not expected that certain entities will generate future taxable income to realize the benefit of these losses, the related valuation allowance was increased by $1.6 million. Also, a valuation allowance of $2.1 million provided in 2015 on certain United Kingdom deferred tax assets associated with the closure of manufacturing facilities was released during 2016. After the sale of assets and transfer of liabilities to a third party in 2016, it became apparent that remaining future deductions will be available to offset taxable income generated by other of our United Kingdom entities.

Management evaluated the ability to realize remaining deferred tax assets, particularly in light of the financial reporting losses reported over the preceding three years. As discussed in Note 14, “Goodwill and Other Identifiable Intangible Assets,” the Company incurred a goodwill impairment charge in 2015 of $67.2 million, of which $25.1 million related to nondeductible goodwill which was the primary factor contributing to the three-year cumulative loss. Excluding these nonrecurring charges, Management has concluded that the Company will generate sufficient future taxable income in periods when these deferred tax assets become deductible.

Koppers Holdings Inc.     2016 Annual Report

Unrecognized Tax Benefits

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Balance at beginning of year	$7.7	$7.2	$6.1
Additions based on tax provisions related to the current year	0.9	1.4	0.6
Additions for tax provisions of prior years	1.5	0.0	0.1
Additions as a result of acquisitions	0.0	0.0	1.6
Reductions of tax provisions of prior years	0.0	(0.7)	(0.6)
Reductions as a result of a lapse of the applicable statute of limitations	(0.4)	(0.2)	(0.6)
Balance at end of year	$9.7	$7.7	$7.2

As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $5.7 million and $4.1 million, respectively.

The Company recognizes interest expense (income) and any related penalties from unrecognized tax benefits in income tax expense. For the years ended December 31, 2016, 2015, and 2014, the Company recognized $1.2 million, $(1.5) million and $1.5 million, respectively, in interest and penalties. As of December 31, 2016 and 2015, the Company had accrued interest and penalties of approximately $4.2 million and $1.2 million, respectively.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $3 million due to the expirations of certain foreign and state statutes of limitations and potential audit resolutions. The Company does not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2011.

11. Inventories

Inventories as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
(Dollars in millions)
Raw materials	$157.7	$169.8
Work in process	14.2	15.5
Finished goods	103.6	97.4
	275.5	282.7
Less revaluation to LIFO	46.8	56.3
Net	$228.7	$226.4

12. Equity Investments

The Company has no remaining investments in unconsolidated companies as of December 31, 2016. During 2016, the Company sold its 30 percent interest in TKK. See additional information regarding TKK in Note 5 “Related Party Transactions.” During 2015, the Company sold the assets of KSA Limited Partnership for $2.5 million to a third party resulting in a gain of $0.3 million.  KSA Limited Partnership was a 50 percent-owned concrete crosstie operation. No dividends were paid for the three years ended December 31, 2016. Equity in losses for the three years ended December 31, 2016 were as follows:

Equity loss
(Dollars in millions)
2016	$(1.0)
2015	(2.2)
2014	(1.6)

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
(Dollars in millions)
Land	$17.0	$17.6
Buildings	58.2	61.8
Machinery and equipment	716.0	669.0
	$791.2	$748.4
Less accumulated depreciation	510.4	470.6
Net	$280.8	$277.8

Depreciation expense, including impairment charges, for the years ended December 31, 2016, 2015 and 2014 amounted to $41.6 million, $58.4 million and $38.8 million, respectively.

Impairments – Impairment charges for 2016, 2015 and 2014 were $3.5 million, $14.7 million and $4.7 million, respectively. In 2016, impairment charges primarily related to the decision to discontinue coal tar distillation activities at a CMC plant located in the United States.

The 2015 impairment charges primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the United Kingdom and the United States. The remaining 2015 impairment charges were related to the RUPS wood treating plant in Green Spring, West Virginia.

The 2014 impairment charges primarily related to the CMC plant in Tangshan, China ($2.8 million, net of non-controlling interest). These impairment charges were calculated using a probability-weighted discounted cash flow model.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2016 and December 31, 2015 was as follows:

	Carbon Materials and Chemicals	Railroad and Utility Products and Services	Performance Chemicals	Total
(Dollars in millions)
Balance at December 31, 2014	$65.5	$9.3	$172.4	$247.2
Acquisitions	4.1	0.0	0.0	4.1
Purchase price allocation adjustments	0.0	1.2	8.3	9.5
Impairment	(67.2)	0.0	0.0	(67.2)
Currency translation	(2.4)	(0.6)	(4.0)	(7.0)
Balance at December 31, 2015	$0.0	$9.9	$176.7	$186.6
Currency translation	0.0	0.0	(0.2)	(0.2)
Balance at December 31, 2016	$0.0	$9.9	$176.5	$186.4

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. In the fourth quarter of 2016 and 2014, the Company determined that the estimated fair values substantially exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill for the year ended December 31, 2016 and for the year ended December 31, 2014.

During the fourth quarter of 2015, the Company completed its annual goodwill impairment evaluation using the two-step quantitative analysis. In the first step of the analysis, the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on a weighting of income and market approaches. Since the carrying value of the CMC reporting unit exceeded the fair value, the Company performed the second step of the impairment analysis in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill.

Koppers Holdings Inc.     2016 Annual Report

The implied fair value of the respective reporting unit’s goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the CMC reporting unit. Therefore, in 2015, the Company recorded a goodwill impairment charge of $67.2 million for the CMC reporting unit. During the fourth quarter of 2015, the Company observed certain negative factors including a declining market capitalization, downsizing of the global aluminum markets and continued decline in spot and forward oil pricing. As noted elsewhere in this Form 10-K, the Company and its board of directors approved certain strategic changes for the CMC reporting unit during the fourth quarter of 2015 reflecting the current market environment. The aforementioned negative factors all severely impact the outlook and corresponding fair value for the Company’s CMC reporting unit and were the primary factors for the goodwill impairment charge recorded during the fourth quarter of 2015. As a result of the goodwill impairment charge, there is no goodwill remaining for the CMC reporting unit as of December 31, 2015.

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

In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date in the fourth quarter of 2015, a reconciliation of the aggregate fair values of all reporting units to the Company’s market capitalization was performed using a reasonable control premium.

Goodwill impairment tests in years prior to December 31, 2015 indicated that goodwill was not impaired for any of the Company’s reporting units. Accumulated impairment losses totaled $67.2 million as of December 31, 2016 and 2015.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2016			2015
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	13.2	$152.5	$33.6	$118.9	$153.0	$24.3	$128.7
Technology	4 to 12	5.0	26.7	8.8	17.9	26.6	5.1	21.5
Trademarks	4 to 7	4.6	6.1	1.9	4.2	5.9	1.1	4.8
Supply contracts	10	3.2	2.2	1.5	0.7	2.3	1.4	0.9
Non-compete agreements	12	7.8	1.3	1.1	0.2	1.4	1.2	0.2
Favorable lease agreements	3	0.0	0.6	0.6	0.0	0.7	0.7	0.0
Total		11.9	$189.4	$47.5	$141.9	$189.9	$33.8	$156.1

In 2016, the gross carrying value of identifiable intangible assets decreased by $0.5 million due to foreign currency translation. Total amortization expense related to these identifiable intangible assets was $14.8 million, $15.3 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2017	$14.3
2018	14.3
2019	14.3
2020	14.0
2021	12.1

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

In the third quarter of 2016, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 375 participants elected either a lump sum payout or annuity from a third party provider. The total dollar amount paid out of our defined benefit plan assets was $13.9 million and the Company recorded a pension settlement charge of $4.4 million for the year ended December 31, 2016.

Expense related to defined contribution plans totaled $7.8 million, $6.0 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Net periodic pension costs for 2016, 2015 and 2014 were as follows:

	December 31,
	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
(Dollars in millions)
Service cost	$1.7	$2.0	$2.7	$0.1	$0.1	$0.1
Interest cost	11.0	10.9	11.8	0.4	0.4	0.5
Expected return on plan assets	(10.5)	(12.0)	(13.9)	0.0	0.0	0.0
Amortization of prior service cost	0.0	(0.3)	(0.2)	0.0	(0.1)	(0.2)
Amortization of net loss	2.2	6.6	4.0	(0.4)	(0.3)	0.0
Settlements and curtailments	4.4	(0.8)	0.0	0.0	0.0	0.0
Net periodic benefit cost	$8.8	$6.4	$4.4	$0.1	$0.1	$0.4

Net periodic pension cost is expected to be recognized from the amortization of net loss and is estimated to total $2.0 million for all plans in 2017.

Koppers Holdings Inc.     2016 Annual Report

The change in the funded status of the pension and postretirement plans as of December 31, 2016 and December 31, 2015 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$257.5	$275.7	$9.4	$9.8
Service cost	1.7	2.0	0.1	0.1
Interest cost	11.0	10.9	0.4	0.4
Plan participants’ contributions	0.1	0.2	0.0	0.0
Actuarial losses (gains)	10.7	(14.9)	1.0	(0.3)
Plan amendments	(0.1)	0.0	0.0	0.0
Settlements	(13.9)	0.0	0.0	0.0
Currency translation	(9.9)	(3.4)	0.0	0.0
Benefits paid	(13.5)	(13.0)	(0.9)	(0.6)
Benefit obligation at end of year	243.6	257.5	10.0	9.4
Change in plan assets:
Fair value of plan assets at beginning of year	212.4	229.5	0.0	0.0
Actual return on plan assets	20.8	(4.6)	0.0	0.0
Employer contribution	4.4	3.4	0.9	0.6
Plan participants’ contributions	0.1	0.2	0.0	0.0
Settlements	(13.9)	0.0	0.0	0.0
Currency translation	(9.4)	(3.1)	0.0	0.0
Benefits paid	(13.5)	(13.0)	(0.9)	(0.6)
Fair value of plan assets at end of year	200.9	212.4	0.0	0.0
Funded status of the plan	$(42.7)	$(45.1)	$(10.0)	$(9.4)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.8	$0.8	$0.0	$0.0
Current liabilities	1.1	0.9	0.8	0.8
Noncurrent liabilities	42.4	45.0	9.2	8.6
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$238.7	$252.7
Fair value of plan assets	195.3	206.9
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$238.5	$251.2
Fair value of plan assets	195.3	206.9

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2016 and 2015 was $243.3 million and $255.8 million, respectively.

Expected Contributions for the 2017 Fiscal Year

The expected contributions by the Company for 2017 are estimated to be $4.2 million for pension plans and $0.8 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2017	$13.0	$0.9
2018	12.9	0.9
2019	13.2	0.8
2020	13.5	0.8
2021	13.8	0.7
Next five years	75.0	3.1

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.09%	4.52%	4.53%	4.73%
Expected return on plan assets	5.10	5.16
Rate of compensation increase	3.50	3.82
Initial medical trend rate			6.30	6.50

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2016	2015
Debt securities	71%	70%
Equity securities	24	26
Other	5	4
	100%	100%

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

The investment valuation policy of the Company is to value investments at fair value. Most of the assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced

Koppers Holdings Inc.     2016 Annual Report

on a daily basis by independent pricing services. The fair value of real estate investments is either priced through a listing on an exchange or are subject to periodic appraisals.

The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$12.3	$13.2	0.0	$25.5
International equity securities	12.6	10.9	0.0	23.5
U.S. debt securities	29.7	75.2	3.2	108.1
International debt securities	8.3	24.3	1.1	33.7
Real estate and other investments	0.0	0.5	5.7	6.2
Cash and cash equivalents	0.0	3.9	0.0	3.9
	$62.9	$128.0	$10.0	$200.9

	As of December 31, 2015
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$15.0	$10.2	$0.0	$25.2
International equity securities	12.1	18.6	0.0	30.7
U.S. debt securities	32.3	84.8	0.0	117.1
International debt securities	7.0	25.5	0.0	32.5
Real estate and other investments	0.0	1.4	0.0	1.4
Cash and cash equivalents	0.0	5.5	0.0	5.5
	$66.4	$146.0	$0.0	$212.4

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2016:

	As of December 31, 2016
	Other Investments	Debt Securities
(Dollars in millions)
Balance at beginning of year	$0.0	$0.0
Purchases, sales, issuances and settlements	4.4	6.0
Realized and unrealized gains	0.2	0.1
Foreign currency translation loss	(0.3)	(0.4)
Balance at the end of year	$4.3	$5.7
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$0.2	$0.1

Health Care Cost Trend Rates

The 2017 initial health care cost trend rate is assumed to be 6.3 percent and is assumed to decrease gradually to 4.5 percent in 2037 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.2	(0.1)

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. The charge to operating expense for these plans was $10.4 million in 2016, $9.2 million in 2015 and $3.8 million in 2014.

16. Debt

Debt at December 31, 2016 and December 31, 2015 was as follows:

	Weighted Average Interest Rate	Maturity	December 31, 2016	December 31, 2015
(Dollars in millions)
Term Loan	4.57%	2019	$232.5	$262.5
Revolving Credit Facility	4.57%	2019	100.1	130.0
Construction and other loans	4.87%	2020	40.4	44.8
Senior Notes due 2019	7.88%	2019	298.1	297.5
Total debt			671.1	734.8
Less short term debt and current maturities of long-term debt			42.6	39.9
Less unamortized debt issuance costs			8.7	12.5
Long-term debt			$619.8	$682.4

Events Subsequent to December 31, 2016

As of December 31, 2016, Koppers Inc. had a $300.0 million senior secured revolving credit facility and a $232.5 million senior secured term loan (the “Prior Senior Secured Credit Facilities”) and $298.1 million principal value outstanding of senior notes due 2019 (the “2019 Notes”).

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes will pay interest semi-annually in arrears on February 15 and August 15 beginning on August 15, 2017 and will mature on February 15, 2025 unless earlier redeemed or repurchased. The 2025 Notes are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay its outstanding term loan under the Prior Senior Secured Credit Facilities and to fund a tender offer to repurchase the 2019 Notes. The tender offer for the 2019 Notes was completed in early February 2017. Any 2019 Notes remaining outstanding following the tender offer were called for redemption and Koppers Inc. concurrently satisfied and discharged its remaining obligations under the indenture governing the 2019 Notes.

In February 2017, the Company entered into a new $400.0 million senior secured revolving credit facility (“New Senior Secured Credit Facility”) which replaced the Prior Senior Secured Credit Facilities. The maturity date of the New Senior Secured Credit Facility is February 2022. The interest rate on the New Senior Secured Credit Facility is variable and is based on LIBOR. Terms under the New Senior Secured Credit Facility are substantially consistent with the Prior Senior Secured Credit Facilities.

Prior Senior Secured Credit Facilities

The interest rates on the Prior Senior Secured Credit Facilities’ borrowings were variable and based on LIBOR. The senior secured term loan had quarterly principal repayment obligations of 2.5 percent of the original principal amount borrowed, or $7.5 million.

Koppers Holdings Inc.     2016 Annual Report

Borrowings under the revolving credit facility and term loan were secured by a first priority lien on substantially all of the assets of Koppers Inc., Koppers Holdings and their material domestic subsidiaries. The revolving credit facility and term loan contained certain covenants for Koppers Inc. and its restricted subsidiaries that would limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants would give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

The Company entered into an amendment of the Prior Senior Secured Credit Facilities in April 2016 which reduced the borrowing capacity of its senior secured revolving credit facility to $300.0 million and also amended the leverage ratio covenant requirements. In connection with the amendment, $2.0 million of prior deferred financing costs were required to be written off through interest expense for the year ended December 31, 2016.

As of December 31, 2016, the Company had $159.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2016, $43.5 million of commitments were utilized by outstanding letters of credit.

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

KJCC will repay the construction loan portion of the third party commitment in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

Senior Notes due 2019

The Koppers Inc. 7.88 percent Senior Notes due 2019 (the “2019 Notes”) were issued on December 1, 2009 at an offering price of 98.311 percent of face value, or $294.9 million and had a principal amount at maturity of $300.0 million. The 2019 Notes had an effective interest rate yield of 8.13 percent per annum. The 2019 Notes were fully and unconditionally guaranteed by Koppers Holdings and certain of our wholly-owned domestic subsidiaries, and, as of August 15, 2014, were secured equally and ratably with the obligations under our Prior Senior Secured Credit Facilities. All of the 2019 Notes had been redeemed by February 24, 2017.

Debt Maturities and Deferred Financing Costs

At December 31, 2016 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2017	$42.6
2018	37.0
2019 (1)	575.3
2020	18.1
Total maturities	673.0
Future accretion on 2019 Notes	(1.9)
Total debt	$671.1

(1)

Consists primarily of the maturity of the 2019 Notes and Prior Senior Secured Credit Facilities. The $500.0 million Senior Notes offered in January 2017 mature in 2025. The $400.0 million New Senior Secured Credit Facility entered in February 2017 will mature in 2022.

Unamortized debt issuance costs (net of accumulated amortization of $12.0 million and $6.9 million at December 31, 2016 and 2015, respectively) were $8.7 million and $12.5 million at December 31, 2016 and 2015, respectively, and are included as a deduction from the carrying amount of long-term debt. These costs will be written off in the first quarter of 2017 due to the refinancing of our Prior Senior Secured Credit Facilities and our 2019 Notes.

17. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2017	$43.9
2018	34.0
2019	17.3
2020	13.6
2021	11.7
Thereafter	46.8
Total	$167.3

Operating lease expense for 2016, 2015 and 2014 was $50.3 million, $46.4 million and $36.7 million, respectively.

18. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 30 months and the Company has hedged certain volumes of copper through December 2019. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

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

As of December 31, 2016 and December 31, 2015, the Company had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
(Amounts in millions)
Cash flow hedges	42.6	17.3	$10.6	$(9.8)
Not designated as hedges	6.5	4.0	1.0	(0.7)
Total	49.1	21.3	$11.6	$(10.5)

As of December 31, 2016 and December 31, 2015, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31, 2016	December 31, 2015
(Dollars in millions)
Other current assets	$12.5	$0.1
Accrued liabilities	(0.9)	(10.6)
Net asset (liability) on balance sheet	$11.6	$(10.5)
Accumulated other comprehensive gain (loss), net of tax	$6.9	$(6.1)

Koppers Holdings Inc.     2016 Annual Report

In the next twelve months the Company estimates that $4.1 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income (loss) into earnings.

See the Consolidated Statement of Comprehensive Income and Consolidated Statement of Shareholders’ Equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for the periods specified below. For the twelve months ended December 31, 2016 and 2015, the following amounts were recognized in earnings related to copper swap contracts:

	Twelve Months Ended December 31,
	2016	2015
(Dollars in millions)
Gain (loss) from ineffectiveness of cash flow hedges	$(0.4)	$(0.1)
Gain (loss) from contracts not designated as hedges	1.7	(0.7)
Net	$1.3	$(0.8)

Forward contracts related to foreign currency are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2016, the Company has outstanding foreign currency forward contracts with a net fair value totaling $1.0 million, consisting of a gross derivative liability of $0.9 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.9 million (recognized in other current assets in the balance sheet.) As of December 31, 2015, the Company has outstanding currency forward contracts with a net fair value totaling $(1.9) million, recognized as a liability in accrued liabilities in the Consolidated Balance Sheet.

As of December 31, 2016 and December 31 2015, the net currency units outstanding were:

	December 31, 2016	December 31, 2015
(In millions)
British Pounds	GBP 7.3	GBP 5.9
New Zealand Dollars	NZD 15.5	NZD 22.5
United States Dollars	USD 24.7	USD 40.0
Canadian Dollars	CAD 0.3	CAD 0.0

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2016 are as follows:

	Year Ended December 31,
	2016	2015	2014
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	22,016	21,938	21,722
Issued for employee stock plans	125	78	216
Balance at end of year	22,141	22,016	21,938
Treasury Stock:
Balance at beginning of year	(1,459)	(1,443)	(1,390)
Shares repurchased	(17)	(16)	(53)
Balance at end of year	(1,476)	(1,459)	(1,443)

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 99 plaintiffs in 55 cases pending as of December 31, 2016 as compared to 110 plaintiffs in 59 cases pending as of December 31, 2015. As of December 31, 2016, there are a total of 54 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

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

In November 2010, a class action complaint was filed in the Circuit Court of the Eighth Judicial Circuit located in Alachua County, Florida by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. In a second amended complaint, plaintiffs allege that chemicals and contaminants from the Gainesville plant have contaminated real properties, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The plaintiffs presently seek a class comprised of all current property owners of single family residential properties with a polygon-shaped area extending approximately two miles from the former plant area (which area encompasses approximately 7,000 owners).

This case was removed to the United States District court for the Northern District of Florida in December 2010. Koppers Holdings Inc. was dismissed from the case by the district court for lack of personal jurisdiction. Class factual discovery closed in May 2015 and expert witness discovery was completed in August 2015. Discovery on the merits is stayed until further order of the court. Motions were subsequently filed by each side to strike or limit the testimony of the other side’s experts. Plaintiffs filed a motion for class certification on September 30, 2015 and the response of Koppers Inc. was filed on October 30, 2015. A hearing on plaintiffs’ motions for class certification and the parties’ motions relating to experts was held in January 2016 and the parties await a ruling from the court.

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

Koppers Holdings Inc.     2016 Annual Report

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2016, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $10 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, a separate natural resources damages assessment (“NRDA”) is being conducted by a local trustee group. The NRDA is intended to identify further information necessary to estimate liabilities for settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA costs. In January 2017, Koppers Inc. was served in an additional NRD action by a separate party and the Company is currently evaluating this new lawsuit.

The EPA issued its Record of Decision (“ROD”) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. The net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. Responsibility for implementing and funding that work will be decided in the separate allocation process.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimus party at this site.

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.0 million at December 31, 2016. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of certain entities from Osmose, there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of December 31, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

Foreign Environmental Matters. In connection with Koppers Inc.’s acquisition of certain entities from Osmose, there are three plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of December 31, 2016, the Company’s estimated environmental remediation liability for these acquired sites totals $3.5 million. Osmose Holdings, Inc. has provided an indemnity of up to $5.0 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). In June 2016, the Company recorded an increase in the receivable under the Osmose Indemnity of $2.9 million related to expected indemnity recoveries associated with the acquired United Kingdom sites. As of December 31, 2016, the receivable with respect to the Osmose Indemnity totaled $1.9 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $1.5 million as of December 31, 2016.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $5.2 million and $7.0 million are classified as current liabilities at December 31, 2016 and 2015, respectively:

	Year ended
	December 31, 2016	December 31, 2015
(Dollars in millions)
Balance at beginning of year	$19.8	$7.8
Expense	1.5	1.2
Reversal of reserves	(1.0)	(0.5)
Cash expenditures	(6.3)	(1.4)
Acquisition of Osmose Entities	0.0	13.7
Divestitures	(0.3)	0.0
Currency translation	(0.8)	(1.0)
Balance at end of period	$12.9	$19.8

Koppers Holdings Inc.     2016 Annual Report

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$346.8	$385.1	$371.1	$313.2	$1,416.2
Operating profit	7.8	32.0	27.7	18.9	86.4
Income (loss) from continuing operations	(2.4)	11.3	12.0	6.2	27.1
Net income (loss)	(1.8)	11.3	11.9	6.3	27.7
Net income (loss) attributable to Koppers	(1.3)	12.1	12.1	6.4	29.3
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$(0.09)	$0.58	$0.59	$0.31	$1.39
Discontinued operations	0.03	0.00	0.00	0.00	0.03
Earnings (loss) per basic common share	$(0.06)	$0.58	$0.59	$0.31	$1.42
Diluted –
Continuing operations	$(0.09)	$0.57	$0.58	$0.30	$1.36
Discontinued operations	0.03	0.00	0.00	0.00	0.03
Earnings (loss) per diluted common share	$(0.06)	$0.57	$0.58	$0.30	$1.39
Price range of common stock:
High	$23.43	$31.35	$33.71	$42.70	$42.70
Low	13.58	21.38	28.54	31.28	13.58

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$397.8	$431.6	$433.8	$363.7	$1,626.90
Operating (loss) profit (a)	8.0	26.0	27.0	(90.6)	(29.6)
(Loss) income from continuing operations	(4.2)	7.9	9.2	(88.8)	(75.9)
Net (loss) income	(4.2)	7.9	9.1	(88.8)	(76.0)
Net (loss) income attributable to Koppers	(3.4)	9.0	10.1	(87.7)	(72.0)
Common stock data:
(Loss) earnings per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$(0.16)	$0.44	$0.49	$(4.27)	$(3.50)
Discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
(Loss) earnings per basic common share	$(0.16)	$0.44	$0.48	$(4.27)	$(3.51)
Diluted –
Continuing operations	$(0.16)	$0.44	$0.49	$(4.27)	$(3.50)
Discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
(Loss) earnings per diluted common share	$(0.16)	$0.44	$0.48	$(4.27)	$(3.51)
Price range of common stock:
High	$26.44	$27.40	$24.86	$23.63	$27.40
Low	15.78	19.26	17.88	17.34	15.78

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

22. Subsidiary Guarantor Information for Koppers Inc. 2025 Notes and Shelf Registration

2025 Notes

On January 25, 2017, Koppers Inc. issued $500.0 million principal value of Senior Notes due 2025 (the “2025 Notes”). Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the 2025 Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Performance Chemicals Inc., Koppers Railroad Structures Inc., Koppers NZ, LLC, Koppers-Nevada Limited Liability Company, Wood Protection LP, Wood Protection Management LLC and Koppers Asia LLC. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation.

The guarantee of a guarantor subsidiary will be automatically and unconditionally released and discharged in the event of:

¡	any sale of the capital stock or substantially all of the assets of the guarantor subsidiary;
¡	the designation of the guarantor subsidiary as an unrestricted subsidiary in accordance with the indenture governing the 2025 Notes; and
¡	the legal defeasance, covenant defeasance or satisfaction and discharge of the indenture governing the 2025 Notes.

Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants, purchase contracts and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. The domestic guarantor subsidiaries are the same as those which guarantee the 2025 Notes. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidating financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees. These guarantees will be governed pursuant to a supplement indenture which the trustee and the issuing company would enter into concurrent with the debt offering.

Reliance of Koppers Holdings on Earnings of Koppers Inc. and its Subsidiaries

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. As with the Prior Senior Secured Credit Facilities, the New Senior Secured Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s 2025 Notes, (2) no event of default or potential default has occurred or is continuing under the credit agreement, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The Koppers Inc. New Senior Secured Credit Facility agreement provides for a revolving credit facility of up to $400.0 million at variable rates. Borrowings under the revolving credit facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility agreement contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2016, Koppers Inc.’s assets exceeded its liabilities by $29.8 million. There are no net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. as of December 31, 2016. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $1.2 million, $6.5 million and $23.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Koppers Holdings Inc.     2016 Annual Report

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.7	$350.6	$504.7	$(99.8)	$1,416.2
Cost of sales including depreciation and amortization	0.0	637.4	252.3	412.4	(101.2)	1,200.9
Gain on sale of business	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Selling, general and administrative	1.9	47.7	38.2	43.2	0.0	131.0
Operating (loss) profit	(1.9)	(24.4)	60.1	51.2	1.4	86.4
Other income (loss)	0.0	0.3	4.1	0.3	(1.8)	2.9
Equity income of subsidiaries	30.6	79.1	35.9	0.0	(145.6)	0.0
Interest (income) expense	0.0	47.6	0.0	5.0	(1.8)	50.8
Income taxes	(0.6)	(23.2)	22.2	13.0	0.0	11.4
Income from continuing operations	29.3	30.6	77.9	33.5	(144.2)	27.1
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Net income attributable to Koppers	$29.3	$30.6	$77.9	$35.7	$(144.2)	$29.3
Comprehensive income (loss) attributable to Koppers	$40.5	$41.3	$85.0	$29.6	$(155.9)	$40.5

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$791.1	$335.6	$600.9	$(100.7)	$1,626.9
Cost of sales including depreciation and amortization	0.0	771.7	233.2	562.4	(99.4)	1,467.9
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Goodwill impairment	0.0	43.1	24.1	0.0	0.0	67.2
Selling, general and administrative	1.9	41.3	37.8	43.6	0.0	124.6
Operating (loss) profit	(1.9)	(61.8)	40.5	(5.1)	(1.3)	(29.6)
Other income (loss)	0.0	0.5	4.1	(2.4)	(2.0)	0.2
Equity income of subsidiaries	(70.8)	0.9	(27.9)	0.0	97.8	0.0
Interest expense	0.0	45.8	0.0	6.9	(2.0)	50.7
Income taxes	(0.7)	(35.4)	15.8	16.4	(0.3)	(4.2)
(Loss) income from continuing operations	(72.0)	(70.8)	0.9	(30.8)	96.8	(75.9)
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(4.0)	0.0	(4.0)
Net income attributable to Koppers	$(72.0)	$(70.8)	$0.9	$(26.9)	$96.8	$(72.0)
Comprehensive income (loss) attributable to Koppers	$(91.5)	$(90.3)	$(18.1)	$(41.8)	$150.2	$(91.5)

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$795.9	$143.0	$683.5	$(67.4)	$1,555.0
Cost of sales including depreciation and amortization	0.0	724.5	108.8	639.0	(66.7)	1,405.6
Selling, general and administrative	2.2	59.2	17.4	37.4	0.0	116.2
Operating (loss) profit	(2.2)	12.2	16.8	7.1	(0.7)	33.2
Other income (loss)	0.0	0.2	4.7	(0.6)	(4.3)	0.0
Equity income of subsidiaries	(31.0)	(15.9)	(6.4)	0.0	53.3	0.0
Interest expense	0.0	36.5	0.0	6.9	(4.3)	39.1
Income taxes	(0.8)	(9.0)	30.5	13.4	0.0	34.1
Income from continuing operations	(32.4)	(31.0)	(15.4)	(13.8)	52.6	(40.0)
Discontinued operations	0.0	0.0	(0.6)	1.2	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(7.0)	0.0	(7.0)
Net income attributable to Koppers	$(32.4)	$(31.0)	$(16.0)	$(5.6)	$52.6	$(32.4)
Comprehensive income (loss) attributable to Koppers	$(82.5)	$(81.1)	$(54.4)	$(35.1)	$170.6	$(82.5)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8
Receivables, net	0.0	50.8	25.4	64.4	0.0	140.6
Affiliated receivables	0.7	34.8	32.2	15.4	(83.1)	0.0
Inventories, net	0.0	106.6	23.9	99.0	(0.8)	228.7
Other current assets	0.0	5.1	13.4	29.2	0.3	48.0
Total current assets	0.7	197.3	94.9	228.8	(83.6)	438.1
Equity investments	29.9	697.4	195.4	0.0	(922.7)	0.0
Property, plant and equipment, net	0.0	126.7	39.6	114.5	0.0	280.8
Goodwill	0.0	0.8	153.1	32.5	0.0	186.4
Intangible assets, net	0.0	7.9	107.1	26.9	0.0	141.9
Deferred tax assets	0.0	29.7	(8.4)	5.8	0.0	27.1
Affiliated loan receivables	0.0	36.9	205.3	21.9	(264.1)	0.0
Other assets	0.0	5.5	6.1	1.6	0.0	13.2
Total assets	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5
LIABILITIES AND EQUITY
Accounts payable	$0.2	$69.6	$38.9	$35.5	$0.0	$144.2
Affiliated payables	0.0	46.0	20.7	24.5	(91.2)	0.0
Accrued liabilities	0.0	49.5	18.9	37.9	0.0	106.3
Current maturities of long-term debt	0.0	30.2	0.0	12.4	0.0	42.6
Total current liabilities	0.2	195.3	78.5	110.3	(91.2)	293.1
Long-term debt	0.0	592.0	0.0	27.8	0.0	619.8
Affiliated debt	0.0	209.9	23.5	30.7	(264.1)	0.0
Other long-term liabilities	0.0	75.0	11.6	53.4	0.0	140.0
Total liabilities	0.2	1,072.2	113.6	222.2	(355.3)	1,052.9
Koppers shareholders’ equity	30.4	30.0	679.5	205.6	(915.1)	30.4
Noncontrolling interests	0.0	0.0	0.0	4.2	0.0	4.2
Total liabilities and equity	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5

Koppers Holdings Inc.     2016 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8
Receivables, net	0.0	60.4	23.7	75.5	0.0	159.6
Affiliated receivables	0.0	14.3	15.2	4.4	(33.9)	0.0
Inventories, net	0.0	111.9	24.9	91.8	(2.2)	226.4
Deferred tax assets	0.0	0.0	0.0	0.0	0.0	0.0
Other current assets	0.0	3.7	1.9	30.9	0.0	36.5
Total current assets	0.0	190.4	66.4	223.6	(36.1)	444.3
Equity investments	(19.0)	703.2	165.7	0.0	(849.9)	0.0
Property, plant and equipment, net	0.0	117.5	41.2	119.1	0.0	277.8
Goodwill	0.0	0.8	153.1	32.7	0.0	186.6
Intangible assets, net	0.0	8.7	117.6	29.8	0.0	156.1
Deferred tax assets	0.0	29.8	0.8	5.7	0.3	36.6
Affiliated loan receivables	0.7	29.6	222.6	31.7	(284.6)	0.0
Other assets	(0.2)	4.5	4.9	2.3	0.0	11.5
Total assets	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9
LIABILITIES AND EQUITY
Accounts payable	$0.0	$73.8	$18.9	$48.1	$0.0	$140.8
Affiliated payables	0.0	16.6	10.9	15.3	(42.8)	0.0
Accrued liabilities	0.0	35.6	23.4	40.8	0.0	99.8
Current maturities of long-term debt	0.0	30.2	0.0	9.7	0.0	39.9
Total current liabilities	0.0	156.2	53.2	113.9	(42.8)	280.5
Long-term debt	0.0	647.5	0.0	34.9	0.0	682.4
Affiliated debt	0.0	217.5	29.5	36.9	(283.9)	0.0
Other long-term liabilities	0.0	81.6	13.2	67.6	0.0	162.4
Total liabilities	0.0	1,102.8	95.9	253.3	(326.7)	1,125.3
Koppers shareholders’ equity	(18.5)	(18.3)	676.4	185.5	(843.6)	(18.5)
Noncontrolling interests	0.0	0.0	0.0	6.1	0.0	6.1
Total liabilities and equity	$(18.5)	$1,084.5	$772.3	$444.9	$(1,170.3)	$1,112.9

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(0.1)	$106.6	$77.0	$29.1	$(93.1)	$119.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(30.1)	(7.1)	(12.7)	0.0	(49.9)
Repayments (loans to) from affiliates	0.0	(6.9)	16.9	9.8	(19.8)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	00.0	0.9	(4.7)	00.0	(3.8)
Net cash (used in) provided by investing activities	0.0	(37.0)	10.7	(7.6)	(19.8)	(53.7)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(59.9)	0.1	(1.6)	0.0	(61.4)
Borrowings (repayments) of affiliated debt	0.0	(7.2)	(6.5)	(6.1)	19.8	00.0
Deferred financing costs	0.0	(1.4)	0.0	0.0	0.0	(1.4)
Dividends paid	(0.0)	(1.2)	(82.0)	(9.9)	93.1	(0.0)
Stock repurchased	0.1	0.0	0.0	0.0	0.0	0.1
Net cash used in financing activities	0.1	(69.7)	(88.4)	(17.6)	112.9	(62.7)
Effect of exchange rates on cash	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Net increase (decrease) in cash and cash equivalents	0.0	(0.1)	(0.7)	(0.2)	0.0	(1.0)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8

Koppers Holdings Inc.     2016 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$63.0	$55.9	$60.3	$(56.9)	$127.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(41.2)	(5.3)	(9.5)	0.0	(56.0)
(Loans to) repayments from affiliates	0.0	6.3	(5.1)	9.2	(10.4)	0.0
Net cash proceeds from divestitures and asset sales	0.0	12.3	2.1	0.5	0.0	14.9
Net cash (used in) provided by investing activities	0.0	(22.6)	(8.3)	0.2	(10.4)	(41.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(104.2)	0.1	(9.3)	0.0	(113.4)
Borrowings (repayments) of affiliated debt	0.0	71.0	(6.4)	(75.0)	10.4	0.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Dividends paid	(5.1)	(6.2)	(40.8)	(13.5)	56.9	(8.7)
Stock (repurchased) issued	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash (used in) provided by financing activities	(5.4)	(40.4)	(47.1)	(97.8)	67.3	(123.4)
Effect of exchange rates on cash	0.0	0.1	(0.7)	8.1	0.0	7.5
Net (decrease) increase in cash and cash equivalents	0.0	0.1	(0.2)	(29.2)	0.0	(29.3)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$21.8	$23.8	$33.8	$10.4	$(54.3)	$35.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(518.5)	(16.7)	(59.9)	14.8	(580.3)
(Loans to) repayments from affiliates	0.0	(32.2)	(38.9)	0.0	71.1	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	0.1	0.1	0.0	0.3
Net cash used in investing activities	0.0	(550.6)	(55.5)	(59.8)	85.9	(580.0)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	497.0	0.0	50.5	0.0	547.5
Borrowings of affiliated long- term debt	0.0	35.8	27.6	7.7	(71.1)	0.0
Deferred financing costs	0.0	(11.1)	0.0	0.0	0.0	(11.1)
Other financing receipts	0.0	0.0	0.0	1.4	0.0	1.4
Dividends paid	(20.5)	(23.6)	(6.1)	(24.5)	54.3	(20.4)
Stock issued and repurchased	(1.3)	0.0	0.0	14.8	(14.8)	(1.3)
Net cash provided by (used in) financing activities	(21.8)	498.1	21.5	49.9	(31.6)	516.1
Effect of exchange rates on cash	0.0	(1.2)	1.0	(2.5)	0.0	(2.7)
Net increase in cash and cash equivalents	0.0	(29.9)	0.8	(2.0)	0.0	(31.1)
Cash and cash equivalents at beginning of year	0.0	29.9	0.1	52.2	0.0	82.2
Cash and cash equivalents at end of period	$0.0	$0.0	$0.9	$50.2	$0.0	$51.1

Koppers Holdings Inc.     2016 Annual Report

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

See Management Report on page 44 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 45 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

Koppers Holdings Inc.     2016 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 42.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 94. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1

Purchase Agreement, dated as of January 19, 2017, among Koppers Inc., Koppers Holdings Inc., the other guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017) (Commission File No. 001-32737).

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

4.6

Third Supplemental Indenture, dated as of January 19, 2017, among Koppers Inc., Koppers Holdings Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017) (Commission File No. 001-32737).

4.7

Indenture, dated as of January 25, 2017, among Koppers Inc., Koppers Holdings Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017) (Commission File No. 001-32737).

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

Koppers Holdings Inc.     2016 Annual Report

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

10.37*

Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016) (Commission File No. 001-32737).

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

10.97*	Koppers Annual Incentive Plan, as amended February 17, 2016.
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

10.105*

Restricted Stock Unit Issuance Agreement – Time Vesting for Stephen C. Reeder (incorporated by reference to exhibit 10.105 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016) (Commission File No. 001-32737).

10.106*

Restricted Stock Unit Issuance Agreement – Performance Vesting for Stephen C. Reeder (incorporated by reference to exhibit 10.106 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016) (Commission File No. 001-32737).

Koppers Holdings Inc.     2016 Annual Report

Exhibit No.	Exhibit
10.107*

2016 Restricted Stock Unit Issuance Agreement – Performance Vesting (incorporated by reference to exhibit

10.107 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016) (Commission File No. 001-32737).

10.109

Credit Agreement, dated as of February 17, 2017, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017) (Commission File No. 001-32737).

12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
23.2***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management Contract or Compensatory Plan.

*** Filed herewith.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2016, 2015 and 2014

				Net
	Balance at		Increase	(Write-		Balance
	Beginning	Business	(Decrease)	Offs)	Currency	at End
	of Year	Acquisition	to Expense	Recoveries	Translation	of Year
(Dollars in millions)
2016
Allowance for doubtful accounts	$6.5	$0.0	$0.7	$(3.4)	$0.0	$3.8
Inventory obsolescence reserves	$2.3	$0.0	$(0.4)	$0.0	$0.0	$1.9
Deferred tax valuation allowance	$41.9	$0.0	$0.9	$(1.5)	$(1.1)	$40.2
2015
Allowance for doubtful accounts	$5.6	$0.0	$1.3	$0.0	$(0.4)	$6.5
Inventory obsolescence reserves	$3.4	$0.0	$(1.0)	$0.0	$(0.1)	$2.3
Deferred tax valuation allowance	$32.4	$0.0	$10.1	$0.0	$(0.6)	$41.9
2014
Allowance for doubtful accounts	$3.6	$2.6	$(0.2)	$0.0	$(0.4)	$5.6
Inventory obsolescence reserves	$1.7	$0.8	$1.0	$0.0	$(0.1)	$3.4
Deferred tax valuation allowance	$19.7	$1.5	$11.4	$0.0	$(0.2)	$32.4

Koppers Holdings Inc.     2016 Annual Report

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

Signature	Capacity		Date

/s/ Leroy M. Ball, Jr. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		February 24, 2017

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer (Principal Financial and Principal Accounting Officer)		February 24, 2017

David M. Hillenbrand	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng	Director	By	/s/ Leroy M. Ball, Jr.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Stephen R. Tritch	Director		February 24, 2017
Walter W. Turner	Director
T. Michael Young	Director