Form 10-Q
period 2017-03-31
Koppers Holdings Inc.
filed 2017-05-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 1-32737

KOPPERS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State of incorporation)	(IRS Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 227-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01 per share, outstanding at April 28, 2017 amounted to 20,806,367 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Net sales	$346.6	$346.8
Cost of sales (excluding items below)	275.3	288.5
Depreciation and amortization	11.2	15.1
Impairment and restructuring charges	1.5	5.1
Selling, general and administrative expenses	31.0	30.3
Operating profit	27.6	7.8
Other income	2.0	1.6
Interest expense	10.6	12.3
Loss on extinguishment of debt	13.3	0.0
Income (loss) before income taxes	5.7	(2.9)
Income tax provision (benefit)	1.0	(0.5)
Income (loss) from continuing operations	4.7	(2.4)
(Loss) income from discontinued operations, net of tax expense of $0.0 and $0.2	(0.1)	0.6
Net income (loss)	4.6	(1.8)
Net income (loss) attributable to noncontrolling interests	0.2	(0.5)
Net income (loss) attributable to Koppers	$4.4	$(1.3)
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.21	$(0.09)
Discontinued operations	0.00	0.03
Earnings (loss) per basic common share	$0.21	$(0.06)
Diluted -
Continuing operations	$0.20	$(0.09)
Discontinued operations	0.00	0.03
Earnings (loss) per diluted common share	$0.20	$(0.06)
Comprehensive income	$12.3	$7.2
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.5)
Comprehensive income attributable to Koppers	$12.1	$7.7
Weighted average shares outstanding (in thousands):
Basic	20,722	20,582
Diluted	21,746	20,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2017	December 31, 2016
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$23.4	$20.8
Accounts receivable, net of allowance of $3.8	166.5	136.8
Income tax receivable	6.4	3.8
Inventories, net	240.2	228.7
Loan to related party	0.0	8.9
Other current assets	40.3	39.1
Total current assets	476.8	438.1
Property, plant and equipment, net	289.6	280.8
Goodwill	187.2	186.4
Intangible assets, net	139.0	141.9
Deferred tax assets	26.3	27.1
Other assets	14.2	13.2
Total assets	$1,133.1	$1,087.5
Liabilities
Accounts payable	$137.2	$144.2
Accrued liabilities	101.1	106.3
Current maturities of long-term debt	11.9	42.6
Total current liabilities	250.2	293.1
Long-term debt	696.1	619.8
Accrued postretirement benefits	51.0	51.6
Deferred tax liabilities	6.4	6.3
Other long-term liabilities	79.8	82.1
Total liabilities	1,083.5	1,052.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,308,205 and 22,140,680 shares issued	0.2	0.2
Additional paid-in capital	180.7	176.5
Accumulated deficit	(20.5)	(24.7)
Accumulated other comprehensive loss	(60.9)	(68.6)
Treasury stock, at cost, 1,505,377 and 1,475,792 shares	(54.3)	(53.0)
Total Koppers shareholders’ equity	45.2	30.4
Noncontrolling interests	4.4	4.2
Total equity	49.6	34.6
Total liabilities and equity	$1,133.1	$1,087.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash (used in) provided by operating activities:
Net income (loss)	$4.6	$(1.8)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	11.2	15.1
Loss on extinguishment of debt	13.3	0.0
Gain on disposal of investment	(1.3)	0.0
Deferred income taxes	0.1	0.1
Equity loss, net of dividends received	0.0	0.5
Change in other liabilities	(2.3)	(2.7)
Non-cash interest expense	0.5	0.9
Stock-based compensation	2.3	1.1
Other - net	(1.2)	2.0
Changes in working capital:
Accounts receivable	(27.8)	(10.3)
Inventories	(8.5)	(5.2)
Accounts payable	(7.8)	7.0
Accrued liabilities	(9.8)	(5.6)
Other working capital	2.6	1.4
Net cash (used in) provided by operating activities	(24.1)	2.5
Cash (used in) provided by investing activities:
Capital expenditures	(14.9)	(8.6)
Repayments of loan	9.5	0.0
Net cash provided by divestitures and asset sales	0.5	0.3
Net cash used in investing activities	(4.9)	(8.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	369.5	113.2
Repayments of revolving credit	(288.8)	(103.1)
Borrowings of long-term debt	500.0	0.0
Repayments of long-term debt	(538.5)	(7.5)
Issuances of Common Stock	1.6	0.0
Repurchases of Common Stock	(1.3)	(0.3)
Payment of debt issuance costs	(11.0)	0.0
Net cash provided by financing activities	31.5	2.3
Effect of exchange rate changes on cash	0.1	(2.7)
Net increase (decrease) in cash and cash equivalents	2.6	(6.2)
Cash and cash equivalents at beginning of period	20.8	21.8
Cash and cash equivalents at end of period	$23.4	$15.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2016 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2016. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2016.

2. New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017. This ASU makes several modifications related to the accounting for forfeitures of share-based awards, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The Company elected to account for forfeitures when they occur. The impact of adoption was an decrease to retained earnings of $0.2 million, an increase to deferred tax assets of $0.1 million and an increase to additional paid in capital of $0.3 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs are effective for annual reporting periods beginning after December 15, 2017 and allows for the use of either the retrospective or cumulative effect transition method. The Company has not yet determined which transition method will be used. The Company has a project team analyzing significant contracts with customers to determine the impact of the adoption of the ASUs on the Company’s financial statements and disclosures. The Company will continue to assess the impact the ASU updates will have on its revenue arrangements with a final evaluation of the impact of adopting these ASU updates expected to be completed during the third quarter of 2017.

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

3. Plant Closures and Divestitures

Over the past three years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) business unit in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

In January 2017, the Company entered into an agreement to lease its Follansbee, West Virginia coal tar distillation facility to a third party. It is anticipated that the Company will cease naphthalene refining activities at the facility within the next 12 months upon commissioning of a new naphthalene refining plant in Stickney, Illinois.

•	In November 2016, the Company sold its 30-percent interest in Tangshan Kailuan Koppers Carbon Chemical Company Limited located in the Hebei Province in China.
•	In July 2016, the Company discontinued coal tar distillation activities at its CMC plant located in Clairton, Pennsylvania.
•	In March 2016, the Company discontinued production at its 60-percent owned CMC plant located in Tangshan, China.
•

In February 2016, the Company announced plans to cease coal tar distillation and specialty pitch operations at both of its United Kingdom CMC facilities. In July 2016, the Company sold substantially all of its CMC tar distillation properties and assets in the United Kingdom. In exchange, the Company transferred cash to the buyer and the buyer assumed historical environmental and asset retirement obligations.

•	In April 2014, the Company ceased its coal tar distillation activities at its CMC facility located in Uithoorn, the Netherlands.

Other closure and divestiture activity relates to the Company’s Railroad Utility Products and Services (“RUPS”) business unit. These actions include:

•

In October 2016, the Company agreed to a long-term lease of its wood treatment facility in Houston, Texas to a third party. The facility, owned by the Company’s wholly-owned subsidiary, Wood Protection L.P., was engaged in the manufacturing and sale of pressure-treated dimensional lumber.

•	In August 2015, the Company closed its Railroad and Utility Products and Services (“RUPS”) plant located in Green Spring, West Virginia.
•	In July 2015, the Company sold its 50-percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.
•	In January 2015, Koppers Inc. sold its RUPS North American utility pole business.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2015	$2.0	$4.3	$21.9	$0.0	$28.2
Accrual	2.4	0.1	5.6	5.6	13.7
Cost charged against assets	0.0	0.0	0.0	(1.9)	(1.9)
Reversal of accrued charges	(1.9)	(0.5)	(8.7)	(0.1)	(11.2)
Cash paid	(1.0)	(2.4)	(8.1)	(0.2)	(11.7)
Currency translation	(0.1)	0.0	(0.7)	(0.2)	(1.0)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.1	0.0	0.0	1.4	1.5
Reversal of accrued charges	(0.1)	0.0	(0.3)	0.0	(0.4)
Cash paid	(0.1)	(0.5)	(2.8)	(1.4)	(4.8)
Currency translation	0.0	0.1	0.0	0.0	0.1
Reserve at March 31, 2017	$1.3	$1.1	$6.9	$3.2	$12.5

4. Related Party Transactions

As of December 31, 2016 the Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to Tangshan Koppers Kailuan Carbon Chemical Company Limited including interest (“TKK”). The Company had a 30-percent interest in TKK until its sale to TKK’s controlling shareholder in November 2016. As of March 31, 2017, the loan and interest has been fully repaid, and the Company recorded a gain of $1.3 million.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$23.4	$23.4	$20.8	$20.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$724.2	$708.0	$669.6	$662.4
(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair value of the Revolving Credit Facility approximates carrying value due to the variable rate nature of this instrument.

6. Comprehensive Income (Loss) and Equity (Deficit)

Total comprehensive income (loss) for the three months ended March 31, 2017 and 2016 is summarized in the table below:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Net income (loss)	$4.6	$(1.8)
Other comprehensive income:
Change in currency translation adjustment	6.1	6.2
Change in unrealized gains on cash flow hedges, net of tax expense of $0.9 and $1.6	1.3	2.5
Change in unrecognized pension net loss, net of tax expense of $0.2 and $0.1	0.3	0.3
Total comprehensive income	12.3	7.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.5)
Comprehensive income attributable to Koppers	$12.1	$7.7

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in unrecognized pension net loss and unrecognized prior service cost. These components of accumulated other comprehensive income are included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income include income related to derivative financial instruments, net of tax, of $1.3 million for the three months ended March 31, 2017, and $1.5 million for the three months ended March 31, 2016.

The following tables present the change in equity (deficit) for the three months ended March 31, 2017 and 2016, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$30.4	$4.2	$34.6
Net income	4.4	0.2	4.6
Issuance of common stock	1.6	0.0	1.6
Employee stock plans	2.4	0.0	2.4
Other comprehensive income	7.7	0.0	7.7
Repurchases of common stock	(1.3)	0.0	(1.3)
Balance at March 31, 2017	$45.2	$4.4	$49.6

(Dollars in millions)	Total Koppers Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2015	$(18.5)	$6.1	$(12.4)
Net loss	(1.3)	(0.5)	(1.8)
Employee stock plans	1.1	0.0	1.1
Other comprehensive income	9.0	0.0	9.0
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at March 31, 2016	$(10.0)	$5.6	$(4.4)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income (loss) attributable to Koppers	$4.4	$(1.3)
Less: (Loss) income from discontinued operations	(0.1)	0.6
Income (loss) from continuing operations attributable to Koppers	$4.5	$(1.9)
Weighted average common shares outstanding:
Basic	20,722	20,582
Effect of dilutive securities	1,024	0
Diluted	21,746	20,582
Income per common share – continuing operations:
Basic income per common share	$0.21	$(0.09)
Diluted income per common share	0.20	(0.09)
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	128	891

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

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants to most employees in 2015 and thereafter, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees in connection with employee compensation with vesting periods of two years or less typically.

Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units and performance stock units with a performance condition is the market price of the underlying common stock on the date of grant.

Performance stock units granted prior to 2016 have vesting based upon a performance condition. These performance stock units generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is achieved). For awards granted prior to 2016, the applicable performance objective is based upon a multi-year cumulative value creation calculation that considers the Company’s financial performance commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. Performance stock units granted in 2014 did not meet the value creation threshold and were forfeited in February 2017.

Performance stock units granted in 2016 and 2017 have vesting based upon a market condition. These performance stock units have a three-year performance objective and a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based on the Company’s total shareholder return (“TSR”) relative to the Standard & Poors SmallCap 600 Materials Index. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The Company has the discretion to settle the award in cash rather than shares, although the Company currently expects that all awards will be settled by the issuance of shares.

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of the awards on the date of grant using the Monte Carlo valuation model and the assumptions listed below:

	March 2017 Grant	March 2016 Grant
Grant date price per share of performance award	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%
Expected volatility	43.50%	40.86%
Risk-free interest rate	1.54%	0.96%
Look-back period in years	2.83	2.84
Grant date fair value per share of performance award	$64.02	$23.70

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

The following table shows a summary of the performance stock units as of March 31, 2017:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2015 – 2017	0	203,953	407,906
2016 – 2018	0	260,588	521,176
2017 – 2019	0	117,010	234,020

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended March 31, 2017:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2016	279,807	554,388	834,195	$23.09
Granted	64,585	117,010	181,595	$56.93
Vested	(101,179)	0	(101,179)	$24.79
Forfeited	(138)	(89,847)	(89,985)	$37.80
Non-vested at March 31, 2017	243,075	581,551	824,626	$28.73

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant.

Stock Options

Prior to 2015, stock options to most executive officers vest and become exercisable upon the completion of a three-year service period commencing on the grant date. For grants in 2015 and thereafter, the stock options vest in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2017 Grant	March 2016 Grant	March 2015 Grant
Grant date price per share of stock option award	$44.10	$18.11	$17.57
Expected dividend yield per share	0.00%	0.00%	3.40%
Expected life in years	5.77	5.96	5.75
Expected volatility	39.70%	40.86%	42.27%
Risk-free interest rate	2.13%	1.45%	1.73%
Grant date fair value per share of option award	$17.90	$7.41	$5.20

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The Company suspended its dividend in February 2015 and does not expect to declare any dividends for the foreseeable future. The expected life in years is based on historical exercise data of options previously granted by the Company. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	935,454	$26.09
Granted	97,403	$44.10
Exercised	(52,996)	$29.87
Outstanding at March 31, 2017	979,861	$27.68	6.83	$12.9
Exercisable at March 31, 2017	568,086	$30.31	3.14	$5.9

Stock Compensation Expense

Total stock-based compensation expense recognized for three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.3	$1.1
Less related income tax benefit	0.9	0.4
	$1.4	$0.7

As of March 31, 2017, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $22.4 million and the weighted-average period over which this cost is expected to be recognized is approximately 31 months.

9. Segment Information

The Company has three reportable segments: Railroad and Utility Products and Services, Performance Chemicals and Carbon Materials and Chemicals. The Company’s reportable segments contain multiple aggregated business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$135.5	$151.4
Performance Chemicals	96.7	88.0
Carbon Materials and Chemicals	114.4	107.4
Total	$346.6	$346.8
Intersegment revenues:
Performance Chemicals	$1.7	$2.0
Carbon Materials and Chemicals	18.9	20.9
Total	$20.6	$22.9
Depreciation and amortization expense:
Railroad and Utility Products and Services	$3.0	$3.2
Performance Chemicals	4.4	4.8
Carbon Materials and Chemicals	3.8	7.1
Total	$11.2	$15.1
Operating profit (loss):
Railroad and Utility Products and Services	$9.0	$13.5
Performance Chemicals	18.6	12.6
Carbon Materials and Chemicals	0.4	(17.6)
Corporate(a)	(0.4)	(0.7)
Total	$27.6	$7.8

(a)	Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$269.8	$264.2
Performance Chemicals	475.7	442.9
Carbon Materials and Chemicals	338.4	333.0
All other	49.2	47.4
Total	$1,133.1	$1,087.5
Goodwill:
Railroad and Utility Products and Services	$10.3	$9.9
Performance Chemicals	176.9	176.5
Total	$187.2	$186.4

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to adjustments to uncertain tax positions and changes of estimated tax to the actual liability determined upon filing tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pretax income in each domestic and foreign jurisdiction in which the Company conducts business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.

The estimated annual effective income tax rate, excluding discrete items discussed above, was 27.0 percent and 35.4 percent for the three months ended March 31, 2017 and 2016, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31, 2017	March 31, 2016
Federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	2.0
Foreign earnings taxed at different rates	(11.3)	(3.3)
Change in tax contingency reserves	0.2	1.2
Nondeductible expenses	0.8	0.9
Tax credits	(0.3)	(0.4)
Other	0.9	0.0
Estimated annual effective income tax rate	27.0%	35.4%

Income taxes as a percentage of pretax income were 17.5 percent for the three months ended March 31, 2017. This is lower than the estimated annual effective tax rate principally due to discrete items, but also because the estimated annual effective income tax rate is applied to pre-tax earnings excluding the results of our Chinese entities that are not expected to generate a future tax benefit for the year. Discrete items included in income taxes for the three months ended March 31, 2017 were a net benefit of $0.4 million, which includes excess tax benefits for stock-based compensation of $0.8 million offset by additional accruals for uncertain tax positions of $0.4 million.

Income taxes as a percentage of pretax income were 17.2 percent for the three months ended March 31, 2016. This is lower than the estimated annual effective tax rate as the estimated annual effective income tax rate is applied to pre-tax earnings excluding the losses of our Chinese entities that are not expected to generate a future tax benefit. Discrete items included in income taxes for the three months ended March 31, 2017 were not material.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the end of the first quarter.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012.

Unrecognized tax benefits totaled $10.1 million and $9.7 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $6.1 million and $5.7 million, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had accrued approximately $4.4 million and $4.2 million for interest and penalties, respectively.

The Company believes that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $3 million principally due to an expected audit settlement related to a transfer pricing matter.  The Company does not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of March 31, 2017 and December 31, 2016 are summarized in the table below:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Raw materials	$166.6	$157.7
Work in process	12.0	14.2
Finished goods	107.9	103.6
	$286.5	$275.5
Less revaluation to LIFO	46.3	46.8
Net	$240.2	$228.7

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2017 and December 31, 2016 are summarized in the table below:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Land	$17.2	$17.0
Buildings	59.0	58.2
Machinery and equipment	734.9	716.0
	$811.1	$791.2
Less accumulated depreciation	521.5	510.4
Net	$289.6	$280.8

Impairments – There were no impairment charges incurred for the three months ended March 31, 2017 and 2016.

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

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Service cost	$0.5	$0.5
Interest cost	2.4	2.8
Expected return on plan assets	(2.5)	(2.7)
Amortization of net loss	0.5	0.6
Net periodic benefit cost	$0.9	$1.2
Defined contribution plan expense	$2.2	$2.1

14. Debt

Debt at March 31, 2017 and December 31, 2016 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2017	December 31, 2016
(Dollars in millions)
Term Loan			$0.0	$232.5
Revolving Credit Facility	3.45%	2022	181.2	100.1
Construction and other loans	4.74%	2020	40.0	40.4
Senior Notes due 2025	6.00%	2025	500.0	0.0
Senior Notes due 2019			0.0	298.1
Debt			721.2	671.1
Less short term debt and current maturities of long-term debt			11.9	42.6
Less unamortized debt issuance costs			13.2	8.7
Long-term debt			$696.1	$619.8

Senior Notes due 2025

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025 (the “2025 Notes”). Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay a portion of its outstanding term loan and to fund a tender offer to repurchase its senior notes due 2019.

The 2025 Notes are our senior obligations, are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 beginning on August 15, 2017 and will mature on February 15, 2025 unless earlier redeemed or repurchased. On or after February 15, 2020, the Company is entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 104.5 percent of principal value, declining to a redemption price of 101.5 percent on or after February 15, 2022 until the redemption price is equivalent to the principal value on February 15, 2023.

The indenture governing the 2025 Senior Notes includes customary covenants that restrict, among other things, the ability of Koppers Inc. and its restricted subsidiaries to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

Revolving Credit Facility

In February 2017, the Company entered into a new $400.0 million senior secured revolving credit facility (“the Revolving Credit Facility”). The maturity date is February 2022 and the interest rate is variable and is based on LIBOR.

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

As of March 31, 2017, the Company had $178.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2017, $44.1 million of commitments were utilized by outstanding letters of credit.

Loss on Extinguishment of Debt

In February 2017, all of the outstanding Koppers Inc. senior notes due 2019 were repurchased at a premium to carrying value and accordingly, the Company realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the writeoff of unamortized debt issuance costs.

In February 2017, Koppers Inc. repaid its term loan in full and entered into a new revolving credit facility. Accordingly, the Company realized a loss of $3.3 million for the writeoff of unamortized debt issuance costs.

Construction Loans

The Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of

RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third party bank facility are secured by a letter of credit issued by a bank under the Koppers Inc. Revolving Credit Facility. KJCC will repay the construction loan portion of the third party committment in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

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

	March 31, 2017	December 31, 2016
(Dollars in millions)
Asset retirement obligation at beginning of year	$36.0	$46.5
Divestiture	0.0	(8.0)
Accretion expense	0.6	7.1
Revision in estimated cash flows	0.0	2.7
Cash expenditures	(3.1)	(11.4)
Currency translation	0.1	(0.9)
Balance at end of period	$33.6	$36.0

16. Deferred Revenue

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Balance at beginning of year	$27.2	$30.1
Revenue earned	(0.2)	(0.8)
Currency translation	0.3	(2.1)
Balance at end of period	$27.3	$27.2

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $26.4 million as of March 31, 2017 and $26.2 million as of December 31, 2016 with the remainder classified in accrued liabilities.

17. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 36 months and the Company has hedged certain volumes of copper through December 2019. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances and foreign currency denominated sales. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates certain of its commodity swaps as cash flow hedges of forecasted purchases of commodities and certain of its foreign currency swaps as cash flow hedges of forecasted sales. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The amount of hedge ineffectiveness charged to profit and loss is reported in the table below.

For those commodity and foreign currency swaps which are not designated as cash flow hedges, the fair value of the swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings.

As of March 31, 2017 and December 31, 2016, the Company has outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(Amounts in millions)
Cash flow hedges	38.4	42.6	$14.7	$10.6
Not designated as hedges	10.5	6.5	1.7	1.0
Total	48.9	49.1	$16.4	$11.6

As of March 31, 2017 and December 31, 2016, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Other current assets	$16.6	$12.5
Accrued liabilities	(0.2)	(0.9)
Net asset on balance sheet	$16.4	$11.6
Accumulated other comprehensive gain, net of tax	$8.2	$6.9

Based upon contracts outstanding at March 31, 2017, in the next twelve months the Company estimates that $5.3 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See Note 6 – Comprehensive Income (Loss) and Equity (Deficit), for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income to net income for the periods specified below. For the three months ended March 31, 2017 and 2016, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Gain from ineffectiveness of cash flow hedges	$1.9	$1.2
Gain (loss) from contracts not designated as hedges	0.7	(0.2)
Net	$2.6	$1.0

Forward contracts related to foreign currency that are not designated as hedges and fair value changes in these contracts are immediately charged to earnings and are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). As of March 31, 2017, the Company has outstanding foreign currency forward contracts with a net fair value totaling $0.1 million, consisting of a gross derivative liability of $0.4 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.5 million (recognized in other current assets in the balance sheet). As of December 31, 2016, the Company has outstanding currency forward contracts with a net fair value totaling $1.0 million, consisting of a gross derivative liability of $0.9 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.9 million (recognized in other current assets in the balance sheet).

As of March 31, 2017 and December 31, 2016, the net currency units outstanding were:

	March 31, 2017	December 31, 2016
(In millions)
British Pounds	GBP 6.3	GBP 7.3
New Zealand Dollars	NZD 15.5	NZD 15.5
United States Dollars	USD 4.8	USD 24.7
Canadian Dollars	CAD 0.3	CAD 0.3

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 99 plaintiffs in 55 cases pending as of March 31, 2017, compared to 99 plaintiffs in 55 cases pending as of December 31, 2016. As of March 31, 2017, there are a total of 54 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

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

In November 2010, a class action complaint was filed by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. In a second amended complaint, plaintiffs allege that chemicals and contaminants from the Gainesville plant have contaminated real properties, have caused property damage (diminution in value) and have placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The plaintiffs presently seek a class comprised of all current property owners of single family residential properties with a polygon-shaped area extending approximately two miles from the former plant area (which area encompasses approximately 7,000 owners).

The case is being heard in the United States District Court for the Northern District of Florida. Plaintiffs filed a motion for class certification in September 2015 and the response of Koppers Inc. was filed in October 2015. A hearing on plaintiffs’ motions for class certification and the parties’ motions relating to experts was held in January 2016. On March 20, 2017, the district court denied the motion for class certification and also granted the motion to strike several of the plaintiffs’ expert witnesses. Plaintiffs filed a petition seeking to appeal the order with the Eleventh Circuit Court of Appeals on April 3, 2017.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimus contributor at the site. Additionally, two separate natural resources damages assessments (“NRDA”) are being conducted by local trustee groups. The NRDA is intended to identify further information necessary to estimate liabilities for settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA costs.

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

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at March 31, 2017. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are two plant sites in the United States where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition.  As of March 31, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

Foreign Environmental Matters. In connection with Koppers Inc.’s acquisition of Osmose, Inc., there are two plant sites located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition. As of March 31, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $3.1 million. Osmose Holdings, Inc. has provided an indemnity of up to $5.0 million for certain environmental response costs incurred prior to August 15, 2017 (the “Osmose Indemnity”). As of March 31, 2017, total recoveries under the Osmose Indemnity total $4.6 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $1.1 million as of March 31, 2017.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $4.3 million and $5.2 million are classified as current liabilities at March 31, 2017 and December 31, 2016, respectively:

	Period ended
	March 31, 2017	December 31, 2016
(Dollars in millions)
Balance at beginning of year	$12.9	$19.8
Expense	0.2	1.5
Reversal of reserves	(0.3)	(1.0)
Cash expenditures	(0.9)	(6.3)
Disposal	0.0	(0.3)
Currency translation	0.2	(0.8)
Balance at end of period	$12.1	$12.9

19. Subsidiary Guarantor Information for Koppers Inc. Senior Notes

On January 25, 2017, Koppers Inc. issued $500.0 million principal value of Senior Notes due 2025 (the “2025 Notes”). Koppers Holdings and each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. fully and unconditionally guarantee the payment of principal and interest on the 2025 Notes. The domestic guarantor subsidiaries include Koppers World-Wide Ventures Corporation, Koppers Delaware, Inc., Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Performance Chemicals Inc., Koppers Railroad Structures Inc., Koppers NZ, LLC, Koppers-Nevada Limited Liability Company, Wood Protection LP, Wood Protection Management LLC, Koppers Asia LLC and Koppers Ventures Inc. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation.

The guarantee of a guarantor subsidiary will be automatically and unconditionally released and discharged in the event of:

◾	any sale of the capital stock or substantially all of the assets of the guarantor subsidiary;
◾	the designation of the guarantor subsidiary as an unrestricted subsidiary in accordance with the indenture governing the 2025 Notes; and
◾	the legal defeasance, covenant defeasance or satisfaction and discharge of the indenture governing the 2025 Notes.

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

Reliance of Koppers Holdings on Earnings of Koppers Inc. and its Subsidiaries

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Revolving Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s 2025 Notes, (2) no event of default or potential default has occurred or is continuing under the credit agreement, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The Koppers Inc. Revolving Credit Facility provides for a revolving credit facility of up to $400.0 million at variable rates. Borrowings under the Revolving Credit Facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The Revolving Credit Facility contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends and investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of March 31, 2017, Koppers Inc.’s assets exceeded its liabilities by $44.5 million. There are no net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. as of March 31, 2017. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$150.9	$81.2	$136.4	$(21.9)	$346.6
Cost of sales including depreciation and amortization	0.0	148.1	54.0	105.8	(19.9)	288.0
Selling, general and administrative	0.5	10.9	10.2	9.4	0.0	31.0
Operating profit (loss)	(0.5)	(8.1)	17.0	21.2	(2.0)	27.6
Other income (loss)	0.0	0.1	0.6	1.5	(0.2)	2.0
Equity income (loss) of subsidiaries	4.9	26.3	17.4	0.0	(48.6)	0.0
Interest expense	0.0	9.7	0.1	0.9	(0.1)	10.6
Loss on extinguishment of debt	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	0.0	(9.6)	6.5	4.1	0.0	1.0
Income (loss) from continuing operations	4.4	4.9	28.4	17.7	(50.7)	4.7
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2
Net income (loss) attributable to Koppers	$4.4	$4.9	$28.4	$17.4	$(50.7)	$4.4
Comprehensive income (loss) attributable to Koppers	$12.1	$12.6	$35.9	$23.5	$(72.0)	$12.1

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$167.9	$80.0	$120.4	$(21.5)	$346.8
Cost of sales including depreciation and amortization	0.0	168.0	58.3	105.2	(22.8)	308.7
Selling, general and administrative	0.5	10.0	10.0	9.8	0.0	30.3
Operating profit (loss)	(0.5)	(10.1)	11.7	5.4	1.3	7.8
Other income (loss)	0.0	0.1	2.0	0.0	(0.5)	1.6
Equity income (loss) of subsidiaries	(0.8)	17.2	2.1	0.0	(18.5)	0.0
Interest expense	0.0	11.4	0.0	1.4	(0.5)	12.3
Income taxes	0.0	(3.4)	0.1	2.8	0.0	(0.5)
Income (loss) from continuing operations	(1.3)	(0.8)	15.7	1.2	(17.2)	(2.4)
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(0.5)	0.0	(0.5)
Net income (loss) attributable to Koppers	$(1.3)	$(0.8)	$15.7	$2.3	$(17.2)	$(1.3)
Comprehensive income (loss) attributable to Koppers	$7.7	$8.2	$24.5	$8.6	$(41.3)	$7.7

Condensed Consolidating Balance Sheet

March 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$23.4	$0.0	$23.4
Receivables, net	0.0	59.5	31.9	81.5	0.0	172.9
Affiliated receivables	0.7	12.9	5.7	15.9	(35.2)	0.0
Inventories, net	0.0	96.5	36.8	109.7	(2.8)	240.2
Other current assets	0.0	5.3	17.8	16.9	0.3	40.3
Total current assets	0.7	174.2	92.2	247.4	(37.7)	476.8
Equity investments	44.6	731.2	218.9	0.0	(994.7)	0.0
Property, plant and equipment, net	0.0	132.0	41.9	115.7	0.0	289.6
Goodwill	0.0	0.8	153.1	33.3	0.0	187.2
Intangible assets, net	0.0	7.7	104.4	26.9	0.0	139.0
Deferred tax assets	0.0	29.7	(9.4)	6.0	0.0	26.3
Affiliated loan receivables	0.0	36.9	205.3	21.9	(264.1)	0.0
Other assets	0.0	5.2	6.1	3.0	(0.1)	14.2
Total assets	$45.3	$1,117.7	$812.5	$454.2	$(1,296.6)	$1,133.1
LIABILITIES AND EQUITY
Accounts payable	0.1	56.5	38.2	42.4	0.0	137.2
Affiliated payables	0.0	17.7	0.1	19.1	(36.9)	0.0
Accrued liabilities	0.0	47.0	14.2	39.9	0.0	101.1
Current maturities of long-term debt	0.0	0.2	0.0	11.7	0.0	11.9
Total current liabilities	0.1	121.4	52.5	113.1	(36.9)	250.2
Long-term debt	0.0	668.0	0.0	28.1	0.0	696.1
Affiliated debt	0.0	209.9	23.5	30.7	(264.1)	0.0
Other long-term liabilities	0.0	73.9	14.5	48.8	0.0	137.2
Total liabilities	0.1	1,073.2	90.5	220.7	(301.0)	1,083.5
Koppers shareholders’ equity	45.2	44.5	722.0	229.1	(995.6)	45.2
Noncontrolling interests	0.0	0.0	0.0	4.4	0.0	4.4
Total liabilities and equity	$45.3	$1,117.7	$812.5	$454.2	$(1,296.6)	$1,133.1

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8
Receivables, net	0.0	50.8	25.4	64.4	0.0	140.6
Affiliated receivables	0.7	34.8	32.2	15.4	(83.1)	0.0
Inventories, net	0.0	106.6	23.9	99.0	(0.8)	228.7
Other current assets	0.0	5.1	13.4	29.2	0.3	48.0
Total current assets	0.7	197.3	94.9	228.8	(83.6)	438.1
Equity investments	29.9	697.4	195.4	0.0	(922.7)	0.0
Property, plant and equipment, net	0.0	126.7	39.6	114.5	0.0	280.8
Goodwill	0.0	0.8	153.1	32.5	0.0	186.4
Intangible assets, net	0.0	7.9	107.1	26.9	0.0	141.9
Deferred tax assets	0.0	29.7	(8.4)	5.8	0.0	27.1
Affiliated loan receivables	0.0	36.9	205.3	21.9	(264.1)	0.0
Other assets	0.0	5.5	6.1	1.6	0.0	13.2
Total assets	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5
LIABILITIES AND EQUITY
Accounts payable	$0.2	$69.6	$38.9	$35.5	$0.0	$144.2
Affiliated payables	0.0	46.0	20.7	24.5	(91.2)	0.0
Accrued liabilities	0.0	49.5	18.9	37.9	0.0	106.3
Current maturities of long-term debt	0.0	30.2	0.0	12.4	0.0	42.6
Total current liabilities	0.2	195.3	78.5	110.3	(91.2)	293.1
Long-term debt	0.0	592.0	0.0	27.8	0.0	619.8
Affiliated debt	0.0	209.9	23.5	30.7	(264.1)	0.0
Other long-term liabilities	0.0	75.0	11.6	53.4	0.0	140.0
Total liabilities	0.2	1,072.2	113.6	222.2	(355.3)	1,052.9
Koppers shareholders’ equity	30.4	30.0	679.5	205.6	(915.1)	30.4
Noncontrolling interests	0.0	0.0	0.0	4.2	0.0	4.2
Total liabilities and equity	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(0.3)	$(26.9)	$7.1	$(3.7)	$(0.3)	$(24.1)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.7)	(3.7)	(1.5)	0.0	(14.9)
Repayments (loans to) from affiliates	0.0	5.6	3.0	0.4	(9.0)	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net cash (used in) provided by divestitures and asset sales	0.0	0.0	0.2	0.3	0.0	0.5
Net cash provided by (used in) investing activities	0.0	(4.1)	(0.5)	8.7	(9.0)	(4.9)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	43.2	0.0	(1.0)	0.0	42.2
Borrowings (repayments) of affiliated debt	0.0	(0.9)	(6.6)	(1.5)	9.0	0.0
Debt issuance costs	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(0.3)	(0.0)	0.0	0.3	0.0
Stock issued (repurchased)	0.3	0.0	0.0	0.0	0.0	0.3
Net cash provided by (used in) financing activities	0.3	31.0	(6.6)	(2.5)	9.3	31.5
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net increase (decrease) in cash and cash equivalents	0.0	0.0	0.0	2.6	0.0	2.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$23.4	$0.0	$23.4

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$0.3	$7.9	$21.6	$(7.8)	$(19.5)	$2.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(6.9)	(0.2)	(1.5)	0.0	(8.6)
Repayments (loans to) from affiliates	0.0	(7.2)	1.6	(0.3)	5.9	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.0	0.1	0.2	0.0	0.3
Net cash provided by (used in) investing activities	0.0	(14.1)	1.5	(1.6)	5.9	(8.3)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	0.1	0.0	2.5	0.0	2.6
Borrowings (repayments) of affiliated debt	0.0	6.5	(4.5)	3.9	(5.9)	0.0
Dividends paid	0.0	(0.4)	(19.1)	0.0	19.5	0.0
Stock repurchased	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash provided by (used in) financing activities	(0.3)	6.2	(23.6)	6.4	13.6	2.3
Effect of exchange rates on cash	0.0	0.0	0.0	(2.7)	0.0	(2.7)
Net increase (decrease) in cash and cash equivalents	0.0	0.0	(0.5)	(5.7)	0.0	(6.2)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.1	$0.2	$15.3	$0.0	$15.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in Australia. We also provide rail joint bar products as well as various services to the railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications. Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, the production of aluminum, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively.

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties that require periodic replacement. As a result, demand has historically been relatively stable in the range of 22-25 million wood crossties annually. We sell treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada, and utility poles to the utility sector in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. The first component of our revenue stream occurs when we procure the untreated crossties, on behalf of our customers, at a nominal markup. This practice provides the railroad customers with an assured level of inventory and minimizes our working capital usage as untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. Subsequent to the air seasoning period, the next phase involves the RUPS segment providing value-added services to customers through treating crossties, switch ties and various types of lumber used for railroad bridges and crossings. The processes include creosote-only treatment as well as a combination of creosote and borate treatments. During any given year, there is a seasonal effect in the winter months on our crosstie business depending on weather conditions for harvesting lumber and installation.

Over the past twelve months, rail freight has declined due to lower shipments of coal, oil and gas, durable goods, and related products. As a result of their declining revenue base, the major companies in the rail industry have substantially reduced both operating and capital spending from peak spending levels, which has a negative short-term impact on sales of various products and services that we provide to that industry. We expect that 2017 revenues and profitability will again reflect a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. The lower demand has caused the market to reduce raw material purchase prices primarily in the Eastern U.S. which, due to certain cost pass-through conditions, will further reduce our revenues in the near term, but have a minimal impact on our profitability. Furthermore, the lower demand has also resulted in price reductions for the products we supply the commercial railroad business as competition has increased to replace the lower Class I demand for crossties. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers.  Approximately 70 percent of our North American sales are under long-term contracts and we believe that we will continue to grow our market position.

Overall, the long-term prognosis for the railroad industry and the products and services that we provide to it remains favorable. Currently, the railroad industry is managing the cyclical downturn in the oil and gas industry, while looking to replace demand lost to what is likely a long-term reduction in coal production. At the same time, the railroads are building their revenue base of shipments of non-energy related products. The Association of American Railroads (“AAR”) reported that the total U.S. carload traffic for the three months ending March 31, 2017, was up 5.7 percent from the prior year period and intermodal units were 1.4 percent higher than last year. Together, the total combined U.S. traffic for first quarter 2017 increased 3.5 percent compared to last year and is expected to post mid-single digit year-over-year growth. According to the AAR, the overall levels of railroad investment are forecasted to be $22 billion, a decline from $25 billion in 2016 and $29 billion in 2015. While a reduction in coal transport will likely persist, the continued trend of intermodal freight demand has driven maintenance and upgrades along key transportation corridors. From a long-term perspective, there remains a long-term need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment, we will benefit from increased infrastructure and capacity expansion when it occurs.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia and New Zealand. Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. The National Association of Realtors estimates that existing home sales will increase two percent in 2017 which we expect will favorably impact repair and remodeling activity. According to the Leading Indicator of Remodeling Activity (“LIRA”), strong gains in home renovation and repair are expected to continue into mid-2017 before moderating somewhat later in the year.

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

In North America, we are vertically integrated due to our manufacturing capabilities for copper compounds for our copper-based wood preservatives. We believe our vertical integration is part of our proprietary processes and reflects an important competitive advantage. In addition, we believe this provides our customers with the security of a continuous supply of wood preservative chemicals. Beginning in mid-2016, we have seen large retailers and lumber dealers opting for a product mix with higher levels of preservative retention driven primarily by changes in treated wood product application standards. This shift towards a higher retention product mix simplifies the treating and stocking processes for the treaters that purchase PC products and their end-customers, as well as provides for higher quality products that will better withstand the effects of insects and fungal decay. Even though it is difficult to predict competitive trends and to quantify the total impact it will have on PC sales, operating profit, and cash flow, we believe the shift to higher retention product mix will continue into 2017 but will begin to moderate as the market completes this transition in the second quarter of 2017.

Overall, the market for existing home sales shows continued signs of improvement as reflected by the favorable outlook for same-store sales reported by major domestic home improvement retailers. The Joint Center for Housing Studies of Harvard University which is projecting another solid year for repair and remodel activity with a seven percent growth rate projected for 2017. Although there is the potential pressure of higher mortgage rates and its impact on housing sales, the housing market should be supported by the continued release of pent-up demand and the beginning of stronger participation from first-time buyers. The Consumer Confidence Index®, as reported by The Conference Board, has shown ongoing improvement and stands at 125.6 in March 2017, up from 113.3 in December 2016, which should continue to drive general economic growth.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to meet creosote demand in North America for the treatment of railroad crossties. We currently supply our North American RUPS business with 100 percent of our creosote requirements. As discussed in the RUPS outlook, there is a short-term decrease in spending for railroad infrastructure. This will result in a shift in excess distillate production to the less profitable carbon black feedstock market until demand for creosote returns to historical levels.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has lead to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. In 2017, the aluminum production in the U.S. is expected to be relatively flat due to the reduction of global inventories, modestly improved economic demand, and more rational levels of global aluminum production.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. As our CMC business, principally in North America, has consolidated its operating footprint and lowered production levels over the past two years, our raw material needs are significantly less than historically required and we will continue to evaluate potential opportunities to further lower our overall input costs.

CMC Restructuring Initiatives

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

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of between $9 million to $17 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $40 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing reliance on and exposure to the carbon pitch markets.  We believe that the extensive and ongoing efforts to reduce our fixed cost structure will result in a sustainable improvement in earnings in addition to lower volatility in cash flow.

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

Results of Operations – Comparison of Three Months Ended March 31, 2017 and 2016

Consolidated Results

Net sales for the three months ended March 31, 2017 and 2016 are summarized by segment in the following table:

	Three Months Ended March 31,
	2017	2016	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$135.5	$151.4	-11%
Performance Chemicals	96.7	88.0	10%
Carbon Materials and Chemicals	114.4	107.4	7%
	$346.6	$346.8	0%

RUPS net sales decreased by $15.9 million or 11 percent compared to the prior year period. The sales decrease was primarily due to lower sales volumes of treated crossties, utility products and structure services. Sales of treated crossties declined by $11.4 million or nine percent. The reduction in treated crossties and structure services is attributed to lower spending in the rail industry due to the impact of reduced freight car loadings and rail traffic across both the Class I and commercial markets. In addition, commercial crosstie pricing has been reduced due to an over-supply of crossties in the non-Class I market. Sales of utility products declined by $1.0 million or 12 percent due to reduced demand for structural timber in Australia.

PC net sales increased by $8.7 million or 10 percent compared to the prior year period. The sales increase was due primarily to higher North American sales volumes for some copper-based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year period.

CMC net sales increased by $7.0 million or seven percent compared to the prior year period due mainly to higher sales volumes for carbon black feedstock and other coal tar products with higher sales prices for carbon pitch, carbon black feedstock and phthalic anhydride, partially offset by lower carbon pitch and creosote volumes. Our strategy is to sell as much distillate production to the higher value wood preservative market, however there was a reduction in creosote volume driven by lower demand for treated crossties. The excess distillate was sold as carbon black feedstock. Carbon pitch sales volumes were lower in the United States and China. Reduced volume of carbon pitch in the United States is due to the reduction of aluminum manufacturing capacity. Reduced volume of carbon pitch in China is due to the shutdown of our 60-percent owned CMC plant located in Tangshan, China and the sale of TKK. Sales of coal tar chemicals increased over the prior year period due to an increase in sales volumes and pricing of phthalic anhydride. The increase in pricing was driven by the effect of higher orthoxylene pricing on phthalic anhydride.

Cost of sales as a percentage of net sales was 79 percent for the quarter ended March 31, 2017 compared to 83 percent in the prior year quarter due mainly to a sales mix shift for PC as higher gross margins were driven by increased sales volumes and lower costs. In addition, higher gross margins for CMC were driven by lower raw material costs in North America and higher sales prices in Europe and Australasia. This more than offset lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties, utility poles, and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the non-class I market.

Depreciation and amortization for the quarter ended March 31, 2017 was $3.9 million lower when compared to the prior year period due mainly to a reduction in assets, excluding assets under construction, related to our shutdown of distillation facilities in the United States and United Kingdom.

Impairment and restructuring expenses for the quarter ended March 31, 2017 were $3.6 million lower when compared to the prior year period due mainly to a prior year accrual for future real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom and impairment charges for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania. Current year charges consist of restructuring-related accelerated depreciation for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania.

Selling, general and administrative expenses for the quarter ended March 31, 2017 were $0.7 million higher when compared to the prior year period due mainly to increases in consulting and stock-based compensation expense offset by decreases in customer development costs.

Other income for the quarter ended March 31, 2017 was $0.4 million higher when compared to the prior year period. In the quarter ended March 31, 2016, we incurred equity method losses of $0.4 million for CMC related to our TKK facility in China.

Interest expense for the quarter ended March 31, 2017 was $1.7 million lower than the prior year period as a result of reduced average debt levels and reduced interest rates related to our new 2025 Notes and our new Revolving Credit Facility.

Loss on extinguishment of debt for the quarter ended March 31, 2017 was $13.3 million higher when compared to the prior year period. In the current year period, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the writeoff of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new revolving credit facility. Accordingly, we realized a loss of $3.3 million for the writeoff of unamortized debt issuance costs.

Income taxes for the quarter ended March 31, 2017 were $1.0 million, an increase of $1.5 million when compared to the prior year period. The increase in tax expense is primarily due to an increase in pre-tax earnings partially offset by a decrease in the estimated annual effective income tax rate. The estimated annual effective tax rates for the quarters ended March 31, 2017 and March 31, 2016 were 27.0 percent and 35.4 percent, respectively. The decrease in the estimated annual effective income tax rate is primarily due to an increased amount of foreign earnings that are taxed at more favorable rates.

Segment Results

Segment operating profit for the three months ended March 31, 2017 and 2016 is summarized by segment in the following table:

	Three Months Ended March 31,
	2017	2016	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$9.0	$13.5	(33)%
Performance Chemicals	18.6	12.6	48%
Carbon Materials and Chemicals	0.4	(17.6)	102%
Corporate	(0.4)	(0.7)	43%
	$27.6	$7.8	254%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	6.6%	8.9%	(2.3)%
Performance Chemicals	19.2%	14.3%	4.9%
Carbon Materials and Chemicals	0.3%	(16.4)%	16.7%
	8.0%	2.2%	5.8%

RUPS operating profit decreased by $4.5 million or 33 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 6.6 percent from 8.9 percent in the prior year quarter. Operating profit as a percentage of net sales for the three months ended March 31, 2017 was impacted by reduced sales volumes of crossties, utility poles, and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the non-class I market. The negative impact from these factors was slightly offset by favorable volumes and sales mix of rail joint products.

PC operating profit increased by $6.0 million or 48 percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 19.2 percent from 14.3 percent in the prior year quarter. Operating profit for the three months ended March 31, 2017 was positively impacted due primarily to higher North American sales volumes for copper-based wood preservatives. Sales volumes have improved due to favorable market trends in the repair and remodeling markets and existing home sales. Higher sales volumes were driven primarily by changes in treated wood product application standards resulting in treated wood dealers stocking and selling more high retention ground contact treated wood.

CMC operating profit increased by $18.0 million or 102 percent compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 0.3 percent from a loss of 16.4 percent in the prior year quarter. Operating profit for the three months ended March 31, 2017 was positively affected by lower raw material costs in North America and higher sales prices in Europe and Australasia. The positive impacts were partially offset by lower sales prices in North America, accelerated depreciation, and unabsorbed fixed costs.

Corporate operating loss decreased by $0.3 million or 43 percent compared to the prior year period due to reduced foreign currency losses in the current year period.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2017 was $24.1 million compared to net cash provided by operating activities of $2.5 million in the prior year period. The net decrease of $26.6 million in cash from operations was due primarily to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable due to an increase in sales in the first quarter of 2017 from the fourth quarter of 2016, an increase in inventory, a decrease in accounts payable and a decrease in accrued liabilities in the current year period.

Net cash used in investing activities amounted to $4.9 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $8.3 million in the prior year period. The decrease in cash used for investing activities of $3.4 million is primarily due to current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois offset by our cash proceeds of $9.5 million from the loan repayment by TKK.

Net cash provided by financing activities was $31.5 million for the three months ended March 31, 2017 compared to $2.3 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the first three months of 2017 reflected net borrowings of revolving credit of $80.7 million offset by net repayments of long-term debt of $38.5 million and payment of debt issuance costs of $11.0 million from the issuance of new debt. The cash provided by financing activities in the first three months of 2016 reflected net borrowings of revolving credit of $10.1 million offset by repayments of long-term debt of $7.5 million.

Liquidity and Capital Resources

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

Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay a portion of its outstanding term loan and to fund a tender offer to repurchase its senior notes due 2019 (the “2019 Notes”). The tender offer for the 2019 Notes was completed in early February 2017. Any 2019 Notes remaining outstanding following the tender offer were called for redemption and Koppers Inc. concurrently satisfied and discharged its remaining obligations under the indenture governing the 2019 Notes.

In February 2017, the Company entered into a new $400.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”). The maturity date of the Revolving Credit Facility is February 2022. The interest rate on the Revolving Credit Facility is variable and is based on LIBOR.

Expenses associated with the redemption of the 2019 Notes, the repayment of our term loan and placement of the new Revolving Credit Facility were $13.3 million for the three months ended March 31, 2017 and are included in “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). These costs consist of tender offer premiums, fees and write off of unamortized debt issuance costs.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Revolving Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s 2025 Notes, (2) no event of default or potential default has occurred or is continuing under our Revolving Credit Facility, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture, is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2017, the basket totaled $137.8 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2017, we had $178.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2017, $44.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2017 (dollars in millions):

Cash and cash equivalents(1)	$23.4
Amount available under Revolving Credit Facility	178.6
Total estimated liquidity	$202.0

(1)	Cash includes approximately $23.3 million held by foreign subsidiaries, which if repatriated to the United States, would not incur a material cash tax cost.

Our estimated liquidity was $181.5 million at December 31, 2016.

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

Debt Covenants

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2017 was 1.72.

▪	The secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at March 31, 2017 was 1.15.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were repurchased in the three months ended March 31, 2017 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $52.8 million. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2017 Koppers Performance Chemicals Inc. (“KPC”), a wholly-owned subsidiary of Koppers Holdings, entered into Amendment No. 2 to the Employment Letter Agreement by and among KPC and Stephen C. Reeder (the “Amendment”).

The Amendment removes the provision associated with payments to be made to Mr. Reeder in the event of his termination in connection with a sale of KPC. Separately, Mr. Reeder and Koppers Inc. remain parties to a change in control agreement dated January 1, 2016, substantially in the form previously filed as exhibit 10.80 to the Koppers Holdings Quarterly Report on Form 10-Q filed on August 8, 2013.

A copy of the Amendment is attached as an exhibit hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

10.110*	Key Employee Non-Competition Agreement, dated November 8, 2006, between Osmose Holdings, Inc. and Stephen C. Reeder.
10.111*	Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, between Osmose Holdings, Inc. and Stephen C. Reeder.
10.112*	Employment Letter Agreement, dated March 14, 2012, between Osmose, Inc. and Stephen C. Reeder.
10.113*	Amendment to Employment Letter Agreement, dated June 25, 2014, by and among Osmose, Inc. and Stephen C. Reeder.
10.114*	Amendment No. 2 to Employment Letter Agreement, entered into as of May 5, 2017, by and among Koppers Performance Chemicals Inc. and Stephen C. Reeder.

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 8, 2017	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)