Form 10-Q
period 2017-09-30
Koppers Holdings Inc.
filed 2017-11-09
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2017 amounted to 20,745,461 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$384.8	$371.1	$1,109.4	$1,103.0
Cost of sales (excluding items below)	293.6	294.1	863.6	886.4
Depreciation and amortization	12.1	13.8	35.0	42.0
Gain on sale of business	0.0	(2.1)	0.0	(2.1)
Impairment and restructuring charges	2.2	5.0	5.8	16.1
Loss on pension settlement	8.8	0.0	8.8	0.0
Selling, general and administrative expenses	33.4	32.6	96.3	93.1
Operating profit	34.7	27.7	99.9	67.5
Other income	0.6	0.2	3.3	2.2
Interest expense	10.5	11.7	31.9	38.3
Loss on extinguishment of debt	0.0	0.0	13.3	0.0
Income before income taxes	24.8	16.2	58.0	31.4
Income tax provision	4.8	4.2	12.4	10.5
Income from continuing operations	20.0	12.0	45.6	20.9
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.0, $0.0, $0.4 and $(0.3)	(0.1)	(0.1)	(1.3)	0.5
Net income	19.9	11.9	44.3	21.4
Net income (loss) attributable to noncontrolling interests	0.1	(0.2)	0.4	(1.5)
Net income attributable to Koppers	$19.8	$12.1	$43.9	$22.9
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.96	$0.59	$2.17	$1.08
Discontinued operations	0.00	0.00	(0.06)	0.03
Earnings per basic common share	$0.96	$0.59	$2.11	$1.11
Diluted -
Continuing operations	$0.91	$0.58	$2.06	$1.07
Discontinued operations	0.00	0.00	(0.06)	0.02
Earnings per diluted common share	$0.91	$0.58	$2.00	$1.09
Comprehensive income	$36.8	$14.1	$73.7	$31.4
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.2)	0.6	(1.7)
Comprehensive income attributable to Koppers	$36.6	$14.3	$73.1	$33.1
Weighted average shares outstanding (in thousands):
Basic	20,746	20,657	20,750	20,627
Diluted	21,911	21,163	21,927	20,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2017	December 31, 2016
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$50.2	$20.8
Accounts receivable, net of allowance of $2.0 and $3.8	180.5	136.8
Income tax receivable	3.7	3.8
Inventories, net	226.6	228.7
Loan to related party	0.0	8.9
Other current assets	53.0	39.1
Total current assets	514.0	438.1
Property, plant and equipment, net	312.3	280.8
Goodwill	188.6	186.4
Intangible assets, net	133.5	141.9
Deferred tax assets	20.0	27.1
Other assets	12.5	13.2
Total assets	$1,180.9	$1,087.5
Liabilities
Accounts payable	$133.2	$144.2
Accrued liabilities	108.2	106.3
Current maturities of long-term debt	12.8	42.6
Total current liabilities	254.2	293.1
Long-term debt	688.0	619.8
Accrued postretirement benefits	41.3	51.6
Deferred tax liabilities	7.1	6.3
Other long-term liabilities	77.2	82.1
Total liabilities	1,067.8	1,052.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,350,838 and 22,140,680 shares issued	0.2	0.2
Additional paid-in capital	186.5	176.5
Retained earnings (accumulated deficit)	19.0	(24.7)
Accumulated other comprehensive loss	(39.3)	(68.6)
Treasury stock, at cost, 1,605,377 and 1,475,792 shares	(58.1)	(53.0)
Total Koppers shareholders’ equity	108.3	30.4
Noncontrolling interests	4.8	4.2
Total equity	113.1	34.6
Total liabilities and equity	$1,180.9	$1,087.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$44.3	$21.4
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	35.0	42.0
Impairment charges	0.0	3.5
Loss on extinguishment of debt	13.3	0.0
Gain on disposal of assets and investment	(1.4)	0.0
Gain on sale of business	0.0	(2.1)
Deferred income taxes	0.8	(0.5)
Equity loss, net of dividends received	0.0	1.0
Change in other liabilities	(18.6)	(7.6)
Non-cash interest expense	1.5	4.8
Stock-based compensation	7.8	5.7
Loss on pension settlement	8.8	0.0
Other - net	2.0	3.3
Changes in working capital:
Accounts receivable	(37.6)	(17.9)
Inventories	10.5	13.8
Accounts payable	(14.4)	0.9
Accrued liabilities	(1.1)	15.4
Other working capital	(2.4)	(1.2)
Net cash provided by operating activities	48.5	82.5
Cash (used in) provided by investing activities:
Capital expenditures	(48.6)	(32.2)
Repayments received on loan	9.5	0.0
Net cash provided by divestitures and asset sales	1.1	(4.5)
Net cash used in investing activities	(38.0)	(36.7)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	624.2	457.9
Repayments of revolving credit	(550.1)	(477.9)
Borrowings of long-term debt	500.0	0.0
Repayments of long-term debt	(541.4)	(23.4)
Issuances of Common Stock	1.9	0.5
Repurchases of Common Stock	(5.1)	(0.3)
Payment of debt issuance costs	(11.0)	(1.4)
Net cash provided by (used in) financing activities	18.5	(44.6)
Effect of exchange rate changes on cash	0.4	(5.3)
Net increase (decrease) in cash and cash equivalents	29.4	(4.1)
Cash and cash equivalents at beginning of period	20.8	21.8
Cash and cash equivalents at end of period	$50.2	$17.7

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs are effective for annual reporting periods beginning after December 15, 2017.The Company has decided to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company has a project team that has substantially completed its analysis of significant contracts with customers across all major business units to assess the impact of the adoption of the ASUs on the Company’s financial statements and disclosures. Substantially all of the Company’s contracts with its customers are standard ship and invoice arrangements where revenue is recognized at the time of shipment or delivery. The Company has identified certain arrangements where revenue will be accelerated upon adoption as the related performance obligations under the contract have been satisfied and control of the goods or services have been transferred to the customer prior to shipment. After assessing the results of the analysis completed to date, the Company currently does not believe this ASU will have a significant impact on its consolidated financial position, results of operations and cash flows. The Company will continue to update its assessment through the fourth quarter of 2017 for existing customer contracts and more recently executed customer contracts.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350).” The update is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update are effective for periods beginning after December 15, 2019. Entities are required to apply the amendments in this update prospectively from the date of adoption. The Company intends to early adopt this ASU and does not anticipate that will impact our financial statements as there is a sufficient excess between the fair value and carrying value of our goodwill.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU No. 2017-12 is effective for periods beginning after December 15, 2019, and earlier adoption is permitted. The Company is currently reviewing the effect of this ASU to its financial statements.

3. Plant Closures and Divestitures

Over the past three years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) business unit in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

In January 2017, the Company entered into an agreement to lease its Follansbee, West Virginia coal tar distillation facility to a third party. It is anticipated that the Company will cease naphthalene refining activities at the facility within the next nine months upon commissioning of a new naphthalene refining plant in Stickney, Illinois.

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

In addition, in 2011, the Company ceased carbon black production at its CMC facility located in Kurnell, Australia. Costs associated with this closure are included in “(Loss) income from discontinued operations” on the Condensed Consolidated Statement of Operations and Comprehensive Income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2015	$2.0	$4.3	$21.9	$0.0	$28.2
Accrual	2.4	0.1	5.6	5.6	13.7
Cost charged against assets	0.0	0.0	0.0	(1.9)	(1.9)
Reversal of accrued charges	(1.9)	(0.5)	(8.7)	(0.1)	(11.2)
Cash paid	(1.0)	(2.4)	(8.1)	(0.2)	(11.7)
Currency translation	(0.1)	0.0	(0.7)	(0.2)	(1.0)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.9	2.1	0.0	4.9	7.9
Cost charged against assets	0.0	0.0	0.0	(4.5)	(4.5)
Reversal of accrued charges	(0.3)	0.0	(0.4)	0.0	(0.7)
Cash paid	(0.1)	(1.0)	(1.8)	(0.4)	(3.3)
Currency translation	0.0	0.2	0.1	0.0	0.3
Reserve at September 30, 2017	$1.9	$2.8	$7.9	$3.2	$15.8

4. Related Party Transactions

As of December 31, 2016, the Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The Company had a 30-percent interest in TKK until its sale to TKK’s controlling shareholder in November 2016. The loan and interest has been fully repaid and the Company recorded a gain of $1.3 million in the nine months ended September 30, 2017.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$50.2	$50.2	$20.8	$20.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$730.8	$700.8	$669.6	$662.4
(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying value approximates fair value because of the short maturity of those instruments.

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

6. Comprehensive Income and Equity (Deficit)

Total comprehensive income for the three and nine months ended September 30, 2017 and 2016 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Net income	$19.9	$11.9	$44.3	$21.4
Other comprehensive income:
Change in currency translation adjustment	6.3	0.7	17.2	4.1
Unrealized gains on cash flow hedges, net of tax expense of $1.1, $1.0, $1.4 and $3.4	4.1	1.7	5.0	5.5
Unrecognized pension net loss (gain), net of tax (benefit) expense of $(3.9), $0.1, $(4.3) and $(0.3)	6.5	(0.2)	7.2	0.4
Total comprehensive income	36.8	14.1	73.7	31.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.2)	0.6	(1.7)
Comprehensive income attributable to Koppers	$36.6	$14.3	$73.1	$33.1

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in unrecognized pension net loss. This component of accumulated other comprehensive income is included in the computation of net periodic pension cost as disclosed in Note 13 – Pensions and Postretirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive loss include income related to derivative financial instruments, net of tax, of $2.3 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, and losses of $1.6 million and $4.8 million for the three and nine months ended September 30, 2016, respectively.

The following tables present the change in equity (deficit) for the nine months ended September 30, 2017 and 2016, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$30.4	$4.2	$34.6
Net income	43.9	0.4	44.3
Issuance of common stock	1.9	0.0	1.9
Employee stock plans	8.0	0.0	8.0
Other comprehensive income	29.2	0.2	29.4
Repurchases of common stock	(5.1)	0.0	(5.1)
Balance at September 30, 2017	$108.3	$4.8	$113.1

(Dollars in millions)	Total Koppers Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2015	$(18.5)	$6.1	$(12.4)
Net income (loss)	22.9	(1.5)	21.4
Employee stock plans	6.0	0.0	6.0
Other comprehensive income (loss)	10.2	(0.2)	10.0
Repurchases of common stock	(0.3)	0.0	(0.3)
Balance at September 30, 2016	$20.3	$4.4	$24.7

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$19.8	$12.1	$43.9	$22.9
Less: (Loss) income from discontinued operations	(0.1)	(0.1)	(1.3)	0.5
Income from continuing operations attributable to Koppers	$19.9	$12.2	$45.2	$22.4
Weighted average common shares outstanding:
Basic	20,746	20,657	20,750	20,627
Effect of dilutive securities	1,165	506	1,177	348
Diluted	21,911	21,163	21,927	20,975
Income per common share – continuing operations:
Basic income per common share	$0.96	$0.59	$2.17	$1.08
Diluted income per common share	0.91	0.58	2.06	1.07
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	543	339	482	421

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

The following table shows a summary of the performance stock units as of September 30, 2017:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2015 – 2017	0	203,953	407,906
2016 – 2018	0	260,588	521,176
2017 – 2019	0	117,010	234,020

The following table shows a summary of the status and activity of non-vested stock units for the nine months ended September 30, 2017:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2016	279,807	554,388	834,195	$23.09
Granted	83,879	117,010	200,889	$55.20
Vested	(127,443)	0	(127,443)	$24.90
Forfeited	(138)	(89,847)	(89,985)	$37.80
Non-vested at September 30, 2017	236,105	581,551	817,656	$29.08

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	935,454	$26.10
Granted	97,403	$44.10
Exercised	(69,365)	$27.52
Outstanding at September 30, 2017	963,492	$27.81	6.33	$17.7
Exercisable at September 30, 2017	551,717	$30.62	4.88	$8.6

Stock Compensation Expense

Total stock-based compensation expense recognized for three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.7	$2.3	$7.8	$5.7
Less related income tax benefit	0.6	1.0	1.7	2.3
	$2.1	$1.3	$6.1	$3.4

As of September 30, 2017, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $17.8 million and the weighted-average period over which this cost is expected to be recognized is approximately 26 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$131.7	$145.7	$403.1	$461.5
Performance Chemicals	109.7	107.6	318.2	304.0
Carbon Materials and Chemicals	143.4	117.8	388.1	337.5
Total	$384.8	$371.1	$1,109.4	$1,103.0
Intersegment revenues:
Performance Chemicals	$1.8	$2.3	$5.0	$6.2
Carbon Materials and Chemicals	22.1	26.2	60.0	68.1
Total	$23.9	$28.5	$65.0	$74.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$2.9	$2.9	$8.8	$9.1
Performance Chemicals	4.4	4.7	13.3	14.3
Carbon Materials and Chemicals	4.8	6.2	12.9	18.6
Total	$12.1	$13.8	$35.0	$42.0
Operating profit (loss):
Railroad and Utility Products and Services	$9.3	$14.9	$29.3	$46.9
Performance Chemicals	18.4	17.6	56.6	52.6
Carbon Materials and Chemicals	16.2	(3.9)	24.4	(29.8)
Corporate(a)	(9.2)	(0.9)	(10.4)	(2.2)
Total	$34.7	$27.7	$99.9	$67.5

(a)

Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., and a loss on pension settlement of $8.8 million for the three and nine months ended September 30, 2017.

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$256.2	$264.2
Performance Chemicals	497.1	442.9
Carbon Materials and Chemicals	384.5	333.0
All other	43.1	47.4
Total	$1,180.9	$1,087.5
Goodwill:
Railroad and Utility Products and Services	$10.5	$9.9
Performance Chemicals	178.1	176.5
Total	$188.6	$186.4

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 21.7 percent and 29.1 percent for the nine months ended September 30, 2017 and 2016, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30, 2017	September 30, 2016
Federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.1	1.8
Foreign earnings taxed at different rates	(16.8)	(9.4)
Change in tax contingency reserves	0.2	0.6
Nondeductible expenses	1.6	1.2
Tax credits	(0.2)	(0.4)
Other	0.8	0.3
Estimated annual effective income tax rate	21.7%	29.1%

Income taxes as a percentage of pretax income were 19.4 percent for the three months ended September 30, 2017.  This is lower than the estimated annual effective income tax rate primarily due to a reduction in the estimated annual effective income tax rate when compared to the two previous quarters. As a result, tax expense for the two previous quarters was favorably adjusted in the three months ended September 30, 2017. Discrete items included in income taxes for the three months ended September 30, 2017 were not material.

Income taxes as a percentage of pretax income were 25.9 percent for the three months ended September 30, 2016.  This is lower than the estimated annual effective income tax rate primarily due to a reduction in the estimated annual effective income tax rate when compared to the two previous quarters. As a result, tax expense for the two previous quarters was favorably adjusted in the three months ended September 30, 2016. This is offset by continuing and cumulative losses of certain foreign subsidiaries that are not expected to generate a future benefit. These losses are excluded from the determination of the annual effective income tax rate as discussed above. Discrete items included in income taxes for the three months ended September 30, 2016 were not material.

Income taxes as a percentage of pretax income were 21.4 percent for the nine months ended September 30, 2017. This is lower than the estimated annual effective tax rate due to discrete items. Discrete items included in income taxes for the nine months ended September 30, 2017 were a net benefit of $0.2 million.  This discrete benefit primarily relates to excess tax benefits for stock-based compensation of $0.9 million, a benefit of $0.5 million for the reversal of uncertain tax positions due to statute expirations partially offset by additional accruals of $0.8 million for uncertain tax positions and $0.4 million for adjustments to deferred tax assets.

Income taxes as a percentage of pretax income were 33.4 percent for the nine months ended September 30, 2016. This is higher than the estimated annual effective tax rate due to continuing and cumulative losses of certain foreign subsidiaries that are not expected to generate a future benefit. These losses are excluded from the determination of the annual effective income tax rate as discussed above. Discrete items included in income taxes for the nine months ended September 30, 2016 were a net benefit of $0.3 million. This discrete benefit primarily relates to a benefit of $0.7 million for the reversal of uncertain tax positions due to statute expirations and additional accruals of $0.6 million for uncertain tax positions.

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

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014.

Unrecognized tax benefits totaled $6.9 million and $9.7 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.9 million and $5.7 million, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of September 30, 2017 and December 31, 2016, the Company had accrued approximately $3.3 million and $4.2 million for interest and penalties, respectively.

Unrecognized tax benefits decreased in the nine months ended September 30, 2017 principally due to the settlement related to a transfer pricing matter. The Company does not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of September 30, 2017 and December 31, 2016 are summarized in the table below:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Raw materials	$162.8	$157.7
Work in process	11.6	14.2
Finished goods	97.3	103.6
	$271.7	$275.5
Less revaluation to LIFO	45.1	46.8
Net	$226.6	$228.7

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2017 and December 31, 2016 are summarized in the table below:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Land	$17.7	$17.0
Buildings	60.4	58.2
Machinery and equipment	745.5	716.0
	$823.6	$791.2
Less accumulated depreciation	511.3	510.4
Net	$312.3	$280.8

Impairments – There were no impairment charges incurred for the nine months ended September 30, 2017. Impairment charges for the three and nine months ended September 30, 2016 were $3.5 million related to the Carbon Materials and Chemicals coal tar distillation plant in Clairton, Pennsylvania.

13. Pensions and Postretirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., and employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law and as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

In the U.S., all qualified defined benefit pension plans for salaried and hourly employees have been closed to new participants and have been frozen for previous participants. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

On July 31, 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $33 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company assumed all remaining pension obligations associated with these retirees. This represents approximately 20 percent of the plan’s discounted pension obligation as of that date and the Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

In the third quarter of 2017, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 100 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount to be paid out of our defined benefit plan assets in the fourth quarter of 2017 is estimated to be approximately $3 million. We estimate that the Company will record a pension settlement loss of $1.1 million in the fourth quarter of 2017.

The following table provides the components of net periodic benefit cost for the pension plans and other benefit plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Service cost	$0.5	$0.4	$1.5	$1.3
Interest cost	2.1	2.7	7.0	8.3
Expected return on plan assets	(2.4)	(2.6)	(7.4)	(7.9)
Amortization of net loss	0.5	0.5	1.5	1.7
Settlements	8.8	0.0	8.8	0.0
Net periodic benefit cost	$9.5	$1.0	$11.4	$3.4
Defined contribution plan expense	$2.1	$2.0	$6.1	$5.8

14. Debt

Debt at September 30, 2017 and December 31, 2016 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2017	December 31, 2016
(Dollars in millions)
Term Loan			$0.0	$232.5
Revolving Credit Facility	3.81%	2022	174.8	100.1
Construction and other loans	4.86%	2020	38.1	40.4
Senior Notes due 2025	6.00%	2025	500.0	0.0
Senior Notes due 2019			0.0	298.1
Debt			$712.9	$671.1
Less short-term debt and current maturities of long-term debt			12.8	42.6
Less unamortized debt issuance costs			12.1	8.7
Long-term debt			$688.0	$619.8

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

As of September 30, 2017, the Company had $180.1 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2017, $45.1 million of commitments were utilized by outstanding letters of credit.

Loss on Extinguishment of Debt

In February 2017, all of the outstanding Koppers Inc. senior notes due 2019 were repurchased at a premium to carrying value and accordingly, the Company realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs.

Also in February 2017, Koppers Inc. repaid its term loan in full and entered into the Revolving Credit Facility. Accordingly, the Company realized a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Construction Loans

The Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third-party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third-party bank facility are secured by a letter of credit issued by a bank under the Revolving Credit Facility. KJCC will repay the construction loan portion of the third-party commitment in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

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

	September 30, 2017	December 31, 2016
(Dollars in millions)
Asset retirement obligation at beginning of year	$36.0	$46.5
Divestiture	0.0	(8.0)
Accretion expense	1.9	7.1
Revision in estimated cash flows	2.0	2.7
Cash expenditures	(8.7)	(11.4)
Currency translation	0.2	(0.9)
Balance at end of period	$31.4	$36.0

16. Deferred Revenue

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Balance at beginning of year	$27.2	$30.1
Revenue earned	(0.6)	(0.8)
Currency translation	1.1	(2.1)
Balance at end of period	$27.7	$27.2

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $26.8 million as of September 30, 2017 and $26.2 million as of December 31, 2016 with the remainder classified in accrued liabilities.

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

As of September 30, 2017 and December 31, 2016, the Company has outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
(Amounts in millions)
Cash flow hedges	35.4	42.6	$17.9	$10.6
Not designated as hedges	7.4	6.5	3.0	1.0
Total	42.8	49.1	$20.9	$11.6

As of September 30, 2017 and December 31, 2016, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Other current assets	$21.1	$12.5
Accrued liabilities	(0.2)	(0.9)
Net asset on balance sheet	$20.9	$11.6
Accumulated other comprehensive gain, net of tax	$11.0	$6.9

Based upon contracts outstanding at September 30, 2017, in the next twelve months the Company estimates that $6.8 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See Note 6 – Comprehensive Income and Equity (Deficit), for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income to net income for the periods specified below. For the three and nine months ended September 30, 2017 and 2016, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Gain (loss) from ineffectiveness of cash flow hedges	$(2.5)	$(0.4)	$0.5	$(0.5)
Gain (loss) from contracts not designated as hedges	1.0	0.0	2.0	(0.3)
Net	$(1.5)	$(0.4)	$2.5	$(0.8)

As of September 30, 2017, the Company has $12.1 million of U.S. dollar-denominated forward contracts related to foreign currency, which are designated as cash flow hedges. The fair value of these forward contracts, which expire in the next twelve months, is $1.1 million which has been credited to other comprehensive income for the three and nine months ended September 30, 2017. The fair value associated with forward contracts related to foreign currency that are not designated as hedges and the fair value changes associated with these contracts are immediately charged to earnings.  These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of September 30, 2017, the Company has outstanding foreign currency forward contracts consisting of a gross derivative liability of $0.9 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.9 million (recognized in other current assets in the balance sheet). As of December 31, 2016, the Company has outstanding currency forward contracts with a net fair value totaling $1.0 million, consisting of a gross derivative liability of $0.9 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.9 million (recognized in other current assets in the balance sheet).

As of September 30, 2017 and December 31, 2016, the net currency units outstanding for these contracts were:

	September 30, 2017	December 31, 2016
(In millions)
British Pounds	GBP 8.0	GBP 7.3
New Zealand Dollars	NZD 15.5	NZD 15.5
United States Dollars	USD 16.8	USD 24.7
Canadian Dollars	CAD 0.8	CAD 0.3

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 88 plaintiffs in 50 cases pending as of September 30, 2017, compared to 99 plaintiffs in 55 cases as of December 31, 2016. As of September 30, 2017, there are 49 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 50 pending cases seek to recover compensatory damages. Plaintiffs in 46 of those cases also seek to recover punitive damages. The plaintiffs in the 49 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

In November 2010, a putative class action complaint was filed by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The complaint named Koppers Holdings Inc., Koppers Inc., Beazer East and several other parties as defendants. Koppers Holdings Inc. was subsequently dismissed from the case by the district court. In a second amended complaint, plaintiffs alleged that chemicals and contaminants from the Gainesville plant contaminated their properties, caused property damage (diminution in value) and placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The plaintiffs sought a class comprised of all current property owners of single family residential properties within an area that extended approximately two miles from the former plant area and which area encompassed approximately 7,000 property owners. In March 2017, the district court denied the plaintiffs’ motion for class certification and also granted defendants’ motion to strike several of the plaintiffs’ expert witnesses. Plaintiffs filed a third amended complaint for five individual plaintiffs and defendants filed their answer to such amended complaint in August 2017. The case is currently in discovery and the court set a trial date of May 14, 2018.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 (“Pre-Closing”) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third-party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The Indemnity provides for the resolution of issues between Koppers Inc. and Beazer East by an arbitrator on an expedited basis upon the request of either party. The arbitrator could be asked, among other things, to make a determination regarding the allocation of environmental responsibilities between Koppers Inc. and Beazer East. Arbitration decisions under the Indemnity are final and binding on the parties.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimis contributor at the site. Additionally, two separate natural resources damages assessments (“NRDA”) are being conducted by local trustee groups. The NRDA is intended to identify further information necessary to estimate liabilities for settlements of national resource damages (“NRD”) claims. Koppers Inc. may also incur liabilities under the NRD process and has entered into a separate process to develop an allocation of NRDA costs.

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

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at September 30, 2017. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There are two plant sites in the United States related to the Performance Chemicals business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business.  As of September 30, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

Foreign Environmental Matters. There are two plant sites related to the Performance Chemicals business located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $3.2 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $2.8 million as of September 30, 2017.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $6.2 million and $5.2 million are classified as current liabilities at September 30, 2017 and December 31, 2016, respectively:

	Period ended
	September 30, 2017	December 31, 2016
(Dollars in millions)
Balance at beginning of year	$12.9	$19.8
Expense	2.5	1.5
Reversal of reserves	(0.3)	(1.0)
Cash expenditures	(1.7)	(6.3)
Disposal	0.0	(0.3)
Currency translation	0.4	(0.8)
Balance at end of period	$13.8	$12.9

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

As of September 30, 2017, Koppers Inc.’s assets exceeded its liabilities by $109.3 million. The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $45 million as of September 30, 2017. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $3.7 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$151.1	$92.0	$162.9	$(21.2)	$384.8
Cost of sales including depreciation and amortization	0.0	136.3	64.6	128.2	(21.2)	307.9
Loss on pension settlement	0.0	8.8	0.0	0.0	0.0	8.8
Selling, general and administrative	0.5	12.3	10.2	10.4	0.0	33.4
Operating profit (loss)	(0.5)	(6.3)	17.2	24.3	0.0	34.7
Other income	0.0	0.2	0.6	0.1	(0.3)	0.6
Equity income (loss) of subsidiaries	19.9	29.4	17.0	0.1	(66.4)	0.0
Interest expense	(0.1)	9.8	0.1	1.1	(0.4)	10.5
Income taxes	(0.3)	(6.4)	6.5	5.0	0.0	4.8
Income from continuing operations	19.8	19.9	28.2	18.4	(66.3)	20.0
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$19.8	$19.9	$28.2	$18.2	$(66.3)	$19.8
Comprehensive income attributable to Koppers	$36.6	$36.8	$38.7	$24.4	$(99.9)	$36.6

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$165.7	$104.7	$128.9	$(28.2)	$371.1
Cost of sales including depreciation and amortization	0.0	164.0	73.5	103.6	(28.2)	312.9
Gain on sale of business	0.0	—	0.0	(2.1)	—	(2.1)
Selling, general and administrative	0.5	10.6	13.7	7.8	0.0	32.6
Operating profit (loss)	(0.5)	(8.9)	17.5	19.6	0.0	27.7
Other income	0.0	0.1	0.8	(0.3)	(0.4)	0.2
Equity income of subsidiaries	12.6	33.7	15.2	0.0	(61.5)	0.0
Interest expense	0.0	11.0	0.0	1.1	(0.4)	11.7
Income taxes	0.0	1.9	0.0	2.3	0.0	4.2
Income from continuing operations	12.1	12.0	33.5	15.9	(61.5)	12.0
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(0.2)	0.0	(0.2)
Net income attributable to Koppers	$12.1	$12.0	$33.5	$16.0	$(61.5)	$12.1
Comprehensive income attributable to Koppers	$14.3	$14.9	$35.4	$15.6	$(65.9)	$14.3

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$455.2	$267.4	$451.1	$(64.3)	$1,109.4
Cost of sales including depreciation and amortization	0.0	426.3	183.7	357.0	(62.6)	904.4
Loss on pension settlement	0.0	8.8	0.0	0.0	0.0	8.8
Selling, general and administrative	1.5	34.5	30.5	29.8	0.0	96.3
Operating profit (loss)	(1.5)	(14.4)	53.2	64.3	(1.7)	99.9
Other income	0.0	0.4	1.8	1.9	(0.8)	3.3
Equity income (loss) of subsidiaries	44.8	81.2	47.3	0.0	(173.3)	0.0
Interest expense	(0.1)	29.5	0.1	3.2	(0.8)	31.9
Loss on extinguishment of debt	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	(0.5)	(20.4)	20.2	13.1	0.0	12.4
Income from continuing operations	43.9	44.8	82.0	49.9	(175.0)	45.6
Discontinued operations	0.0	0.0	0.0	(1.3)	0.0	(1.3)
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4
Net income attributable to Koppers	$43.9	$44.8	$82.0	$48.2	$(175.0)	$43.9
Comprehensive income attributable to Koppers	$73.1	$74.2	$104.5	$66.4	$(245.1)	$73.1

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$515.2	$272.0	$391.6	$(75.8)	$1,103.0
Cost of sales including depreciation and amortization	0.0	499.8	195.4	326.4	(77.1)	944.5
Gain on sale of business	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Selling, general and administrative	1.3	31.5	27.9	32.4	0.0	93.1
Operating profit (loss)	(1.3)	(16.1)	48.7	34.9	1.3	67.5
Other income	0.0	0.2	3.5	(0.2)	(1.3)	2.2
Equity income of subsidiaries	24.2	77.2	23.3	0.0	(124.7)	0.0
Interest expense	0.0	36.1	0.0	3.5	(1.3)	38.3
Income taxes	0.0	1.3	0.4	8.8	0.0	10.5
Income from continuing operations	22.9	23.9	75.1	22.4	(123.4)	20.9
Discontinued operations	0.0	0.0	0.0	0.5	0.0	0.5
Noncontrolling interests	0.0	0.0	0.0	(1.5)	0.0	(1.5)
Net income attributable to Koppers	$22.9	$23.9	$75.1	$24.4	$(123.4)	$22.9
Comprehensive income attributable to Koppers	$33.1	$34.4	$84.7	$27.8	$(146.9)	$33.1

Condensed Consolidating Balance Sheet

September 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$50.2	$0.0	$50.2
Receivables, net	0.0	56.1	34.3	93.8	0.0	184.2
Affiliated receivables	0.0	16.4	0.0	9.7	(26.1)	0.0
Inventories, net	0.0	79.5	41.7	107.9	(2.5)	226.6
Other current assets	0.0	7.3	22.5	23.0	0.2	53.0
Total current assets	0.0	159.3	98.5	284.6	(28.4)	514.0
Equity investments	108.3	801.1	254.4	0.0	(1,163.8)	0.0
Property, plant and equipment, net	0.0	145.1	46.7	120.5	0.0	312.3
Goodwill	0.0	0.8	153.1	34.7	0.0	188.6
Intangible assets, net	0.0	7.7	104.4	21.4	0.0	133.5
Deferred tax assets	0.0	25.3	(11.3)	6.0	0.0	20.0
Affiliated loan receivables	0.0	34.9	224.3	21.4	(280.6)	0.0
Other assets	0.0	3.5	0.7	8.3	0.0	12.5
Total assets	$108.3	$1,177.7	$870.8	$496.9	$(1,472.8)	$1,180.9
LIABILITIES AND EQUITY
Accounts payable	0.1	51.9	36.6	44.6	0.0	133.2
Affiliated payables	0.0	8.1	4.0	14.7	(26.8)	0.0
Accrued liabilities	0.0	47.2	13.0	48.0	0.0	108.2
Current maturities of long-term debt	0.0	0.1	0.0	12.7	0.0	12.8
Total current liabilities	0.1	107.3	53.6	120.0	(26.8)	254.2
Long-term debt	0.0	662.6	0.0	25.4	0.0	688.0
Affiliated debt	0.0	233.7	19.3	27.6	(280.6)	0.0
Other long-term liabilities	0.0	64.8	13.9	46.9	0.0	125.6
Total liabilities	0.1	1,068.4	86.8	219.9	(307.4)	1,067.8
Koppers shareholders’ equity	108.2	109.3	784.0	272.2	(1,165.4)	108.3
Noncontrolling interests	0.0	0.0	0.0	4.8	0.0	4.8
Total liabilities and equity	$108.3	$1,177.7	$870.8	$496.9	$(1,472.8)	$1,180.9

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8
Receivables, net	0.0	50.8	25.4	64.4	0.0	140.6
Affiliated receivables	0.7	34.8	32.2	15.4	(83.1)	0.0
Inventories, net	0.0	106.6	23.9	99.0	(0.8)	228.7
Other current assets	0.0	5.1	13.4	29.2	0.3	48.0
Total current assets	0.7	197.3	94.9	228.8	(83.6)	438.1
Equity investments	29.9	697.4	195.4	0.0	(922.7)	0.0
Property, plant and equipment, net	0.0	126.7	39.6	114.5	0.0	280.8
Goodwill	0.0	0.8	153.1	32.5	0.0	186.4
Intangible assets, net	0.0	7.9	107.1	26.9	0.0	141.9
Deferred tax assets	0.0	29.7	(8.4)	5.8	0.0	27.1
Affiliated loan receivables	0.0	36.9	205.3	21.9	(264.1)	0.0
Other assets	0.0	5.5	6.1	1.6	0.0	13.2
Total assets	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5
LIABILITIES AND EQUITY
Accounts payable	$0.2	$69.6	$38.9	$35.5	$0.0	$144.2
Affiliated payables	0.0	46.0	20.7	24.5	(91.2)	0.0
Accrued liabilities	0.0	49.5	18.9	37.9	0.0	106.3
Current maturities of long-term debt	0.0	30.2	0.0	12.4	0.0	42.6
Total current liabilities	0.2	195.3	78.5	110.3	(91.2)	293.1
Long-term debt	0.0	592.0	0.0	27.8	0.0	619.8
Affiliated debt	0.0	209.9	23.5	30.7	(264.1)	0.0
Other long-term liabilities	0.0	75.0	11.6	53.4	0.0	140.0
Total liabilities	0.2	1,072.2	113.6	222.2	(355.3)	1,052.9
Koppers shareholders’ equity	30.4	30.0	679.5	205.6	(915.1)	30.4
Noncontrolling interests	0.0	0.0	0.0	4.2	0.0	4.2
Total liabilities and equity	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$3.2	$(15.9)	$33.9	$31.0	$(3.7)	$48.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(32.0)	(11.3)	(5.3)	0.0	(48.6)
Repayments (loans to) from affiliates	0.0	2.0	(19.1)	0.6	16.5	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net cash provided by divestitures and asset sales	0.0	0.0	0.7	0.4	0.0	1.1
Net cash (used in) provided by investing activities	0.0	(30.0)	(29.7)	5.2	16.5	(38.0)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	36.7	0.0	(4.0)	0.0	32.7
Borrowings (repayments) of affiliated debt	0.0	23.9	(4.2)	(3.2)	(16.5)	0.0
Debt issuance costs	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(3.7)	(0.0)	0.0	3.7	0.0
Stock repurchased	(3.2)	0.0	0.0	0.0	0.0	(3.2)
Net cash provided by (used in) financing activities	(3.2)	45.9	(4.2)	(7.2)	(12.8)	18.5
Effect of exchange rates on cash	0.0	0.0	0.0	0.4	0.0	0.4
Net increase in cash and cash equivalents	0.0	0.0	0.0	29.4	0.0	29.4
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$50.2	$0.0	$50.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(0.2)	$10.8	$76.1	$15.7	$(19.9)	$82.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(20.0)	(3.2)	(9.0)	0.0	(32.2)
Repayments (loans to) from affiliates	0.0	(12.2)	(48.0)	(1.0)	61.2	0.0
Net cash proceeds from divestitures and asset sales	0.0	0.0	0.7	(5.2)	0.0	(4.5)
Net cash (used in) provided by investing activities	0.0	(32.2)	(50.5)	(15.2)	61.2	(36.7)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	(42.5)	0.0	(0.9)	0.0	(43.4)
Borrowings (repayments) of affiliated debt	0.0	66.0	(7.2)	2.4	(61.2)	0.0
Deferred financing cost	0.0	(1.4)	0.0	0.0	—	(1.4)
Dividends paid	0.0	(0.8)	(19.1)	0.0	19.9	0.0
Stock repurchased	0.2	0.0	0.0	0.0	0.0	0.2
Net cash provided by (used in) financing activities	0.2	21.3	(26.3)	1.5	(41.3)	(44.6)
Effect of exchange rates on cash	0.0	0.0	0.0	(5.3)	0.0	(5.3)
Net decrease in cash and cash equivalents	0.0	(0.1)	(0.7)	(3.3)	0.0	(4.1)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$17.7	$0.0	$17.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties that require periodic replacement. As a result, demand has historically been in the range of 22-25 million wood crossties annually. We sell treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada, and utility poles to the utility sector in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. The first component of our revenue stream for many of our largest customers occurs when we procure the untreated crossties, on behalf of our customers, at a nominal markup. This practice provides the railroad customers with an assured level of inventory and minimizes our working capital usage as untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. The next phase involves the RUPS segment providing value-added services to customers through treating crossties, switch ties and various types of lumber used for railroad bridges and crossings. The processes include creosote-only treatment and a combined creosote and borate treatment. During any given year, there is a seasonal effect in the winter months on our crosstie business depending on weather conditions for harvesting lumber and installation.

In 2017, the major companies in the rail industry have substantially reduced both operating and capital spending from peak spending levels, which has had a negative short-term impact on sales of various products and services that we provide to that industry. Current year revenues and profitability have reflected a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. The lower demand has caused the market to reduce raw material purchase prices primarily in the Eastern U.S. which will further reduce our revenues in the near-term and have some impact on our profitability as well. Furthermore, the lower demand has also resulted in price reductions for the products we supply the commercial railroad business as competition to replace the lower Class I demand for crossties has increased. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers.  Approximately 70 percent of our North American sales are under long-term contracts and we believe that we are positioned to maintain or grow our current market position.

Overall, the long-term prognosis for the railroad industry and the products and services that we provide to it remains favorable. Currently, the railroad industry is managing the cyclical downturn in the oil and gas industry, while looking to replace demand lost due to a long-term reduction in coal production. At the same time, the railroads are building their revenue base of shipments of non-energy related products. In the near term, railroad customers have scaled back and are focusing on cutting their operating costs and working capital. The Association of American Railroads (“AAR”) reported that the total U.S. rail carload traffic for the nine months ending September 30, 2017 was up 3.8 percent year-over-year and intermodal units were 3.5 percent higher than prior year period. Together, the total combined U.S. traffic for the year-to-date period through September 30, 2017 increased 3.6 percent compared to last year and is expected to continue posting mid-single digit year-over-year growth. While there has been a decline in coal transportation due to low natural gas prices and environmental concerns regarding the burning of coal, all other major categories of freight have exceeded expectations thus far in 2017. According to the AAR, the overall levels of railroad investment are forecast to be $22 billion in 2017, a decline from $25 billion in 2016 and $29 billion in 2015. It is expected that the reduction in coal transport will likely persist; however, the spending by the railroad industry is projected to improve modestly in 2018 as the economy continues to trend favorably and interest rates remain relatively subdued. From a long-term perspective, there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will benefit from increased infrastructure and capacity expansion when it occurs.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia and New Zealand. Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. The National Association of Realtors estimates that existing home sales will increase two percent in 2017, which we expect will favorably impact repair and remodeling activity. According to the Leading Indicator of Remodeling Activity (“LIRA”), strong gains in home renovation and repair are expected to continue into mid-2018.

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

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 30 months. These hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time, we enter into forward transactions based upon long-term forecasted needs of copper. These forward positions are typically marked to market on a quarterly basis.

In North America, we are vertically integrated due to our manufacturing capabilities for copper compounds for our copper-based wood preservatives. We believe our vertical integration is part of our proprietary processes and reflects an important competitive advantage. In addition, we believe this provides our customers with the security of a continuous supply of wood preservative chemicals. Beginning in mid-2016, we have seen large retailers and lumber dealers opting for a product mix with higher levels of preservative retention driven primarily by changes in treated wood product application standards. This shift towards a higher retention product mix simplifies the treating and stocking processes for the treaters that purchase PC products and their end-customers, as well as provides for higher quality products that will better withstand the effects of insects and fungal decay. Even though it is difficult to predict competitive trends and to quantify the total impact it will have on PC sales, operating profit, and cash flow, we believe the shift to higher retention product mix has continued into 2017 but has moderated as the market completes this transition.

Overall, the market for existing homes continues to show mixed signals. The market trends in the repair and remodeling markets and existing home sales remain favorable but have been decelerating slightly. The National Association of Realtors reported that total existing home sales increased by 0.7 percent in September after three straight monthly declines. On an annual basis, existing home sales declined for the first time in more than a year due to ongoing supply shortages and recent hurricanes. Total housing inventory has been declining and the lack of available housing has resulted in upward pressure on prices. The decrease in closings can also be attributed to hurricane-related damages and existing home sales are likely to be negatively impacted for the remainder of 2017. At the same time, accelerating growth is anticipated for repair and remodel activity according to the LIRA from the Joint Center for Housing Studies of Harvard University (“Center”). The LIRA projects that spending will increase from 6.3 percent in the fourth quarter of 2017 to 7.7 percent by the third quarter of 2018. The Center also reports that U.S. consumers are expected to spend in excess of $330 billion in home remodeling this year, up from $296 billion in the prior year. Additionally, the Consumer Confidence Index®, as reported by The Conference Board, improved to 119.8 in September 2017, compared with 113.7 in December 2016, which should continue to provide a positive backdrop for housing-related demand. For the time being, it appears that the U.S. Federal Reserve will raise the Federal Funds rate at a slower pace than originally expected, which should also benefit the residential repair and remodeling market, as well as continue to drive general economic growth. In general, our raw material costs have been increasing, primarily due to copper pricing which has been trending higher for 2017. Our strategy is to hedge a majority of our requirements over a two-to-three year time frame in order to lessen the impact that may arise in commodity markets. Therefore, we are only experiencing the impact of higher prices on the unhedged portion of our copper requirements in the current year.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. We currently supply our North American RUPS business with 100 percent of its creosote requirements. As discussed in the RUPS outlook, there is a decrease in 2017 spending for railroad infrastructure. This results in a shift in excess distillate production to the less profitable carbon black feedstock market until demand for creosote returns to historical levels.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the U.S. in an easier fashion. As a result, our raw material needs in North America have been significantly less than historically required.  In the past twelve months, we entered into several new long-term supply agreements to further lower our overall input costs and redistribute our finished product pricing risk.

In recent quarters, there has been an overall tightened market supply of coal tar and carbon pitch in China and it has put upward pressure on both raw materials and finished product pricing. This is due to an ongoing shutdown of older steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our recently constructed coal-tar distillation facility serving those markets has a competitive advantage. In Australia, the market has also been favorable since pricing is correlated to the trends seen in China.  We anticipate that these conditions are relatively temporary and pricing for coal tar products will likely moderate sometime in 2018, but could remain well above recent years’ averages.

CMC Restructuring Initiatives

We embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the eleven that existed as of January 1, 2014 to four in total. The remaining facilities are located in regions where we believe we hold key competitive advantages that allow us to better serve our global customers: Stickney, Illinois; Nyborg, Denmark; Mayfield, Australia; and Jiangsu Province, China.

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of $7 million to $10 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $30 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing our primary reliance on and exposure to the carbon pitch markets.  We believe that the extensive and ongoing efforts to reduce our fixed cost structure will result in a sustainable improvement in earnings in addition to lower volatility in cash flow.

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

Results of Operations – Comparison of Three Months Ended September 30, 2017 and 2016

Consolidated Results

Net sales for the three months ended September 30, 2017 and 2016 are summarized by segment in the following table:

	Three Months Ended September 30,
	2017	2016	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$131.7	$145.7	-10%
Performance Chemicals	109.7	107.6	2%
Carbon Materials and Chemicals	143.4	117.8	22%
	$384.8	$371.1	4%

RUPS net sales decreased by $14.0 million or ten percent compared to the prior year period. The sales decrease was primarily due to lower sales volumes of crossties and railroad bridge services, partially offset by higher sales volumes of utility products. Sales of crossties and railroad bridge services declined by $13.7 million and $2.6 million, respectively. The reduction in treated crossties and structure services is attributed to lower spending in the rail industry due to the impact of reduced freight car loadings and rail traffic across both the Class I and commercial markets. In addition, commercial crosstie pricing has been reduced due to an over-supply of crossties in the non-Class I market. Sales of utility products increased by $3.5 million due to increased demand for structural timber in Australia.

PC net sales increased by $2.1 million or two percent compared to the prior year period. The sales increase was due primarily to higher North American sales volumes for some copper-based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales.

CMC net sales increased by $25.6 million or 22 percent compared to the prior year period due mainly to higher sales volumes for carbon black feedstock and phthalic anhydride with higher sales prices for carbon pitch and carbon black feedstock, partially offset by lower carbon pitch and creosote volumes. Our strategy is to sell as much distillate production to the higher value wood preservative market, however there was a reduction in creosote volume driven by lower demand for treated crossties. The excess distillate was sold as carbon black feedstock. Carbon pitch sales prices were higher in all regions. Higher sales prices for carbon pitch and carbon black feedstock in Australasia and Europe were driven primarily by reduced supply in those regions.

Cost of sales as a percentage of net sales was 76 percent for the quarter ended September 30, 2017 compared to 79 percent in the prior year quarter due mainly to higher gross margins for CMC driven by lower raw material and shipping costs in North America and higher sales prices in Europe and Australasia. In addition, a sales mix shift for PC improved our results as higher gross margins were driven by increased sales volumes and lower costs. This more than offset lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the non-Class I market.

Depreciation and amortization for the quarter ended September 30, 2017 was $1.7 million lower when compared to the prior year period due mainly to a reduction in assets, excluding assets under construction, related to our shutdown of distillation facilities in the United States and United Kingdom.

Impairment and restructuring expenses for the quarter ended September 30, 2017 were $2.8 million lower when compared to the prior year period due mainly to a prior year accrual for exited real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom and impairment charges for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania. Current year charges consist of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Loss on pension settlement for the quarter ended September 30, 2017 was $8.8 million higher when compared to the prior year period. On July 31, 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $33 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. This represents approximately 20 percent of the plan’s discounted pension obligation as of that date and the Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

Selling, general and administrative expenses for the quarter ended September 30, 2017 were $0.8 million higher when compared to the prior year period due mainly to increases in consulting and stock-based compensation expense.

Other income for the quarter ended September 30, 2017 was $0.4 million higher when compared to the prior year period. In the quarter ended September 30, 2016, we incurred equity method losses of $0.3 million for CMC related to our TKK facility in China. This facility was sold in the first quarter of 2017.

Interest expense for the quarter ended September 30, 2017 was $1.2 million lower than the prior year period as a result of reduced average debt levels and reduced interest rates related to our new 2025 Notes and our new Revolving Credit Facility.

Income taxes for the quarter ended September 30, 2017 were $4.8 million, an increase of $0.6 million when compared to the prior year period. The increase in tax expense is due to an increase in pre-tax earnings when compared to the prior period offset by a lower effective income tax rate. The effective income tax rates for the quarters ended September 30, 2017 and September 30, 2016 were 19.4 percent and 25.9 percent, respectively. The decrease in the effective income tax rate is primarily due to an increase in foreign pre-tax earnings that are taxed at more favorable rates. Additionally, in the prior period, we incurred losses in certain foreign subsidiaries that did not generate a tax benefit, which increased our effective tax rate for that prior period.

Segment Results

Segment operating profit for the three months ended September 30, 2017 and 2016 is summarized by segment in the following table:

	Three Months Ended September 30,
	2017	2016	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$9.3	$14.9	-38%
Performance Chemicals	18.4	17.6	5%
Carbon Materials and Chemicals	16.2	(3.9)	515%
Corporate	(9.2)	(0.9)	-922%
	$34.7	$27.7	25%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	7.1%	10.2%	-3.1%
Performance Chemicals	16.8%	16.4%	0.4%
Carbon Materials and Chemicals	11.3%	(3.3)%	14.6%
	9.0%	7.5%	1.5%

RUPS operating profit decreased by $5.6 million or 38 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 7.1 percent from 10.2 percent in the prior year quarter. Operating profit as a percentage of net sales for the three months ended September 30, 2017 was impacted by reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the commercial market. The negative impact from these factors was slightly offset by favorable volumes and sales mix of rail joint products and utility products.

PC operating profit increased by $0.8 million or five percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 16.8 percent from 16.4 percent in the prior year quarter. Sales volumes have improved due to favorable market trends in the repair and remodeling markets and existing home sales. The increase was driven primarily by changes in treated wood product application standards in 2016 resulting in treated wood dealers stocking and selling more high retention ground contact treated wood, which has moderated in 2017 as dealer inventory has sufficiently been substantially restocked with higher retention treated wood. Although we hedge the majority of our copper purchases, higher copper prices partially offset our increases in sales and operating profit margin for the three months ended September 30, 2017.

CMC operating profit increased by $20.1 million or 515 percent compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 11.3 percent from a loss of 3.3 percent in the prior year quarter. Operating profit for the three months ended September 30, 2017 was positively affected by lower raw material and logistics costs in North America and higher sales prices in Australasia and Europe particularly related to carbon pitch. In addition to this, in recent quarters there has been an overall tightened market supply of coal tar and carbon pitch in China. This is due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our coal-tar distillation facility serving those markets has a competitive advantage. These positive impacts were partially offset by lower sales prices in North America, accelerated depreciation, and unabsorbed fixed costs.

Corporate operating loss increased by $8.3 million or 922 percent compared to the prior year period due to the pension settlement loss of $8.8 million recorded in the third quarter of 2017, partially offset by decreased foreign currency losses in the current year period.

Results of Operations – Comparison of Nine Months Ended September 30, 2017 and 2016

Consolidated Results

Net sales for the nine months ended September 30, 2017 and 2016 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2017	2016	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$403.1	$461.5	-13%
Performance Chemicals	318.2	304.0	5%
Carbon Materials and Chemicals	388.1	337.5	15%
	$1,109.4	$1,103.0	1%

RUPS net sales decreased by $58.4 million or 13 percent compared to the prior year period. The sales decrease was primarily due to lower sales volumes of crossties and railroad bridge services, partially offset by an increase in sales volumes of utility products. Sales of crossties and railroad bridge services declined by $48.5 million and $6.6 million, respectively. The reduction in treated crossties and structure services is attributed to lower spending in the rail industry due to the impact of reduced freight car loadings and rail traffic across both the Class I and commercial markets. In addition, commercial crosstie pricing has been reduced due to an over-supply of crossties in the commercial market. Sales of utility products increased by $1.9 million due to increased demand for structural timber in Australia in the current year period.

PC net sales increased by $14.2 million or 5 percent compared to the prior year period. The sales increase was due primarily to higher North American sales volumes for some copper-based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year period.

CMC net sales increased by $50.6 million or 15 percent compared to the prior year period due mainly to higher sales prices for carbon black feedstock, carbon pitch and coal tar chemicals with higher sales volumes for carbon black feedstock and coal tar chemicals, partially offset by lower carbon pitch and creosote volumes. Our strategy is to sell as much distillate production to the higher value wood preservative market, however there was a reduction in creosote volume driven by lower demand for treated crossties in the first nine months of 2017. The excess distillate was sold as carbon black feedstock. Sales of coal tar chemicals increased over the prior year period due to increases in sales volumes and pricing of phthalic anhydride and naphthalene. The increases, in part, were driven by the effect of higher orthoxylene prices, which impact phthalic anhydride market prices. Higher sales prices for carbon pitch and carbon black feedstock in China and Europe were driven primarily by reduced supply in those regions.

Cost of sales as a percentage of net sales was 78 percent for the nine months ended September 30, 2017 compared to 80 percent in the prior year period due mainly to higher gross margins for CMC driven by lower raw material and shipping costs in North America and higher sales prices in Europe and Australasia. In addition, a sales mix shift for PC improved our results as higher gross margins were driven by increased sales volumes and lower costs. This more than offset lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the non-Class I market.

Depreciation and amortization for the nine months ended September 30, 2017 was $7.0 million lower when compared to the prior year period due mainly to a reduction in assets, excluding assets under construction, related to our shutdown of distillation facilities in the United States and United Kingdom.

Impairment and restructuring expenses for the nine months ended September 30, 2017 were $10.3 million lower when compared to the prior year period due mainly to a prior year accrual for exited real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom and impairment charges for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania. Current year charges consist of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Loss on pension settlement for the nine months ended September 30, 2017 was $8.8 million higher when compared to the prior year period. On July 31, 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $33 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. This represents approximately 20 percent of the plan’s discounted pension obligation as of that date and the Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $3.2 million higher when compared to the prior year period due mainly to increases in consulting and stock-based compensation expense offset by decreases in customer development costs.

Other income for the nine months ended September 30, 2017 was $1.1 million higher when compared to the prior year period. In the nine months ended September 30, 2016, we incurred equity method losses of $1.0 million for CMC related to our TKK facility in China. This facility was sold in the first quarter of 2017.

Interest expense for the nine months ended September 30, 2017 was $6.4 million lower than the prior year period as a result of reduced average debt levels and reduced interest rates related to our new 2025 Notes and our new Revolving Credit Facility.

Loss on extinguishment of debt for the nine months ended September 30, 2017 was $13.3 million higher when compared to the prior year period. In the current year period, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new revolving credit facility. Accordingly, we realized a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Income taxes for the nine months ended September 30, 2017 were $12.4 million, an increase of $1.9 million when compared to the prior period. The increase in tax expense is due to an increase in pre-tax earnings when compared to the prior period offset by a lower effective income tax rate. The effective income tax rates for the nine months ended September 30, 2017 and September 30, 2016 were 21.4 percent and 33.4 percent, respectively. The decrease in the effective income tax rate is primarily due to an increase in foreign pre-tax earnings that are taxed at more favorable rates. Additionally, in the prior period, we incurred losses in certain foreign subsidiaries that did not generate a tax benefit, which increased our effective tax rate for that prior period.

Segment Results

Segment operating profit for the nine months ended September 30, 2017 and 2016 is summarized by segment in the following table:

	Nine Months Ended September 30,
	2017	2016	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$29.3	$46.9	-38%
Performance Chemicals	56.6	52.6	8%
Carbon Materials and Chemicals	24.4	(29.8)	182%
Corporate	(10.4)	(2.2)	-373%
	$99.9	$67.5	48%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	7.3%	10.2%	-2.9%
Performance Chemicals	17.8%	17.3%	0.5%
Carbon Materials and Chemicals	6.3%	(8.8)%	15.1%
	9.0%	6.1%	2.9%

RUPS operating profit decreased by $17.6 million or 38 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 7.3 percent from 10.2 percent in the prior year period. Operating profit as a percentage of net sales for the nine months ended September 30, 2017 was impacted by reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the commercial market. The negative impact from these factors was slightly offset by favorable volumes and sales mix of rail joint products and utility products.

PC operating profit increased by $4.0 million or eight percent compared to the prior year period. Operating profit as a percentage of net sales for PC increased to 17.8 percent from 17.3 percent in the prior year quarter. Operating profit for the nine months ended September 30, 2017 was positively impacted due primarily to higher North American sales volumes for copper-based wood preservatives. Sales volumes have improved due to favorable market trends in the repair and remodeling markets and existing home sales. Higher sales volumes were also driven primarily by changes in treated wood product application standards in 2016 resulting in treated wood dealers stocking and selling more high retention ground contact treated wood, which has moderated in 2017 as dealer inventory has been sufficiently restocked with higher retention treated wood. Although we hedge the majority of our copper purchases, higher copper prices partially offset our increases in sales and operating profit margin for the nine months ended September 30, 2017.

CMC operating profit increased by $54.2 million or 182 percent compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 6.3 percent from a loss of 8.8 percent in the prior year period. Operating profit for the nine months ended September 30, 2017 was positively affected by lower raw material and shipping costs in North America and higher sales volumes and prices in Europe and Australasia. In addition to this, in recent quarters there has been an overall tightened market supply of coal tar and carbon pitch in China. This is due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our coal-tar distillation facility serving those markets has a competitive advantage. These positive impacts were partially offset by lower sales prices in North America, accelerated depreciation, and unabsorbed fixed costs.

Corporate operating loss increased by $8.2 million or 373 percent compared to the prior year period due to the pension settlement loss of $8.8 million recorded in the third quarter of 2017, partially offset by decreased foreign currency losses in the current year period.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2017 was $48.5 million compared to net cash provided by operating activities of $82.5 million in the prior year period. The net decrease of $34.0 million in cash from operations was due primarily to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable of $19.7 million and a decrease in accounts payable of $15.3 million. In addition, the Company funded a voluntary pension contribution to our largest defined benefit plan of $7.0 million in the current year period that is reflected as a reduction of other liabilities.

Net cash used in investing activities amounted to $38.0 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $36.7 million in the prior year period. The increase in cash used for investing activities of $1.3 million is primarily due to current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois offset by our cash proceeds of $9.5 million from the loan repayment by TKK.

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2017 compared to $44.6 million of net cash used in financing activities in the prior year period. The cash provided by financing activities in the nine months ended September 30, 2017, reflected net borrowings of revolving credit of $74.1 million offset by net repayments of long-term debt of $41.4 million, payment of debt issuance costs of $11.0 million from the issuance of new debt and repurchases of common stock of $5.1 million. The cash used in financing activities in the nine months ended September 30, 2016, reflected net repayments of revolving credit and long-term debt of $20.0 million and $23.4 million, respectively.

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

Expenses associated with the redemption of the 2019 Notes, the repayment of our term loan and placement of the new Revolving Credit Facility were $13.3 million for the nine months ended September 30, 2017 and are included in “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations and Comprehensive Income. These costs consist of tender offer premiums, fees and write off of unamortized debt issuance costs.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2017, the basket totaled $157.8 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of September 30, 2017, we had $180.1 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2017, $45.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2017 (dollars in millions):

Cash and cash equivalents(1)	$50.2
Amount available under Revolving Credit Facility	180.1
Total estimated liquidity	$230.3
(1)	Cash includes approximately $50.1 million held by foreign subsidiaries, which if repatriated to the United States, would not incur a material cash tax cost.

Our estimated liquidity was $181.5 million at December 31, 2016.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2017, excluding acquisitions, if any, are expected to total approximately $70 million to $75 million and are expected to be primarily funded by cash from operations.

Debt Covenants

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2017 was 2.16.

▪	The secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at September 30, 2017 was 1.06.

We are currently in compliance with all covenants governing the Revolving Credit Facility. Our continued ability to meet those financial ratios can be affected by events beyond our control, however, excluding possible acquisitions, we currently expect that our net cash flows from operating activities and funds available from our Revolving Credit Facility will be sufficient to provide for our working capital needs and capital spending requirements over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 9, 2017	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)