Form 10-K
period 2017-12-31
Koppers Holdings Inc.
filed 2018-02-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2017 was $735.2 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2018, 20,778,448 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2017 Annual Report

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

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

◾	the impact of changes in commodity prices, such as oil, copper and needle coke, on product margins;
◾	general economic and business conditions;
◾	demand for our goods and services;
◾	competitive conditions in the industries in which we operate;
◾	interest rate and foreign currency rate fluctuations;
◾	potential difficulties in protecting intellectual property;
◾	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
◾	our ability to operate within the limitations of our debt covenants;
◾	interest rate fluctuations and other changes in borrowing costs;
◾	other capital market conditions, including foreign currency rate fluctuations;
◾	availability of and fluctuations in the prices of key raw materials, including coal tar, timber and scrap copper;
◾	economic, political and environmental conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;
◾	potential impairment of our goodwill and/or long-lived assets;
◾	parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
◾	changes in laws, including tax regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
◾	the effects of competition, including locations of competitors and operating and market competition;
◾	unfavorable resolution of litigation against us;
◾	the other factors set forth under “Risk Factors”;
◾	as well as those discussed more fully elsewhere in this Form 10-K.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Koppers Holdings Inc.     2017 Annual Report

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 74 percent of all crossties produced in the United States and Canada. Approximately 75 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market is a mature market with approximately 17 million replacement crossties (both wood and non-wood) purchased during 2017.

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

We believe that being vertically integrated in copper manufacturing provides PC with an important competitive advantage and also provides our customers with the security of a continuous supply of wood preservatives. Likewise, we believe that our marketing, engineering, and technical support services provide added value to our customer base, who supply pressure-treated wood products to large retailers and independent lumber dealers. We believe another competitive advantage is provided by our strategic sourcing group, which procures scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, dispersants and various biocides and co-biocides through the global market.

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

In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total as of December 31, 2017. Our CMC business has experienced challenges over the past few years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as North America, Western Europe and Australia have seen significant amounts of smelting capacity idled or closed over the last several years.

Our CMC business manufactures the following principal products:

◾	creosote, used in the treatment of wood or as a feedstock in the production of carbon black;
◾	carbon pitch, a critical raw material used in the production of aluminum and steel;
◾	naphthalene, used as a feedstock in the production of phthalic anhydride and as a surfactant in the production of concrete, and
◾	phthalic anhydride, used in the production of plasticizers, polyester resins and alkyd paints, respectively.

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

Expenditures for research and development were $9.0 million, $6.6 million and $5.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Seasonality

Demand for residential, commercial, and agricultural treated lumber may decline during winter months due to weather conditions. In addition, inclement or winter weather may affect access to certain raw materials or impact operations at our facilities. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.  Historically, our operating results have been significantly lower in the first and fourth calendar quarters as compared to the second and third calendar quarters.

Koppers Holdings Inc.     2017 Annual Report

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and could incur in the future significant costs if we fail to comply with liabilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under “Risks Related to Our Business” and Note 20 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2017, we had 853 salaried employees and 947 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	204	569	773
Performance Chemicals	239	133	372
Carbon Materials and Chemicals	304	239	543
Administration	106	6	112
Total Employees	853	947	1,800

Approximately 538 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contract at one of our facilities covering 76 employees is scheduled to expire in July 2018.

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

◾

The availability and cost of lumber are critical elements in our production of railroad crossties and pole products for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future.

◾

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden price changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

◾

The primary raw material used by our CMC business is coal tar, a by-product of furnace coke production. Currently, our CMC business supplies our North American RUPS business with 100 percent of its creosote requirements. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar or creosote imports to meet future creosote demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers.

◾

In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in margin reductions for our coal tar-based products.

◾

Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship to our cost to produce naphthalene; however, during periods of excess supplies of phthalic anhydride, margins may be reduced despite high levels for orthoxylene prices.

◾

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene, or market indices derived from crude oil.

◾	Our profit margins at one of our coal tar distillation facilities has fluctuated with the market price of needle coke.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

As of December 31, 2017, we had total outstanding debt of $688.7 million, and approximately $203.3 million of additional unused borrowing capacity under our Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Revolving Credit Facility as described in Note 16 of the Notes to Consolidated Financial Statements. Our high degree of leverage could have important consequences to us, including:

◾	making it more difficult for us to make payments on our debt;
◾	increasing our vulnerability to general economic and industry conditions;
◾

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

◾	exposing us to the risk of increased interest rates as certain of our borrowings under our Revolving Credit Facility are at variable rates;
◾	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
◾

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

◾	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Revolving Credit Facility and the indenture governing the 2025 Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Koppers Holdings Inc.     2017 Annual Report

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Revolving Credit Facility and the indenture governing the 2025 Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

◾	incur additional debt;
◾	pay dividends or distributions on our capital stock or repurchase our capital stock;
◾	issue stock of subsidiaries;
◾	make certain investments;
◾	create liens on our assets to secure debt;
◾	enter into transactions with affiliates;
◾	merge or consolidate with another company; and
◾	sell or otherwise transfer assets.

In addition, under the Revolving Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Revolving Credit Facility. Upon the occurrence of an event of default under our Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Revolving Credit Facility. If the lenders under our Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Revolving Credit Facility, as well as our unsecured indebtedness, including notes.

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flows.

In recent history, the U.S. and global economy and capital markets have experienced significant uncertainties and volatility. Our business and operating results can be significantly affected by global economic issues. Our customers may experience deterioration of their business during the adverse business cycles. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may be experiencing similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

In addition, we rely on our Revolving Credit Facility with a consortium of banks to provide us with liquidity to meet our working capital needs. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our Revolving Credit Facility.

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

At December 31, 2017, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled $645.8 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In the past three years, we have recognized a total of $21.9 million of fixed asset impairment charges at various CMC coal tar distillation facilities and RUPS wood treating plants. In 2015 we recognized a goodwill impairment charge of $67.2 million related to our CMC business segment. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

◾

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

◾

The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies where we have historically enjoyed high market shares into emerging economies. For example, at the beginning of 2015 there were a total of nine smelters and anode plants operating in the United States. By the end of 2017, only six remained operating and four of these were operating at reduced capacity.

◾

The principal use of our phthalic anhydride is in the manufacture of plasticizers and flexible vinyl, which are used mainly in the housing and automobile industries. Therefore, a decline in remodeling and construction or global automobile production could reduce the demand for phthalic anhydride.

Koppers Holdings Inc.     2017 Annual Report

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product.

Although no one customer accounts for more than six percent of our net sales for the year ended December 31, 2017, our top ten customers accounted for approximately 40 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

We provide limited warranties on certain treated-wood products. These limited warranties cover treated-wood products that are produced by certain of our customers who use wood preservatives supplied by us. The limited warranties generally provide for replacement of properly treated-wood (treated-wood only) or refund of the purchase price for the treated-wood product that prematurely fails due to fungal decay or termite attack.  From time to time, we (or our customers) receive claims under these warranties or other claims relating to alleged failures of treated-wood products. Our profitability could be adversely affected if the amount of warranty claims against us or our customers significantly increase.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related use, storage and transportation of raw materials, products and wastes in our manufacturing facilities and our distribution centers, such as fires, explosions and accidents that could lead to a suspension or interruption of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our company as a whole. Other hazards include the following:

◾	piping and storage tank leaks and ruptures;
◾	mechanical failure;
◾	exposure to hazardous substances; and
◾	chemical spills and other discharges or releases of toxic or hazardous wastes, substances or gases.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

◾	the treatment, storage and disposal of wastes;
◾	the investigation and remediation of contaminated soil and groundwater;
◾	the discharge of effluents into waterways;
◾	the emission of substances into the air;
◾	the marketing, sale, use and registration of our chemical products, such as creosote and MicroPro ®;
◾

the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the European Union in quantities of one tonne per year or more to register with a central European Chemicals Agency;

◾

the European Union’s regulation under the Biocidal Products Regulation, which requires a biocidal product to be authorized by the European Chemicals Agency before it can be marketed or used in the European Union; and

◾	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2017 were $13.9 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2018 are expected to total approximately $10.9 million, funded by operations. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional sampling or cleanup obligations with respect to our sites or third-party sites, may result in significant additional costs, and potentially significant expenditures could be required in order to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. We also are involved in various litigation and proceedings relating to environmental matters and toxic tort claims.

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As rule making bodies and new legislation are enacted to interpret the Tax Act, these changes may adjust the estimates provided in this report. The changes may possibly be material, due to, among other things, the Treasury Department’s promulgation of regulations and guidance that interpret the Tax Act, corrective technical legislative amendments that may change the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

In addition, it is uncertain how each country where we do business may react to the Tax Act. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is difficult to assess whether the overall effect of these potential tax changes would be positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

We are also subject to examination by the Internal Revenue Service ("IRS") and other tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable

Koppers Holdings Inc.     2017 Annual Report

outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations.

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

We maintain property, casualty, general liability, workers’ compensation, pollution legal liability and other insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum limits. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance and remediation. In addition, from time to time, various types of insurance for companies in our industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand, China and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2017, net sales from products sold by our foreign subsidiaries accounted for approximately 40 percent of our total net sales.

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

Koppers Holdings Inc.     2017 Annual Report

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

As of December 31, 2017, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $30.3 million. Our pension asset funding to total pension obligation ratio was 76 percent as of December 31, 2017. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $11.1 million at December 31, 2017.

During the years ended December 31, 2017 and December 31, 2016, we contributed $12.1 million and $5.3 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Some specific factors that may have a significant effect on our common stock market price include the following:

◾	actual or anticipated fluctuations in our operating results or future prospects;
◾	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, (the “SEC”);
◾	strategic actions by us or our competitors, such as acquisitions or restructurings;
◾	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
◾	changes in accounting standards, policies, guidance, interpretations or principles;
◾	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
◾	sales of common stock by us, members of our management team or a significant shareholder;
◾	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable companies; and
◾	changes in our current dividend policy.

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

We have suspended our dividend since February 2015.

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

Koppers Holdings Inc.     2017 Annual Report

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) and our Second Amended and Restated Bylaws (our “Bylaws”) provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

◾

Our shareholders will be able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.

◾

Under Pennsylvania law, cumulative voting rights are available to the holders of our common stock if our Articles of Incorporation have not negated cumulative voting. Our Articles of Incorporation provide that our shareholders do not have the right to cumulative votes in the election of directors.

◾

Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. The Articles of Incorporation also provide that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.

◾

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2025 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

The covenants in Koppers Inc.’s Revolving Credit Facility impose restrictions that may limit our ability to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

Koppers Inc.’s Revolving Credit Facility contains minimum fixed charge coverage and maximum senior secured leverage ratios. Additionally, the Revolving Credit Facility includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Our ability to borrow under Koppers Inc.’s Revolving Credit Facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

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

The 2025 Notes are guaranteed by Koppers Holdings and the wholly-owned domestic restricted subsidiaries of Koppers Inc. If a bankruptcy proceeding or lawsuit were to be initiated, the 2025 Notes and the guarantees of the 2025 Notes could come under review for federal or state fraudulent transfer violations. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, obligations under the 2025 Notes or a guarantee of the 2025 Notes could be voided, or claims in respect of the 2025 Notes or a guarantee of the 2025 Notes could be subordinated to all other debts of the debtor or that guarantor if, among other things, the debtor or the guarantor, at the time it incurred the debt evidenced by such 2025 Notes or guarantee:

◾	received less than reasonably equivalent value or fair consideration for the incurrence of such debt or guarantee; and
◾	one of the following applies:
o	it was insolvent or rendered insolvent by reason of such incurrence;
o	it was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
o	it intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a debtor or a guarantor would be considered insolvent if:

◾	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
◾

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

◾	it could not pay its debts as they become due.

We cannot be sure as to the standards that a court would use to determine whether or not a guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees of the 2025 Notes would not be voided or subordinated to the guarantor’s other debt. If a guarantee is legally challenged, it could also be subject to the claim that, because it was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the guarantor were incurred for less than fair consideration. A court could thus void the obligations under a guarantee or subordinate a guarantee to a guarantor’s other debt or take other action detrimental to holders of the 2025 Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc.     2017 Annual Report

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

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2028. We also own office space in Griffin, Georgia.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and other proceedings relating to environmental laws and regulations, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 20 to the Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 27, 2018. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	49	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	57	Global Vice President, Safety, Health, Environmental and Process Excellence, Koppers Inc.
Douglas Fenwick	52	Vice President, Performance Chemicals, Koppers Inc.
Daniel R. Groves	51	Vice President, Human Resources, Koppers Inc.
Leslie S. Hyde	57	Vice President, Corporate Strategy and Risk Management, Koppers Inc.
Steven R. Lacy	62	Chief Administrative Officer, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Thomas D. Loadman	63	Senior Vice President, Railroad Products and Services, Koppers Inc.
Mark R. McCormack	58	Vice President, Australasian Operations, Koppers Inc.
Christian A. Nielsen	55	Vice President, North American and European Carbon Materials and Chemicals, Koppers Inc.
Stephen C. Reeder	65	Senior Vice President, Performance Chemicals, Koppers Inc.
James A. Sullivan	54	Senior Vice President, Global Carbon Materials and Chemicals, Koppers Inc.
Louann E. Tronsberg-Deihle	54	Treasurer, Koppers Holdings Inc. and Koppers Inc.
J. Robin Zhu	53	Vice President, China Operations, Koppers Inc.
Michael J. Zugay	66	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.

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

Mr. Fenwick was elected Vice President, Performance Chemicals, Koppers Inc. in May 2017. Mr. Fenwick has also served as Vice President of Koppers Performance Chemicals Inc. (formerly known as Osmose, Inc.) from our acquisition of Osmose, Inc. in August 2014. Also, prior to our acquisition of Osmose, Inc., Mr. Fenwick served as Vice President, Customer Services for Osmose, Inc. since May 2011.

Mr. Groves joined Koppers Inc. and was elected Vice President, Human Resources in May 2011.

Ms. Hyde was elected Vice President, Corporate Strategy and Risk Management in November 2017. From January 2016 to October 2017, Ms. Hyde served as Vice President, Risk Management and Deputy General Counsel of Koppers Inc. From January 2005 to December 2015, Ms. Hyde served as Vice President, Safety and Environmental Affairs of Koppers Inc.

Mr. Lacy was elected Chief Administrative Officer, General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. in January 2018. Mr. Lacy had previously served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings Inc. since November 2004 and served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy has served as a Director of Koppers Inc. since May 2013.

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

Koppers Holdings Inc.     2017 Annual Report

2014 to December 2015.  Prior to that, Mr. Nielsen served as Operations Manager, European Operations of Koppers Inc. from October 2010 to January 2014.

Mr. Reeder was elected Senior Vice President, Performance Chemicals, Koppers Inc. in January 2016.  Mr. Reeder served as Senior Vice President of Americas Wood Preserving of Koppers Performance Chemicals Inc. (formerly known as Osmose, Inc.) from our acquisition of Osmose, Inc. in August 2014 until December 2015.  Prior to our acquisition of Osmose, Inc., Mr. Reeder served as Senior Vice President of U.S. Wood Preserving for Osmose, Inc. since 2010.

Mr. Sullivan was elected Senior Vice President, Global Carbon Materials & Chemicals, Koppers Inc. in April 2014. Mr. Sullivan had been elected Vice President of Business Development, Koppers Inc. in June 2013. Prior to joining Koppers, from March 2012 through May 2013, Mr. Sullivan was Senior Vice President, Americas of Calgon Carbon Corporation (granulated activated carbon products and treatment systems).

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

The number of registered holders of Koppers common shares at January 31, 2018 was 102.

See Note 21 to the consolidated financial statements below for information concerning dividends and high and low market prices of our common shares during the past two years.

Dividend Policy

In 2006, our board of directors adopted a dividend policy that provided for quarterly dividends, payable at the discretion of our board of directors. Dividends will be considered if cash generated by our business is in excess of our expected cash needs. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, acquisitions, taxes and certain other costs. On an annual basis we expect to pay dividends, if declared, with cash flow from operations, but, due to seasonal or other temporary fluctuations in cash flow, we may from time to time use temporary short-term borrowings to pay quarterly dividends.

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Nevertheless, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. We historically had issued a quarterly cash dividend of $0.25 per share of our common stock every quarter for the past two years ended December 31, 2014. In February 2015, our board of directors decided to suspend our quarterly cash dividend and no dividends were declared in 2015, 2016 or 2017. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by Koppers Inc.’s credit agreement, the indenture governing Koppers Inc.’s 2025 Notes and by Pennsylvania law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.”

Issuer Purchases of Equity Securities

Under the current $75 million share repurchase program approved in November 2011, the Company repurchased 100,000 shares at an average price per share of $38.58 in May 2017. The approximate dollar value of common shares that may yet be purchased under this program is $48.9 million. The repurchase program has no expiration date.

Koppers Holdings Inc.     2017 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2017. The selected historical consolidated financial data for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,475.5	$1,416.2	$1,626.9	$1,555.0	$1,478.3
Depreciation and amortization	49.8	52.9	59.0	44.0	29.7
Impairment and restructuring charges (1)	16.2	20.1	42.2	17.9	11.9
Goodwill impairment (2)	0.0	0.0	67.2	0.0	0.0
Operating profit (loss)	112.1	86.4	(29.6)	33.2	100.3
Interest expense	42.5	50.8	50.7	39.1	26.8
Income (loss) from continuing operations	31.3	27.1	(75.9)	(40.0)	40.2
(Loss) income from discontinued operations	(0.8)	0.6	(0.1)	0.6	(0.1)
Net income (loss) (3)	30.5	27.7	(76.0)	(39.4)	40.1
Net income (loss) attributable to Koppers	29.1	29.3	(72.0)	(32.4)	40.4
Earnings (loss) from Continuing Operations Per Common Share Data:
Basic – continuing operations	$1.44	$1.39	$(3.50)	$(1.61)	$1.96
Diluted – continuing operations	1.36	1.36	(3.50)	(1.61)	1.94
Weighted average common shares outstanding (in thousands):
Basic	20,754	20,636	20,541	20,463	20,575
Diluted	22,000	21,055	20,541	20,463	20,815
Balance Sheet Data:
Cash and cash equivalents	$60.3	$20.8	$21.8	$51.1	$82.2
Total assets (4)	1,200.2	1,087.5	1,137.9	1,308.4	792.1
Total debt (4)	677.0	662.4	722.3	836.0	295.9
Other Data:
Capital expenditures	$67.5	$49.9	$40.7	$83.8	$72.9
Cash dividends declared per common share	$0.00	$0.00	$0.00	$1.00	$1.00

(1)

Includes plant closure and severance costs totaling $14.6 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and plant closure costs totaling $1.6 million related to the restructuring of two RUPS wood treating plants in the United States for the year ended December 31, 2017. Includes plant closure and severance costs totaling $13.2 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $6.9 million related to the restructuring of three RUPS wood treating plants in the United States for the year ended December 31, 2016. Includes plant closure and severance costs totaling $36.5 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $5.7 million related to the closure of the RUPS wood treating plant in Green Spring, West Virginia for the year ended December 31, 2015. Includes plant closure and severance costs totaling $13.2 million related to the closure of the Company’s coal tar distillation facility in Uithoorn, the Netherlands and fixed asset impairment charges totaling $4.7 million related to the Company’s coal tar distillation facility located in Tangshan China for the year ended December 31, 2014. Includes impairment charges of $11.9 million primarily consisting of write-downs related to facilities located in Uithoorn, the Netherlands; Tangshan, China; and Follansbee, West Virginia for the year ended December 31, 2013.

(2)	In 2015, the Company recorded a $67.2 million impairment charge related to goodwill for the CMC business segment.
(3)

Income tax expense (benefit) for 2017, 2015 and 2014 was impacted by $20.5 million related to the Tax Cuts and Jobs Act of 2017, $(16.1) million related to CMC goodwill impairment and $24.3 million related to a legal entity restructuring project, respectively.

(4)	The acquisition of Osmose, Inc. and Osmose Railroad Services, Inc. materially affect the comparability of these amounts for years prior to December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of treated wood products, wood preservation chemicals and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, China and Europe.

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

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw materials pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global markets such as carbon pitch and needle coke; and (v) changes in foreign exchange rates.

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

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment. During any given year, there is a seasonal effect in the winter months on our crosstie business depending on weather conditions for harvesting lumber and installation.

In 2017, the major companies in the rail industry have substantially reduced both operating and capital spending from peak spending levels, which has had a negative short-term impact on sales of various products and services that we provide to that industry. Current year revenues and profitability have reflected a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. The lower demand has caused the market to reduce raw material purchase prices primarily in the Eastern U.S. which will further reduce our year-over-year revenues and have an unfavorable impact on our profitability as well. Furthermore, lower Class I demand has also resulted in price reductions for the products we supply the commercial railroad business due to higher crosstie inventory levels in the marketplace. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers.  Approximately 75 percent of our North American sales are under long-term contracts and we believe that we are positioned to maintain or grow our current market position.

Koppers Holdings Inc.     2017 Annual Report

Overall, the long-term prognosis for the railroad industry and the products and services that we provide to it remains favorable. Currently, the railroad industry is managing the cyclical downturn in the oil and gas industry, while looking to replace demand lost due to a long-term reduction in coal production. At the same time, the railroads are building their revenue base of shipments of non-energy related products. In the near term, railroad customers have scaled back and are focusing on cutting their operating costs and working capital, as evidenced by the industry trending away from their traditional model of holding ties in inventory during the air-seasoning process. The Association of American Railroads (“AAR”) reported that the total U.S. rail carload traffic for 2017 was up 2.9 percent year-over-year and intermodal units were 3.9 percent higher than prior year. Together, the total combined U.S. traffic for 2017 increased 3.4 percent compared to last year which is consistent with industry forecasts. The AAR reports that the decline in coal transportation, due to low natural gas prices and environmental concerns regarding the burning of coal, has been more than offset by other major categories of freight. However, the lower volumes in coal being transported has resulted in a decrease in heavy-haul traffic. Consequently, the Class I railroads have been deferring some of the maintenance and repair activities and right-sizing inventory levels as they look to conserve cash. We expect that demand for crosstie replacements will only be marginally better in 2018 due to lower spending trends.

From a long-term perspective, there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will benefit from increased infrastructure and capacity expansion to the extent it occurs.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia and New Zealand. Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. The National Association of Realtors reported existing home sales increased two percent in 2017, which favorably impacted repair and remodeling activity. According to the Leading Indicator of Remodeling Activity (the “LIRA”), strong gains in home renovation and repair are expected to continue into mid-2018.

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

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 30 months. These hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time, we enter into swap transactions that do not qualify for hedge accounting.

In North America, we are vertically integrated due to our manufacturing capabilities for copper compounds for our copper-based wood preservatives. We believe our vertical integration is part of our proprietary processes and reflects an important competitive advantage. In addition, we believe this provides our customers with the security of a continuous supply of wood preservative chemicals. Beginning in mid-2016, we have seen large retailers and lumber dealers opting for a product mix with higher levels of preservative retention driven primarily by changes in treated wood product application standards. This shift towards a higher retention product mix simplifies the treating and stocking processes for the treaters that purchase PC products and their end-customers, as well as provides for higher quality products that will better withstand the effects of insects and fungal decay. Even though it is difficult to predict competitive trends and to quantify the total impact it will have on PC sales, operating profit, and cash flow, we believe the shift to higher retention product mix continued into 2017 but has moderated as the market completes this transition.

Overall, the market for existing homes continues to show mixed signals as affordability pressures persisted and interested buyers significantly outweighed housing inventory. The National Association of Realtors reported that total existing home sales subsided for the month of December, but on an annual basis was higher than the prior year by 1.1 percent and was the best sales year in 11 years. In January 2018, existing-home sales slumped for the second consecutive month and experienced the largest decline on an annual basis in over three years, with all major regions experiencing monthly and annual sales declines. Total housing inventory has been declining and the lack of available housing has resulted in upward pressure on prices. At the same time, 2018 is expected to be another strong year for residential renovations and repairs with growth accelerating as the year progresses, according to the Leading Indicator of Remodeling Activity (“LIRA”)

reported by the Joint Center for Housing Studies of Harvard University. Due to steady gains in the broader economy as well as ongoing restoration efforts related to recent natural disasters in the United States, the LIRA projects that homeowner spending on improvements and repairs will approach $340 billion in 2018, an increase of 7.5 percent from estimated 2017 spending. Additionally, the Consumer Confidence Index®, as reported by The Conference Board, continues to show improvement over the prior year which should provide a positive backdrop for housing-related demand. In general, consumers’ expectations remain at historically strong levels, which suggests continued economic growth. From a cost perspective, our raw material costs have been increasing, primarily due to copper pricing which trended higher for 2017 and continuing into 2018. Our strategy is to hedge a majority of our requirements over a one-to-three year time frame in order to provide short-term certainty of our cost structure by lessening the impact that may arise in rapidly fluctuating commodity markets.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. We currently supply our North American RUPS business with 100 percent of its creosote requirements. As discussed in the RUPS outlook, there was a decrease in 2017 spending for railroad infrastructure. This results in a shift in excess distillate production to the less profitable carbon black feedstock market until demand for creosote returns to historical levels.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. In 2017, the aluminum production in the U.S. was relatively flat due to the reduction of global inventories, modestly improved economic demand, and more historically consistent levels of global aluminum production.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the U.S. in a more efficient manner. As a result, our raw material needs in North America have been significantly less than historically required.  In the past twelve months, we entered into several new long-term supply agreements to further lower our overall input costs and redistribute our finished product pricing risk.

Throughout much of 2017, there has been an overall tightened market supply of coal tar and carbon pitch in China and it has put upward pressure on both raw materials and finished product pricing. This is due to an ongoing initiative by the Chinese government to reduce pollution and improve air quality. The impact has been the shutdown of older steel and coking capacity that does not meet environmental and emissions standards and has driven increased demand for products requiring coal tar pitch. The pricing for coal tar products in the region has increased significantly and as a result, our recently constructed coal-tar distillation facility serving those markets has benefited from these changes in regulations. In Australia, the market has also been favorable since pricing is correlated to the trends seen in China. Going into 2018, we expect to continue benefiting from favorable market conditions, however, there will be a partial offset as raw material pricing that lagged 2017 price increases will eventually catch up in 2018.

CMC Restructuring Initiatives

We embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the eleven that existed as of January 1, 2014 to four as of December 31, 2017. The remaining facilities are located in regions where we believe we hold key competitive advantages that allow us to better serve our global customers: Stickney, Illinois; Nyborg, Denmark; Mayfield, Australia; and Jiangsu Province, China.

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of $5 million to $12 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $30 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing our primary reliance on and exposure to the carbon pitch markets.  We believe that the

Koppers Holdings Inc.     2017 Annual Report

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

Results of Operations – Comparison of Years Ended December 31, 2017 and December 31, 2016

Consolidated Results

Net sales for the years ended December 31, 2017 and 2016 are summarized by segment in the following table:

	Year Ended December 31,
	2017	2016	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$512.6	$586.5	-13%
Performance Chemicals	411.2	393.4	5%
Carbon Materials and Chemicals	551.7	436.3	26%
	$1,475.5	$1,416.2	4%

Railroad and Utility Products and Services net sales for the year ended December 31, 2017 decreased by $73.9 million or 13 percent compared to the prior year. The sales decrease was primarily due to lower sales volumes of crossties and railroad bridge services, partially offset by higher sales volumes of utility products. Sales of crossties and railroad bridge services declined by $72.3 million. The reduction in treated crossties and structure services is attributed to lower spending in the rail industry across both the Class I and commercial markets. In addition, commercial crosstie pricing has been reduced due to an over-supply of crossties in the commercial market. Sales of utility products increased by $4.0 million due to increased demand for structural timber in Australia.

Performance Chemicals net sales for the year ended December 31, 2017 increased by $17.8 million or five percent compared to the prior year. The sales increase was due primarily to higher North American sales volumes for some copper-based wood preservatives and additives. Higher sales volumes were driven primarily by favorable market trends in the repair and remodeling markets and existing home sales as well as treated wood dealers stocking and selling treated wood with higher preservative retention levels. These gains were offset in part by higher customer development costs, which are reflected as a reduction of net sales, compared to the prior year.

Carbon Materials and Chemicals net sales for the year ended December 31, 2017 increased by $115.4 million or 26 percent compared to the prior year due mainly to higher sales prices for carbon black feedstock, carbon pitch and coal tar chemicals with higher sales volumes for carbon black feedstock and coal tar chemicals, partially offset by lower creosote volumes. Our strategy is to sell as much distillate production to the higher value wood preservative market, however there was a reduction in creosote volume driven by lower demand for treated crossties during 2017. The excess distillate was sold as carbon black feedstock. Sales of coal tar chemicals increased over the prior year period due to increases in sales volumes and pricing of phthalic anhydride and naphthalene. The increases, in part, were driven by the effect of higher orthoxylene prices, which favorably impact phthalic anhydride market prices. Higher sales prices for carbon pitch and carbon black feedstock in Australasia and Europe were driven primarily by reduced supply in those regions.

Cost of sales as a percentage of net sales was 78 percent for the year ended December 31, 2017, compared to 80 percent in the prior year due mainly to higher gross margins for CMC driven by lower raw material and shipping costs and higher sales prices in certain regions. In addition, a sales mix shift for PC improved our results as higher gross margins were driven by increased sales volumes in higher margin product lines. This more than offset lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply.

Depreciation and amortization charges for the year ended December 31, 2017 were $3.1 million lower when compared to the prior year period due mainly to a reduction in assets, excluding assets under construction, related to our shutdown of distillation facilities in the United States and United Kingdom.

Gain on sale of business of $2.1 million for the year ended December 31, 2016 reflected the sale of our CMC tar distillation properties and assets in the United Kingdom in July 2016.

Impairment and restructuring charges were $3.9 million lower for the year ended December 31, 2017 due mainly to a prior year accrual for exited real estate lease obligations, net of estimated sublease revenue, at our closed coal tar distillation facility in Uithoorn, the Netherlands, as well as severance charges related to our closed coal tar distillation CMC facilities in the United Kingdom and impairment charges for the remaining fixed assets at our coal tar distillation facility in Clairton, Pennsylvania. Current year charges consist of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Loss on pension settlement for the year ended December 31, 2017 was $5.6 million higher when compared to the prior year. In the fourth quarter of 2017, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 100 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $3.1 million and the Company recorded a pension settlement charge of $1.2 million related to this transaction.

In the third quarter of 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $31 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. The Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

In the third quarter of 2016, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 375 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $13.9 million and the Company recorded a pension settlement charge of $4.4 million for the year ended December 31, 2016.

Selling, general and administrative expenses for the year ended December 31, 2017 were $6.7 million higher when compared to the prior year due mainly to increases in consulting costs and stock-based compensation expense offset by decreases in customer development costs.

Interest expense for the year ended December 31, 2017 was $8.3 million lower when compared to the prior year as a result of reduced average debt levels and reduced interest rates related to our 2025 Notes and our Revolving Credit Facility.

Loss on extinguishment of debt for the year ended December 31, 2017 was $13.3 million higher when compared to the prior year period. In the current year period, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new Revolving Credit Facility and recorded a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Income taxes for the year ended December 31, 2017 were $17.6 million higher when compared to the prior year period. The increase in tax expense is due to the Tax Act that was passed by Congress on December 22, 2017.

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate to 21 percent from 35 percent and imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Most of the Tax Act’s changes are applicable for tax years beginning after December 31, 2017.

Changes in tax rates and tax laws to deferred taxes are accounted for in the period of legislative enactment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a result of the corporate rate reduction to 21 percent, the Company recorded a charge of $7.4 million for the year ended December 31, 2017 from reducing the value of our net deferred tax assets in the U.S.

The Tax Act imposes a one-time transition tax on unrepatriated earnings of foreign subsidiaries through December 31, 2017 that have not previously been subject to federal tax. The Company recorded an estimate of this one-time transition tax and recorded a charge to income tax expense of $13.1 million.

The effective income tax rate for the year ended December 31, 2017 was 48.1 percent.  The effective income tax rates for the years ended December 31, 2017 and December 31, 2016 without the effect of the Tax Act were 14.1 percent and 29.6 percent, respectively. The decrease in the effective income tax rate is primarily due to an increase in foreign pre-tax earnings that are taxed at more favorable rates. Additionally, in the prior period, we incurred losses in certain foreign subsidiaries that did not generate a tax benefit, which increased our effective tax rate for that prior period.

Koppers Holdings Inc.     2017 Annual Report

Segment Results

Segment operating profit for the years ended December 31, 2017 and 2016 is summarized by segment in the following table:

	Year Ended December 31,
	2017	2016	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$25.3	$52.5	-52%
Performance Chemicals	71.4	63.5	12%
Carbon Materials and Chemicals	27.4	(23.6)	216%
Corporate	(12.0)	(6.0)	-100%
	$112.1	$86.4	30%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	4.9%	9.0%	-4.1%
Performance Chemicals	17.4%	16.1%	1.3%
Carbon Materials and Chemicals	5.0%	(5.4)%	10.4%
	7.6%	6.1%	1.5%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2017 decreased by $27.2 million or 52 percent compared to the prior year. Operating profit as a percentage of sales decreased to 4.9 percent from 9.0 percent. Operating profit as a percentage of net sales for the year ended December 31, 2017 was impacted by reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the commercial market. The negative impact from these factors was slightly offset by favorable volumes and sales mix of rail joint products and utility products.

Performance Chemicals operating profit increased by $7.9 million or 12 percent compared to the prior year. Operating profit as a percentage of net sales for PC increased to 17.4 percent from 16.1 percent in the prior year. Operating profit for the year ended December 31, 2017 was positively impacted due primarily to higher North American sales volumes for copper-based wood preservatives. Sales volumes have improved due to favorable market trends in the repair and remodeling markets and existing home sales. Higher sales volumes were also driven primarily by changes in treated wood product application standards in 2016 resulting in treated wood dealers stocking and selling more high retention ground contact treated wood, which moderated in 2017 as dealer inventory has been sufficiently restocked with higher retention treated wood. Although we hedge the majority of our copper purchases, higher copper prices partially offset our increases in sales and operating profit margin for the year ended December 31, 2017.

Carbon Materials and Chemicals operating profit for the year ended December 31, 2017 increased by $51.0 million or 216 percent compared to the prior year. Operating profit as a percentage of net sales for CMC increased to 5.0 percent from a loss of 5.4 percent in the prior year period. Operating profit for the year ended December 31, 2017 was positively affected by lower raw material and shipping costs and higher sales prices in certain regions. In addition to this, in recent quarters there has been an overall tightened market supply of coal tar and carbon pitch in China. This is due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our recently constructed coal-tar distillation facility serving those markets has a competitive advantage. These positive impacts were partially offset by lower sales volumes in North America and certain costs incurred, such as asset retirement charges, as we continue to consolidate our North American footprint.

Corporate operating loss increased by $6.0 million or 100 percent compared to the prior year period. Operating loss for the year ended December 31, 2017 was primarily impacted by charges of $10.0 million related to pension settlements during the current year period. Operating loss for the year ended December 31, 2016 was primarily impacted by charges of $4.4 million related to a pension settlement during the prior year period.

Results of Operations – Comparison of Years Ended December 31, 2016 and December 31, 2015

Consolidated Results

Net sales for the years ended December 31, 2016 and 2015 are summarized by segment in the following table:

	Year Ended December 31,
	2016	2015	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$586.5	$657.0	-11%
Performance Chemicals	393.4	356.5	10%
Carbon Materials and Chemicals	436.3	613.4	-29%
	$1,416.2	$1,626.9	-13%

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

Depreciation and amortization charges for the year ended December 31, 2016 were $6.1 million lower when compared to the prior year period due mainly to a reduction in assets related to our shutdown of distillation facilities in the United States and United Kingdom as well as accelerated depreciation and asset retirement obligation amortization in the prior year period related to the closure of our wood treating facility in Green Spring, West Virginia.

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

Goodwill impairment charges were $67.2 million for 2015. The 2015 charges reflected the complete write-down of goodwill for the Carbon Materials and Chemicals business. There was no goodwill impairment in 2016.

Koppers Holdings Inc.     2017 Annual Report

Loss on pension settlement for the year ended December 31, 2016 was $4.4 million higher when compared to the prior year. In 2016, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 375 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $13.9 million and the Company recorded a pension settlement charge of $4.4 million for the year ended December 31, 2016.

Selling, general and administrative expenses for the year ended December 31, 2016 were $2.0 million higher when compared to the prior year due mainly to increases in short-term incentive expense and stock compensation expense in the current year period.

Interest expense for the year ended December 31, 2016 was $0.1 million higher when compared to the prior year as a result of the write-off of debt issuance costs totaling $2.0 million in 2016 due to the reduction of borrowing capacity under our revolving credit agreement partially offset by reduced average debt levels as compared to the prior year period.

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

Segment Results

Segment operating profit for the years ended December 31, 2016 and 2015 is summarized by segment in the following table:

	Year Ended December 31,
	2016	2015	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$52.5	$62.2	-16%
Performance Chemicals	63.5	39.0	63%
Carbon Materials and Chemicals	(23.6)	(125.0)	-81%
Corporate	(6.0)	(5.8)	3%
	$86.4	$(29.6)	392%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	9.0%	9.5%	-0.5%
Performance Chemicals	16.1%	10.9%	5.2%
Carbon Materials and Chemicals	(5.4)%	(20.4)%	15.0%
	6.1%	(1.8)%	7.9%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2016 decreased by $9.7 million or 16 percent compared to the prior year. Operating profit as a percentage of sales decreased to 9.0 percent from 9.5 percent. The decrease in operating profit is due primarily to costs related to the Company’s decision to exit a utility pole business and a dimensional lumber plant in the United States. The combined reduction in operating profit due to exiting these businesses was $7.5 million.

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

Performance Chemicals operating profit for the year ended December 31, 2016 increased by $24.5 million or 63 percent compared to the prior year. Operating profit as a percentage of net sales for PC increased to 16.1 percent from 10.9 percent in the prior year. Operating profit for the year ended December 31, 2016 was positively impacted due primarily to higher North American sales volumes for copper-based wood preservatives. Higher sales volumes were driven primarily by changes in treated wood product application standards resulting in treated wood dealers stocking and selling more high retention ground contact treated wood.

Sales volumes have also improved due to favorable market trends in the repair and remodeling markets and existing home sales. Favorable non-recurring items, including the reversal of an environmental liability, resulted in approximately $3.7 million of operating profit in the current year.

Carbon Materials and Chemicals operating loss for the year ended December 31, 2016 decreased by $101.4 million or 81 percent compared to the prior year. Operating loss in the prior year included a goodwill impairment charge of $67.2 million and other asset impairment charges and restructuring charges of $34.7 million. Operating loss was positively affected by lower raw material costs and restructuring cost savings in North America. Lower sales prices in most product lines, accelerated depreciation, costs to restructure operations and unabsorbed fixed costs partially offset the positive impacts.

Cash Flow

Net cash provided by operating activities was $101.8 million for the year ended December 31, 2017 as compared to net cash provided by operating activities of $119.5 million for the year ended December 31, 2016. The net decrease of $17.7 million in cash from operations was due primarily to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable in the current year period due to an increase in sales.

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

Net cash used in investing activities was $56.5 million for the year ended December 31, 2017 as compared to net cash used in investing activities of $53.7 million for the year ended December 31, 2016. The increase in net cash used by investing activities of $2.8 million is primarily due to current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois offset by cash proceeds of $9.5 million from the loan repayment by TKK.

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

Net cash used in financing activities was $5.9 million for the year ended December 31, 2017 as compared to net cash used in financing activities of $62.7 million for the year ended December 31, 2016. The cash provided by financing activities in the current period reflected net borrowings of revolving credit of $54.3 million offset by net repayments of long-term debt of $46.7 million, payment of debt issuance costs of $11.0 million from the issuance of new debt and repurchases of common stock of $5.1 million. The cash used in financing activities in the prior year period reflected net repayments of revolving credit and long-term debt of $29.7 million and $31.7 million, respectively.

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

Dividends paid were $8.7 million for the year ended December 31, 2015. Dividends paid in 2015 include $3.5 million of dividends paid to the non-controlling interest shareholder of Koppers (China) Carbon & Chemical Company Limited, our 60-percent owned subsidiary, and $5.2 million in dividends to Koppers Holdings shareholders relating to dividends declared in November 2014. There were no dividends paid during 2017 or 2016.

Liquidity and Capital Resources

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025. The 2025 Notes will pay interest semi-annually in arrears on February 15 and August 15, beginning on August 15, 2017, and will mature on February 15, 2025 unless earlier redeemed or repurchased. The 2025 Notes are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay its outstanding term loan and to fund a tender offer to repurchase its senior notes due 2019 (the “2019 Notes”). The tender offer for the 2019 Notes was completed in early February 2017. Any 2019 Notes remaining outstanding following the tender offer were called for

Koppers Holdings Inc.     2017 Annual Report

redemption and Koppers Inc. concurrently satisfied and discharged its remaining obligations under the indenture governing the 2019 Notes.

In February 2017, the Company entered into a new $400.0 million senior secured revolving credit facility. The maturity date of the Revolving Credit Facility is February 2022. In February 2018, the Company amended its $400.0 million Revolving Credit Facility to increase its capacity to $600.0 million. The interest rate on the amended Revolving Credit Facility is variable and is based on LIBOR. Terms under the amended Revolving Credit Facility are substantially consistent with the original Revolving Credit Facility.

Expenses associated with the redemption of the 2019 Notes, the repayment of our term loan and placement of the Revolving Credit Facility were $13.3 million for the year ended December 31, 2017 and are included in “Loss on Extinguishment of Debt” in the Condensed Consolidated Statement of Operations and Comprehensive Income. These costs consist of tender offer premiums, legal fees and write off of unamortized debt issuance costs.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2017 the basket totaled $141.0 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of December 31, 2017, we had $203.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2017, $41.7 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2017 (dollars in millions):

Cash and cash equivalents(1)	$60.3
Amount available under revolving credit facility	203.3
Total estimated liquidity	$263.6

(1)	Cash includes approximately $59.5 million held by foreign subsidiaries.

Our estimated liquidity was $181.5 million at December 31, 2016.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue additional potential strategic acquisitions. Capital expenditures in 2018, excluding acquisitions, are expected to total approximately $60 million and are expected to be funded by cash from operations. In addition, we expect to utilize an additional $30 million to $40 million of working capital during 2018, primarily due to increases in inventory and impacts on accounts receivable and accounts payable as we transition a customer to a revised railroad crosstie supply agreement.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2017. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	Later years
(in millions)
Long-term debt (1)	$688.7	$11.4	$22.3	$155.0	$500.0
Interest on debt	236.9	37.3	73.4	66.2	60.0
Operating leases	171.5	43.7	46.0	31.6	50.2
Federal tax payments (2)	4.7	0.8	0.8	1.0	2.1
Purchase commitments (3)	427.1	137.0	142.2	64.6	83.3
Total contractual cash obligations	$1,528.9	$230.2	$284.7	$318.4	$695.6

(1)	Consists primarily of the maturity of the Senior Notes due 2025 and Revolving Credit Facility that will mature in 2022.
(2)	Relates to the transition tax in accordance with the Tax Act.
(3)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $5.4 million in 2018. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 in our consolidated financial statements.

As of December 31, 2017, there was $8.7 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2017. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
	Total
	Amounts
	Committed	2018	2019-2020	2021-2022	Later years
(in millions)
Lines of credit (unused)	$245.0	$0.0	$0.0	$245.0	$0.0
Standby letters of credit	41.7	41.7	0.0	0.0	0.0
Total other commercial commitments	$286.7	$41.7	$0.0	$245.0	$0.0

Debt Covenants at December 31, 2017

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2017 was 2.43.

◾

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at December 31, 2017 was 0.95.

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

Koppers Holdings Inc.     2017 Annual Report

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2017, 2016 and 2015, exchange rate fluctuations resulted in an increase to comprehensive income of $17.0 million, a decrease of $4.3 million and a decrease of $20.6 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (gains) losses were $(2.3) million, $(1.3) million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs are effective for annual reporting periods beginning after December 15, 2017. The Company has decided to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

The Company has a project team that has completed its analysis of significant contracts with customers across all major business units to assess the impact of the adoption of the ASUs on the Company’s financial statements and disclosures. We utilized a bottom-up approach to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we identified and implemented appropriate changes to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the last year.

Substantially all of the Company’s contracts with its customers are ship and invoice arrangements where revenue is recognized at the time of shipment or delivery. The Company has identified certain arrangements where revenue will be accelerated upon adoption as the related performance obligations under the contract have been satisfied and control of the goods or services have been transferred to the customer prior to shipment. After assessing the results of the completed analysis, the Company calculated the cumulative effect to the opening balance of retained earnings to be recognized at the date of adoption on January 1, 2018 as an increase of approximately $1 million, including approximately $5 million in revenue not recognized in 2017. The impact of adopting ASU 2014-09 is primarily related to certain post-grading services of treated cross-ties within our RUPS segment where those specific performance obligations were fulfilled prior to shipment and historically not recognized as revenue until shipped.

Inventories.  In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 52 percent and 65 percent of the FIFO inventory value at December 31, 2017 and 2016, respectively. In 2017, 2016 and 2015, we recorded inventory write-downs of $0.4 million, $0.6 million and $1.4 million, respectively, related to lower of cost or market conditions for our subsidiaries that value inventory on the FIFO basis.

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

Goodwill remaining on our consolidated balance sheet at December 31, 2017 is $188.2 million and is substantially all related to our PC operating segment. We determined that no impairment of goodwill at any of our reporting units was required as of December 31, 2017.

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

Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $129.6 million as of December 31, 2017. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2017 our balance sheet included $18.4 million of deferred tax assets, which is net of a $44.5 million valuation allowance. We also had $7.4 million of deferred tax liabilities resulting in net deferred tax assets of $11.0 million, substantially all related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

The realization of a majority of the Company’s deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. To the extent future taxable income projections are not achieved, we could be required to record a valuation allowance against certain deferred tax assets. Item 8. Financial Statements and Supplementary Data – Note 10 includes information on deferred tax activity during the past two years.

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2017, we recorded additional asset retirement obligations of $9.4 million principally related to the retirement of water

Koppers Holdings Inc.     2017 Annual Report

containment systems and storage tank and railcar cleaning costs in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

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

Pension and Postretirement Benefits.  Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

◾	the discount rate for measuring the present value of future plan obligations;
◾	the expected long-term return on plan assets;

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2017, we use our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $7.5 million and would decrease defined benefit pension expense and other postretirement benefit plan expense by $0.1 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 percent equity securities and 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 4.62 percent for 2017 defined benefit pension expense. Decreasing the 4.62 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.5 million.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2017. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2017, we had outstanding copper swap contracts totaling 49.1 million pounds and the fair value of these contracts resulted in a gain of $30.0 million. A portion of the gain totaling $20.3 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $9.7 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2017 market price of copper, the fair value of these contracts would be a gain of $14.5 million. This hypothetical gain would be allocated only to other comprehensive income of $14.5 million for the year ended December 31, 2017.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2017 we had $500.0 million of fixed rate debt and $177.0 million of variable rate debt. Our ratio of fixed rate debt to variable rate debt at December 31, 2017 was approximately 282 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2017 would have increased the unrealized fair market value of the fixed rate debt by approximately $7.0 million. The earnings and cash flows for the year ending December 31, 2017, assuming a one percentage point increase in interest rates, would have decreased approximately $1.8 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark, New Zealand, Canada, the Netherlands, China and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2017, would be a reduction of approximately $5.9 million.

Koppers Holdings Inc.     2017 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2017. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 46.

February 27, 2018

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Koppers Holdings Inc.     2017 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity, for each of the years in the two-year period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity, for each of the years in the two‑year period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Pittsburgh, Pennsylvania
February 27, 2018

Koppers Holdings Inc.     2017 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Koppers Holdings Inc.:

We have audited the consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity of Koppers Holdings Inc. for the year ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Koppers Holdings Inc. for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 29, 2016, except for the effect of adopting ASU 2015-03 as described in Note 3, as to which date is January 13, 2017

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions, except per share amounts)
Net sales	$1,475.5	$1,416.2	$1,626.9
Cost of sales (excluding items below)	1,154.1	1,127.9	1,366.7
Depreciation and amortization	49.8	52.9	59.0
Gain on sale of business	0.0	(2.1)	(3.2)
Impairment and restructuring charges	16.2	20.1	42.2
Goodwill impairment	0.0	0.0	67.2
Loss on pension settlements	10.0	4.4	0.0
Selling, general and administrative expenses	133.3	126.6	124.6
Operating profit (loss)	112.1	86.4	(29.6)
Other income, net	4.0	2.9	0.2
Interest expense	42.5	50.8	50.7
Loss on extinguishment of debt	13.3	0.0	0.0
Income (loss) before income taxes	60.3	38.5	(80.1)
Income tax provision (benefit)	29.0	11.4	(4.2)
Income (loss) from continuing operations	31.3	27.1	(75.9)
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.2, $(0.3) and $0.1	(0.8)	0.6	(0.1)
Net income (loss)	30.5	27.7	(76.0)
Net income (loss) attributable to noncontrolling interests	1.4	(1.6)	(4.0)
Net income (loss) attributable to Koppers	$29.1	$29.3	$(72.0)
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.44	$1.39	$(3.50)
Discontinued operations	(0.04)	0.03	(0.01)
Earnings (loss) per basic common share	$1.40	$1.42	$(3.51)
Diluted -
Continuing operations	$1.36	$1.36	$(3.50)
Discontinued operations	(0.04)	0.03	(0.01)
Earnings (loss) per diluted common share	$1.32	$1.39	$(3.51)
Weighted average shares outstanding (in thousands):
Basic	20,754	20,636	20,541
Diluted	22,000	21,055	20,541

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Net income (loss)	$30.5	$27.7	$(76.0)
Changes in other comprehensive income (loss):
Currency translation adjustment	17.0	(4.3)	(20.6)
Derivative financial instrument net gain (loss), net of tax (expense) benefit of $(3.5), $(8.0) and $1.2	6.1	12.9	(2.2)
Unrecognized pension prior service benefit, net of tax benefit of $0.0, $0.0 and $0.4	0.0	0.0	(0.7)
Unrecognized pension net gain, net of tax expense of $(2.8), $(2.0) and $(1.0)	8.8	2.3	3.7
Total comprehensive income (loss)	62.4	38.6	(95.8)
Comprehensive income (loss) attributable to noncontrolling interests	1.7	(1.9)	(4.3)
Comprehensive income (loss) attributable to Koppers	$60.7	$40.5	$(91.5)

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2017 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2017	December 31, 2016
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$60.3	$20.8
Accounts receivable, net of allowance of $2.5 and $3.8	159.2	136.8
Income tax receivable	1.7	3.8
Inventories, net	236.9	228.7
Loan to related party	0.0	8.9
Other current assets	48.6	39.1
Total current assets	506.7	438.1
Property, plant and equipment, net	328.0	280.8
Goodwill	188.2	186.4
Intangible assets, net	129.6	141.9
Deferred tax assets	18.4	27.1
Other assets	29.3	13.2
Total assets	$1,200.2	$1,087.5
Liabilities
Accounts payable	$141.9	$144.2
Accrued liabilities	127.9	106.3
Current maturities of long-term debt	11.4	42.6
Total current liabilities	281.2	293.1
Long-term debt	665.6	619.8
Accrued postretirement benefits	46.3	51.6
Deferred tax liabilities	7.3	6.3
Other long-term liabilities	94.0	82.1
Total liabilities	1,094.4	1,052.9
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,384,476 and 22,140,680 shares issued	0.2	0.2
Additional paid-in capital	190.6	176.5
Retained earnings (accumulated deficit)	7.4	(24.7)
Accumulated other comprehensive loss	(40.1)	(68.6)
Treasury stock, at cost, 1,606,028 and 1,475,792 shares	(58.2)	(53.0)
Total Koppers shareholders’ equity	99.9	30.4
Noncontrolling interests	5.9	4.2
Total equity	105.8	34.6
Total liabilities and equity	$1,200.2	$1,087.5

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$30.5	$27.7	$(76.0)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	49.8	52.9	59.0
Impairment of long-lived assets	3.7	3.5	14.7
Goodwill impairment	0.0	0.0	67.2
Loss on extinguishment of debt	13.3	0.0	0.0
Gain on disposal of assets and investment	(1.5)	0.0	0.0
Gain on sale of business	0.0	(2.1)	(3.2)
Deferred income taxes	1.6	(0.1)	(16.0)
Equity loss, net of dividends received	0.0	1.0	3.1
Change in other liabilities	(21.1)	(5.0)	(5.5)
Non-cash interest expense	2.1	5.7	3.6
Stock-based compensation	10.6	8.9	3.8
Deferred revenue	(0.7)	(0.8)	27.6
Loss on pension settlement	10.0	4.4	0.0
Other - net	(0.1)	1.7	5.2
Changes in working capital:
Accounts receivable	(16.0)	12.7	34.1
Inventories	0.7	(3.3)	(4.3)
Accounts payable	(13.6)	5.0	25.0
Accrued liabilities	31.2	8.4	(19.6)
Other working capital	1.3	(1.1)	9.0
Net cash provided by operating activities	101.8	119.5	127.7
Cash provided by (used in) investing activities:
Capital expenditures	(67.5)	(49.9)	(40.7)
Repayments received on loan	9.5	0.0	0.0
Acquisitions, net of cash acquired	0.0	0.0	(15.3)
Net cash provided by (used in) divestitures and asset sales	1.5	(3.8)	14.9
Net cash used in investing activities	(56.5)	(53.7)	(41.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	705.4	595.7	612.1
Repayments of revolving credit	(651.1)	(625.4)	(685.9)
Borrowings of long-term debt	500.0	0.0	1.1
Repayments of long-term debt	(546.7)	(31.7)	(40.7)
Issuances of Common Stock	2.7	0.4	0.0
Repurchases of Common Stock	(5.2)	(0.3)	(0.3)
Payment of debt issuance costs	(11.0)	(1.4)	(1.0)
Dividends paid	0.0	0.0	(8.7)
Net cash used in financing activities	(5.9)	(62.7)	(123.4)
Effect of exchange rate changes on cash	0.1	(4.1)	7.5
Net increase (decrease) in cash and cash equivalents	39.5	(1.0)	(29.3)
Cash and cash equivalents at beginning of period	20.8	21.8	51.1
Cash and cash equivalents at end of period	$60.3	$20.8	$21.8
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$37.6	$42.7	$43.9
Income taxes, net	16.6	11.6	26.3
Noncash investing activities:
Accrued capital expenditures	7.8	0.0	0.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2017 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	176.5	167.8	164.5
Employee stock plans	11.4	8.7	3.3
Issuance of common stock	2.7	0.0	0.0
Balance at end of year	190.6	176.5	167.8
Retained earnings (accumulated deficit)
Balance at beginning of year	(24.7)	(54.0)	18.0
Net income (loss) attributable to Koppers	29.1	29.3	(72.0)
Tax reform rate change reclassification	3.2	0.0	0.0
Change in accounting standard	(0.2)	(0.0)	0.0
Balance at end of year	7.4	(24.7)	(54.0)
Accumulated other comprehensive (loss) income
Currency translation adjustment:
Balance at beginning of year	(30.6)	(26.6)	(6.3)
Change in currency translation adjustment	16.8	(4.0)	(20.3)
Balance at end of year	(13.8)	(30.6)	(26.6)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	6.9	(6.0)	(3.8)
Tax reform rate change reclassification	2.8	0.0	0.0
Reclassification of unrealized (gains) losses on cash flow hedges to expense, net of tax (expense) benefit of $(5.0), $3.7 and $3.5	(7.1)	5.6	5.4
Change in cash flow hedges, net of tax (expense) benefit of $(8.5), $(4.3) and $4.7	13.2	7.3	(7.6)
Balance at end of year	15.8	6.9	(6.0)
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	0.0	0.0	0.7
Reclassification of unrecognized prior service benefit to income, net of tax benefit of $0.0, $0.0 and $0.4	0.0	0.0	(0.7)
Balance at end of year	0.0	0.0	0.0
Unrecognized pension net loss:
Balance at beginning of year	(44.9)	(47.2)	(50.9)
Tax reform rate change reclassification	(6.0)	0.0	0.0
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $4.4, $2.3 and $2.2	7.3	3.9	4.0
Revaluation of unrecognized pension net loss, net of tax benefit of $0.2, $0.3 and $1.2	1.5	(1.6)	(0.3)
Balance at end of year	(42.1)	(44.9)	(47.2)
Total balance at end of year	(40.1)	(68.6)	(79.8)
Treasury stock
Balance at beginning of year	(53.0)	(52.7)	(52.4)
Purchases	(5.2)	(0.3)	(0.3)
Balance at end of year	(58.2)	(53.0)	(52.7)
Total Koppers shareholders’ equity (deficit) – end of year	99.9	30.4	(18.5)
Noncontrolling interests
Balance at beginning of year	4.2	6.1	13.9
Net income (loss) attributable to noncontrolling interests	1.4	(1.6)	(4.0)
Dividends to noncontrolling interests	0.0	0.0	(3.5)
Currency translation adjustment	0.3	(0.3)	(0.3)
Balance at end of year	5.9	4.2	6.1
Total equity (deficit) – end of year	$105.8	$34.6	$(12.4)

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

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. The Company’s investments in 20 percent to 50 percent-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations. As of November 2016, the Company had no investments under the equity method of accounting. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Foreign currency transaction gains and losses result from transactions denominated in a currency which is different than the currency used by the entity to prepare its financial statements. Foreign currency transaction losses were $2.3 million, $1.3 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Koppers Holdings Inc.     2017 Annual Report

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

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title to the customer, which occurs upon delivery to the Company’s plant and acceptance by the customer. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of Securities and Exchange Commission Staff Accounting Bulletin Topic 13.A.3., including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2017, 2016 and 2015 amounted to $96.8 million, $129.2 million and $129.8 million, respectively.

Research and development – Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $9.0 million in 2017, $6.6 million in 2016 and $5.2 million in 2015.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 52 percent and 65 percent of the FIFO inventory value at December 31, 2017 and 2016, respectively. In 2017, 2016 and 2015, we recorded inventory write-downs of $0.4 million, $0.6 million and $1.4 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2017 and 2016, noting no impairment. Refer to Note 14 "Goodwill and Other Identifiable Intangible Assets" for a discussion of goodwill impairment recorded during the year ended December 31, 2015.

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

Self-insured liabilities – The Company is self-insured for property, casualty and workers’ compensation exposures up to various stop-loss coverage amounts. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles of claims incurred. Such estimates utilize actuarial methods based on various assumptions, which include but are not limited to, the Company’s historical loss experience and projected loss development factors. In 2017 and 2016, reversals of self-insured liabilities occurred as a result of favorable loss trends related to self-insured claims.

	2017	2016
(Dollars in millions)
Self-insured liabilities at beginning of year	$10.9	$8.0
Expense	1.9	5.1
Change in reserves recoverable from insurance	(0.3)	2.4
Reversal of self-insured liabilities	(0.4)	(1.7)
Cash expenditures	(2.6)	(2.9)
Self-insured liabilities at end of year	$9.5	$10.9

Derivative financial instruments – The Company uses swap contracts to manage copper price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. The Company uses forward contracts to hedge exposure to currency exchange rate changes on transactions and other commitments denominated in a foreign currency. Contracts are not held for trading or speculative purposes. The Company recognizes the fair value of the swap and forward contracts as an asset or liability at each reporting date. The Company designates certain of the swap and forward contracts as cash flow hedges and the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) until it is reclassified into earnings when the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. For swap and forward contracts that are not designated as cash flow hedges, changes in the fair value of those contracts are recognized immediately in earnings.

Asset retirement obligations – Asset retirement obligations are initially recorded at present value and are capitalized as part of the cost of the related long-lived asset when sufficient information is available to estimate present value. The capitalized costs are subsequently charged to depreciation expense over the estimated useful life of the related long-lived asset. The present value of the obligation is determined by calculating the discounted value of expected future cash flows and accretion expense is recorded each month to ultimately increase this obligation to full value.

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition, when required by governmental authorities or by contract.

The following table describes changes to the Company’s asset retirement obligation liabilities at December 31, 2017 and 2016:

	2017	2016
(Dollars in millions)
Asset retirement obligation at beginning of year	$36.0	$46.5
Divestiture	0.0	(8.0)
Accretion expense	2.4	7.1
Revision in estimated cash flows (a)	9.4	2.7
Cash expenditures	(10.9)	(11.4)
Currency translation	0.2	(0.9)
Balance at end of period	$37.1	$36.0

(a) Revision in estimated cash flows for 2017 and 2016 includes $9.4 and $2.7 million of charges related to restructuring activities, respectively. See Note 4. “Plant Closures and Discontinued Operations” for additional information.

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

Other current assets – Included in other current assets are prepaid expenses totaling $18.6 million and $17.0 million at December 31, 2017 and 2016, respectively.

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

Koppers Holdings Inc.     2017 Annual Report

Deferred revenue – The Company received an advance payment of $30.0 million in 2015 related to an amendment to a 50-year supply agreement with a customer in China. The deferred revenue associated with this amendment will be amortized over the life of the underlying contract. In addition, the Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products.  The following table describes changes to the Company’s deferred revenue at December 31, 2017 and 2016:

	2017	2016
(Dollars in millions)
Deferred revenue at beginning of year	$27.2	$30.1
Revenue earned	(0.7)	(0.8)
Currency translation	1.6	(2.1)
Deferred revenue at end of year	$28.1	$27.2

Stock-based compensation – The Company records compensation expense for non-vested stock options and stock units over the vesting period based on the fair value at the date of grant. No compensation cost is recognized for any stock awards that are forfeited in the event the recipient fails to meet the vesting requirements.

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

The Company adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” effective October 1, 2017. ASU 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification is the difference between the tax-effected items that are included in accumulated other comprehensive income and were recorded at the historical 35 percent corporate income tax rate and those same items that are now recorded at the newly enacted 21 percent corporate income tax rate. This difference was $3.2 million for the year ended December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs are effective for annual reporting periods beginning after December 15, 2017. The Company has decided to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

The Company has completed its analysis of significant contracts with customers across all major business units to assess the impact of the adoption of the ASUs on the Company’s financial statements and disclosures. The Company utilized a bottom-up approach to analyze the impact of the standard on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, the Company identified and implemented appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the last year.

Substantially all of the Company’s contracts with its customers are ship and invoice arrangements where revenue is recognized at the time of shipment or delivery. The Company has identified certain arrangements where revenue will be accelerated upon adoption as the related performance obligations under the contract have been satisfied and control of the goods or services have been transferred to the customer prior to shipment. After assessing the results of the completed analysis, the Company calculated the cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 will be an increase of approximately $1 million, including approximately $5 million in revenue not recognized as of December 31, 2017. The impact of adopting Topic 606 is primarily related to certain services to untreated cross-ties within our RUPS segment where those specific performance obligations were fulfilled prior to shipment and historically not recognized as revenue until shipped.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU No. 2017-12 is effective for periods beginning after December 15, 2019, and earlier adoption is permitted. The Company will adopt this ASU effective January 1, 2018 and the impact of adoption is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350).” The update is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update are effective for periods beginning after December 15, 2019. Entities are required to apply the amendments in this update prospectively from the date of adoption. The Company will adopt this ASU effective January 1, 2018 and does not anticipate ASU 2017-04 will impact our financial statements as there is a sufficient excess between the fair value and carrying value of our goodwill.

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

4. Plant Closures and Discontinued Operations

Over the past four years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) business unit in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

It is anticipated that the Company will cease naphthalene refining activities its Follansbee, West Virginia coal tar distillation facility in 2018 upon commissioning of a new naphthalene refining plant in Stickney, Illinois.

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

•

In February 2016, the Company ceased coal tar distillation and specialty pitch operations at both of its United Kingdom CMC facilities. In July 2016, the Company sold substantially all of its CMC tar distillation properties and assets in the United Kingdom. In exchange, the Company transferred cash to the buyer and the buyer assumed historical environmental and asset retirement obligations.

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

Koppers Holdings Inc.     2017 Annual Report

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2015	$2.0	$4.3	$21.9	$0.0	$28.2
Accrual	2.4	0.1	5.6	5.6	13.7
Costs charged against assets	0.0	0.0	0.0	(1.9)	(1.9)
Reversal of accrued charges	(1.9)	(0.5)	(8.7)	(0.1)	(11.2)
Cash paid	(1.0)	(2.4)	(8.1)	(0.2)	(11.7)
Currency translation	(0.1)	0.0	(0.7)	(0.2)	(1.0)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.9	2.1	4.7	6.9	14.6
Costs charged against assets	0.0	0.0	0.0	(6.3)	(6.3)
Reversal of accrued charges	(0.3)	0.0	(1.8)	0.0	(2.1)
Cash paid	(0.3)	(1.1)	(2.4)	(1.0)	(4.8)
Currency translation	0.0	0.2	0.1	0.5	0.8
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3

5. Related Party Transactions

During 2016, the Company sold its 30 percent interest in TKK. The Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The loan and interest was fully repaid and the Company recorded a gain of $1.3 million in 2017.

Refer to Note 16 “Debt” for detail on two committed loan facility agreements entered into by our 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”).

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$60.3	$60.3	$20.8	$20.8
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$706.9	$688.7	$669.6	$671.1

(a)	Excludes equity method investments.

Cash and cash equivalents – The carrying value approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of the Company’s long-term debt is estimated based on the market prices for the same or similar issuances or on the current rates offered to the Company for debt of the same remaining maturities (Level 2). The fair value of the Company’s Revolving Credit Facility approximates carrying value due to the variable rate nature of this instrument.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income (loss) attributable to Koppers	$29.1	$29.3	$(72.0)
(Loss) income from discontinued operations	(0.8)	0.6	(0.1)
Income (loss) from continuing operations attributable to Koppers	$29.9	$28.7	$(71.9)
Weighted average common shares outstanding:
Basic	20,754	20,636	20,541
Effect of dilutive securities	1,246	419	0
Diluted	22,000	21,055	20,541
Earnings (loss) per common share – continuing operations:
Basic earnings (loss) per common share	$1.44	$1.39	$(3.50)
Diluted earnings (loss) per common share	1.36	1.36	(3.50)
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	156	415	668

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

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants to most employees in 2015 and thereafter, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees in connection with employee compensation with typical vesting periods of two years or less.

Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units and performance stock units with a performance condition is the market price of the underlying common stock on the date of grant.

Performance stock units granted in 2015 have vesting based upon a performance condition. These performance stock units have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based upon a multi-year cumulative value creation calculation that considers the Company’s financial performance commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. Performance stock units granted in 2014 did not meet the value creation threshold and were forfeited in February 2017. Performance stock units granted in 2015 will vest at 200 percent in March 2018.

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

Koppers Holdings Inc.     2017 Annual Report

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

The following table shows a summary of the performance stock units as of December 31, 2017:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2015 – 2017	0	203,953	407,906
2016 – 2018	0	260,588	521,176
2017 – 2019	0	117,010	234,020

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2017:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2017	279,807	554,388	834,195	$23.09
Granted	86,779	117,010	203,789	$55.14
Vested	(128,276)	0	(128,276)	$24.99
Forfeited	(170)	(89,847)	(90,017)	$37.80
Non-vested at December 31, 2017	238,140	581,551	819,691	$29.14

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2017 Grant	March 2016 Grant	March 2015 Grant
Grant date price per share of stock option award	$44.10	$18.11	$17.57
Expected dividend yield per share	0.00%	0.00%	3.40%
Expected life in years	5.77	5.96	5.75
Expected volatility	39.70%	40.86%	42.27%
Risk-free interest rate	2.13%	1.45%	1.73%
Grant date fair value per share of option awards	$17.90	$7.41	$5.20

The dividend yield is based on the Company’s current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The Company suspended its dividend in February 2015 and it has not been determined when and if, the dividend will be reinstated. The expected life in years is based on historical exercise data of options previously granted by the Company. Expected volatility is based on the historical volatility of the Company’s common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2017:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	935,454	$26.10
Granted	97,403	$44.10
Exercised	(90,320)	$29.95
Outstanding at December 31, 2017	942,537	$27.59	6.21	$22.0
Exercisable at December 31, 2017	530,762	$30.33	4.80	$10.9

Stock Compensation Expense

Total stock-based compensation expense recognized and cash received from the exercise of stock options for the three years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$10.6	$8.9	$3.8
Less related income tax benefit	4.1	3.6	1.5
Decrease in net income attributable to Koppers	$6.5	$5.3	$2.3
Intrinsic value of exercised stock options	$1.3	$0.1	$0.0
Cash received from the exercise of stock options	$2.7	$0.4	$0.0

As of December 31, 2017 total future compensation expense related to non-vested stock-based compensation arrangements totaled $15.0 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

Koppers Holdings Inc.     2017 Annual Report

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$512.6	$586.5	$657.0
Performance Chemicals	411.2	393.4	356.5
Carbon Materials and Chemicals	551.7	436.3	613.4
Total	$1,475.5	$1,416.2	$1,626.9
Intersegment revenues:
Performance Chemicals	$6.7	$8.1	$8.7
Carbon Materials and Chemicals	79.6	90.2	86.7
Total	$86.3	$98.3	$95.4
Depreciation and amortization expense:
Railroad and Utility Products and Services(a)	$11.8	$11.9	$14.2
Performance Chemicals	17.9	18.7	19.0
Carbon Materials and Chemicals(b)	20.1	22.3	25.8
Total	$49.8	$52.9	$59.0
Operating profit (loss):
Railroad and Utility Products and Services(c)	$25.3	$52.5	$62.2
Performance Chemicals	71.4	63.5	39.0
Carbon Materials and Chemicals(d)	27.4	(23.6)	(125.0)
Corporate(e)	(12.0)	(6.0)	(5.8)
Total	$112.1	$86.4	$(29.6)
Capital expenditures (including acquisitions):
Railroad and Utility Products and Services	$10.6	$11.2	$11.1
Performance Chemicals	15.4	7.9	5.8
Carbon Materials and Chemicals	39.7	29.5	37.6
Corporate	1.8	1.3	1.5
Total	$67.5	$49.9	$56.0

(a)	Excludes impairment charges of $1.9 million in 2015 for a wood treating facility in the United States.
(b)	Excludes impairment charges of $3.7, $3.5 and $12.8 million in 2017, 2016 and 2015, respectively, for CMC.
(c)

Includes asset retirement obligation and other restructuring costs of $1.6 million for the restructuring of two facilities in the United States in 2017. Includes asset retirement obligation and other restructuring costs of $6.9 million for the restructuring of three facilities in the United States in 2016. Includes gain on sale of the Company’s North American utility pole business of $3.2 million and restructuring costs of $5.7 million for a wood treating facility in the United States in 2015.

(d)

Includes plant closure costs of $14.6, $13.2 and $36.5 million in 2017, 2016 and 2015, respectively, for CMC. In the fourth quarter of 2015, the Company also recorded goodwill impairment charges of $67.2 million related to this business unit.

(e)

Operating loss for Corporate includes general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc., pension settlement losses, foreign exchange revaluation related to intercompany loans in connection with a legal reorganization of the Company and acquisition and acquisition-related integration costs.

The following table sets forth tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	December 31,
	2017	2016
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$249.7	$264.2
Performance Chemicals	494.0	442.9
Carbon Materials and Chemicals	414.2	333.0
Segment assets	1,157.9	1,040.1
Cash and cash equivalents	0.7	0.0
Income tax receivable	1.7	3.8
Deferred taxes	29.4	32.5
Property, plant and equipment, net	5.2	4.9
Deferred charges	0.2	0.7
Other	5.1	5.5
Total	$1,200.2	$1,087.5
Goodwill:
Railroad and Utility Products and Services	$10.5	$9.9
Performance Chemicals	177.7	176.5
Total	$188.2	$186.4

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2017	$852.2	$479.5
	2016	929.3	446.6
	2015	991.2	460.3
Australasia	2017	312.8	131.4
	2016	228.4	124.3
	2015	280.9	132.9
Europe	2017	173.1	44.8
	2016	140.2	31.9
	2015	144.0	32.9
Other countries	2017	137.4	19.4
	2016	118.3	19.5
	2015	210.8	18.3
Total	2017	$1,475.5	$675.1
	2016	$1,416.2	$622.3
	2015	$1,626.9	$644.5

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $623.3 million in 2017, $486.9 million in 2016 and $635.7 million in 2015.

Koppers Holdings Inc.     2017 Annual Report

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad crossties	$326.7	$374.0	$422.0
Utility poles	36.5	34.5	52.4
Creosote	45.3	49.6	45.7
Rail joints	28.2	24.4	28.1
Railroad infrastructure services	34.8	43.4	42.7
Other products	41.1	60.6	66.1
	512.6	586.5	657.0
Performance Chemicals:
Wood preservative products	383.8	365.5	318.6
Other products	27.4	27.9	37.9
	411.2	393.4	356.5
Carbon Materials and Chemicals:
Carbon pitch	223.3	191.0	283.4
Phthalic anhydride	93.5	75.6	65.1
Creosote and carbon black feedstock	89.6	71.3	119.6
Other products	145.3	98.4	145.3
	551.7	436.3	613.4
Total	$1,475.5	$1,416.2	$1,626.9

10. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Current:
Federal	$11.1	$(1.9)	$(4.2)
State	0.6	1.3	0.2
Foreign	15.7	13.3	16.0
Total current tax provision	27.4	12.7	12.0
Deferred:
Federal	2.6	(1.6)	(19.2)
State	(1.2)	0.5	3.0
Foreign	0.2	(0.2)	0.0
Total deferred tax provision (benefit)	1.6	(1.3)	(16.2)
Total income tax provision (benefit)	$29.0	$11.4	$(4.2)

Income (loss) before income taxes for 2017, 2016 and 2015 included $81.6 million, $48.2 million and $(15.2) million, respectively, from foreign operations.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate to 21 percent from 35 percent and imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Most of the Tax Act’s changes are applicable for tax years beginning after December 31, 2017.

Changes in tax rates and tax laws and their impact on deferred taxes are accounted for in the period of legislative enactment. Shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the enactment date. Accordingly, the Company has recorded a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax and will continue to gather additional information related to estimates surrounding the measurement of the impact. Such additional analysis includes collecting and refining necessary data and interpreting additional guidance issued by the tax authorities and other standard-setting bodies. Any adjustments to the Company’s estimates may materially impact our income tax expense in the period in which the adjustments are made.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. However, the Company is still analyzing certain aspects of the Tax Act and is refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax items. The Company estimated the impact of the corporate income tax rate reduction and recorded a provisional charge of $7.4 million for the year ended December 31, 2017.

The Tax Act imposes a one-time transition tax on unrepatriated earnings of foreign subsidiaries through December 31, 2017 that have not previously been subject to federal tax. The Company estimated this one-time transition tax and recorded a provisional charge to income tax expense of $13.1 million. This amount has been further reduced by current year domestic net operating losses and other tax credits resulting in an estimated cash payment of approximately $4.7 million that the Company expects to elect to pay in installments over the next eight years. The Company has not yet completed its calculation of the total post-1986 unrepatriated earnings for its foreign subsidiaries and this calculation will not be finalized until the Company’s 2017 federal income tax return is filed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, which is a defined term under the Tax Act and other provisions that remain subject to interpretation.

For tax years beginning after December 31, 2017, The Tax Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”) that imposes a minimum tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. Due to its complexity and a current lack of guidance on certain elements of the calculation of the tax, the Company is not yet able to determine whether it will adopt a policy to provide deferred tax on existing temporary differences that may result in a future GILTI tax, or treat the tax paid as a period expense in the year incurred.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.6)	(0.8)	2.3
Foreign earnings taxed at different rates	(21.6)	(10.1)	(8.3)
Transition tax from Tax Act	21.7	0.0	0.0
Deferred tax adjustments from Tax Act	12.3	0.0	0.0
Change in tax contingency reserves	2.2	6.5	1.5
Valuation allowance adjustments	0.9	(1.9)	(13.0)
Domestic production activities deduction	0.0	0.0	(0.6)
Goodwill impairment	0.0	0.0	(10.9)
Deferred tax adjustments	0.0	(0.2)	0.4
Other	(0.8)	1.1	(1.1)
	48.1%	29.6%	5.3%

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. At December 31, 2017, there was approximately $398 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future. In the event these earnings are remitted as a dividend, they could be subject to taxation based on currency gains or losses, state taxes, and foreign withholding taxes. We estimate that we will not incur significant additional taxes on those potential remittances.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to copper swap contracts is $3.5 million, $8.0 million, and $(1.2) million for the years ended December 31, 2017, 2016 and 2015, respectively.

The amount of income tax expense included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $2.8 million, $2.0 million, and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Koppers Holdings Inc.     2017 Annual Report

The amount of income tax expense included in shareholders’ equity but excluded from net income attributable to Koppers relating to the expense for restricted stock and employee stock options recognized differently for financial and tax reporting purposes is $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

The Company adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” effective October 1, 2017. ASU 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification is the difference between the tax-effected items that are included in accumulated other comprehensive income and were recorded at the historical 35 percent corporate income tax rate and those same items that are now recorded at the newly enacted 21 percent corporate income tax rate. This difference was $3.2 million for the year ended December 31, 2017

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards (expiring from 2018-2036)	$21.2	$11.3
Tax credits	15.0	15.4
Reserves, including insurance, environmental and deferred revenue	14.3	22.3
Asset retirement obligations	11.9	12.0
Pension and other postretirement benefits obligations	10.8	19.2
Foreign tax loss carryforwards (expiring beginning in 2018)	9.3	10.1
Accrued employee compensation	6.3	8.9
Book/tax inventory accounting differences	1.5	3.5
Other	6.1	6.6
Valuation allowance	(44.5)	(40.2)
Total deferred tax assets	51.9	69.1
Deferred tax liabilities:
Tax over book depreciation and amortization	33.2	42.7
Gain on derivative contracts	7.0	4.2
Other	0.7	1.4
Total deferred tax liabilities	40.9	48.3
Net deferred tax assets	$11.0	$20.8

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized and a valuation allowance has been provided for them. Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2017	2016
State temporary differences, net operating losses and tax credits	$18.7	$13.2
Federal foreign tax credits	13.8	14.3
Foreign temporary differences, net operating losses and capital losses	12.0	12.7
Total valuation allowances	$44.5	$40.2

During 2017, the Company generated additional net operating losses in certain states which require each legal entity to file a separate return. As it is not expected that certain entities will generate future taxable income to realize the benefit of these losses, the related valuation allowance was increased by $5.5 million.

Management evaluated the ability to realize the deferred tax assets that are related to our domestic operations, particularly in light of our domestic financial reporting losses. In assessing the need for a valuation allowance, we considered all positive and negative evidence related to the realization of our net deferred tax assets. This assessment considered, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. Additionally, there were unusual or non-

recurring charges that greatly attributed to these domestic losses. As a result, management has concluded that its domestic operations will generate sufficient income in periods when these deferred tax assets become deductible and that these deferred tax assets will be realized.

Unrecognized Tax Benefits

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
(Dollars in millions)
Balance at beginning of year	$9.7	$7.7	$7.2
Additions based on tax provisions related to the current year	0.1	0.9	1.4
Additions for tax provisions of prior years	2.7	1.5	0.0
Reductions of tax provisions of prior years	(3.4)	0.0	(0.7)
Reductions as a result of a lapse of the applicable statute of limitations	(0.4)	(0.4)	(0.2)
Balance at end of year	$8.7	$9.7	$7.7

As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.4 million and $5.7 million, respectively.

The Company recognizes interest expense (income) and any related penalties from unrecognized tax benefits in income tax expense. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $(0.6) million, $1.2 million and $(1.5) million, respectively, in interest and penalties. As of December 31, 2017 and 2016, the Company had accrued interest and penalties of approximately $3.6 million and $4.2 million, respectively.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $4 million due to the expirations of certain foreign and state statutes of limitations and potential audit resolutions. The Company does not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2013.

11. Inventories

Inventories as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
(Dollars in millions)
Raw materials	$173.6	$157.7
Work in process	11.2	14.2
Finished goods	98.4	103.6
	283.2	275.5
Less revaluation to LIFO	46.3	46.8
Net	$236.9	$228.7

12. Equity Investments

The Company has no remaining investments in unconsolidated companies as of December 31, 2016. During 2016, the Company sold its ownership interest in TKK. See additional information regarding TKK in Note 5, “Related Party Transactions.”

During 2015, the Company sold the assets of KSA Limited Partnership for $2.5 million to a third party resulting in a gain of $0.3 million.  KSA Limited Partnership was a 50 percent-owned concrete crosstie operation. No dividends were paid for the three years ended December 31, 2017.

Equity in losses for the years ended December 31, 2016 and 2015 were $1.0 million and $2.2 million, respectively.

Koppers Holdings Inc.     2017 Annual Report

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
(Dollars in millions)
Land	$17.6	$17.0
Buildings	63.4	58.2
Machinery and equipment	756.6	716.0
	$837.6	$791.2
Less accumulated depreciation	509.6	510.4
Net	$328.0	$280.8

Depreciation expense, including impairment charges, for the years ended December 31, 2017, 2016 and 2015 amounted to $37.5 million, $41.6 million and $58.4 million, respectively.

Impairments – Impairment charges for 2017, 2016 and 2015 were $3.7 million, $3.5 million and $14.7 million, respectively. In 2017 and 2016, impairment charges primarily related to the decision to discontinue naphthalene and coal tar distillation activities at CMC plants located in the United States. The 2015 impairment charges primarily related to the decision to discontinue coal tar distillation activities at CMC plants located in the United Kingdom and the United States. The remaining 2015 impairment charges were related to the RUPS wood treating plant in Green Spring, West Virginia.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2017 and December 31, 2016 was as follows:

	Railroad and Utility Products and Services	Performance Chemicals	Total
(Dollars in millions)
Balance at December 31, 2015	$9.9	$176.7	$186.6
Currency translation	0.0	(0.2)	(0.2)
Balance at December 31, 2016	$9.9	$176.5	$186.4
Currency translation	0.6	1.2	1.8
Balance at December 31, 2017	$10.5	$177.7	$188.2

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. In the fourth quarters of 2017 and 2016, the Company determined that the estimated fair values substantially exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill for the year ended December 31, 2017 and 2016, respectively.

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

The implied fair value of the respective reporting unit’s goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the CMC reporting unit. Therefore, in 2015, the Company recorded a goodwill impairment charge of $67.2 million for the CMC reporting unit. During the fourth quarter of 2015, the Company observed certain negative factors including a declining market capitalization, downsizing of the global aluminum markets and continued decline in spot and forward oil pricing. As noted elsewhere in this Form 10-K, the Company and its board of directors approved certain strategic changes for the CMC reporting unit during the fourth quarter of 2015 reflecting the current market environment. The aforementioned negative factors all severely impacted the outlook and corresponding fair value for the Company’s CMC reporting unit and were the primary factors for the goodwill impairment charge recorded during the fourth quarter of 2015. As a result of the goodwill impairment charge, there is no goodwill remaining for the CMC reporting unit as of December 31, 2015.

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

Goodwill impairment tests in years prior to December 31, 2015 indicated that goodwill was not impaired for any of the Company’s reporting units. Accumulated impairment losses totaled $67.2 million as of December 31, 2017 and 2016.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2017			2016
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	12.2	$154.7	$43.9	$110.8	$152.5	$33.6	$118.9
Technology	4 to 12	4.0	26.8	12.5	14.3	26.7	8.8	17.9
Trademarks	4 to 7	4.0	6.5	2.7	3.8	6.1	1.9	4.2
Supply contracts	10	2.2	2.5	2.0	0.5	2.2	1.5	0.7
Non-compete agreements	12	6.8	1.4	1.2	0.2	1.3	1.1	0.2
Favorable lease agreements	3	0.0	0.7	0.7	0.0	0.6	0.6	0.0
Total		11.1	$192.6	$63.0	$129.6	$189.4	$47.5	$141.9

In 2017, the gross carrying value of identifiable intangible assets increased by $2.7 million due to foreign currency translation. Total amortization expense related to these identifiable intangible assets was $14.6 million, $14.8 million and $15.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2018	$14.5
2019	14.5
2020	14.2
2021	12.3
2022	9.6

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

Koppers Holdings Inc.     2017 Annual Report

based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

In the U.S., all qualified and two of the non-qualified defined benefit pension plans for salaried and hourly employees have been closed to new participants and have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

In the fourth quarter of 2017, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 100 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $3.1 million and the Company recorded a pension settlement charge of $1.2 million related to this transaction.

In the third quarter of 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $31.3 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. This represents approximately 18 percent of the plan’s discounted pension obligation as of that date and the Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

In the third quarter of 2016, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 375 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $13.9 million and the Company recorded a pension settlement charge of $4.4 million for the year ended December 31, 2016.

Expense related to defined contribution plans totaled $8.9 million, $7.8 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net periodic pension costs for 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
(Dollars in millions)
Service cost	$2.0	$1.7	$2.0	$0.1	$0.1	$0.1
Interest cost	9.0	11.0	10.9	0.4	0.4	0.4
Expected return on plan assets	(9.6)	(10.5)	(12.0)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	(0.3)	0.0	0.0	(0.1)
Amortization of net loss	1.9	2.2	6.6	(0.2)	(0.4)	(0.3)
Settlements and curtailments	10.0	4.4	(0.8)	0.0	0.0	0.0
Net periodic benefit cost	$13.3	$8.8	$6.4	$0.3	$0.1	$0.1

Net periodic pension cost is expected to be recognized from the amortization of net loss and is estimated to total $1.4 million for all plans in 2018.

The change in the funded status of the pension and postretirement plans as of December 31, 2017 and December 31, 2016 is as follows:

	December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$243.6	$257.5	$10.0	$9.4
Service cost	2.0	1.7	0.1	0.1
Interest cost	9.0	11.0	0.4	0.4
Actuarial losses	7.3	10.7	1.5	1.0
Settlements	(36.9)	(13.9)	0.0	0.0
Currency translation	5.5	(9.9)	0.0	0.0
Benefits paid	(11.4)	(13.5)	(0.9)	(0.9)
Benefit obligation at end of year	219.1	243.6	11.1	10.0
Change in plan assets:
Fair value of plan assets at beginning of year	200.9	212.4	0.0	0.0
Actual return on plan assets	19.5	20.8	0.0	0.0
Employer contribution	11.2	4.5	0.9	0.9
Settlements	(36.9)	(13.9)	0.0	0.0
Currency translation	5.5	(9.4)	0.0	0.0
Benefits paid	(11.4)	(13.5)	(0.9)	(0.9)
Fair value of plan assets at end of year	188.8	200.9	0.0	0.0
Funded status of the plan	$(30.3)	$(42.7)	$(11.1)	$(10.0)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$7.0	$0.8	$0.0	$0.0
Current liabilities	1.1	1.1	1.0	0.8
Noncurrent liabilities	36.2	42.4	10.1	9.2
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$159.9	$238.7
Fair value of plan assets	122.6	195.3
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$159.6	$238.5
Fair value of plan assets	122.6	195.3

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2017 and 2016 was $218.7 million and $243.3 million, respectively.

Expected Contributions for the 2018 Fiscal Year

The expected contributions by the Company for 2018 are estimated to be $4.4 million for pension plans and $1.0 million for other benefit plans.

Koppers Holdings Inc.     2017 Annual Report

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2018	$11.1	$1.0
2019	11.0	1.0
2020	11.3	0.9
2021	11.5	0.8
2022	11.7	0.7
Next five years	64.0	3.2

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.51%	4.09%	3.88%	4.53%
Expected return on plan assets	4.62	5.10
Rate of compensation increase	3.50	3.50
Initial medical trend rate			6.10	6.30

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2017	2016
Debt securities	64%	71%
Equity securities	30	24
Other	6	5
	100%	100%

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

The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$18.6	$12.7	$0.0	$31.3
International equity securities	15.0	10.2	0.0	25.2
U.S. debt securities	21.4	53.0	2.5	76.9
International debt securities	7.5	34.8	1.0	43.3
Real estate and other investments	0.5	0.8	8.3	9.6
Cash and cash equivalents	0.0	2.5	0.0	2.5
	$63.0	$114.0	$11.8	$188.8

	As of December 31, 2016
	Quoted prices
	in active	Significant	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in millions)
U.S. equity securities	$12.3	$13.2	$0.0	$25.5
International equity securities	12.6	10.9	0.0	23.5
U.S. debt securities	29.7	75.2	3.2	108.1
International debt securities	8.3	24.3	1.1	33.7
Real estate and other investments	0.0	0.5	5.7	6.2
Cash and cash equivalents	0.0	3.9	0.0	3.9
	$62.9	$128.0	$10.0	$200.9

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2017:

	As of December 31, 2017
	Other Investments	Debt Securities
(Dollars in millions)
Balance at beginning of year	$5.7	$4.3
Purchases, sales, issuances and settlements	1.9	(1.4)
Realized and unrealized gains	0.7	0.6
Balance at the end of year	$8.3	$3.5
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$0.2	$0.1

Health Care Cost Trend Rates

The 2018 initial health care cost trend rate is assumed to be 6.3 percent and is assumed to decrease gradually to 4.5 percent in 2037 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefit liability. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
(Dollars in millions)
Increase (decrease) from change in health care cost trend rates:
Postretirement benefit expense	$0.0	$0.0
Postretirement benefit liability	0.2	(0.1)

Koppers Holdings Inc.     2017 Annual Report

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. The charge to operating expense for these plans was $11.2 million in 2017, $10.4 million in 2016 and $9.2 million in 2015.

16. Debt

Debt as of December 31, 2017 and 2016 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2017	2016
Revolving Credit Facility	4.01%	2022	$155.0	$100.1
Term Loan			0.0	232.5
Construction and other loans	4.80%	2020	33.7	40.4
Senior Notes due 2025	6.00%	2025	500.0	0.0
Senior Notes due 2019			0.0	298.1
Total debt			688.7	671.1
Less short-term debt and current maturities of long-term debt			11.4	42.6
Less unamortized debt issuance costs			11.7	8.7
Long-term debt			$665.6	$619.8

Events subsequent to December 31, 2017

In February 2018, the Company amended its $400.0 million Revolving Credit Facility to increase its capacity to $600.0 million. The interest rate on the amended Revolving Credit Facility is variable and is based on LIBOR. Terms under the amended Revolving Credit Facility are substantially consistent with the original Revolving Credit Facility.

Senior Notes due 2025

In January 2017, Koppers Inc. completed a private placement offering of $500.0 million 6.00 percent Senior Notes due 2025. Koppers Inc. used the proceeds from the offering of the 2025 Notes to repay its outstanding term loan and to fund a tender offer to repurchase its senior notes due 2019.

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

Revolving Credit Facility

In February 2017, the Company entered into a $400.0 million senior secured Revolving Credit Facility. The maturity date is February 2022 and the interest rate is variable and is based on LIBOR.

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

As of December 31, 2017, the Company had $203.3 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2017, $41.7 million of commitments were utilized by outstanding letters of credit.

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

Construction Loans

The Company’s 75-percent owned subsidiary KJCC entered into two committed loan facility agreements for a combined commitment of RMB 265 million or approximately $44 million. The third-party bank provided facility has a commitment amount of RMB 198.8 million and the other committed facility of RMB 66.2 million is provided by the 25-percent non-controlling shareholder in KJCC. Borrowings under the third-party bank facility are secured by a letter of credit issued by a bank under the Revolving Credit Facility. KJCC will repay the construction loan portion of the third-party commitment in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

Debt Maturities and Deferred Financing Costs

At December 31, 2017 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2018	$11.4
2019	3.0
2020	19.3
2021	0.0
2022	155.0
Thereafter	500.0
Total debt	$688.7

Unamortized debt issuance costs (net of accumulated amortization of $1.8 million and $12.0 million at December 31, 2017 and 2016, respectively) were $11.7 million and $8.7 million at December 31, 2017 and 2016, respectively, and are included as a deduction from the carrying amount of long-term debt.

17. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2018	$43.7
2019	25.3
2020	20.6
2021	16.4
2022	15.2
Thereafter	50.2
Total	$171.4

Operating lease expense for 2017, 2016 and 2015 was $50.4 million, $50.3 million and $46.4 million, respectively.

18. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 30 months and the Company has hedged certain volumes of copper through December 2019. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances in addition to foreign-denominated sales. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

Koppers Holdings Inc.     2017 Annual Report

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, the Company designates certain of its commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The amount of hedge ineffectiveness charged to profit and loss is not material for any period presented.

For those commodity swaps which are not designated as cash flow hedges, the fair value of the commodity swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings.

As of December 31, 2017 and December 31, 2016, the Company had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2017	2016	2017	2016
(Amounts in millions)
Cash flow hedges	37.8	42.6	$25.5	$10.6
Not designated as hedges	11.3	6.5	4.5	1.0
Total	49.1	49.1	$30.0	$11.6

As of December 31, 2017 and December 31, 2016, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2017	2016
(Dollars in millions)
Other current assets	$21.8	$12.5
Other assets	8.2	0.0
Accrued liabilities	0.0	(0.9)
Net asset on balance sheet	$30.0	$11.6
Accumulated other comprehensive gain, net of tax	$15.8	$6.9

In the next twelve months the Company estimates that $13.3 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income (loss) into earnings.

See the Consolidated Statement of Comprehensive Income and Consolidated Statement of Shareholders’ Equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for the periods specified below. For the years ended December 31, 2017 and 2016, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2017	2016
(Dollars in millions)
Gain (loss) from ineffectiveness of cash flow hedges	$5.6	$(0.4)
Gain from contracts not designated as hedges	3.5	1.7
Net	$9.1	$1.3

As of December 31, 2017, the Company has $4.2 million of U.S. dollar-denominated forward contracts related to foreign currency, which are designated as cash flow hedges. The fair value of these forward contracts, which expire in the next twelve months, is $0.3 million which has been credited to other comprehensive income for the year ended December 31, 2017. The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Consolidated Statement of Operations. As of December 31, 2017, the Company has outstanding foreign currency forward contracts consisting of a gross derivative liability of $0.2 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.3 million (recognized in other current assets in the balance sheet). As of December 31, 2016, the Company has outstanding currency forward contracts with a net fair value totaling $1.0 million, consisting of a gross derivative liability of $0.9 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.9 million (recognized in other current assets in the balance sheet).

As of December 31, 2017 and 2016, the net currency units outstanding were:

December 31,
	2017	2016
(In millions)
British Pounds	GBP 7.0	GBP 7.3
New Zealand Dollars	NZD 15.5	NZD 15.5
United States Dollars	USD 12.5	USD 24.7
Canadian Dollars	CAD 2.5	CAD 0.3

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2017 are as follows:

	December 31,
	2017	2016	2015
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	22,141	22,016	21,938
Issued for employee stock plans	243	125	78
Balance at end of year	22,384	22,141	22,016
Treasury Stock:
Balance at beginning of year	(1,476)	(1,459)	(1,443)
Shares repurchased	(130)	(17)	(16)
Balance at end of year	(1,606)	(1,476)	(1,459)

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 87 plaintiffs in 48 cases pending as of December 31, 2017 compared to 99 plaintiffs in 55 cases as of December 31, 2016. As of December 31, 2017, there are 47 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 48 pending cases seek to recover compensatory damages. Plaintiffs in 44 of those cases also seek to recover punitive damages. The plaintiffs in the 47 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

In November 2010, a putative class action complaint was filed by residential real property owners located in a neighborhood west of and immediately adjacent to the former utility pole treatment plant in Gainesville. The plaintiffs alleged that chemicals and contaminants from the Gainesville plant contaminated their properties, caused property

Koppers Holdings Inc.     2017 Annual Report

damage (diminution in value) and placed residents and owners of the putative class properties at an elevated risk of exposure to and injury from the chemicals at issue. The district court denied the plaintiffs motion for class certification and the plaintiffs filed an amended complaint on behalf of five individual plaintiffs in August 2017. In December 2017, the parties have agreed to resolve this litigation with the five remaining individual plaintiffs for an immaterial amount, and the parties have filed a joint stipulation for dismissal.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2017, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $10 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (“PRPs”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to an Environmental Protection Agency (“EPA”) information request and has executed a PRP agreement which outlines a private process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimis contributor at the site. The EPA issued its Record of Decision (“ROD”) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. The net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing.

Additionally, the Company is involved in two separate natural resource damages assessments at the Portland Harbor site. An assessment is intended to identify damages to natural resources caused by the releases of hazardous substances to the Willamette River and to serve as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. One of the natural resource damage assessments was filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for future response costs and the costs of assessing injury to natural resources and recovery for past costs of overseeing investigations conducted on the site. Motions to dismiss the case are pending.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at December 31, 2017. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There are two plant sites in the United States related to the Performance Chemicals business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of December 31, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

Foreign Environmental Matters. There are two plant sites related to the Performance Chemicals business located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2017, the Company’s estimated environmental remediation liability for these acquired sites totals $2.8 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $2.6 million as of December 31, 2017.

Koppers Holdings Inc.     2017 Annual Report

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $5.1 million and $5.2 million are classified as current liabilities at December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
(Dollars in millions)
Balance at beginning of year	$12.9	$19.8
Expense	3.2	1.5
Reversal of reserves	(0.7)	(1.0)
Cash expenditures	(1.8)	(6.3)
Divestitures	0.0	(0.3)
Currency translation	0.3	(0.8)
Balance at end of period	$13.9	$12.9

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$346.6	$378.0	$384.8	$366.1	$1,475.5
Operating profit	27.6	37.6	34.7	12.2	112.1
Income (loss) from continuing operations (a)	4.7	20.9	20.0	(14.3)	31.3
Net income (loss) (a)	4.6	19.8	19.9	(13.8)	30.5
Net income (loss) attributable to Koppers (a)	4.4	19.7	19.8	(14.8)	29.1
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (a)(b)
Basic –
Continuing operations	$0.21	$1.00	$0.96	$(0.73)	$1.44
Discontinued operations	0.00	(0.06)	0.00	0.02	(0.04)
Earnings (loss) per basic common share	$0.21	$0.94	$0.96	$(0.71)	$1.40
Diluted –
Continuing operations	$0.20	$0.95	$0.91	$(0.73)	$1.36
Discontinued operations	0.00	(0.05)	0.00	0.02	(0.04)
Earnings (loss) per diluted common share	$0.20	$0.90	$0.91	$(0.71)	$1.32
Price range of common stock:
High	$45.85	$44.80	$46.55	$51.80	$51.80
Low	39.10	33.90	35.17	45.75	33.90

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$346.8	$385.1	$371.1	$313.2	$1,416.20
Operating profit	7.8	32.0	27.7	18.9	86.4
Income (loss) from continuing operations	(2.4)	11.3	12.0	6.2	27.1
Net income (loss)	(1.8)	11.3	11.9	6.3	27.7
Net income (loss) attributable to Koppers	(1.3)	12.1	12.1	6.4	29.3
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$(0.09)	$0.58	$0.59	$0.31	$1.39
Discontinued operations	0.03	0.00	0.00	0.00	0.03
Earnings (loss) per basic common share	$(0.06)	$0.58	$0.59	$0.31	$1.42
Diluted –
Continuing operations	$(0.09)	$0.57	$0.58	$0.30	$1.36
Discontinued operations	0.03	0.00	0.00	0.00	0.03
Earnings (loss) per diluted common share	$(0.06)	$0.57	$0.58	$0.30	$1.39
Price range of common stock:
High	$23.43	$31.35	$33.71	$42.70	$42.70
Low	13.58	21.38	28.54	31.28	13.58

(a)  Income tax expense for the fourth quarter of 2017 was increased by $20.5 million due to the impact of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.

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

The Koppers Inc. Revolving Credit Facility agreement provides for a revolving credit facility at variable rates. Borrowings under the Revolving Credit Facility are secured by a first priority lien on substantially all of the assets of Koppers Inc. and its material domestic subsidiaries. The revolving credit facility agreement contains certain covenants for Koppers Inc. and its restricted subsidiaries that limit capital expenditures, additional indebtedness, liens, dividends, investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2017, Koppers Inc.’s assets exceeded its liabilities by $100.1 million. The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $31 million as of December 31, 2017. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $3.8 million, $1.2 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Koppers Holdings Inc.     2017 Annual Report

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$590.6	$344.9	$623.3	$(83.3)	$1,475.5
Cost of sales including depreciation and amortization	0.0	570.9	235.0	496.3	(82.1)	1,220.1
Loss on pension settlement	0.0	10.0	0.0	0.0	0.0	10.0
Selling, general and administrative	1.9	47.7	43.3	40.4	0.0	133.3
Operating (loss) profit	(1.9)	(38.0)	66.6	86.6	(1.2)	112.1
Other income (loss)	0.0	0.5	2.4	2.3	(1.2)	4.0
Equity income of subsidiaries	30.3	103.8	64.7	0.0	(198.8)	0.0
Interest (income) expense	0.0	39.0	0.0	4.7	(1.2)	42.5
Loss on extinguishment	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	(0.7)	(16.4)	30.0	16.2	(0.1)	29.0
Income from continuing operations	29.1	30.4	103.7	68.0	(199.9)	31.3
Discontinued operations	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Noncontrolling interests	0.0	0.0	0.0	1.4	0.0	1.4
Net income attributable to Koppers	$29.1	$30.4	$103.7	$65.8	$(199.9)	$29.1
Comprehensive income (loss) attributable to Koppers	$60.7	$61.8	$132.8	$89.2	$(283.8)	$60.7

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.7	$350.6	$504.7	$(99.8)	$1,416.2
Cost of sales including depreciation and amortization	0.0	637.4	252.3	412.4	(101.2)	1,200.9
Gain on sale of business	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Loss on pension settlement	0.0	4.4	0.0	0.0	0.0	4.4
Selling, general and administrative	1.9	43.3	38.2	43.2	0.0	126.6
Operating (loss) profit	(1.9)	(24.4)	60.1	51.2	1.4	86.4
Other income (loss)	0.0	0.3	4.1	0.3	(1.8)	2.9
Equity income of subsidiaries	30.6	79.1	35.9	0.0	(145.6)	0.0
Interest (income) expense	0.0	47.6	0.0	5.0	(1.8)	50.8
Income taxes	(0.6)	(23.2)	22.2	13.0	0.0	11.4
Income from continuing operations	29.3	30.6	77.9	33.5	(144.2)	27.1
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Net income attributable to Koppers	$29.3	$30.6	$77.9	$35.7	$(144.2)	$29.3
Comprehensive income (loss) attributable to Koppers	$40.5	$41.3	$85.0	$29.6	$(155.9)	$40.5

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$791.1	$335.6	$600.9	$(100.7)	$1,626.9
Cost of sales including depreciation and amortization	0.0	771.7	233.2	562.4	(99.4)	1,467.9
Gain on sale of business	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Goodwill impairment	0.0	43.1	24.1	0.0	0.0	67.2
Selling, general and administrative	1.9	41.3	37.8	43.6	0.0	124.6
Operating (loss) profit	(1.9)	(61.8)	40.5	(5.1)	(1.3)	(29.6)
Other income (loss)	0.0	0.5	4.1	(2.4)	(2.0)	0.2
Equity income of subsidiaries	(70.8)	0.9	(27.9)	0.0	97.8	0.0
Interest expense	0.0	45.8	0.0	6.9	(2.0)	50.7
Income taxes	(0.7)	(35.4)	15.8	16.4	(0.3)	(4.2)
(Loss) income from continuing operations	(72.0)	(70.8)	0.9	(30.8)	96.8	(75.9)
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	(4.0)	0.0	(4.0)
Net income attributable to Koppers	$(72.0)	$(70.8)	$0.9	$(26.9)	$96.8	$(72.0)
Comprehensive income (loss) attributable to Koppers	$(91.5)	$(90.3)	$(18.1)	$(41.8)	$150.2	$(91.5)

Koppers Holdings Inc.     2017 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3
Receivables, net	0.0	48.6	27.7	84.6	0.0	160.9
Affiliated receivables	0.6	19.4	(83.0)	(12.1)	75.1	0.0
Inventories, net	0.0	80.4	40.5	117.9	(1.9)	236.9
Deferred tax assets	0.0	0.0	0.0	(0.1)	0.1	0.0
Other current assets	0.0	6.6	23.0	18.8	0.2	48.6
Total current assets	0.6	155.7	8.2	268.7	73.5	506.7
Equity investments	99.3	716.3	276.8	(0.1)	(1,092.3)	0.0
Property, plant and equipment, net	0.0	155.2	47.3	125.5	0.0	328.0
Goodwill	0.0	0.8	153.1	34.3	0.0	188.2
Intangible assets, net	0.0	7.2	96.7	25.7	0.0	129.6
Deferred tax assets	0.0	29.4	(13.2)	2.2	0.0	18.4
Affiliated loan receivables	0.0	34.9	224.3	21.4	(280.6)	0.0
Other assets	0.0	4.4	15.3	9.6	0.0	29.3
Total assets	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$65.1	$32.4	$44.4	$0.0	$141.9
Affiliated payables	0.0	(90.3)	13.8	2.2	74.3	0.0
Accrued liabilities	0.0	59.9	16.4	51.6	0.0	127.9
Current maturities of long-term debt	0.0	0.1	0.0	11.3	0.0	11.4
Total current liabilities	0.0	34.8	62.6	109.5	74.3	281.2
Long-term debt	0.0	643.3	0.0	22.3	0.0	665.6
Affiliated debt	0.0	233.7	19.3	27.6	(280.6)	0.0
Other long-term liabilities	0.0	92.0	14.4	41.2	0.0	147.6
Total liabilities	0.0	1,003.8	96.3	200.6	(206.3)	1,094.4
Koppers shareholders’ equity	99.9	100.1	712.2	280.8	(1,093.1)	99.9
Noncontrolling interests	0.0	0.0	0.0	5.9	0.0	5.9
Total liabilities and equity	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8
Receivables, net	0.0	50.8	25.4	64.4	0.0	140.6
Affiliated receivables	0.7	34.8	32.2	15.4	(83.1)	0.0
Inventories, net	0.0	106.6	23.9	99.0	(0.8)	228.7
Other current assets	0.0	5.1	13.4	29.2	0.3	48.0
Total current assets	0.7	197.3	94.9	228.8	(83.6)	438.1
Equity investments	29.9	697.4	195.4	0.0	(922.7)	0.0
Property, plant and equipment, net	0.0	126.7	39.6	114.5	0.0	280.8
Goodwill	0.0	0.8	153.1	32.5	0.0	186.4
Intangible assets, net	0.0	7.9	107.1	26.9	0.0	141.9
Deferred tax assets	0.0	29.7	(8.4)	5.8	0.0	27.1
Affiliated loan receivables	0.0	36.9	205.3	21.9	(264.1)	0.0
Other assets	0.0	5.5	6.1	1.6	0.0	13.2
Total assets	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5
LIABILITIES AND EQUITY
Accounts payable	$0.2	$69.6	$38.9	$35.5	$0.0	$144.2
Affiliated payables	0.0	46.0	20.7	24.5	(91.2)	0.0
Accrued liabilities	0.0	49.5	18.9	37.9	0.0	106.3
Current maturities of long-term debt	0.0	30.2	0.0	12.4	0.0	42.6
Total current liabilities	0.2	195.3	78.5	110.3	(91.2)	293.1
Long-term debt	0.0	592.0	0.0	27.8	0.0	619.8
Affiliated debt	0.0	209.9	23.5	30.7	(264.1)	0.0
Other long-term liabilities	0.0	75.0	11.6	53.4	0.0	140.0
Total liabilities	0.2	1,072.2	113.6	222.2	(355.3)	1,052.9
Koppers shareholders’ equity	30.4	30.0	679.5	205.6	(915.1)	30.4
Noncontrolling interests	0.0	0.0	0.0	4.2	0.0	4.2
Total liabilities and equity	$30.6	$1,102.2	$793.1	$432.0	$(1,270.4)	$1,087.5

Koppers Holdings Inc.     2017 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$2.5	$116.8	$39.3	$60.7	$(117.5)	$101.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(42.2)	(13.5)	(11.8)	0.0	(67.5)
Repayments (loans to) from affiliates	0.0	(0.6)	64.2	18.1	(81.7)	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.1	1.0	0.4	0.0	1.5
Net cash (used in) provided by investing activities	0.0	(42.7)	51.7	16.2	(81.7)	(56.5)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	17.0	0.0	(9.3)	(0.1)	7.6
Borrowings (repayments) of affiliated debt	0.0	(75.6)	9.1	(15.2)	81.7	0.0
Deferred financing costs	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(3.8)	(100.1)	(13.7)	117.6	0.0
Stock repurchased	(2.5)	0.0	0.0	0.0	0.0	(2.5)
Net cash used in financing activities	(2.5)	(73.4)	(91.0)	(38.2)	199.2	(5.9)
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net increase (decrease) in cash and cash equivalents	0.0	0.7	0.0	38.8	0.0	39.5
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(0.1)	$106.6	$77.0	$29.1	$(93.1)	$119.5
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(30.1)	(7.1)	(12.7)	0.0	(49.9)
Repayments (loans to) from affiliates	0.0	(6.9)	16.9	9.8	(19.8)	0.0
Net cash proceeds (payments) from divestitures and asset sales	0.0	0.0	0.9	(4.7)	0.0	(3.8)
Net cash (used in) provided by investing activities	0.0	(37.0)	10.7	(7.6)	(19.8)	(53.7)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(59.9)	0.1	(1.6)	0.0	(61.4)
Borrowings (repayments) of affiliated debt	0.0	(7.2)	(6.5)	(6.1)	19.8	0.0
Deferred financing costs	0.0	(1.4)	0.0	0.0	0.0	(1.4)
Dividends paid	0.0	(1.2)	(82.0)	(9.9)	93.1	0.0
Stock repurchased	0.1	0.0	0.0	0.0	0.0	0.1
Net cash used in financing activities	0.1	(69.7)	(88.4)	(17.6)	112.9	(62.7)
Effect of exchange rates on cash	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Net increase (decrease) in cash and cash equivalents	0.0	(0.1)	(0.7)	(0.2)	0.0	(1.0)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8

Koppers Holdings Inc.     2017 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.4	$63.0	$55.9	$60.3	$(56.9)	$127.7
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(41.2)	(5.3)	(9.5)	0.0	(56.0)
(Loans to) repayments from affiliates	0.0	6.3	(5.1)	9.2	(10.4)	0.0
Net cash proceeds from divestitures and asset sales	0.0	12.3	2.1	0.5	0.0	14.9
Net cash (used in) provided by investing activities	0.0	(22.6)	(8.3)	0.2	(10.4)	(41.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	(104.2)	0.1	(9.3)	0.0	(113.4)
Borrowings (repayments) of affiliated debt	0.0	71.0	(6.4)	(75.0)	10.4	0.0
Deferred financing costs	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Dividends paid	(5.1)	(6.2)	(40.8)	(13.5)	56.9	(8.7)
Stock (repurchased) issued	(0.3)	0.0	0.0	0.0	0.0	(0.3)
Net cash (used in) provided by financing activities	(5.4)	(40.4)	(47.1)	(97.8)	67.3	(123.4)
Effect of exchange rates on cash	0.0	0.1	(0.7)	8.1	0.0	7.5
Net (decrease) increase in cash and cash equivalents	0.0	0.1	(0.2)	(29.2)	0.0	(29.3)
Cash and cash equivalents at beginning of year	0.0	0.0	0.9	50.2	0.0	51.1
Cash and cash equivalents at end of period	$0.0	$0.1	$0.7	$21.0	$0.0	$21.8

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

See Management Report on page 43 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 44 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 26, 2018, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) and amended the Revolving Credit Facility to increase its uncommitted accordion feature, which allows the Company to request increases to the lending commitments of the lenders under the Revolving Credit Facility, from $100.0 million to $200.0 million in the aggregate (the “Accordion”). Effective as of February 26, 2018, the Company exercised the Accordion in full, which increased the maximum borrowing capacity under the Revolving Credit Facility from $400.0 million to $600.0 million. All other material terms, conditions and covenants with respect to the Revolving Credit Facility remain unchanged.

The foregoing description of the First Amendment is not and does not purport to be a complete statement of the parties’ rights and obligations under the First Amendment and is qualified in its entirety by reference to the First Amendment, a copy of which will be filed as an exhibit to the Company’s next Quarterly Report on Form 10-Q.

Koppers Holdings Inc.     2017 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 93. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

Koppers Holdings Inc.     2017 Annual Report

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

3.2

Second Amended and Restated Bylaws of the Company, as adopted on August 2, 2017 (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017) (Commission File No. 001-32737).

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

10.1

Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994). (P)

Exhibit No.	Exhibit
10.2

Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994). (P)

10.9*

Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Koppers Inc. Form 10-K for the year ended December 31, 2002 filed on March 5, 2003) (Commission File No. 001-12716).

10.13*

Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8   1 / 2 % Senior Notes due 2004). (P)

10.15*

Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8  1 / 2 % Senior Notes due 2004). (P)

10.32

Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004 (incorporated by reference to exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004) (Commission File No. 001-12716).

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

10.51*

Koppers Inc. Supplemental Executive Retirement Plan I (incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).

10.52*

Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated (incorporated by reference to exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014) (Commission File No. 001-32737).

10.53*

Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009 (incorporated by reference to exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).

10.55*

Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009 (incorporated by reference to exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009) (Commission File No. 001-32737).

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

Koppers Holdings Inc.     2017 Annual Report

Exhibit No.	Exhibit
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

10.97*

Koppers Annual Incentive Plan, as amended February 17, 2016. 2016 (incorporated by reference to exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016) (Commission File No. 001-32737).

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

Exhibit No.	Exhibit
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

10.110*

Key Employee Non-Competition Agreement, dated November 8, 2006, by and among Osmose Holdings, Inc. and Stephen C. Reeder (incorporated by reference to exhibit 10.110 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017) (Commission File No. 001-32737).

10.111*

Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, by and among Osmose Holdings, Inc. and Stephen C. Reeder (incorporated by reference to exhibit 10.111 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017) (Commission File No. 001-32737).

10.112*

Employment Letter Agreement, dated March 14, 2012, by and among Osmose, Inc. and Stephen C. Reeder (incorporated by reference to exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017) (Commission File No. 001-32737).

10.113*

Amendment to Employment Letter Agreement, dated June 25, 2014, by and among Osmose, Inc. and Stephen C. Reeder (incorporated by reference to exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017) (Commission File No. 001-32737).

10.114*

Amendment No. 2 to Employment Letter Agreement, entered into as of May 5, 2017, by and among Koppers Performance Chemicals, Inc. and Stephen C. Reeder (incorporated by reference to exhibit 10.114 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017) (Commission File No. 001-32737).

10.115*

Koppers Holdings Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 4, 2017) (Commission File No. 001-32737).

10.116* ***	2018 Restricted Stock Unit Issuance Agreement – Time Vesting for Stephen C. Reeder and Thomas D. Loadman
10.117* ***	2018 Notice of Grant of Stock Option for Stephen C. Reeder and Thomas D. Loadman
12.1***	Computation of ratio of earnings to fixed charges.
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
23.2***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

Koppers Holdings Inc.     2017 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2017, 2016 and 2015

	Balance at					Balance
	Beginning	Business	Increase	Net	Currency	at End
	of Year	Acquisition	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2017
Allowance for doubtful accounts	$3.8	$0.0	$0.4	$(1.8)	$0.1	$2.5
Deferred tax valuation allowance	$40.2	$0.0	$4.0	$(0.5)	$0.8	$44.5
2016
Allowance for doubtful accounts	$6.5	$0.0	$0.7	$(3.4)	$0.0	$3.8
Deferred tax valuation allowance	$41.9	$0.0	$0.9	$(1.5)	$(1.1)	$40.2
2015
Allowance for doubtful accounts	$5.6	$0.0	$1.3	$0.0	$(0.4)	$6.5
Deferred tax valuation allowance	$32.4	$0.0	$10.1	$0.0	$(0.6)	$41.9

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

Signature	Capacity		Date

/s/ Leroy M. Ball, Jr. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		February 27, 2018

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer (Principal Financial and Principal Accounting Officer)		February 27, 2018

David M. Hillenbrand	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng	Director	By	/s/ Leroy M. Ball, Jr.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Stephen R. Tritch	Director		February 27, 2018
Walter W. Turner	Director
T. Michael Young	Director