Form 10-Q
period 2018-03-31
Koppers Holdings Inc.
filed 2018-05-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2018 amounted to 21,116,559 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Net sales	$406.1	$346.6
Cost of sales (excluding items below)	311.4	274.9
Depreciation and amortization	11.8	11.2
Impairment and restructuring charges	1.5	1.5
Selling, general and administrative expenses	38.1	30.9
Operating profit	43.3	28.1
Other income	0.2	1.5
Interest expense	10.5	10.6
Loss on extinguishment of debt	0.0	13.3
Income before income taxes	33.0	5.7
Income tax provision	9.2	1.0
Income from continuing operations	23.8	4.7
Loss from discontinued operations, net of tax benefit of $0.0	(0.1)	(0.1)
Net income	23.7	4.6
Net income attributable to noncontrolling interests	5.9	0.2
Net income attributable to Koppers	$17.8	$4.4
Earnings per common share attributable to Koppers common shareholders:
Basic -	$0.86	$0.21
Diluted -	$0.81	$0.20
Comprehensive income	$16.2	$12.3
Comprehensive income attributable to noncontrolling interests	6.1	0.2
Comprehensive income attributable to Koppers	$10.1	$12.1
Weighted average shares outstanding (in thousands):
Basic	20,894	20,722
Diluted	22,158	21,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$52.2	$60.3
Accounts receivable, net of allowance of $2.5	212.4	159.2
Income tax receivable	2.0	1.7
Inventories, net	243.2	236.9
Other current assets	39.9	48.6
Total current assets	549.7	506.7
Property, plant and equipment, net	352.9	328.0
Goodwill	222.5	188.2
Intangible assets, net	145.1	129.6
Deferred tax assets	21.0	18.4
Other assets	24.8	29.3
Total assets	$1,316.0	$1,200.2
Liabilities
Accounts payable	$148.0	$141.9
Accrued liabilities	109.8	127.9
Current maturities of long-term debt	7.9	11.4
Total current liabilities	265.7	281.2
Long-term debt	782.9	665.6
Accrued postretirement benefits	46.4	46.3
Deferred tax liabilities	7.5	7.3
Other long-term liabilities	94.9	94.0
Total liabilities	1,197.4	1,094.4
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,901,622 and 22,384,476 shares issued	0.2	0.2
Additional paid-in capital	194.7	190.6
Retained earnings	21.6	7.4
Accumulated other comprehensive loss	(44.2)	(40.1)
Treasury stock, at cost, 1,785,063 and 1,606,028 shares	(65.6)	(58.2)
Total Koppers shareholders’ equity	106.7	99.9
Noncontrolling interests	11.9	5.9
Total equity	118.6	105.8
Total liabilities and equity	$1,316.0	$1,200.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$23.7	$4.6
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	11.8	11.2
Loss on extinguishment of debt	0.0	13.3
Gain on disposal of assets and investment	0.1	(1.3)
Deferred income taxes	(0.1)	0.1
Change in other liabilities	(1.4)	(2.3)
Non-cash interest expense	0.5	0.5
Stock-based compensation	2.9	2.3
Other - net	3.2	(1.2)
Changes in working capital:
Accounts receivable	(41.7)	(27.8)
Inventories	(10.7)	(8.5)
Accounts payable	2.4	(7.8)
Accrued liabilities	(20.2)	(9.8)
Other working capital	0.5	2.6
Net cash used in operating activities	(29.0)	(24.1)
Cash (used in) provided by investing activities:
Capital expenditures	(22.5)	(14.9)
Acquisitions, net of cash acquired	(62.9)	0.0
Repayments received on loan	0.0	9.5
Net cash provided by divestitures and asset sales	0.3	0.5
Net cash used in investing activities	(85.1)	(4.9)
Cash provided by (used in) financing activities:
Net increase in revolving credit facility borrowings	116.9	80.7
Borrowings of long-term debt	0.3	500.0
Repayments of long-term debt	(4.1)	(538.5)
Issuances of Common Stock	1.3	1.6
Repurchases of Common Stock	(7.4)	(1.3)
Payment of debt issuance costs	(1.1)	(11.0)
Net cash provided by financing activities	105.9	31.5
Effect of exchange rate changes on cash	0.1	0.1
Net (decrease) increase in cash and cash equivalents	(8.1)	2.6
Cash and cash equivalents at beginning of period	60.3	20.8
Cash and cash equivalents at end of period	$52.2	$23.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2017 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2017.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs were effective for annual reporting periods beginning after December 15, 2017. The Company elected to use the modified retrospective method for transition in which the cumulative effect was recognized at our January 1, 2018 date of adoption with no restatement of comparative periods presented. The implementation of the guidance had no material impact on the measurement of recognition of revenue of prior periods; however, additional disclosures have been added in accordance with the ASU.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted this ASU effective January 1, 2018 and the Company reclassified a $3.6 million unrealized gain, net of tax, from retained earnings to accumulated other comprehensive loss upon adoption.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update related to income statement activity are applied. As a practical expedient, the Company has used the amounts disclosed in its pension and post-retirement benefits footnote as the estimation basis for applying the retrospective presentation requirements. The Company adopted this ASU effective January 1, 2018, and for retrospective presentation, reclassified $0.4 million from cost of goods sold and $0.1 million from selling, general and administrative expenses to other income for the three months ending March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350).” The update is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update are effective for periods beginning after December 15, 2019. Entities are required to apply the amendments in this update prospectively from the date of adoption, with early adoption permitted. The Company adopted this ASU effective January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flow. The amendments in this update are effective for periods beginning after December 15,

2017. The Company adopted this ASU effective January 1, 2018. The impact was not material to the Company’s condensed consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The standard is effective January 1, 2019 and requires a modified retrospective adoption. The Company has a project team analyzing all of its leases to determine the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements expected to be completed during the third quarter of 2018, but anticipates that it will result in a significant right-of-use asset and related lease liability to be recognized on our consolidated balance sheet as certain of our manufacturing facilities, offices and equipment are currently categorized as operating leases.

3. Plant Closures and Divestitures

Over the past four years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) business unit in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

It is anticipated that the Company will cease naphthalene refining activities at its Follansbee, West Virginia coal tar distillation facility in the second half of 2018 upon commissioning of a new naphthalene refining plant in Stickney, Illinois.

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

In addition, in 2011, the Company ceased carbon black production at its CMC facility located in Kurnell, Australia. Costs associated with this closure are included in “Loss from discontinued operations” on the Condensed Consolidated Statement of Operations and Comprehensive Income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.9	2.1	4.7	6.9	14.6
Cost charged against assets	0.0	0.0	0.0	(6.3)	(6.3)
Reversal of accrued charges	(0.3)	0.0	(1.8)	0.0	(2.1)
Cash paid	(0.3)	(1.1)	(2.4)	(1.0)	(4.8)
Currency translation	0.0	0.2	0.1	0.5	0.8
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	0.3	1.2	2.4
Cost charged against assets	0.0	0.0	0.0	(1.1)	(1.1)
Cash paid	0.0	(0.2)	(1.8)	(0.1)	(2.1)
Currency translation	0.0	(0.1)	0.0	0.0	(0.1)
Reserve at March 31, 2018	$1.7	$3.3	$9.1	$3.3	$17.4

4. Acquisitions

On February 28, 2018, Koppers Inc. acquired M.A. Energy Resources, LLC. (“MAER”) for cash consideration of $66.1 million. The purchase price was funded by borrowings on Koppers Inc.’s revolving credit facility.

MAER is a vertically-integrated company that provides material recovery services for crossties that have been taken out of service and other biomass material. MAER converts this recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel. MAER currently operates three processing facilities, each of which is located to serve its Class I railroad customer base. MAER’s revenues were $30 million for the year ended December 31, 2017.

The Company has completed a preliminary valuation analysis to determine the fair values of MAER’s assets and liabilities. Accordingly, the financial statements include a preliminary fair value determination based on assumptions and estimates that, while considered reasonable, are subject to changes, which may be material.

Upon completion of detailed valuation analyses, there may be additional increases or decreases to the recorded fair values of the acquired assets and liabilities, including but not limited to receivables, inventories, trademarks, customer relationships and other intangible assets, and property, plant and equipment that could give rise to future amounts of depreciation and amortization expense and changes in related deferred taxes that are not reflected in the information contained in this unaudited condensed consolidated information. Accordingly, once the necessary valuation analyses have been performed and the final fair value determination has been completed, actual results may differ materially from the information presented in this unaudited condensed consolidated financial information.

The preliminary valuation of identifiable assets acquired and liabilities assumed upon the acquisition of MAER are shown in the table below.

February 28, 2018
(Dollars in millions)
Cash and cash equivalents	$3.2
Accounts receivable	4.9
Other current assets	0.3
Property, plant and equipment	6.6
Intangibles	19.3
Goodwill	34.1
Total assets acquired	68.4
Accounts payable & accrued expenses	2.3
Net assets acquired	$66.1

Goodwill of $34.1 million has been allocated to our Railroad and Utility Products and Services segment. The Company expects that a significant portion of the goodwill recognized will be deductible for tax purposes, but this determination is dependent upon the finalization of the purchase price allocation process. Net assets acquired included intangible assets with respect to customer relationships of $18.7 million which will be amortized over a period of 12 years and a tradename of $0.6 million which will be amortized over a period of two years. The intangible assets other than goodwill are classified in “Intangible assets, net” in the condensed consolidated balance sheet. Acquisition expenses for MAER and other transactions completed subsequent to March 31, 2018 were $2.1 million for the three months ended March 31, 2018, and are charged to selling, general and administrative expenses.

Events subsequent to March 31, 2018

Cox Industries – On April 10, 2018, Koppers Inc. acquired Cox Industries, Inc. (“Cox”) in a cash transaction for approximately $200 million. The transaction was funded by borrowings on Koppers Inc.’s revolving credit facility discussed in “Note 14 - Debt.” Cox is a manufacturer of treated utility transmission and distribution poles for utility companies and cooperative utility companies. It is also a manufacturer of pilings used for construction and marine applications. Cox manufactures and sells poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. Cox treats its products with a variety of wood protection chemicals, including copper chromium arsenate and creosote which is produced by the Company’s Performance Chemicals and CMC segments, respectively.

5. Revenue Recognition

On January 1, 2018, we adopted the new accounting standard Topic 606, and all the related amendments to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company has identified certain contracts with customers where revenue has been accelerated upon adoption of ASU 2014-09 as the related performance obligations under the contract have been satisfied and control of the goods or services have been transferred to the customer.

The Company calculated the cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 to be an increase of $0.3 million, including $5.3 million in revenue not previously recognized during the year ended December 31, 2017. Revenue accelerated for the three months ending March 31, 2018 from the adoption of ASC 606 was $4.0 million and, as such, the net impact of adopting ASC 606 for the three months ending March 31, 2018 was a decrease in revenue and cost of goods sold of $1.3 million and $1.2 million, respectively, and was primarily related to certain services to untreated cross-ties within our RUPS segment where those specific performance obligations were fulfilled prior to shipment and historically not recognized as revenue until shipped. Refer to “Note 9 – Segment Information” for relevant disaggregation of revenue.

Revenue is recognized upon the completion of performance obligations under the Company’s contracts with customers and when control of a good or service is transferred to the customer. Substantially all of the Company’s contracts with its customers are ship and invoice arrangements where revenue is recognized when we transfer control to the customer which is at the time of shipment or delivery. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. Shipping and handling costs are included as a component of cost of sales.

Contract Balances

The timing of revenue recognition in accordance with ASC 606 and subsequent billings related to such revenue recognized results in both billed accounts receivable and unbilled receivables (contract assets), both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. For certain contracts with customers within our RUPS and CMC segments, amounts are billed as specific performance obligations are fulfilled in accordance with agreed-upon contractual terms.  For these contracts with customers, revenue is recognized prior to billings, resulting in contract assets. Contract assets recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of March 31, 2018 and January 1, 2018 due to performance obligations being fulfilled prior to billing was $18.7 million and $5.3 million, respectively.

6. Comprehensive Income and Equity

Total comprehensive income for the three months ended March 31, 2018 and 2017 is summarized in the table below:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Net income	$23.7	$4.6
Other comprehensive income:
Change in currency translation adjustment	1.2	6.1
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $4.9 and $(0.9)	(9.3)	1.3
Change in accounting standard	0.3	0.0
Unrecognized pension net loss, net of tax expense of $0.1 and $0.2	0.3	0.3
Total comprehensive income	16.2	12.3
Less: Comprehensive income attributable to noncontrolling interests	6.1	0.2
Comprehensive income attributable to Koppers	$10.1	$12.1

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in unrecognized pension net loss. This component of accumulated other comprehensive income is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Postretirement Benefit Plans”. Other amounts reclassified from accumulated other comprehensive loss include income related to derivative financial instruments, net of tax, of $2.5 million for the three months ended March 31, 2018, and $1.3 million for three months ended March 31, 2017.

The following tables present the change in equity for the three months ended March 31, 2018 and 2017, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$99.9	$5.9	$105.8
Net income	17.8	5.9	23.7
Issuance of common stock	1.3	0.0	1.3
Employee stock plans	2.8	0.0	2.8
Other comprehensive (loss) income	(7.7)	0.1	(7.6)
Repurchases of common stock	(7.4)	0.0	(7.4)
Balance at March 31, 2018	$106.7	$11.9	$118.6

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$30.4	$4.2	$34.6
Net income	4.4	0.2	4.6
Issuance of common stock	1.6	0.0	1.6
Employee stock plans	2.4	0.0	2.4
Other comprehensive income	7.7	0.0	7.7
Repurchases of common stock	(1.3)	0.0	(1.3)
Balance at March 31, 2017	$45.2	$4.4	$49.6

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$17.8	$4.4
Less: Loss from discontinued operations	(0.1)	(0.1)
Income from continuing operations attributable to Koppers	$17.9	$4.5
Weighted average common shares outstanding:
Basic	20,894	20,722
Effect of dilutive securities	1,264	1,024
Diluted	22,158	21,746
Income per common share – continuing operations:
Basic income per common share	$0.86	$0.21
Diluted income per common share	0.81	0.20
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	8	128

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

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). For grants to most employees, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees in connection with employee compensation with vesting periods of two years or less.

Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units and performance stock units with a performance condition is the market price of the underlying common stock on the date of grant.

Performance stock units granted prior to 2016 have vesting based upon a performance condition. These performance stock units generally have three-year performance objectives and all performance stock units have a three-year period for vesting (if the applicable performance objective is achieved). For awards granted prior to 2016, the applicable performance objective is based upon a multi-year cumulative value creation calculation that considers the Company’s financial performance commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent (depending on the grant date) of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. Performance stock units granted in 2015 exceeded the maximum value creation and vested at 200 percent in March 2018.

Performance stock units granted in 2016 and thereafter have vesting based upon a market condition. These performance stock units have a three-year performance objective and a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based on the Company’s total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. The Company has the discretion to settle the award in cash rather than shares, although the Company currently expects that all awards will be settled by the issuance of shares.

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of the awards on the date of grant using the Monte Carlo valuation model and the assumptions listed below:

	March 2018 Grant	March 2017 Grant	March 2016 Grant
Grant date price per share of performance award	$41.60	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%	0.00%
Expected volatility	39.40%	43.50%	40.86%
Risk-free interest rate	2.35%	1.54%	0.96%
Look-back period in years	2.84	2.83	2.84
Grant date fair value per share of performance award	$47.12	$64.02	$23.70

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

The following table shows a summary of the performance stock units as of March 31, 2018:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2016 – 2018	0	256,628	513,256
2017 – 2019	0	115,098	230,196
2018 – 2020	0	123,133	246,266

The following table shows a summary of the status and activity of non-vested stock units for the three months ended March 31, 2018:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2017	238,140	581,551	819,691	$29.14
Granted	85,346	124,262	209,608	$44.78
Performance share adjustment	0	204,866	204,866	$17.57
Vested	(73,576)	(409,732)	(483,308)	$18.64
Forfeited	(3,965)	(6,088)	(10,053)	$37.74
Non-vested at March 31, 2018	245,945	494,859	740,804	$37.09

Stock Options

Stock options to most executive officers vest and become exercisable in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2018 Grant	March 2017 Grant	March 2016 Grant	March 2015 Grant
Grant date price per share of stock option award	$41.60	$44.10	$18.11	$17.57
Expected dividend yield per share	0.00%	0.00%	0.00%	3.40%
Expected life in years	5.73	5.77	5.96	5.75
Expected volatility	37.05%	39.70%	40.86%	42.27%
Risk-free interest rate	2.67%	2.13%	1.45%	1.73%
Grant date fair value per share of option award	$16.38	$17.90	$7.41	$5.20

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	942,537	$27.59
Granted	139,012	$41.60
Exercised	(32,568)	$39.41
Outstanding at March 31, 2018	1,048,981	$29.08	6.49	$13.1
Exercisable at March 31, 2018	653,320	$27.88	5.55	$8.8

Stock Compensation Expense

Total stock-based compensation expense recognized for three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.9	$2.3
Less related income tax benefit	1.0	0.9
Decrease in net income attributable to Koppers	$1.9	$1.4
Intrinsic value of exercised stock options	$0.2	$0.7
Cash received from the exercise of stock options	$0.9	$1.6

As of March 31, 2018, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $23.7 million and the weighted-average period over which this cost is expected to be recognized is approximately 30 months.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties. Utility products include the treating of transmission and distribution poles and pilings. In February 2018, the Company acquired MAER, a vertically-integrated provider of crosstie recovery and disposal services. MAER converts recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

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

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other income, interest expense, income taxes or operating costs of Koppers Holdings Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Refer to “Note 5 – Revenue

Recognition” for accounting policies specific to revenue recognition. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$108.4	$135.5
Performance Chemicals	97.4	96.7
Carbon Materials and Chemicals	200.3	114.4
Total	$406.1	$346.6
Intersegment revenues:
Performance Chemicals	$1.8	$1.7
Carbon Materials and Chemicals	18.2	18.9
Total	$20.0	$20.6
Depreciation and amortization expense:
Railroad and Utility Products and Services	$3.0	$3.0
Performance Chemicals	4.4	4.4
Carbon Materials and Chemicals	4.4	3.8
Total	$11.8	$11.2
Operating profit (loss):
Railroad and Utility Products and Services	$1.1	$9.3
Performance Chemicals	5.6	18.6
Carbon Materials and Chemicals	37.2	0.6
Corporate(a)	(0.6)	(0.4)
Total	$43.3	$28.1
(a)	Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$79.4	$108.7
Utility poles	11.5	10.8
Rail joints	8.3	7.4
Railroad infrastructure services	7.0	8.6
Other products	2.2	0.0
	108.4	135.5
Performance Chemicals:
Wood preservative products	95.0	93.6
Other products	2.4	3.1
	97.4	96.7
Carbon Materials and Chemicals:
Pitch and related products	129.2	48.2
Creosote and distillates	22.9	20.5
Phthalic anhydride and other chemicals	22.2	20.3
Naphthalene	13.1	9.1
Other products	12.9	16.3
	200.3	114.4
Total	$406.1	$346.6

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$330.2	$249.7
Performance Chemicals	496.0	494.0
Carbon Materials and Chemicals	447.0	414.2
All other	42.8	42.3
Total	$1,316.0	$1,200.2
Goodwill:
Railroad and Utility Products and Services	$44.5	$10.5
Performance Chemicals	178.0	177.7
Total	$222.5	$188.2

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to excess stock compensation deductions, changes in tax laws, adjustments to uncertain tax positions and changes of estimated tax to the actual liability determined upon filing tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pretax income in each domestic and foreign jurisdiction in which the Company conducts business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax system with changes that are effective in 2017 and 2018. Changes in tax rates and tax laws and their impact on deferred taxes are accounted for in the period of legislative enactment. In March 2018, the FASB issued Accounting Standards Update (ASU) 2018-05, which codified guidance provided in SEC Staff Accounting Bulletin 118. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the enactment date. ASU 2018-05 applies to measuring the impact of tax laws effecting the period of enactment, such as the change in the corporate income tax rate to 21% and the one-time transition tax, but does not apply to changes as part of the Tax Act that were not effective until 2018, such as U.S. taxation of certain global intangible low-taxed income (“GILTI”).

The Tax Act imposes a one-time transition tax on unrepatriated earnings of foreign subsidiaries through December 31, 2017 that have not previously been subject to federal tax. The Company estimated this one-time transition tax and recorded a provisional charge to income tax expense of $13.1 million in 2017. This amount has been further reduced by domestic losses and other tax credits resulting in an estimated cash payment of approximately $4.7 million that the Company expects to elect to pay in installments over the next eight years. The Company has not yet completed its calculation of the total post-1986 unrepatriated earnings for its foreign subsidiaries and this calculation will not be finalized until the Company’s 2017 federal income tax return is filed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, which is a defined term under the Tax Act and other provisions that remain subject to interpretation. The Company continues its analysis of the effects of the Tax Act and will continue to gather additional information related to these provisional amounts. Such additional analysis includes collecting and refining necessary data and interpreting additional guidance issued by the tax authorities and other standard-setting bodies. During the three months ended March 31, 2018, there were no changes made to the provisional amounts recorded in 2017. Any adjustments to the Company’s estimates may materially impact its income tax expense in the period in which the adjustments are made.

The Tax Act introduces a new provision for U.S. taxation of GILTI that imposes a minimum tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. This GILTI provision is effective for 2018. The Company has elected to treat the effect of this GILTI provision as a period expense in the year incurred and has included an estimate of the impact in its estimated annual effective income tax rate. We will continue to analyze this GILTI provision and any tax planning opportunities that may be available to reduce the impact of the GILTI provision. As a result, it is possible that our current estimate of the impact of this GILTI provision may materially change.

The Tax Act introduces other new provisions that are effective for 2018 and changes how certain provisions are calculated beginning in 2018. Other than the GILTI provision, we do not expect that any of these new provisions or changes will have a material impact to the Company’s tax expense.

The estimated annual effective income tax rate, excluding discrete items discussed above, was 34.4 percent and 27.0 percent for the three months ended March 31, 2018 and 2017, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31, 2018	March 31, 2017
Federal income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.7
Foreign earnings taxed at different rates	3.5	(11.3)
Valuation allowance adjustments	(5.7)	0.0
Change in tax contingency reserves	0.1	0.2
GILTI inclusion (net of foreign tax credits)	13.1	0.0
Other	1.5	1.4
Estimated annual effective income tax rate	34.4%	27.0%

The estimated annual effective income tax rate includes the benefit of a valuation allowance adjustment for one of our Chinese entities. Management determined that sufficient positive evidence exists to support that this entity’s net operating losses are more likely than not to be realized.

Income taxes as a percentage of pretax income were 27.9 percent for the three months ended March 31, 2018.  This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended March 31, 2018 were a net benefit of $2.2 million, which is primarily related to excess tax benefits for stock-based compensation.

Income taxes as a percentage of pretax income were 17.5 percent for the three months ended March 31, 2017.  This is lower than the estimated annual effective income tax rate due to discrete items, but also because the estimated annual effective income tax rate is applied to pre-tax earnings excluding the results of our Chinese entities that were not expected to generate a future tax benefit. Discrete items included in income taxes for the three months ended March 31, 2017 were a net benefit of $0.4 million, which includes excess tax benefits for stock-based compensation of $0.8 million offset by additional accruals for uncertain tax positions of $0.4 million.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three months ended March 31, 2018.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014.

Unrecognized tax benefits totaled $8.8 million and $8.7 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.5 million and $4.4 million, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2018 and December 31, 2017, the Company had accrued approximately $3.8 million and $3.6 million for interest and penalties, respectively.

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

11. Inventories

Net inventories as of March 31, 2018 and December 31, 2017 are summarized in the table below:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Raw materials	$180.1	$173.6
Work in process	10.9	11.2
Finished goods	100.1	98.4
	$291.1	$283.2
Less revaluation to LIFO	47.9	46.3
Net	$243.2	$236.9

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2018 and December 31, 2017 are summarized in the table below:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Land	$17.7	$17.6
Buildings	64.4	63.4
Machinery and equipment	790.4	756.6
	$872.5	$837.6
Less accumulated depreciation	519.6	509.6
Net	$352.9	$328.0

Impairments – There were no impairment charges incurred for the three months ended March 31, 2018 and 2017.

13. Pensions and Post-Retirement Benefit Plans

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

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Service cost	$0.5	$0.5
Interest cost	1.8	2.4
Expected return on plan assets	(2.1)	(2.5)
Amortization of net loss	0.4	0.5
Net periodic benefit cost	$0.6	$0.9
Defined contribution plan expense	$2.0	$2.2

14. Debt

Debt as of March 31, 2018 and December 31, 2017 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2018	December 31, 2017
(Dollars in millions)
Revolving Credit Facility	4.34%	2022	$271.9	$155.0
Construction and other loans	4.78%	2020	31.1	33.7
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			803.0	688.7
Less short-term debt and current maturities of long-term debt			7.9	11.4
Less unamortized debt issuance costs			12.2	11.7
Long-term debt			$782.9	$665.6

Senior Notes due 2025

The 2025 Notes are senior obligations, are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 beginning on August 15, 2017 and will mature on February 15, 2025 unless earlier redeemed or repurchased. On or after February 15, 2020, the Company is entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 104.5 percent of principal value, declining to a redemption price of 101.5 percent on or after February 15, 2022 until the redemption price is equivalent to the principal value on February 15, 2023.

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

Revolving Credit Facility

In February 2017, the Company entered into a $400.0 million senior secured Revolving Credit Facility. The original maturity date was February 2022 and the interest rate is variable and is based on LIBOR.

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

On February 26, 2018, the Company amended its $400.0 million Revolving Credit Facility to increase its capacity to $600.0 million. Terms under the amended Revolving Credit Facility are substantially consistent with the original Revolving Credit Facility.

As of March 31, 2018, the Company had $268.1 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2018, $35.4 million of commitments were utilized by outstanding letters of credit.

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

Events subsequent to March 31, 2018

On April 10, 2018, the Company amended its $600.0 million Revolving Credit Facility to enter into a new Secured Term Loan Facility. The new Secured Term Loan Facility includes the $600.0 million Revolving Credit Facility and a secured term loan of $100.0 million with a quarterly amortization of $2.5 million and a five-year maturity. In addition, the maturity date of the amended Revolving Credit Facility is extended one year to February 2023. The interest rate on the amended Revolving Credit Facility is variable and is based on LIBOR. The initial average borrowing rates under both facilities are expected to be approximately five percent. Terms under the amended Revolving Credit Facility are substantially consistent with the original Revolving Credit Facility.

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

	March 31, 2018	December 31, 2017
(Dollars in millions)
Asset retirement obligation at beginning of year	$37.1	$36.0
Accretion expense	0.4	2.4
Revision in estimated cash flows	0.0	9.4
Cash expenditures	(2.1)	(10.9)
Currency translation	0.1	0.2
Balance at end of period	$35.5	$37.1

16. Deferred Revenue

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Balance at beginning of year	$28.1	$27.2
Revenue earned	(0.2)	(0.7)
Currency translation	0.8	1.6
Balance at end of period	$28.7	$28.1

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $27.9 million as of March 31, 2018 and $27.2 million as of December 31, 2017 with the remainder classified in accrued liabilities.

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

As of March 31, 2018 and December 31, 2017, the Company has outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
(Amounts in millions)
Cash flow hedges	39.8	37.8	$13.8	$25.5
Not designated as hedges	12.9	11.3	1.0	4.5
Total	52.7	49.1	$14.8	$30.0

As of March 31, 2018 and December 31, 2017, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Other current assets	$12.7	$21.8
Other assets	3.5	8.2
Accrued liabilities	(1.4)	0.0
Net asset on balance sheet	$14.8	$30.0
Accumulated other comprehensive gain, net of tax	$10.5	$15.8

Based upon contracts outstanding at March 31, 2018, in the next twelve months the Company estimates that $7.7 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See Note 6 – Comprehensive Income and Equity, for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income to net income for the periods specified below. For the three months ended March 31, 2018 and 2017, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Gain from ineffectiveness of cash flow hedges	$0.0	$1.9
(Loss) gain from contracts not designated as hedges	(3.5)	0.7
Net	$(3.5)	$2.6

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of March 31, 2018, the Company has outstanding foreign currency forward contracts consisting of a gross derivative liability of $0.5 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.7 million (recognized in other current assets in the balance sheet). As of December 31, 2017, the Company has outstanding currency forward contracts with a net fair value totaling $0.1 million, consisting of a gross derivative liability of $0.2 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.3 million (recognized in other current assets in the balance sheet).

As of March 31, 2018 and December 31, 2017, the net currency units outstanding for these contracts were:

	March 31, 2018	December 31, 2017
(In millions)
British Pounds	GBP 5.8	GBP 7.0
New Zealand Dollars	NZD 15.8	NZD 15.5
United States Dollars	USD 8.1	USD 12.5
Canadian Dollars	CAD 2.5	CAD 2.5
Euro	EUR 0.5	EUR 0.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 85 plaintiffs in 47 cases pending as of March 31, 2018, compared to 87 plaintiffs in 48 cases as of December 31, 2017. As of March 31, 2018, there are 46 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 47 pending cases seek to recover compensatory damages. Plaintiffs in 43 of those cases also seek to recover punitive damages. The plaintiffs in the 46 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

The EPA issued its Record of Decision (“ROD”) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. The net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. Responsibility for implementing and funding that work will be decided in the separate private allocation process, which is ongoing.

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

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.1 million at March 31, 2018. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There are two plant sites in the United States related to the Performance Chemicals business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of March 31, 2018, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

Foreign Environmental Matters. There are two plant sites related to the Performance Chemicals business located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of March 31, 2018, the Company’s estimated environmental remediation liability for these acquired sites totals $2.7 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $3.3 million as of March 31, 2018.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $5.7 million and $5.1 million are classified as current liabilities at March 31, 2018 and December 31, 2017, respectively:

	Period ended
	March 31, 2018	December 31, 2017
(Dollars in millions)
Balance at beginning of year	$13.9	$12.9
Expense	1.0	3.2
Reversal of reserves	0.0	(0.7)
Cash expenditures	(0.4)	(1.8)
Currency translation	0.0	0.3
Balance at end of period	$14.5	$13.9

19. Subsidiary Guarantor Information for Koppers Inc. Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants, purchase contracts and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc., Koppers Asia LLC, Koppers World-Wide Ventures Corporation, Koppers Concrete Products, Inc., Concrete Partners, Inc., Koppers Delaware, Inc., Koppers Ventures, Inc., Koppers Performance Chemicals Inc., Koppers-Nevada Limited Liability Company, Koppers NZ LLC, Koppers Railroad Structures Inc., Wood Protection LP and Wood Management LLC. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidating financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees. These guarantees will be governed pursuant to a supplement indenture which the trustee and the issuing company would enter into concurrent with the debt offering.

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

As of March 31, 2018, Koppers Inc.’s assets exceeded its liabilities by $106.4 million. The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $31.0 million as of March 31, 2018. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $7.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$131.1	$77.5	$215.7	$(18.2)	$406.1
Cost of sales including depreciation and amortization	0.0	122.9	62.3	157.7	(18.2)	324.7
Selling, general and administrative	0.6	12.1	12.0	13.4	0.0	38.1
Operating profit (loss)	(0.6)	(3.9)	3.2	44.6	0.0	43.3
Other income	0.0	(0.4)	0.4	0.2	0.0	0.2
Equity income (loss) of subsidiaries	18.3	36.5	33.6	0.0	(88.4)	0.0
Interest expense	0.0	9.9	0.0	0.6	0.0	10.5
Income taxes	(0.1)	4.0	0.9	4.4	0.0	9.2
Income from continuing operations	17.8	18.3	36.3	39.8	(88.4)	23.8
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	5.9	0.0	5.9
Net income attributable to Koppers	$17.8	$18.3	$36.3	$33.8	$(88.4)	$17.8
Comprehensive income attributable to Koppers	$10.1	$10.6	$28.0	$34.6	$(73.2)	$10.1

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$150.9	$81.2	$136.4	$(21.9)	$346.6
Cost of sales including depreciation and amortization	0.0	147.7	54.0	105.8	(19.9)	287.6
Selling, general and administrative	0.5	10.6	10.2	9.6	0.0	30.9
Operating profit (loss)	(0.5)	(7.4)	17.0	21.0	(2.0)	28.1
Other income (loss)	0.0	(0.6)	0.6	1.7	(0.2)	1.5
Equity income (loss) of subsidiaries	4.9	26.3	17.4	0.0	(48.6)	0.0
Interest expense	0.0	9.7	0.1	0.9	(0.1)	10.6
Loss on extinguishment of debt	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	0.0	(9.6)	6.5	4.1	0.0	1.0
Income (loss) from continuing operations	4.4	4.9	28.4	17.7	(50.7)	4.7
Discontinued operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Noncontrolling interests	0.0	0.0	0.0	0.2	0.0	0.2
Net income attributable to Koppers	$4.4	$4.9	$28.4	$17.4	$(50.7)	$4.4
Comprehensive income (loss) attributable to Koppers	$12.1	$12.6	$35.9	$23.5	$(72.0)	$12.1

Condensed Consolidating Balance Sheet

March 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.0	$0.0	$52.2	$0.0	$52.2
Receivables, net	0.0	60.8	33.9	119.7	0.0	214.4
Affiliated receivables	1.1	18.5	3.1	7.5	(30.2)	0.0
Inventories, net	0.0	85.1	43.5	116.6	(2.0)	243.2
Other current assets	0.0	6.2	14.5	18.8	0.4	39.9
Total current assets	1.1	170.6	95.0	314.8	(31.8)	549.7
Equity investments	105.7	810.6	311.2	(0.1)	(1,227.4)	0.0
Property, plant and equipment, net	0.0	171.7	46.9	134.3	0.0	352.9
Goodwill	0.0	0.8	153.1	68.6	0.0	222.5
Intangible assets, net	0.0	7.0	94.1	44.0	0.0	145.1
Deferred tax assets	0.0	29.3	(10.4)	2.1	0.0	21.0
Affiliated loan receivables	0.0	41.2	137.0	4.6	(182.8)	0.0
Other assets	0.0	4.4	9.2	11.2	0.0	24.8
Total assets	$106.8	$1,235.6	$836.1	$579.5	$(1,442.0)	$1,316.0
LIABILITIES AND EQUITY
Accounts payable	0.1	69.5	32.8	45.6	0.0	148.0
Affiliated payables	0.0	14.5	1.5	15.1	(31.1)	0.0
Accrued liabilities	0.0	55.9	14.1	39.8	0.0	109.8
Current maturities of long-term debt	0.0	0.1	0.1	7.7	0.0	7.9
Total current liabilities	0.1	140.0	48.5	108.2	(31.1)	265.7
Long-term debt	0.0	759.7	0.2	23.0	0.0	782.9
Affiliated debt	0.0	137.4	32.8	12.6	(182.8)	0.0
Other long-term liabilities	0.0	92.1	14.4	42.2	0.1	148.8
Total liabilities	0.1	1,129.2	95.9	186.0	(213.8)	1,197.4
Koppers shareholders’ equity	106.7	106.4	740.2	381.6	(1,228.2)	106.7
Noncontrolling interests	0.0	0.0	0.0	11.9	0.0	11.9
Total liabilities and equity	$106.8	$1,235.6	$836.1	$579.5	$(1,442.0)	$1,316.0

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3
Receivables, net	0.0	48.6	27.7	84.6	0.0	160.9
Affiliated receivables	0.6	19.4	(83.0)	(12.1)	75.1	0.0
Inventories, net	0.0	80.4	40.5	117.9	(1.9)	236.9
Deferred tax assets	0.0	0.0	0.0	(0.1)	0.1	0.0
Other current assets	0.0	6.6	23.0	18.8	0.2	48.6
Total current assets	0.6	155.7	8.2	268.7	73.5	506.7
Equity investments	99.3	716.3	276.8	(0.1)	(1,092.3)	0.0
Property, plant and equipment, net	0.0	155.2	47.3	125.5	0.0	328.0
Goodwill	0.0	0.8	153.1	34.3	0.0	188.2
Intangible assets, net	0.0	7.2	96.7	25.7	0.0	129.6
Deferred tax assets	0.0	29.4	(13.2)	2.2	0.0	18.4
Affiliated loan receivables	0.0	34.9	224.3	21.4	(280.6)	0.0
Other assets	0.0	4.4	15.3	9.6	0.0	29.3
Total assets	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$65.1	$32.4	$44.4	$0.0	$141.9
Affiliated payables	0.0	(90.3)	13.8	2.2	74.3	0.0
Accrued liabilities	0.0	59.9	16.4	51.6	0.0	127.9
Current maturities of long-term debt	0.0	0.1	0.0	11.3	0.0	11.4
Total current liabilities	0.0	34.8	62.6	109.5	74.3	281.2
Long-term debt	0.0	643.3	0.0	22.3	0.0	665.6
Affiliated debt	0.0	233.7	19.3	27.6	(280.6)	0.0
Other long-term liabilities	0.0	92.0	14.4	41.2	0.0	147.6
Total liabilities	0.0	1,003.8	96.3	200.6	(206.3)	1,094.4
Koppers shareholders’ equity	99.9	100.1	712.2	280.8	(1,093.1)	99.9
Noncontrolling interests	0.0	0.0	0.0	5.9	0.0	5.9
Total liabilities and equity	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.1	$(30.0)	$(3.5)	$5.8	$(7.4)	$(29.0)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(82.0)	(1.1)	(2.3)	0.0	(85.4)
Repayments (loans to) from affiliates	0.0	(0.1)	4.0	(0.7)	(3.2)	0.0
Net cash provided by divestitures and asset sales	0.0	0.0	0.0	0.3	0.0	0.3
Net cash (used in) provided by investing activities	0.0	(82.1)	2.9	(2.7)	(3.2)	(85.1)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	116.8	0.3	(4.0)	0.0	113.1
Borrowings (repayments) of affiliated debt	0.0	3.1	0.3	(6.6)	3.2	0.0
Debt issuance costs	0.0	(1.1)	0.0	0.0	0.0	(1.1)
Dividends paid	0.0	(7.4)	0.0	0.0	7.4	0.0
Stock repurchased	(6.1)	0.0	0.0	0.0	0.0	(6.1)
Net cash provided by (used in) financing activities	(6.1)	111.4	0.6	(10.6)	10.6	105.9
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net increase in cash and cash equivalents	0.0	(0.7)	0.0	(7.4)	0.0	(8.1)
Cash and cash equivalents at beginning of year	0.0	0.7	0.0	59.6	0.0	60.3
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$52.2	$0.0	$52.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(0.3)	$(26.9)	$7.1	$(3.7)	$(0.3)	$(24.1)
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(9.7)	(3.7)	(1.5)	0.0	(14.9)
Repayments (loans to) from affiliates	0.0	5.6	3.0	0.4	(9.0)	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net cash proceeds from divestitures and asset sales	0.0	0.0	0.2	0.3	0.0	0.5
Net cash (used in) provided by investing activities	0.0	(4.1)	(0.5)	8.7	(9.0)	(4.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	43.2	0.0	(1.0)	0.0	42.2
Borrowings (repayments) of affiliated debt	0.0	(0.9)	(6.6)	(1.5)	9.0	0.0
Deferred financing cost	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(0.3)	0.0	0.0	0.3	0.0
Stock repurchased	0.3	0.0	0.0	0.0	0.0	0.3
Net cash provided by (used in) financing activities	0.3	31.0	(6.6)	(2.5)	9.3	31.5
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net decrease in cash and cash equivalents	0.0	0.0	0.0	2.6	0.0	2.6
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$23.4	$0.0	$23.4

20. Related Party Transactions

During 2016, the Company sold its 30 percent interest in TKK. The Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The loan and interest was fully repaid and the Company recorded a gain of $1.3 million in 2017.

Refer to “Note 14 – Debt” for detail on two committed loan facility agreements entered into by our 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”).

21. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$52.2	$52.2	$60.3	$60.3
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$820.8	$803.0	$706.9	$688.7

(a)	Excludes equity method investments.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Railroad and Utility Products and Services

The primary end-market for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties that require periodic replacement. As a result, demand has historically been in the range of 22-25 million wood crossties annually. We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada, as well as utility poles for the utility sector in Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada. In February 2018, we acquired MAER, a vertically-integrated provider of crosstie recovery services and disposal. MAER converts recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

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

In 2018, the major companies in the rail industry have again substantially reduced both operating and capital spending from peak spending levels, which is anticipated to have a negative impact on sales of various products and services that we provide to that industry. Current year revenues and profitability have reflected a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. The lower demand has caused the market to reduce raw material purchase prices primarily in the Eastern U.S. which will further reduce our revenues and profitability in the near-term as well. Furthermore, the lower demand also resulted in price reductions for the products we supply the commercial railroad business as competition to replace the lower Class I demand for crossties has increased. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers. Approximately 70 percent of our North American sales are under long-term contracts and we believe that we are positioned to maintain or grow our current market position.

Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on cutting their operating costs and working capital. According to the Association of American Railroads (“AAR”), the level of business activity for the railroad industry is dependent on, to a large extent, trends occurring in other sectors of the economy. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to trade relations, commodity prices and interest rates. Overall, the AAR believes the economic signals seem to be mostly positive at this time.

Rail traffic through the March quarter was largely positive, particularly in terms of traffic segments that are most sensitive to economic trends. For the three months ending March 31, 2018, total U.S. carload traffic was down 0.3 percent from the same period last year; meanwhile, intermodal units were up 5.5 percent from the prior year quarter. For the year-to-date period through March 31, 2018, combined U.S. traffic for carloads and intermodal units, was 2.6 percent higher than prior year.

Overall, the demand for crossties for the current year is expected to be relatively flat to slightly up over prior year. In terms of raw material, we are seeing less available inventory of untreated crossties from the saw mills and lumber prices have increased dramatically due to a wet winter affecting production, combined with higher demand from other industries and overseas markets. The production constraint will be a challenge, although we expect that it will have a continued positive impact on commercial pricing.

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

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 36 months. These hedges typically match expected customer purchases and receive hedge accounting treatment. From time to time, we enter into forward transactions based upon long-term forecasted needs of copper. These forward positions are typically marked to market on a quarterly basis.

Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. Overall, the market for existing homes continues to show mixed signals. According to the National Association of Realtors® (“NAR”), existing home sales rose 1.1 percent in March and grew for the second consecutive month, but lagging inventory levels and affordability constraints kept sales activity below prior year levels. Despite the increase, existing home sales are 1.2 percent below last year.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, spending on value-adding home improvement and repairs in the U.S. is expected to grow 7.2 percent over the 12 months through March 2019 to total $341 billion. The upward trends in retail sales of building materials and the growing number of remodeling permits indicate that homeowners are doing more home improvement projects.

As it typically takes four to eight weeks to close a sale after a contract has been signed, the Pending Home Sales Index (“PHSI”) serves as a leading indicator of future existing home sales. The PHSI was up 0.4 percent to 107.6 in March from a downwardly revised 107.2 in February, yet even with the increase in activity, the index declined by 3.0 percent from prior year for the third straight month. The NAR stated that while healthy economic conditions are creating considerable demand for purchasing a home, prospective buyers are increasingly having difficulty finding an affordable home because of the lack of choices in the inventory of existing homes. In addition, as anticipated, the multiple winter storms and unseasonably cold weather contributed to the decrease in contract signings in the northeast.

The Conference Board Consumer Confidence Index® increased in April, standing at 128.7, up from 127.0 in March. The assessment from consumers of current conditions has improved somewhat, with consumers rating both business and labor market conditions quite favorably. Overall, confidence levels remain strong and suggest that the economy will continue expanding at a solid pace.

From a cost perspective, our raw material costs have been increasing, primarily due to copper pricing which began to trend higher in 2017 and continuing into 2018. Our strategy is to hedge a majority of our requirements over a two-to-three year time frame in order to provide short-term certainty of our cost structure by lessening the impact that may arise in commodity markets. We are currently experiencing a more unfavorable impact of higher prices on the smaller unhedged portion of our copper requirements while also dealing with the higher average hedged cost for copper in the current year.

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

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. In 2018, by contrast, the aluminum production in the U.S. may increase to some extent as tariffs are being imposed on imported steel and aluminum, therefore, will likely result in additional demand for carbon pitch.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the U.S. more efficiently. As a result, our raw material needs in North America have been significantly less than historically required.  In the past twelve months, we entered into several new long-term supply agreements to further lower our overall input costs and redistribute our finished product pricing risk.

In recent quarters, there has been an overall tightened market supply of coal tar and carbon pitch in China and it has put upward pressure on both raw materials and finished product pricing. This is due to an ongoing shutdown of older steel and coking capacity that does not meet environmental and emissions requirements. In turn, the shutdowns have resulted in increased demand for products requiring coal tar pitch, including needle coke used for producing electrodes that go into electric arc steel production, which is a primary market that we serve in China. As a result, our recently constructed coal-tar distillation facility serving those markets has a competitive advantage. In early 2018, pricing for coal tar products in the region has moderated but remains relatively strong compared to prior year and expected to stay at current levels in the near term. With respect to our largest customer in China, we believe that the pricing we have received has been understated for a number of quarterly periods. While we continue to engage in discussions with this customer and consider our options to recover the amount we believe is owed under the contract, we have not recognized any incremental revenue associated with the higher price that we believe is more accurate.

In Australia, the market has also been favorable since pricing is correlated to the trends seen in China, but we expect that raw material price increases will catch up in the remainder of the year. We anticipate that these factors related to supply and demand are relatively temporary and pricing for coal tar products will likely moderate sometime in 2018, but could remain well above recent years’ averages.

Going forward, another relevant consideration for this business segment relates to aluminum prices, which have been trending significantly higher globally. The stronger demand has had a positive effect on pricing for the key raw material that we provide to this industry. Consequently, there may be an increase in aluminum production in the U.S. as companies may be evaluating the possibility of restarting various domestic aluminum smelting facilities.

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

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of $5.0 million to $11.5 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $30 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing our primary reliance on and exposure to the carbon pitch markets.  In addition, the construction of a new naphthalene unit at our Stickney, Illinois, facility, which is expected to be completed in the second half of 2018, should result in additional production efficiencies and cost savings going forward. We believe that the extensive and ongoing efforts to reduce our fixed cost structure will result in a sustainable improvement in earnings in addition to lower volatility in cash flow.

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

Results of Operations – Comparison of Three Months Ended March 31, 2018 and 2017

Consolidated Results

Net sales for the three months ended March 31, 2018 and 2017 are summarized by segment in the following table:

	Three Months Ended March 31,
	2018	2017	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$108.4	$135.5	-20%
Performance Chemicals	97.4	96.7	1%
Carbon Materials and Chemicals	200.3	114.4	75%
	$406.1	$346.6	17%

RUPS net sales decreased by $27.1 million or 20 percent compared to the prior year period. The sales decrease was primarily due to lower sales volumes of crossties and railroad bridge services, partially offset by sales volumes related to MAER, our recently acquired crosstie disposal business. Sales of crossties and railroad bridge services declined by $31.0 million. This was primarily due to lower sales volumes of crossties as a result of decreased spending in the rail industry, particularly the Class I market. Also, the railroad bridge business was affected by unfavorable weather conditions in various regions throughout the United States that caused project delays.

PC net sales increased by $0.7 million or one percent compared to the prior year period. The slightly higher sales were due primarily to favorable market trends and higher volumes related to Australasia for copper-based wood preservatives.  However, most of the sales increase was offset by delays in North America due to inclement weather as well as higher customer development costs which are reflected as a reduction of sales.

CMC net sales increased by $85.9 million or 75 percent compared to the prior year period due mainly to higher sales prices for carbon pitch, carbon black feedstock and naphthalene with higher sales volumes for carbon pitch and coal tar chemicals. Sales of coal tar chemicals increased over the prior year period due to increases in sales volumes of phthalic anhydride and naphthalene. In Australasia and Europe, higher sales prices for carbon pitch and carbon black feedstock were driven primarily by reduced supply in those regions. In the past several quarters, the overall market has tightened for coal tar and carbon pitch in China due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our coal-tar distillation facility serving those markets has a competitive advantage.

Cost of sales as a percentage of net sales was 77 percent for the quarter ended March 31, 2018 compared to 79 percent in the prior year quarter due mainly to higher gross margins for CMC driven by lower raw material and shipping costs and higher sales prices in certain regions. This more than offset lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties and railroad services combined with reduced margins in the crosstie market as a result of raw material supply headwinds.

Depreciation and amortization for the quarter ended March 31, 2018 was $0.6 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit construction at our CMC plant in Stickney, Illinois.

Impairment and restructuring expenses for the quarter ended March 31, 2018 were $1.5 million, which equaled the prior year period where charges for both periods consisted of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania primarily in the prior year period and Follansbee, West Virginia primarily in the current year period.

Selling, general and administrative expenses for the quarter ended March 31, 2018 were $7.2 million higher when compared to the prior year period due primarily to $2.1 million of acquisition-related expenses and $3.4 million from increased salary, incentive and stock-based compensation expense in the current year period.

Other income for the quarter ended March 31, 2018 was $1.3 million lower when compared to the prior year period due primarily to a gain of $1.3 million on the sale of our 30 percent interest in TKK.

Interest expense for the quarter ended March 31, 2018 was $0.1 million lower when compared to the prior year period primarily due to the current period average debt level remaining relatively consistent with the prior year period average debt level.

Loss on extinguishment of debt for the three months ended March 31, 2018 was $13.3 million lower when compared to the prior year period. In the prior year period, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new revolving credit facility. Accordingly, we realized a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Income taxes for the quarter ended March 31, 2018 were $9.2 million, an increase of $8.2 million when compared to the prior year period. The increase in tax expense is due to a significant increase in pre-tax earnings when compared to the prior period and due to a higher effective income tax rate. The effective income tax rates for the quarters ended March 31, 2018 and March 31, 2017 were 27.9 percent and 17.5 percent, respectively. The increase in the effective income tax rate is primarily due to a new provision of the Tax Act that was signed into law on December 22, 2017. This new provision requires an income inclusion of foreign corporations’ global intangible low-tax income (“GILTI”) that is deemed to exceed a certain threshold return relative to the underlying business investment. See Note 10. Income Taxes, for additional information on our tax rate.

Segment Results

Segment operating profit for the three months ended March 31, 2018 and 2017 is summarized by segment in the following table:

	Three Months Ended March 31,
	2018	2017	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$1.1	$9.3	-88%
Performance Chemicals	5.6	18.6	-70%
Carbon Materials and Chemicals	37.2	0.6	6100%
Corporate	(0.6)	(0.4)	-50%
	$43.3	$28.1	54%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	1.0%	6.9%	-5.9%
Performance Chemicals	5.7%	19.2%	-13.5%
Carbon Materials and Chemicals	18.6%	0.5%	18.1%
	10.7%	8.1%	2.6%

RUPS operating profit decreased by $8.2 million or 88 percent compared to the prior year period. Operating profit as a percentage of net sales for RUPS decreased to 1.0 percent from 6.9 percent in the prior year quarter. Operating profit as a percentage of net sales for the three months ended March 31, 2018 was impacted by reduced sales volumes of crossties to Class I customers and lower activity levels in the railroad bridge services related to weather delays. There is additional margin pressure from supply headwinds related to increased demand for raw material being provided by saw mills. The negative impact from these factors was partially offset by the profit contribution related to the MAER acquisition.

PC operating profit decreased by $13.0 million or 70 percent compared to the prior year period. Operating profit as a percentage of net sales for PC decreased to 5.7 percent from 19.2 percent in the prior year quarter. Higher copper prices and selling, general and administrative costs more than offset our slight increase in sales for the three months ended March 31, 2018. In addition, the first quarter of 2018 was unfavorably impacted by a net amount of $6.1 million due to changes in unrealized gains and losses from our copper swap contracts as compared to the prior year quarter. Sales volumes slightly improved due to favorable market trends within Australasia in the agricultural, repair and remodeling markets; however, a slight change in sales mix contributed to an overall reduced margin.

CMC operating profit increased by $36.6 million compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 18.6 percent from 0.5 percent in the prior year quarter. Operating profit for the three months ended March 31, 2018 was positively affected by higher sales prices in Australasia and Europe, particularly related to carbon pitch, as well as benefited from a more streamlined and efficient cost structure. These positive impacts were partially offset by lower sales volumes in North America and Europe, higher raw material costs in Europe and Australasia, and accelerated depreciation.

Corporate operating loss increased by $0.2 million or 50 percent compared to the prior year period due to increased foreign currency losses in the current year period.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2018 was $29.0 million compared to net cash used in operating activities of $24.1 million in the prior year period. The net increase of $4.9 million in cash used in operations was due primarily to higher working capital usage compared to the prior year period principally as a result of an increase in accounts receivable of $13.9 million partially offset by a decrease in accounts payable of $10.2 million.

Net cash used in investing activities amounted to $85.1 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $4.9 million in the prior year period. The increase in cash used for investing activities of $80.2 million is primarily due to $62.8 million of net cash used to acquire MAER, our new crosstie disposal business, as well as current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois.

Net cash provided by financing activities was $105.9 million for the three months ended March 31, 2018 compared to $31.5 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the three months ended March 31, 2018, reflected net borrowings of revolving credit of $116.9 million offset by net repayments of long-term debt of $4.1 million, payment of debt issuance costs of $1.1 million from the issuance of new debt and repurchases of common stock of $7.4 million. The cash used in financing activities in the first three months of 2017 reflected net borrowings of revolving credit of $80.7 million and net repayments of long-term debt of $38.5 million.

Liquidity and Capital Resources

The Company has a $600.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a maturity date of February 2023. The interest rate on the Revolving Credit Facility is variable and is based on LIBOR. In April 2018, Koppers Inc. signed an amended revolving credit agreement to provide for a $100.0 million secured term loan in addition to maintaining the $600.0 million Revolving Credit Facility.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Revolving Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s $500 million Senior Notes due 2025 (the “2025 Notes”), (2) no event of default or potential default has occurred or is continuing under our Revolving Credit Facility, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture, is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2018, the basket totaled $141.5 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2018, we had $268.1 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2018, $35.4 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2018 (dollars in millions):

Cash and cash equivalents(1)	$52.2
Amount available under Revolving Credit Facility	268.1
Total estimated liquidity	$320.3
(1)	Cash includes approximately $51.5 million held by foreign subsidiaries.

Our estimated liquidity was $263.6 million at December 31, 2017.

On April 10, 2018, we borrowed approximately $200 million to fund the acquisition of Cox Industries, Inc. using our Revolving Credit Facility. Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2018, excluding acquisitions, if any, are expected to total approximately $65 million to $75 million and are expected to be primarily funded by cash from operations. In addition, we expect to utilize an additional $30 to $40 million of working capital during 2018, primarily due to increases in inventory and impacts on accounts receivable and accounts payable as we transition a customer to a revised railroad crosstie supply agreement.

Debt Covenants

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2018 was 3.03.

▪	The secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at March 31, 2018 was 1.45.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning January 1, 2018, we implemented ASC 606, Revenue form Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

On February 28, 2018, the Company acquired MAER. In conducting our evaluation of the effectiveness of internal controls over financial reporting, we will elect to exclude MAER when conducting our annual evaluation of internal controls as permitted by applicable regulations. The Company is implementing internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired MAER operations into our overall internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.5*	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto.**

4.8*

First Supplemental Indenture, dated as of March 7, 2018, among M.A. Energy Resources, LLC, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee.

4.9*

Second Supplemental Indenture, dated as of April 17, 2018, among the Guaranteeing Subsidiaries party thereto, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee.

10.118*

First Amendment to Credit Agreement dated as of February 26, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto.

10.119*

Second Amendment to Credit Agreement and Joinder, dated as of April 10, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

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

**   Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Koppers Holdings Inc. agrees to furnish supplementally a copy of any omitted schedules and exhibits to the SEC upon request; provided, however, that Koppers Holdings Inc. reserves the right to request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 3, 2018	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)