Form 10-Q
period 2018-06-30
Koppers Holdings Inc.
filed 2018-08-09
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2018 amounted to 21,177,080 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$436.0	$378.0	$842.1	$724.6
Cost of sales (excluding items below)	352.8	294.6	664.2	569.5
Depreciation and amortization	13.7	11.7	25.5	22.9
Impairment and restructuring charges	1.4	2.1	2.9	3.6
Selling, general and administrative expenses	45.8	31.5	83.9	62.4
Operating profit	22.3	38.1	65.6	66.2
Other (loss) income	(0.7)	0.2	(0.5)	1.7
Interest expense	14.5	10.8	25.0	21.4
Loss on extinguishment of debt	0.0	0.0	0.0	13.3
Income before income taxes	7.1	27.5	40.1	33.2
Income tax provision	6.6	6.6	15.8	7.6
Income from continuing operations	0.5	20.9	24.3	25.6
Income (loss) from discontinued operations, net of tax (expense) benefit of $(0.3), $0.6, $(0.2) and $0.6	0.5	(1.1)	0.4	(1.2)
Net income	1.0	19.8	24.7	24.4
Net income attributable to noncontrolling interests	0.4	0.1	6.3	0.3
Net income attributable to Koppers	$0.6	$19.7	$18.4	$24.1
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.01	$1.00	$0.86	$1.22
Discontinued operations	0.02	(0.06)	0.02	(0.06)
Earnings per basic common share	$0.03	$0.94	$0.88	$1.16
Diluted -
Continuing operations	$0.01	$0.95	$0.81	$1.15
Discontinued operations	0.02	(0.05)	0.02	(0.06)
Earnings per diluted common share	$0.03	$0.90	$0.83	$1.09
Comprehensive (loss) income	$(20.7)	$24.7	$(4.5)	$36.9
Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.2	5.8	0.4
Comprehensive (loss) income attributable to Koppers	$(20.4)	$24.5	$(10.3)	$36.5
Weighted average shares outstanding (in thousands):
Basic	21,138	20,782	21,016	20,752
Diluted	22,054	21,883	22,092	21,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$62.5	$60.3
Accounts receivable, net of allowance of $2.3 and $2.5	216.0	159.2
Income tax receivable	1.7	1.7
Inventories, net	295.9	236.9
Other current assets	33.2	48.6
Total current assets	609.3	506.7
Property, plant and equipment, net	384.5	328.0
Goodwill	296.4	188.2
Intangible assets, net	198.7	129.6
Deferred tax assets	18.1	18.4
Other assets	24.7	29.3
Total assets	$1,531.7	$1,200.2
Liabilities
Accounts payable	$174.4	$141.9
Accrued liabilities	110.0	127.9
Current maturities of long-term debt	15.3	11.4
Total current liabilities	299.7	281.2
Long-term debt	984.8	665.6
Accrued postretirement benefits	46.5	46.3
Deferred tax liabilities	6.8	7.3
Other long-term liabilities	91.8	94.0
Total liabilities	1,429.6	1,094.4
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 22,962,563 and 22,384,476 shares issued	0.2	0.2
Additional paid-in capital	198.7	190.6
Retained earnings	22.2	7.4
Accumulated other comprehensive loss	(65.1)	(40.1)
Treasury stock, at cost, 1,785,483 and 1,606,028 shares	(65.6)	(58.2)
Total Koppers shareholders’ equity	90.4	99.9
Noncontrolling interests	11.7	5.9
Total equity	102.1	105.8
Total liabilities and equity	$1,531.7	$1,200.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$24.7	$24.4
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	25.5	22.9
Loss on extinguishment of debt	0.0	13.3
Loss (gain) on disposal of assets and investment	1.3	(1.4)
Gain on insurance proceeds	(0.7)	0.0
Deferred income taxes	4.4	0.2
Change in other liabilities	(3.7)	(6.7)
Non-cash interest expense	1.2	1.0
Stock-based compensation	6.0	5.0
Other - net	5.4	0.0
Changes in working capital:
Accounts receivable	(29.4)	(39.2)
Inventories	(26.1)	4.6
Accounts payable	23.0	1.8
Accrued liabilities	(29.0)	8.3
Other working capital	0.5	(2.9)
Net cash provided by operating activities	3.1	31.3
Cash (used in) provided by investing activities:
Capital expenditures	(53.6)	(34.2)
Acquisitions, net of cash acquired	(264.1)	0.0
Insurance proceeds received	0.7	0.0
Repayments received on loan	0.0	9.5
Net cash provided by divestitures and asset sales	1.5	0.8
Net cash used in investing activities	(315.5)	(23.9)
Cash provided by (used in) financing activities:
Net increase in revolving credit facility borrowings	235.1	67.4
Borrowings of long-term debt	100.0	500.0
Repayments of long-term debt	(10.4)	(541.4)
Issuances of Common Stock	2.2	1.9
Repurchases of Common Stock	(7.4)	(5.2)
Payment of debt issuance costs	(2.9)	(11.0)
Net cash provided by financing activities	316.6	11.7
Effect of exchange rate changes on cash	(2.0)	0.1
Net increase in cash and cash equivalents	2.2	19.2
Cash and cash equivalents at beginning of period	60.3	20.8
Cash and cash equivalents at end of period	$62.5	$40.0

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

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple ASUs which either amended or clarified ASU 2014-09. Collectively, the revenue recognition ASUs were effective for annual reporting periods beginning after December 15, 2017. The Company elected to use the modified retrospective method for transition in which the cumulative effect was recognized at its January 1, 2018 date of adoption with no restatement of comparative periods presented. The implementation of the guidance had no material impact on the measurement of recognition of revenue of prior periods; however, additional disclosures have been added in accordance with the ASU.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update related to income statement activity are applied. As a practical expedient, the Company has used the amounts disclosed in its pension and post-retirement benefits footnote as the estimation basis for applying the retrospective presentation requirements. The Company adopted this ASU effective January 1, 2018, and for retrospective presentation, reclassified $0.1 and $0.5 million from cost of goods sold and $0.4 and $0.5 million from selling, general and administrative expenses to other income for the three and six months ended June 30, 2017, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The standard is effective January 1, 2019 and requires a modified retrospective adoption. The Company has a project team analyzing all of its leases to determine the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects this analysis will be completed during the third quarter of 2018. The Company anticipates that it will result in a significant right-of-use asset and related lease liability to be recognized on the Company’s consolidated balance sheet as certain of the Company’s manufacturing facilities, offices and equipment are currently categorized as operating leases.

3. Plant Closures and Divestitures

Over the past four years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) business unit in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

The anticipated cessation of naphthalene refining activities at the Company’s Follansbee, West Virginia coal tar distillation facility in the second half of 2018 upon commissioning of a new naphthalene refining plant in Stickney, Illinois.

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

In addition, in 2011, the Company ceased carbon black production at its CMC facility located in Kurnell, Australia. Costs associated with this closure are included in “Income (Loss) from discontinued operations” on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Site demolition	Other	Total
(Dollars in millions)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.9	2.1	4.7	6.9	14.6
Cost charged against assets	0.0	0.0	0.0	(6.3)	(6.3)
Reversal of accrued charges	(0.3)	0.0	(1.8)	0.0	(2.1)
Cash paid	(0.3)	(1.1)	(2.4)	(1.0)	(4.8)
Currency translation	0.0	0.2	0.1	0.5	0.8
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	0.8	2.1	3.8
Cost charged against assets	0.0	0.0	0.0	(2.0)	(2.0)
Cash paid	0.0	(2.8)	(4.2)	(0.1)	(7.1)
Currency translation	0.0	(0.1)	0.0	0.0	(0.1)
Reserve at June 30, 2018	$1.7	$0.7	$7.2	$3.3	$12.9

4. Acquisitions

On April 10, 2018, Koppers Inc. acquired Cox Industries, Inc. (“Cox”) for net cash consideration of $201.4 million. The transaction was funded by borrowings on Koppers Inc.’s revolving credit facility discussed in “Note 14 - Debt.” Cox was renamed Koppers Utility and Industrial Products Inc. (“UIP”) subsequent to the acquisition. UIP is a manufacturer of treated wood transmission and distribution poles for utility companies and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. UIP manufactures and sells its treated wood poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. UIP treats its products with a variety of wood protection chemicals, including copper chromium arsenate and creosote, which are produced by the Company’s Performance Chemicals and CMC segments, respectively. UIP’s revenues were $147 million for the year ended December 31, 2017.

On February 28, 2018, Koppers Inc. acquired M.A. Energy Resources, LLC (“MAER”) for net cash consideration of $62.8 million. The purchase price was funded by borrowings on Koppers Inc.’s revolving credit facility. MAER is a vertically-integrated company that provides material recovery services for crossties that have been taken out of service and other biomass material. MAER converts this recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel. MAER currently operates two processing facilities, each of which is located to serve its Class I railroad customer base. MAER’s revenues were $30 million for the year ended December 31, 2017.

The Company has completed a preliminary valuation analysis to determine the fair values of UIP’s and MAER’s acquired assets and liabilities. Accordingly, the unaudited condensed consolidated financial statements include a preliminary fair value determination based on assumptions and estimates that, while considered reasonable, are subject to changes, which may be material.

Upon completion of detailed valuation analyses, there may be additional increases or decreases to the recorded fair values of the acquired assets and liabilities, including but not limited to receivables, inventories, trademarks, customer contracts and other intangible assets, and property, plant and equipment that could give rise to future amounts of depreciation and amortization expense and changes in related deferred taxes that are not reflected in the information contained in this unaudited condensed consolidated information. Accordingly, once the necessary valuation analyses have been performed and the final fair value determination has been completed, actual results may differ materially from the information presented in the unaudited condensed consolidated financial statements.

The preliminary valuation of identifiable assets acquired and liabilities assumed upon the acquisition of UIP and MAER are shown in the table below.

	UIP	MAER
(Dollars in millions)
Cash and cash equivalents	$1.5	$3.2
Accounts receivable	20.2	4.9
Inventory	43.1	0.0
Other current assets	1.2	0.3
Property, plant and equipment	19.5	6.6
Intangible assets, net	59.6	19.3
Goodwill	76.0	34.0
Other non-current assets	0.7	0.0
Total assets acquired	221.8	68.3
Accounts payable & accrued expenses	18.4	2.3
Other non-current liabilities	0.5	0.0
Net assets acquired	$202.9	$66.0

Goodwill for both acquisitions has been allocated to the Company’s Railroad and Utility Products and Services segment. The Company expects that a significant portion of the goodwill recognized will be deductible for tax purposes, but this determination is dependent upon the finalization of the purchase price allocation process. Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. Net assets acquired included identifiable intangible assets with respect to customer contracts, non-compete agreements and trademarks as summarized in the following table.

	UIP		MAER
(Dollars in millions)	Amount	Remaining Life	Amount	Remaining Life
Customer contracts	$58.4	15 years	$18.7	15 years
Non-compete agreements	1.2	5 years
Trademarks			0.6	2 years
Total	$59.6		$19.3

Combined costs related to these two acquisitions were $3.5 million and $5.6 million for the three and six months ended June 30, 2018, respectively, and are charged to selling, general and administrative expenses. Net sales of $46.4 million and loss before taxes of $4.3 million, including $5.5 million of inventory fair value purchase price accounting adjustments, was attributable to UIP and included in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2018.

The following unaudited pro forma information presents a summary of the Company’s revenues and income from continuing operations as if the UIP acquisition occurred on January 1, 2017 (the first day of the most recently completed fiscal year). The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2017 and does not intend to project the future financial results of the Company after the acquisition. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or the benefits from the acquisition and synergies that may be derived from any integration activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Pro forma revenue	$440.3	$418.2	$892.8	$798.9
Pro forma income from continuing operations attributable to Koppers	5.7	21.1	26.6	22.7
Pro forma income per share - continuing operations:
Basic -	$0.27	$1.02	$1.27	$1.09
Diluted -	$0.26	$0.96	$1.20	$1.04

5. Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, the accounting standard for recognized revenue from contracts with customers, using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company has identified certain contracts with customers where revenue has been accelerated upon adoption of Topic 606 as the related performance obligations under the contract have been satisfied and control of the goods or services have been transferred to the customer.

The Company calculated the cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 to be an increase of $0.3 million, including $5.3 million in revenue not previously recognized during the year ended December 31, 2017. Revenue recognized during the six months ended June 30, 2018 from the adoption of Topic 606 was $3.3 million and, as such, the net impact of adopting Topic 606 for the three and six months ending June 30, 2018 was a decrease in sales and cost of sales as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
(Dollars in millions)
Sales	$(0.7)	$(2.0)
Cost of sales	(0.7)	(1.9)

Topic 606 impacted the timing of revenue recognized related to certain services to untreated cross-ties within the Company’s RUPS segment where those specific performance obligations were fulfilled prior to shipment and were historically not recognized as revenue until shipped. Refer to “Note 9 – Segment Information” for relevant disclosures regarding the disaggregation of revenue.

Revenue is recognized upon the completion of performance obligations under the Company’s contracts with customers and when control of a good or service is transferred to the customer. Substantially all of the Company’s contracts with its customers are ship and invoice arrangements where revenue is recognized when the Company transfers control to the customer which is at the time of shipment or delivery. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, the Company transfers control and revenue is recognized at the point of destination. Shipping and handling costs are included as a component of cost of sales.

Contract Balances

The timing of revenue recognition in accordance with Topic 606 and subsequent billings related to such revenue recognized results in both billed accounts receivable and unbilled receivables (contract assets), both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Certain contracts with customers within the Company’s RUPS and CMC segments have agreed-upon contractual terms for the timing of billing. In some instances, amounts are not billed at the time specific performance obligations are fulfilled. For these contracts with customers, revenue is recognized prior to billings, resulting in contract assets. Contract assets recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2018 and January 1, 2018 due to performance obligations being fulfilled prior to billing was $15.9 million and $5.3 million, respectively.

6. Comprehensive (Loss) Income and Equity

Total comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Net income	$1.0	$19.8	$24.7	$24.4
Other comprehensive (loss) income:
Change in currency translation adjustment	(17.2)	4.9	(16.0)	10.9
Unrealized (loss) gain on cash flow hedges, net of tax (benefit) expense of $(2.2), $(0.3), $(6.7) and $0.6	(4.7)	(0.4)	(14.0)	0.9
Change in accounting standard	0.0	0.0	0.3	0.0
Unrecognized pension net loss, net of tax expense of $0.1, $0.2, $0.2 and $0.4	0.2	0.4	0.5	0.7
Total comprehensive (loss) income	(20.7)	24.7	(4.5)	36.9
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.2	5.8	0.4
Comprehensive (loss) income attributable to Koppers	$(20.4)	$24.5	$(10.3)	$36.5

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Postretirement Benefit Plans”. Other amounts reclassified from accumulated other comprehensive loss include income related to derivative financial instruments, net of tax, of $2.9 million and $5.4 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively.

The following tables present the change in equity for the six months ended June 30, 2018 and 2017, respectively:

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$99.9	$5.9	$105.8
Net income	18.4	6.3	24.7
Issuance of common stock	2.2	0.0	2.2
Employee stock plans	6.0	0.0	6.0
Other comprehensive loss	(28.7)	(0.5)	(29.2)
Repurchases of common stock	(7.4)	0.0	(7.4)
Balance at June 30, 2018	$90.4	$11.7	$102.1

(Dollars in millions)	Total Koppers Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$30.4	$4.2	$34.6
Net income	24.1	0.3	24.4
Issuance of common stock	1.9	0.0	1.9
Employee stock plans	5.3	0.0	5.3
Other comprehensive income	12.4	0.1	12.5
Repurchases of common stock	(5.2)	0.0	(5.2)
Balance at June 30, 2017	$68.9	$4.6	$73.5

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$0.6	$19.7	$18.4	$24.1
Less: Income (loss) from discontinued operations	0.5	(1.1)	0.4	(1.2)
Income from continuing operations attributable to Koppers	$0.1	$20.8	$18.0	$25.3
Weighted average common shares outstanding:
Basic	21,138	20,782	21,016	20,752
Effect of dilutive securities	916	1,101	1,076	1,146
Diluted	22,054	21,883	22,092	21,898
Income per common share – continuing operations:
Basic income per common share	$0.01	$1.00	$0.86	$1.22
Diluted income per common share	0.01	0.95	0.81	1.15
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	249	509	195	344

8. Stock-based Compensation

The Company has outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) and the 2018 Long-Term Incentive Plan (the “2018 LTIP”). Both the 2005 LTIP and the 2018 LTIP are collectively referred to as the” LTIP”. On May 3, 2018, the 2018 LTIP was approved by our shareholders and the 2005 LTIP was frozen. Similar to the 2005 LTIP, the 2018 LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards”.

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

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of the awards on the date of grant using the Monte Carlo valuation model and the assumptions listed below:

	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant
Grant date price per share	$39.10	$41.60	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected volatility	39.40%	39.40%	43.50%	40.86%
Risk-free interest rate	2.35%	2.35%	1.54%	0.96%
Look-back period in years	2.84	2.84	2.83	2.84
Grant date fair value per share	$44.29	$47.12	$64.02	$23.70

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

The following table shows a summary of the performance stock units as of June 30, 2018:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2016 – 2018	0	255,172	510,344
2017 – 2019	0	113,675	227,350
2018 – 2020	0	130,782	261,564

The following table shows a summary of the status and activity of non-vested stock units for the six months ended June 30, 2018:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2017	238,140	581,551	819,691	$29.14
Granted	110,743	134,351	245,094	$44.18
Performance share adjustment	0	204,866	204,866	$17.57
Vested	(92,089)	(409,732)	(501,821)	$19.35
Forfeited	(7,094)	(11,407)	(18,501)	$38.77
Non-vested at June 30, 2018	249,700	499,629	749,329	$37.20

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant	March 2015 Grant
Grant date price per share	$39.10	$41.60	$44.10	$18.11	$17.57
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%	3.40%
Expected life in years	5.73	5.73	5.77	5.96	5.75
Expected volatility	37.05%	37.05%	39.70%	40.86%	42.27%
Risk-free interest rate	2.82%	2.67%	2.13%	1.45%	1.73%
Grant date fair value per share	$15.48	$16.38	$17.90	$7.41	$5.20

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	942,537	$27.59
Granted	144,825	$41.50
Exercised	(65,897)	$28.59
Forfeited	(12,329)	$30.49
Outstanding at June 30, 2018	1,009,136	$29.48	6.37	$10.4
Exercisable at June 30, 2018	621,771	$28.40	5.11	$6.7

Stock Compensation Expense

Total stock-based compensation expense recognized under the Company’s LTIP and employee stock purchase plan for three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.1	$2.7	$6.0	$5.0
Less related income tax benefit	1.0	0.7	1.9	1.2
Decrease in net income attributable to Koppers	$2.1	$2.0	$4.1	$3.8
Intrinsic value of exercised stock options	$0.8	$0.3	$1.0	$1.1
Cash received from the exercise of stock options	$0.9	$0.3	$2.2	$1.9

As of June 30, 2018, total future gross compensation expense related to non-vested stock-based compensation arrangements, which are expected to vest, totaled $21.6 million and the weighted-average period over which this cost is expected to be recognized is approximately 28 months.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties. Utility products include the treating of transmission and distribution poles and pilings. In April 2018, the Company acquired UIP, a manufacturer of treated wood utility transmission and distribution poles for utility companies and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. In February 2018, the Company acquired MAER, a vertically-integrated provider of crosstie recovery and disposal services. MAER converts recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

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

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other (loss) income, interest expense, income taxes or operating costs of Koppers Holdings Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Refer to “Note 5 – Revenue Recognition” for accounting policies specific to revenue recognition. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$177.2	$135.9	$285.6	$271.4
Performance Chemicals	115.1	111.8	212.5	208.5
Carbon Materials and Chemicals	143.7	130.3	344.0	244.7
Total	$436.0	$378.0	$842.1	$724.6
Intersegment revenues:
Performance Chemicals	$2.4	$1.5	$4.2	$3.2
Carbon Materials and Chemicals	19.2	19.0	37.4	37.9
Total	$21.6	$20.5	$41.6	$41.1
Depreciation and amortization expense:
Railroad and Utility Products and Services	$4.9	$2.9	$7.9	$5.9
Performance Chemicals	4.5	4.5	8.9	8.9
Carbon Materials and Chemicals	4.3	4.3	8.7	8.1
Total	$13.7	$11.7	$25.5	$22.9
Operating profit (loss):
Railroad and Utility Products and Services(a)	$(1.0)	$11.3	$0.1	$20.6
Performance Chemicals	11.6	19.6	17.2	38.2
Carbon Materials and Chemicals	12.5	8.0	49.7	8.6
Corporate(b)	(0.8)	(0.8)	(1.4)	(1.2)
Total	$22.3	$38.1	$65.6	$66.2
(a)	Operating loss for the three and six months ended June 30, 2018 includes $5.5 million of inventory fair value purchase price adjustment related to the Company’s UIP acquisition.
(b)	Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$88.0	$101.1	$163.1	$203.8
Utility poles	58.9	10.4	70.4	21.2
Rail joints	9.7	7.6	18.1	15.0
Railroad infrastructure services	9.1	9.3	16.1	17.9
Other products	11.5	7.5	17.9	13.5
	177.2	135.9	285.6	271.4
Performance Chemicals:
Wood preservative products	112.8	109.1	208.1	203.6
Other products	2.3	2.7	4.4	4.9
	115.1	111.8	212.5	208.5
Carbon Materials and Chemicals:
Pitch and related products	86.0	68.6	215.2	116.8
Creosote and distillates	19.3	19.0	42.2	39.5
Phthalic anhydride and other chemicals	18.4	21.6	40.6	44.8
Naphthalene	9.6	8.8	22.7	17.9
Other products	10.4	12.2	23.3	25.8
	143.7	130.3	344.0	244.7
Total	$436.0	$378.0	$842.1	$724.6

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2018	December 31, 2017
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$551.9	$249.7
Performance Chemicals	486.7	494.0
Carbon Materials and Chemicals	454.8	414.2
All other	38.3	42.3
Total	$1,531.7	$1,200.2
Goodwill:
Railroad and Utility Products and Services(a)	$120.2	$10.5
Performance Chemicals	176.1	177.7
Total	$296.4	$188.2
(a)	The increase in goodwill as of June 30, 2018 includes $110.1 million attributable to the Company’s acquisitions of UIP and MAER during 2018.

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

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax system with changes that are effective in 2017 and 2018. Changes in tax rates and tax laws and their impact on deferred taxes are accounted for in the period of legislative enactment. In March 2018, the FASB issued Accounting Standards Update (ASU) 2018-05, which codified guidance provided in SEC Staff Accounting Bulletin 118. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the enactment date. ASU 2018-05 applies to measuring the impact of tax laws effecting the period of enactment, such as the change in the corporate income tax rate to 21 percent and the one-time transition tax, but does not apply to changes as part of the Tax Act that were not effective until 2018, such as U.S. taxation of certain global intangible low-taxed income (“GILTI”).

The Tax Act imposed a one-time transition tax on unrepatriated earnings of foreign subsidiaries through December 31, 2017 that have not previously been subject to federal tax. The Company estimated this one-time transition tax and recorded a provisional charge to income tax expense of $13.1 million in 2017. This amount has been further reduced by domestic losses and other tax credits resulting in an estimated cash payment of approximately $4.7 million that the Company expects to elect to pay in installments over the next eight years. The Company has not yet completed its calculation of the total post-1986 unrepatriated earnings for its foreign subsidiaries and this calculation will not be finalized until the Company’s 2017 federal income tax return is filed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, which is a defined term under the Tax Act and other provisions that remain subject to interpretation. The Company continues its analysis of the effects of the Tax Act and will continue to gather additional information related to these provisional amounts. Such additional analysis includes collecting and refining necessary data and interpreting additional guidance issued by the tax authorities and other standard-setting bodies.

In April 2018, the IRS released additional guidance which caused the Company to revise its prior estimate of its 2017 U.S. tax provision. As a result, $4.8 million of tax expense was recorded in the three months ended June 30, 2018. Although this change results in an additional charge, due to the availability of net operating losses, no additional cash tax payments are expected.

If the IRS releases additional guidance regarding the one-time transition tax, the ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions that the Company has made, future guidance that may be issued, and actions that the Company may take as a result.

The Tax Act introduces a new provision for U.S. taxation of GILTI that imposes a minimum tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. This GILTI provision is effective for 2018. The Company has elected to treat the effect of this GILTI provision as a period expense in the year incurred and has included an estimate of the impact in its estimated annual effective income tax rate. The Company will continue to analyze this GILTI provision and it is possible that the Company’s current estimate of the impact of this GILTI provision may materially change.

The Tax Act introduces other new provisions that are effective for 2018 and changes how certain provisions are calculated beginning in 2018. Other than the GILTI provision, the Company does not expect that any of these new provisions or changes will have a material impact to the Company’s tax expense.

The estimated annual effective income tax rate, excluding discrete items discussed above, was 32.3 percent and 24.6 percent for the six months ended June 30, 2018 and 2017, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
Federal income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.3	2.1
Foreign earnings taxed at different rates	4.3	(15.7)
GILTI inclusion (net of foreign tax credits)	10.2	0.0
Valuation allowance adjustments	(7.8)	0.0
Interest expense deduction limitation	2.0	0.0
Nondeductible expenses	1.8	2.1
Change in tax contingency reserves	0.1	0.3
Other	0.4	0.8
Estimated annual effective income tax rate	32.3%	24.6%

The estimated annual effective income tax rate includes the benefit of a valuation allowance adjustment for one of the Company’s Chinese entities. Management determined that sufficient positive evidence exists to support that this entity’s net operating losses are more likely than not to be realized.

Income taxes as a percentage of pretax income were 93.0 percent for the three months ended June 30, 2018. This is higher than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended June 30, 2018 were a net cost of $5.0 million, which is primarily due to the previously-described $4.8 million tax expense to reflect a change in the estimate of the Company’s 2017 U.S. tax provision.

Income taxes as a percentage of pretax income were 24.0 percent for the three months ended June 30, 2017. This is lower than the estimated annual effective income tax rate principally because the estimated annual effective income tax rate is applied to pre-tax earnings excluding the results of the Company’s Chinese entities that were not expected to generate a future tax benefit. Discrete items included in income taxes for the three months ended June 30, 2017 were not material.

Income taxes as a percentage of pretax income were 39.4 percent for the six months ended June 30, 2018.  This is higher than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the six months ended June 30, 2018 were a net cost of $2.9 million. This primarily includes the previously-described $4.8 million tax expense to reflect a change in the estimate of the Company’s 2017 U.S. tax provision and is offset by $2.3 million of excess tax benefits for stock-based compensation.

Income taxes as a percentage of pretax income were 22.9 percent for the six months ended June 30, 2017.  This is lower than the estimated annual effective income tax rate due to discrete items, but also because the estimated annual effective income tax rate is applied to pre-tax earnings excluding the results of the Company’s Chinese entities that were not expected to generate a future tax benefit. Discrete items included in income taxes for the six months ended June 30, 2017 were a net benefit of $0.3 million, which includes excess tax benefits for stock-based compensation of $0.9 million offset by additional accruals for uncertain tax positions of $0.6 million.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the six months ended June 30, 2018.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014.

Unrecognized tax benefits totaled $8.8 million and $8.7 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $4.5 million and $4.4 million, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2018 and December 31, 2017, the Company had accrued approximately $4.2 million and $3.6 million for interest and penalties, respectively.

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

11. Inventories

Net inventories as of June 30, 2018 and December 31, 2017 are summarized in the table below:

	June 30, 2018	December 31, 2017
(Dollars in millions)
Raw materials	$209.7	$173.6
Work in process	14.0	11.2
Finished goods	123.1	98.4
	$346.8	$283.2
Less revaluation to LIFO	50.9	46.3
Net	$295.9	$236.9

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2018 and December 31, 2017 are summarized in the table below:

	June 30, 2018	December 31, 2017
(Dollars in millions)
Land	$17.1	$17.6
Buildings	63.4	63.4
Machinery and equipment	822.4	756.6
	$902.9	$837.6
Less accumulated depreciation	518.4	509.6
Net	$384.5	$328.0

Impairments – There were no impairment charges incurred for the six months ended June 30, 2018 and 2017.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Service cost	$0.4	$0.5	$0.9	$1.0
Interest cost	2.0	2.5	3.8	4.9
Expected return on plan assets	(2.2)	(2.5)	(4.3)	(5.0)
Amortization of net loss	0.3	0.5	0.7	1.0
Net periodic benefit cost	$0.5	$1.0	$1.1	$1.9
Defined contribution plan expense	$2.2	$1.8	$4.2	$4.0

14. Debt

Debt as of June 30, 2018 and December 31, 2017 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2018	December 31, 2017
(Dollars in millions)
Term Loan	5.12%	2023	$97.5	$0.0
Revolving Credit Facility	5.12%	2023	390.1	155.0
Construction and other loans	4.69%	2020	25.9	33.7
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			1,013.5	688.7
Less short-term debt and current maturities of long-term debt			15.3	11.4
Less unamortized debt issuance costs			13.4	11.7
Long-term debt			$984.8	$665.6

Senior Notes due 2025

The 2025 Notes are senior obligations, are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 beginning on August 15, 2017 and will mature on February 15, 2025 unless earlier redeemed or repurchased. On or after February 15, 2020, the Company is entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 104.5 percent of principal value, declining to a redemption price of 101.5 percent on or after February 15, 2022 until the redemption price is equivalent to the principal value on April 15, 2023.

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

Revolving Credit Facility

On April 10, 2018, the Company amended its $600 million Revolving Credit Facility to enter into a new Secured Term Loan Facility. The new Secured Term Loan Facility includes the $600 million Revolving Credit Facility and a secured term loan of $100 million with a quarterly amortization of $2.5 million and a five-year maturity. In addition, the maturity date of the amended Revolving Credit Facility was extended one year to April 2023. The interest rate on the amended Revolving Credit Facility is variable and is based on LIBOR. The initial average borrowing rates under both facilities are expected to be approximately five percent. Terms under the amended Revolving Credit Facility are substantially consistent with the original Revolving Credit Facility.

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
As of June 30, 2018, the Company had $176.2 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2018, $33.8 million of commitments were utilized by outstanding letters of credit.

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

Construction Loans

The Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into committed loan facility agreements with a third-party bank and the 25-percent non-controlling shareholder in KJCC. Borrowings under the third-party bank facility, which includes a construction loan and a working capital facility, totaled $23.1 million at June 30, 2018 and are secured by a letter of credit issued by a bank under the Revolving Credit Facility. KJCC will repay the construction loan portion of the third-party commitment in six installments every six months starting in June 2018 with a final repayment on December 21, 2020, the maturity date of the loans.

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

	June 30, 2018	December 31, 2017
(Dollars in millions)
Asset retirement obligation at beginning of year	$37.1	$36.0
Accretion expense	0.8	2.4
Revision in estimated cash flows	0.7	9.4
Cash expenditures	(5.7)	(10.9)
Currency translation	0.0	0.2
Balance at end of period	$32.9	$37.1

16. Deferred Revenue

In 2015, KJCC received a cash advance payment of $30 million as part of an amendment to a soft pitch supply agreement with its customer. Also, the Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2018	December 31, 2017
(Dollars in millions)
Balance at beginning of year	$28.1	$27.2
Revenue earned	(0.3)	(0.7)
Currency translation	(0.5)	1.6
Balance at end of period	$27.3	$28.1

Deferred revenue classified in other long-term liabilities in the consolidated balance sheet totaled $26.4 million as of June 30, 2018 and $27.2 million as of December 31, 2017 with the remainder classified in accrued liabilities.

17. Derivative Financial Instruments

The Company utilizes derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by the company by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes. Generally, the Company will not hedge cash flow exposures for durations longer than 36 months and the Company has hedged certain volumes of copper through December 2020. The Company enters into foreign currency forward contracts to manage foreign currency risk associated with the Company’s receivable and payable balances and foreign currency denominated sales. Generally, the Company enters into master netting arrangements with the counterparties and offsets net derivative positions with the same counterparties. Currently, the Company’s agreements do not require cash collateral.

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

As of June 30, 2018 and December 31, 2017, the Company had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
(Amounts in millions)
Cash flow hedges	35.2	37.8	$8.3	$25.5
Not designated as hedges	10.1	11.3	0.1	4.5
Total	45.3	49.1	$8.4	$30.0

As of June 30, 2018 and December 31, 2017, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2018	December 31, 2017
(Dollars in millions)
Other current assets	$6.5	$21.8
Other assets	2.0	8.2
Accrued liabilities	(0.1)	0.0
Net asset on balance sheet	$8.4	$30.0
Accumulated other comprehensive gain, net of tax	$6.2	$15.8

Based upon contracts outstanding at June 30, 2018, in the next twelve months the Company estimates that $5.2 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive loss into earnings.

See Note 6 – Comprehensive Income (Loss) and Equity, for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive loss to net income for the periods specified below. For the three and six months ended June 30, 2018 and 2017, the following amounts were recognized in earnings related to copper swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Gain from ineffectiveness of cash flow hedges	$0.0	$1.1	$0.0	$3.0
(Loss) gain from contracts not designated as hedges	(1.0)	0.3	(4.5)	1.0
Net	$(1.0)	$1.4	$(4.5)	$4.0

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of June 30, 2018, the Company had outstanding foreign currency forward contracts consisting of a gross derivative liability of $1.4 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $1.3 million (recognized in other current assets in the balance sheet). As of December 31, 2017, the Company had outstanding currency forward contracts with a net fair value totaling $0.1 million, consisting of a gross derivative liability of $0.2 million (recognized in accrued liabilities in the balance sheet) and a gross derivative asset of $0.3 million (recognized in other current assets in the balance sheet).

As of June 30, 2018 and December 31, 2017, the net currency units outstanding for these contracts were:

	June 30, 2018	December 31, 2017
(In millions)
British Pounds	GBP 6.2	GBP 7.0
New Zealand Dollars	NZD 16.0	NZD 15.5
United States Dollars	USD 1.4	USD 12.5
Canadian Dollars	CAD 2.5	CAD 2.5
Euro	EUR 0.3	EUR 0.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 85 plaintiffs in 47 cases pending as of June 30, 2018, compared to 87 plaintiffs in 48 cases as of December 31, 2017. As of June 30, 2018, there are 46 cases pending in state court in Pennsylvania, and 1 case pending in state court in Tennessee.

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

Domestic Environmental Matters. On June 4, 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at the Company’s facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA.  In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. The Company met with the EPA on June 28, 2018 to discuss and present relevant information related to the allegations. The Company currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any EPA actions relating to the alleged potential violations and, therefore, the Company cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.1 million at June 30, 2018. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There are two plant sites in the United States related to the Performance Chemicals business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of June 30 2018, the Company’s estimated environmental remediation liability for these acquired sites totals $4.9 million.

There is one plant site in the United States related to the Utility and Industrial Products business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of June 30, 2018, the Company’s estimated environmental remediation liability for the acquired site totals $1.9 million.

Foreign Environmental Matters. There are two plant sites related to the Performance Chemicals business located in the United Kingdom and Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2018, the Company’s estimated environmental remediation liability for these acquired sites totals $2.6 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. The Company has accrued its expected cost of site remediation resulting from the closure of $0.7 million as of June 30, 2018.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $4.5 million and $5.1 million are classified as current liabilities at June 30, 2018 and December 31, 2017, respectively:

	Period ended
	June 30, 2018	December 31, 2017
(Dollars in millions)
Balance at beginning of year	$13.9	$12.9
Expense	1.0	3.2
Reversal of reserves	0.0	(0.7)
Cash expenditures	(2.9)	(1.8)
Acquisition	1.9	0.0
Currency translation	(0.3)	0.3
Balance at end of period	$13.6	$13.9

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

Reliance of Koppers Holdings on Earnings of Koppers Inc. and its Subsidiaries

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Revolving Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s 2025 Notes, (2) no event of default or potential default has occurred or is continuing under the credit agreement, and (3) the Company is in pro forma compliance with the Company’s fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restrict Koppers Inc.’s ability to finance the Company’s payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the applicable indenture is not able to incur additional indebtedness (as defined in the applicable indenture), and (3) the sum of all restricted payments (as defined in the applicable indenture) have exceeded the permitted amount (which the Company refers to as the “basket”) at such point in time.

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

As of June 30, 2018, Koppers Inc.’s assets exceeded its liabilities by $90.1 million. There are no net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. as of June 30, 2018. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $7.4 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$140.2	$95.9	$218.8	$(18.9)	$436.0
Cost of sales including depreciation and amortization	0.0	129.3	72.1	186.6	(20.1)	367.9
Selling, general and administrative	0.8	15.2	11.9	17.9	0.0	45.8
Operating profit (loss)	(0.8)	(4.3)	11.9	14.3	1.2	22.3
Other (loss) income	0.0	(2.4)	0.4	1.3	0.0	(0.7)
Equity income (loss) of subsidiaries	1.2	21.9	16.3	(0.1)	(39.3)	0.0
Interest expense	0.0	13.9	0.0	0.6	0.0	14.5
Income taxes	(0.2)	0.1	2.7	4.0	0.0	6.6
Income from continuing operations	0.6	1.2	25.9	10.9	(38.1)	0.5
Discontinued operations	0.0	0.0	0.0	0.5	0.0	0.5
Noncontrolling interests	0.0	0.0	0.0	0.4	0.0	0.4
Net income attributable to Koppers	$0.6	$1.2	$25.9	$11.0	$(38.1)	$0.6
Comprehensive income attributable to Koppers	$(20.4)	$(20.0)	$4.7	$(5.9)	$21.2	$(20.4)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$153.2	$94.2	$151.8	$(21.2)	$378.0
Cost of sales including depreciation and amortization	0.0	141.8	65.1	123.0	(21.5)	308.4
Selling, general and administrative	0.5	10.9	10.1	10.0	0.0	31.5
Operating profit (loss)	(0.5)	0.5	19.0	18.8	0.3	38.1
Other income (loss)	0.0	(0.4)	0.6	0.3	(0.3)	0.2
Equity income (loss) of subsidiaries	20.0	25.5	12.9	(0.1)	(58.3)	0.0
Interest expense	0.0	10.0	(0.1)	1.2	(0.3)	10.8
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0
Income taxes	(0.2)	(4.4)	7.2	4.0	0.0	6.6
Income (loss) from continuing operations	19.7	20.0	25.4	13.8	(58.0)	20.9
Discontinued operations	0.0	0.0	0.0	(1.1)	0.0	(1.1)
Noncontrolling interests	0.0	0.0	0.0	0.1	0.0	0.1
Net income attributable to Koppers	$19.7	$20.0	$25.4	$12.6	$(58.0)	$19.7
Comprehensive income (loss) attributable to Koppers	$24.5	$24.8	$29.9	$18.5	$(73.2)	$24.5

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$271.3	$173.4	$434.5	$(37.1)	$842.1
Cost of sales including depreciation and amortization	0.0	252.2	134.4	344.3	(38.3)	692.6
Selling, general and administrative	1.4	27.3	23.9	31.3	0.0	83.9
Operating profit (loss)	(1.4)	(8.2)	15.1	58.9	1.2	65.6
Other (loss) income	0.0	(2.8)	0.8	1.5	0.0	(0.5)
Equity income (loss) of subsidiaries	19.5	58.4	49.9	(0.1)	(127.7)	0.0
Interest expense	0.0	23.8	0.0	1.2	0.0	25.0
Income taxes	(0.3)	4.1	3.6	8.4	0.0	15.8
Income from continuing operations	18.4	19.5	62.2	50.7	(126.5)	24.3
Discontinued operations	0.0	0.0	0.0	0.4	0.0	0.4
Noncontrolling interests	0.0	0.0	0.0	6.3	0.0	6.3
Net income attributable to Koppers	$18.4	$19.5	$62.2	$44.8	$(126.5)	$18.4
Comprehensive income attributable to Koppers	$(10.3)	$(9.4)	$32.7	$28.7	$(52.0)	$(10.3)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$304.1	$175.4	$288.2	$(43.1)	$724.6
Cost of sales including depreciation and amortization	0.0	289.5	119.1	228.8	(41.4)	596.0
Selling, general and administrative	1.0	21.7	20.3	19.4	0.0	62.4
Operating profit (loss)	(1.0)	(7.1)	36.0	40.0	(1.7)	66.2
Other income	0.0	(0.8)	1.2	1.8	(0.5)	1.7
Equity income of subsidiaries	24.9	51.8	30.3	(0.1)	(106.9)	0.0
Interest expense	0.0	19.7	0.0	2.1	(0.4)	21.4
Loss on extinguishment of debt	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	(0.2)	(14.0)	13.7	8.1	0.0	7.6
Income from continuing operations	24.1	24.9	53.8	31.5	(108.7)	25.6
Discontinued operations	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Noncontrolling interests	0.0	0.0	0.0	0.3	0.0	0.3
Net income attributable to Koppers	$24.1	$24.9	$53.8	$30.0	$(108.7)	$24.1
Comprehensive income attributable to Koppers	$36.5	$37.4	$65.8	$42.0	$(145.2)	$36.5

Condensed Consolidating Balance Sheet

June 30, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.3	$0.1	$62.1	$0.0	$62.5
Receivables, net	0.0	61.1	39.0	117.6	0.0	217.7
Affiliated receivables	1.1	12.8	8.7	6.4	(29.0)	0.0
Inventories, net	0.0	100.5	45.7	150.5	(0.8)	295.9
Other current assets	0.0	6.4	8.3	18.1	0.4	33.2
Total current assets	1.1	181.1	101.8	354.7	(29.4)	609.3
Equity investments	89.4	1,014.1	310.4	0.1	(1,414.0)	0.0
Property, plant and equipment, net	0.0	190.4	46.7	147.4	0.0	384.5
Goodwill	0.0	0.8	153.1	142.5	0.0	296.4
Intangible assets, net	0.0	7.0	94.1	97.6	0.0	198.7
Deferred tax assets	0.0	24.4	(9.1)	2.8	0.0	18.1
Affiliated loan receivables	0.0	41.4	149.2	7.7	(198.3)	0.0
Other assets	0.0	4.7	6.2	13.8	0.0	24.7
Total assets	$90.5	$1,463.9	$852.4	$766.6	$(1,641.7)	$1,531.7
LIABILITIES AND EQUITY
Accounts payable	0.0	79.9	40.9	53.6	0.0	174.4
Affiliated payables	0.0	19.3	2.5	8.0	(29.8)	0.0
Accrued liabilities	0.0	53.5	16.5	40.0	0.0	110.0
Current maturities of long-term debt	0.0	10.1	0.1	5.1	0.0	15.3
Total current liabilities	0.0	162.8	60.0	106.7	(29.8)	299.7
Long-term debt	0.0	964.1	0.2	20.5	0.0	984.8
Affiliated debt	0.0	156.1	33.1	9.1	(198.3)	0.0
Other long-term liabilities	0.0	90.8	14.1	40.2	0.0	145.1
Total liabilities	0.0	1,373.8	107.4	176.5	(228.1)	1,429.6
Koppers shareholders’ equity	90.5	90.1	745.0	578.4	(1,413.6)	90.4
Noncontrolling interests	0.0	0.0	0.0	11.7	0.0	11.7
Total liabilities and equity	$90.5	$1,463.9	$852.4	$766.6	$(1,641.7)	$1,531.7

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3
Receivables, net	0.0	48.6	27.7	84.6	0.0	160.9
Affiliated receivables	0.6	19.4	(83.0)	(12.1)	75.1	0.0
Inventories, net	0.0	80.4	40.5	117.9	(1.9)	236.9
Deferred tax assets	0.0	0.0	0.0	(0.1)	0.1	0.0
Other current assets	0.0	6.6	23.0	18.8	0.2	48.6
Total current assets	0.6	155.7	8.2	268.7	73.5	506.7
Equity investments	99.3	716.3	276.8	(0.1)	(1,092.3)	0.0
Property, plant and equipment, net	0.0	155.2	47.3	125.5	0.0	328.0
Goodwill	0.0	0.8	153.1	34.3	0.0	188.2
Intangible assets, net	0.0	7.2	96.7	25.7	0.0	129.6
Deferred tax assets	0.0	29.4	(13.2)	2.2	0.0	18.4
Affiliated loan receivables	0.0	34.9	224.3	21.4	(280.6)	0.0
Other assets	0.0	4.4	15.3	9.6	0.0	29.3
Total assets	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$65.1	$32.4	$44.4	$0.0	$141.9
Affiliated payables	0.0	(90.3)	13.8	2.2	74.3	0.0
Accrued liabilities	0.0	59.9	16.4	51.6	0.0	127.9
Current maturities of long-term debt	0.0	0.1	0.0	11.3	0.0	11.4
Total current liabilities	0.0	34.8	62.6	109.5	74.3	281.2
Long-term debt	0.0	643.3	0.0	22.3	0.0	665.6
Affiliated debt	0.0	233.7	19.3	27.6	(280.6)	0.0
Other long-term liabilities	0.0	92.0	14.4	41.2	0.0	147.6
Total liabilities	0.0	1,003.8	96.3	200.6	(206.3)	1,094.4
Koppers shareholders’ equity	99.9	100.1	712.2	280.8	(1,093.1)	99.9
Noncontrolling interests	0.0	0.0	0.0	5.9	0.0	5.9
Total liabilities and equity	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$5.3	$(34.0)	$9.7	$29.5	$(7.4)	$3.1
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(307.8)	(1.9)	(8.0)	0.0	(317.7)
Repayments (loans to) from affiliates	0.0	(0.4)	(8.2)	(3.7)	12.3	0.0
Insurance proceeds received	0.0	0.0	0.0	0.7	0.0	0.7
Net cash provided by divestitures and asset sales	0.0	(2.1)	0.0	3.6	0.0	1.5
Net cash (used in) provided by investing activities	0.0	(310.3)	(10.1)	(7.4)	12.3	(315.5)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	332.4	0.0	(7.7)	0.0	324.7
Borrowings (repayments) of affiliated debt	0.0	21.8	0.5	(10.0)	(12.3)	0.0
Debt issuance costs	0.0	(2.9)	0.0	0.0	0.0	(2.9)
Dividends paid	0.0	(7.4)	0.0	0.0	7.4	0.0
Stock repurchased	(5.3)	0.0	0.0	0.1	0.0	(5.2)
Net cash provided by (used in) financing activities	(5.3)	343.9	0.5	(17.6)	(4.9)	316.6
Effect of exchange rates on cash	0.0	0.0	0.0	(2.0)	0.0	(2.0)
Net increase in cash and cash equivalents	0.0	(0.4)	0.1	2.5	0.0	2.2
Cash and cash equivalents at beginning of year	0.0	0.7	0.0	59.6	0.0	60.3
Cash and cash equivalents at end of period	$0.0	$0.3	$0.1	$62.1	$0.0	$62.5

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$3.3	$(8.4)	$26.4	$12.0	$(2.0)	$31.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(23.1)	(8.0)	(3.1)	0.0	(34.2)
Repayments (loans to) from affiliates	0.0	2.9	(12.5)	0.7	8.9	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net cash proceeds from divestitures and asset sales	0.0	0.0	0.5	0.3	0.0	0.8
Net cash (used in) provided by investing activities	0.0	(20.2)	(20.0)	7.4	8.9	(23.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	0.0	30.0	0.0	(4.0)	0.0	26.0
Borrowings (repayments) of affiliated debt	0.0	11.6	(6.4)	3.7	(8.9)	0.0
Deferred financing cost	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(2.0)	0.0	0.0	2.0	0.0
Stock repurchased	(3.3)	0.0	0.0	0.0	0.0	(3.3)
Net cash provided by (used in) financing activities	(3.3)	28.6	(6.4)	(0.3)	(6.9)	11.7
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net decrease in cash and cash equivalents	0.0	0.0	0.0	19.2	0.0	19.2
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$40.0	$0.0	$40.0

20. Related Party Transactions

During 2016, the Company sold its 30 percent interest in TKK. The Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The loan and interest was fully repaid and the Company recorded a gain of $1.3 million in 2017.

As disclosed in “Note 14 – Debt”, KJCC has an outstanding loan from its 25-percent non-controlling shareholder. The loan totals $2.5 million and matures in November 2018.

21. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$62.5	$62.5	$60.3	$60.3
Investments and other assets(a)	1.1	1.1	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$1,003.5	$1,013.5	$706.9	$688.7

(a)	Excludes equity method investments.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia. We also provide rail joint bar products as well as various services to the railroad industry. In April 2018, we re-entered the North American utility pole market with the acquisition of Cox Industries, Inc., which has been renamed Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and construction and marine pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications. Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, the production of aluminum, the production of carbon black, the production of high-strength concrete, and the production of plasticizers and specialty chemicals, respectively.

Outlook

Trend Overview

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties and softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates.

Railroad and Utility Products and Services

The primary end-markets for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties, and the investor-owned utility industry which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement. As a result, North American demand for crossties has historically been in the range of 22-25 million annually and the demand for distribution poles has historically been in the range of 2-3 million annually. We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada. In addition, we supply utility poles for the utility sector in the United States and Australia. In April 2018, we re-entered the North American utility pole market with the acquisition of UIP. UIP manufactures and sells treated wood poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

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

Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on reducing their operating costs and working capital. According to the Association of American Railroads (“AAR”), the level of business activity for the railroad industry is dependent on, to a large extent, trends occurring in other sectors of the economy. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to trade relations, commodity prices and interest rates.

Rail traffic has been relatively positive, particularly in terms of traffic segments that are most sensitive to economic trends. For the six months ending June 30, 2018, total U.S. carload traffic was up a modest 1.3 percent from the same period last year; meanwhile, intermodal units were up 6.0 percent from the prior year period. For the year-to-date period through June 30, 2018, combined U.S. traffic for carloads and intermodal units was 3.7 percent higher than prior year.

Overall, the demand for crossties for the current year is expected to be relatively flat to slightly up over prior year. In terms of raw material, we are seeing less available inventory of untreated crossties from the saw mills and lumber prices have increased dramatically due to a wet winter affecting production. In addition, the overseas demand for hardwood is limiting our ability to get the necessary untreated crosstie supply and, as a result, driving up untreated tie pricing. The production constraint will be a challenge, although we expect that the tightened supply will have a continued positive impact on commercial pricing.

In addition, certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. Therefore, this will initially extend our sales and cash flow cycle by approximately six months until the customer takes delivery and control of the treated crossties and our performance obligation is completed.

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

Product demand for our PC business has historically been influenced by existing home sales, which is a leading indicator of consumer spending on remodeling projects. Overall, the market for existing homes continues to show mixed signals due to a severe housing shortage in certain markets. This dynamic is keeping home price growth elevated, pricing out would-be buyers and ultimately slowing sales. According to the National Association of Realtors® (“NAR”), existing home sales decreased for the third consecutive month in June, with sales for the month down by 0.6 percent from prior year, and sales for the year-to-date period through June 30 were 2.2 percent lower.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, homeowners are expected to increase spending on improvements and repairs over the coming year. The LIRA projects that annual growth in homeowner remodeling expenditure will taper somewhat in the first half of 2019, but still remain around seven percent and reach $350 billion by mid-year 2019.

The Conference Board Consumer Confidence Index® decreased in June, standing at 126.4, down from 128.7 in April. The assessment of current conditions by consumers remain unchanged and while expectations remain high by historical standards, the modest curtailment in optimism suggests that consumers do not foresee the economy gaining much momentum in the months ahead.

From a margin perspective, our profitability has been unfavorably impacted by rising raw material costs, primarily due to copper pricing which began to trend higher in 2017 and continuing into 2018. Our strategy is to hedge a majority of our requirements over a two-to-three year time frame in order to provide short-term certainty of our cost structure by lessening the impact that may arise in commodity markets. We are currently experiencing an unfavorable impact of higher prices on the smaller unhedged portion of our copper requirements while also dealing with the higher average hedged cost for copper in the current year.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. We currently supply our North American RUPS business with 100 percent of its creosote requirements. As discussed in the RUPS outlook, there has been a decrease starting in 2017 with respect to spending for railroad infrastructure. This results in a shift in excess distillate production to the commodity carbon black feedstock market until demand for creosote returns to historical levels.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. During 2018, by contrast, aluminum production in the U.S. may increase to some extent as tariffs are being imposed on certain imported steel and aluminum products. This development may result in additional demand for carbon pitch in the United States.

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

In recent quarters, there has been an overall tightened market supply of coal tar and carbon pitch in China and it has put upward pressure on both raw materials and finished product pricing. This is due to an ongoing shutdown of older steel and coking capacity that does not meet environmental and emissions requirements. In turn, the shutdowns have resulted in increased demand for products requiring coal tar pitch, including needle coke used for producing electrodes that go into electric arc steel production, which is the primary market that we serve in China. As a result, our recently constructed coal-tar distillation facility serving those markets has a competitive advantage. In early 2018, pricing for coal tar products in the region has moderated but remains relatively strong compared to prior year and is expected to stay at current levels in the near term. With respect to our largest customer in China, we believe that the pricing we have received has been understated for a number of quarterly periods. While we continue to engage in discussions with this customer and intend to resolve the disagreement in accordance with certain provisions in our contractual relationship, we have not recognized any incremental revenue associated with the higher price that we believe is more accurate.

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

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of $9.5 million to $11.5 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $30 million through 2020. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing our primary reliance on and exposure to the carbon pitch markets.  In addition, the construction of a new naphthalene unit at our Stickney, Illinois, facility, which is expected to be completed in the third quarter of 2018, should result in additional production efficiencies and cost savings going forward. We believe that the extensive and ongoing efforts to reduce our fixed cost structure will result in a sustainable improvement in earnings in addition to lower volatility in cash flow.

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

Results of Operations – Comparison of Three Months Ended June 30, 2018 and 2017

Consolidated Results

Net sales for the three months ended June 30, 2018 and 2017 are summarized by segment in the following table:

	Three Months Ended June 30,
	2018	2017	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$177.2	$135.9	30%
Performance Chemicals	115.1	111.8	3%
Carbon Materials and Chemicals	143.7	130.3	10%
	$436.0	$378.0	15%
RUPS net sales increased by $41.3 million or 30 percent compared to the prior year period. The sales increase was primarily due to the acquisitions of UIP and MAER in the current year as well as volume increases in the commercial tie and rail joint markets. These increases were offset by lower sales volumes of crossties in the Class I market. Sales of crossties in the Class I market declined by $23.0 million primarily due to lower sales volumes as a result of decreased spending in the rail industry and certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated.

PC net sales increased by $3.3 million or three percent compared to the prior year period. The slightly higher sales were due primarily to favorable market trends and higher volumes in North America for copper-based wood preservatives.  However, the favorable market trends were partially offset by increased lumber prices, which limited customer inventory and reduced customer demand for copper-based wood preservatives below expectations.

CMC net sales increased by $13.4 million or ten percent compared to the prior year period due mainly to higher sales prices for carbon pitch, carbon black feedstock and naphthalene partially offset by reduced volumes of carbon pitch and phthalic anhydride. In Australasia and Europe, higher sales prices for carbon pitch and carbon black feedstock were driven primarily by reduced supply in those regions. In the past several quarters, the overall market has tightened for coal tar and carbon pitch in China due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, we believe our coal-tar distillation facility serving those markets has a competitive advantage.

Cost of sales as a percentage of net sales was 81 percent for the quarter ended June 30, 2018 compared to 78 percent in the prior year quarter due mainly to lower gross margins for PC driven by higher raw material costs along with lower sales volumes and gross margins from RUPS due to reduced volumes of crossties in the Class I market.

Depreciation and amortization for the quarter ended June 30, 2018 was $2.0 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit construction at our CMC plant in Stickney, Illinois along with depreciation and amortization from our new acquisitions.

Impairment and restructuring expenses for the quarter ended June 30, 2018 were $0.7 million lower when compared to the prior year period. Charges consisted of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania, primarily in the prior year period, and Follansbee, West Virginia, primarily in the current year period.

Selling, general and administrative expenses for the quarter ended June 30, 2018 were $14.3 million higher when compared to the prior year period due primarily to $11.9 million of acquisition-related expenses in the current year period, in addition to higher consulting costs and non-cash compensation expenses.

Other loss for the quarter ended June 30, 2018 was $0.7 million due primarily to a loss on sale of assets in the United Kingdom within our PC segment of $1.1 million.

Interest expense for the quarter ended June 30, 2018 was $3.7 million higher when compared to the prior year period primarily due to the higher average debt level to fund our acquisitions of MAER and UIP.

Income taxes for the quarter ended June 30, 2018 were $6.6 million, consistent with the prior year period. Current period tax expense is primarily related to a $4.8 million tax expense based on new IRS guidance that was issued in April 2018 with respect to the Tax Act. Excluding that charge to tax expense, current period tax expense is lower than the prior period due to a decrease in pre-tax earnings. Taxes as a percentage of pre-tax profit for the three months ended June 30, 2018 and June 30, 2017 were 93.0 percent and 24.0 percent, respectively. The increase in this percentage is due to the previously-described tax expense based on new IRS guidance issued in April 2018 and due to a new provision of the Tax

Act that requires an income inclusion of foreign corporations’ global intangible low-tax income (“GILTI”) that is deemed to exceed a certain threshold return relative to the underlying business investment. See Note 10. Income Taxes, for additional information on our tax rate.

Segment Results

Segment operating profit for the three months ended June 30, 2018 and 2017 is summarized by segment in the following table:

	Three Months Ended June 30,
	2018	2017	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$(1.0)	$11.3	-109%
Performance Chemicals	11.6	19.6	-41%
Carbon Materials and Chemicals	12.5	8.0	56%
Corporate	(0.8)	(0.8)	0%
	$22.3	$38.1	-41%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	(0.6)%	8.3%	-8.9%
Performance Chemicals	10.1%	17.5%	-7.4%
Carbon Materials and Chemicals	8.7%	6.1%	2.6%
	5.1%	10.1%	-5.0%

RUPS operating loss was $1.0 million compared to operating profit of $11.3 million in the prior year period. Operating loss as a percentage of net sales for RUPS was 0.6 percent compared to operating profit as a percentage of net sales of 8.3 percent in the prior year period. Operating loss as a percentage of net sales for the three months ended June 30, 2018 was impacted by reduced sales volumes of crossties to Class I customers. Additionally, we have experienced margin pressure from higher costs of raw material being provided by saw mills due to increased demand. The segment was also negatively impacted by $5.5 million in the current year period due to inventory purchase price fair value adjustments from the UIP acquisition.

PC operating profit decreased by $8.0 million or 41 percent compared to the prior year period. Operating profit as a percentage of net sales for PC decreased to 10.1 percent from 17.5 percent in the prior year quarter. Higher copper prices and selling, general and administrative costs more than offset our increase in sales for the three months ended June 30, 2018. In addition, the second quarter of 2018 was unfavorably impacted by a net amount of $2.4 million due to mandated changes in how we account for unrealized gains and losses from our copper swap contracts as compared to the prior year quarter. Sales volumes slightly improved due to favorable market trends within Australasia in the agricultural, repair and remodeling markets; however, a change in sales mix contributed to an overall reduced margin.

CMC operating profit increased by $4.5 million or 56 percent compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 8.7 percent from 6.1 percent in the prior year quarter. Operating profit for the three months ended June 30, 2018 was positively affected by higher sales prices in Australasia and Europe, particularly related to carbon pitch, as well as a benefit from a more streamlined and efficient cost structure. These positive impacts were partially offset by higher raw material costs in Europe and Australasia.

Corporate operating loss of $0.8 million was consistent with the prior year period and includes foreign currency losses in each period.

Results of Operations – Comparison of Six Months Ended June 30, 2018 and 2017

Consolidated Results

Net sales for the six months ended June 30, 2018 and 2017 are summarized by segment in the following table:

	Six Months Ended June 30,
	2018	2017	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$285.6	$271.4	5%
Performance Chemicals	212.5	208.5	2%
Carbon Materials and Chemicals	344.0	244.7	41%
	$842.1	$724.6	16%

RUPS net sales increased by $14.2 million or five percent compared to the prior year period. The sales increase was primarily due to the acquisitions of UIP and MAER in the current year as well as volume increases in the commercial tie and rail joint markets in the current year period. These increases were offset by lower sales volumes of crossties and railroad bridge services. Sales of Class I crossties and railroad bridge services declined by $54.5 million. This was primarily due to decreased spending in the rail industry, particularly the Class I market as certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. Also, the railroad bridge business was affected by unfavorable weather conditions in various regions throughout the United States that caused project delays.

PC net sales increased by $4.0 million or two percent compared to the prior year period. The slightly higher sales were due primarily to favorable market trends and higher volumes in North America for copper-based wood preservatives.  However, the favorable market trends were partially offset by increased lumber prices, which limited customer inventory and reduced customer demand for copper-based wood preservatives below expectations, delays in North America due to inclement weather and higher customer development costs which are reflected as a reduction of sales.

CMC net sales increased by $99.3 million or 41 percent compared to the prior year period due mainly to higher sales prices for carbon pitch, carbon black feedstock and naphthalene partially offset by reduced volumes in North America and Europe. In Australasia and Europe, higher sales prices for carbon pitch and carbon black feedstock were driven primarily by reduced supply in those regions. In the past several quarters, the overall market has tightened for coal tar and carbon pitch in China due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, we believe our coal-tar distillation facility serving those markets has a competitive advantage.

Cost of sales as a percentage of net sales was 79 percent for the six months ended June 30, 2018 and 2017. Higher gross margins for CMC were driven by higher sales prices for carbon pitch, carbon black feedstock and naphthalene. These were offset by lower gross margins for PC driven by higher raw material costs in certain regions along with lower sales volumes and gross margins from RUPS due to reduced sales volumes of crossties in the Class I market combined with reduced margins as a result of higher raw material supply costs.

Depreciation and amortization for the six months ended June 30, 2018 was $2.6 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit construction at our CMC plant in Stickney, Illinois along with depreciation and amortization from our acquisitions in the current year period.

Impairment and restructuring expenses for the six months ended June 30, 2018 were $0.7 million lower when compared to the prior year period. Charges consisted of restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania primarily in the prior year period and Follansbee, West Virginia primarily in the current year period.

Selling, general and administrative expenses for the six months ended June 30, 2018 were $21.5 million higher when compared to the prior year period due primarily to $14.0 million of acquisition-related expenses and $3.7 million from consulting fees and higher incentive and stock-based compensation expense.

Other income for the six months ended June 30, 2018 was $2.2 million lower when compared to the prior year period due primarily to a loss on sale of assets in the United Kingdom within our PC segment of $1.1 million during the current year period while the prior year period included a gain on our sale of a joint venture interest in China within our CMC segment of $1.3 million.

Interest expense for the six months ended June 30, 2018 was $3.6 million higher than the prior year period primarily due to the higher average debt level to fund our acquisitions of MAER and UIP.

Loss on extinguishment of debt for the six months ended June 30, 2018 was $13.3 million lower when compared to the prior year period. In the prior year period, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the writeoff of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new revolving credit facility and realized a loss of $3.3 million for the writeoff of unamortized debt issuance costs related to the term loan.

Income taxes for the six months ended June 30, 2018 were $15.8 million, an increase of $8.2 million when compared to the prior period. The increase in tax expense is due to a higher effective income tax rate combined with an increase in pre-tax earnings when compared to the prior period.  Additionally, tax expense is higher due to a $4.8 million tax expense based on new IRS guidance that was issued in April 2018 with respect to the Tax Act. Income taxes as a percentage of pre-tax income for the six months ended June 30, 2018 and June 30, 2017 were 39.4 percent and 22.9 percent, respectively. The increase in this percentage is due to the previously-described tax expense based on new IRS guidance issued in April 2018 and due to a new provision of the Tax Act that requires an income inclusion of foreign corporations’

global intangible low-tax income (“GILTI”) that is deemed to exceed a certain threshold return relative to the underlying business investment. See Note 10. Income Taxes, for additional information on our tax rate.

Segment Results

Segment operating profit for the six months ended June 30, 2018 and 2017 is summarized by segment in the following table:

	Six Months Ended June 30,
	2018	2017	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$0.1	$20.6	-100%
Performance Chemicals	17.2	38.2	-55%
Carbon Materials and Chemicals	49.7	8.6	478%
Corporate	(1.4)	(1.2)	-17%
	$65.6	$66.2	-1%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	0.0%	7.6%	-7.6%
Performance Chemicals	8.1%	18.3%	-10.2%
Carbon Materials and Chemicals	14.4%	3.5%	10.9%
	7.8%	9.1%	-1.3%

RUPS operating profit decreased by $20.5 million compared to the prior year period. Operating profit for the six months ended June 30, 2018 was impacted by reduced sales volumes of crossties to Class I customers and lower activity levels in the railroad bridge services related to weather delays. Additionally, we have experienced margin pressure from higher costs of raw material being provided by saw mills due to increased demand. The segment was also negatively impacted by $5.5 million in the current year period due to inventory purchase price fair value adjustments from the UIP acquisition.

PC operating profit decreased by $21.0 million or 55 percent compared to the prior year period. Operating profit as a percentage of net sales for PC decreased to 8.1 percent from 18.3 percent in the prior year period. Higher copper prices and selling, general and administrative costs more than offset our increase in sales for the six months ended June 30, 2018. In addition, the current year period was unfavorably impacted by a net amount of $8.5 million due to changes in unrealized gains and losses from our copper swap contracts as compared to the prior year period. Sales volumes slightly improved due to favorable market trends within Australasia in the agricultural, repair and remodeling markets; however, a change in sales mix contributed to an overall reduced margin.

CMC operating profit increased by $41.1 million or 478 percent compared to the prior year period. Operating profit as a percentage of net sales for CMC increased to 14.4 percent from 3.4 percent in the prior year period. Operating profit for the six months ended June 30, 2018 was positively affected by higher sales prices across the segment, particularly related to carbon pitch, and a more streamlined and efficient cost structure. These positive impacts were partially offset by lower sales volumes in North America, China and Europe and higher raw material costs in Europe and Australasia.

Corporate operating loss increased by $0.2 million or 17 percent compared to the prior year period due to increased foreign currency losses in the current year period.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2018 was $3.1 million compared to net cash provided by operating activities of $31.3 million in the prior year period. The net decrease of $28.2 million in cash provided by operations was due primarily to higher working capital usage of $33.6 million compared to the prior year period principally as a result of an increase in inventory of $26.1 million as certain Class I railroad customers within RUPS have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated and an additional increase in inventory from CMC is due to an increase in raw material prices as well as an increase in coal tar distillation during the current year period.

Net cash used in investing activities amounted to $315.5 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $23.9 million in the prior year period. The increase in cash used for investing activities of $291.6 million is primarily due to $264.1 million of net cash used for acquisitions as well as current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois.

Net cash provided by financing activities was $316.6 million for the six months ended June 30, 2018 compared to $11.7 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the six months ended June 30, 2018, reflected net borrowings of $324.7 million to primarily fund acquisitions and capital expenditures. The cash provided by financing activities in the prior year period reflected net borrowings of revolving credit of $67.4 million and net repayments of long-term debt of $41.4 million, payment of debt issuance costs of $11.0 million from the issuance of new debt and repurchases of common stock of $5.2 million.

Liquidity and Capital Resources

The Company has a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan (the “Revolving Credit Facility”) with a maturity date of April 2023. The interest rate on the Revolving Credit Facility is variable and is based on LIBOR.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the applicable indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the applicable indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2018, the basket totaled $141.8 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, we had $176.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2018, $33.8 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2018 (dollars in millions):

Cash and cash equivalents(1)	$62.5
Amount available under Revolving Credit Facility	176.2
Total estimated liquidity	$238.7
(1)	Cash includes approximately $57.1 million held by foreign subsidiaries.

Our estimated liquidity was $263.6 million at December 31, 2017.

On April 10, 2018, we borrowed approximately $200 million to fund the acquisition of UIP using our Revolving Credit Facility. Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, liability transfers of closed facilities and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2018, excluding acquisitions, if any, are expected to total approximately $70 million to $78 million and are expected to be primarily funded by cash from operations. We expect to utilize an additional $30 to $40 million of working capital during 2018, primarily due to increases in inventory and impacts on accounts receivable as we transition a customer to a revised railroad crosstie supply agreement.

Debt Covenants

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2018 was 2.98.

▪	The secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.25. The leverage ratio at June 30, 2018 was 2.31.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

On April 10, 2018, the Company acquired UIP and on February 28, 2018, the Company acquired MAER. In conducting our evaluation of the effectiveness of internal controls over financial reporting, we will elect to exclude UIP and MAER when conducting our annual evaluation of internal controls as permitted by applicable regulations. The Company is implementing internal controls over significant processes specific to the acquisitions that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the acquisitions and acquisition-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired UIP and MAER operations into our overall internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.120*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting

10.121*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting

10.122*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director – Time Vesting

10.123*	Form of Notice of Grant of Stock Option

12.1*	Computation of ratio of earnings to fixed charges

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 9, 2018	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)