Form 10-K
period 2018-12-31
Koppers Holdings Inc.
filed 2019-03-01
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 29, 2018 was $777.9 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2019, 20,548,744 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2018 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plan”, “intend”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, are subject to known and unknown risks, uncertainties and contingencies.

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

◾	availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper;
◾	the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins;
◾	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
◾	our ability to operate within the limitations of our debt covenants;
◾	capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations;
◾	general economic and business conditions, including demand for our goods and services;
◾	potential difficulties in protecting intellectual property;
◾	potential impairment of our goodwill and/or long-lived assets;
◾	the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition;
◾

economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries;

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

Acquisitions

In April 2018, we re-entered the North American utility pole market with the acquisition of Cox Industries, Inc., which has been renamed Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and construction and marine pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. In February 2018, Koppers Inc. acquired M.A. Energy Resources, LLC, a business related to the recovery of used crossties, which was renamed Koppers Recovery Resources LLC (“KRR”) subsequent to the acquisition. The total acquisition cost for these two transactions was cash of approximately $264 million.

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

Railroad and Utility Products and Services

Our RUPS business sells treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada and the utility markets in the United States and Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products, located in the United States and Australia, include the pressure treatment of transmission and distribution poles for electric and telephone utilities. The RUPS business operates 21 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our largest railroad customers’ rail lines.

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

Koppers Holdings Inc.     2018 Annual Report

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

We believe we are the largest supplier of railroad crossties in North America. We have one principal competitor, Stella-Jones Inc., and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our ability to obtain internally-sourced creosote and our national network of treating plants which have direct access to our major customers’ rail lines. These advantages provide for security of supply and logistics advantages for our customers.

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 70 percent of all crossties produced in the United States and Canada. Approximately 70 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 550 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market trended lower in 2018, with approximately 21.2 million replacement crossties purchased during the year, down from 23.4 million and 24.2 million purchased during 2017 and 2016, respectively.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to harvest lumber and to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

We believe our North American utility pole business is the second largest producer of utility poles in the United States, and we believe our Australian utility pole business is the largest producer of utility poles for the electrical communications utilities in Australia. Utility poles are produced mainly from pine species in the United States and the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including chromated copper arsenates and creosote, which we produce internally and purchase from PC and CMC, respectively, and pentachlorophenol, which we purchase from an outside supplier.

Performance Chemicals

Our PC business maintains sales and manufacturing operations in the United States, Canada, Europe, South America, Australia and New Zealand. The primary products supplied by PC are copper-based wood preservatives, including micronized copper quaternary and micronized copper azole (“MicroPro®”), micronized pigments (MicroShades®), alkaline copper quaternary, amine copper azole and chromated copper arsenate. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and vineyard stakes. Additionally, we are now a leading supplier of fire-retardant chemicals for pressure treatment of wood, primarily in commercial construction, where applicable. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies nine of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the three largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase over 35 million pounds of scrap copper or other compounds containing copper, our key raw material, which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper price risk.

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

Carbon Materials and Chemicals

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our global marketing group in the United States. Our four coal tar distillation facilities and five carbon materials terminals give us the ability to offer customers multiple sourcing options and a consistent supply of high-quality products.

For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total as of December 31, 2018. Our CMC business has experienced challenges over the past several years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as North America, Western Europe and Australia have seen significant amounts of smelting capacity idled or closed over the last several years.

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

Creosote, carbon pitch, naphthalene, and carbon black feedstock are produced through the distillation of coal tar, a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: chemical oils, distillate, and carbon pitch.

In the United States, our primary coal tar raw material supply contracts generally have terms ranging from three to ten years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately eight years, extending indefinitely thereafter unless terminated by a one-year advance notice, and contains formula-based tar pricing. Our primary Australian supply contracts have terms ranging from five to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have a raw material contract in place with our joint venture partner. This contract is coterminous with the applicable joint venture arrangement and provides for formula-based pricing adjusted on a monthly or quarterly basis.

Technology and Licensing

In 1988, we acquired the “Koppers” trademark from Koppers Company, Inc. The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. Trademarks relating to our PC business, such as “MicroPro®”, “FlamePro®”, “Protim” and “Solignum” are important in this segment of our business, and as long as we continue to use the name “Koppers” and the trademarks associated with our wood preservation business and comply with applicable registration requirements, our right to use the name “Koppers” and the other trademarks should continue without expiration. The expiration of other trademark rights is not expected to materially affect our business.

Backlog

Generally, Koppers does not manufacture its products against a backlog of orders. Inventory and production levels are typically driven by expectations of future demand based on contractual obligations. Our RUPS business carries significant amounts of untreated crosstie inventory, which typically requires air-seasoning for a period of six- to nine-months.

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

Koppers Holdings Inc.     2018 Annual Report

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and could incur in the future significant costs if we fail to comply with regulations and responsibilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under “Risks Related to Our Business” and Note 20 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2018, we had 1,028 salaried employees and 1,201 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	378	810	1,188
Performance Chemicals	244	136	380
Carbon Materials and Chemicals	291	244	535
Administration	115	11	126
Total Employees	1,028	1,201	2,229

Approximately 550 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at four of our facilities covering approximately 150 employees are scheduled to expire during 2019.

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

◾

Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship with phthalic anhydride; however, during periods of excess supplies of phthalic anhydride, margins may be reduced despite high levels for orthoxylene prices.

◾

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene, or market indices derived from crude oil.

◾	Our profit margins at one of our coal tar distillation facilities has fluctuated with the market price of needle coke.
◾	We import certain raw materials that are used in our products that are, or may become, subject to tariffs and trade restrictions.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

As of December 31, 2018, we had total outstanding debt of $1,002.6 million, and approximately $179.0 million of additional unused borrowing capacity under our Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Revolving Credit Facility as described in Note 16 of the Notes to Consolidated Financial Statements. Our high degree of leverage could have important consequences to us, including:

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

Koppers Holdings Inc.     2018 Annual Report

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

In addition, under the Revolving Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Revolving Credit Facility. Upon the occurrence of an event of default under our Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such a declaration by the lenders under our Revolving Credit Facility would also constitute an event of default under our 2025 notes. Similarly, a default under our 2025 notes could also constitute an event of default under our Revolving Credit Facility. If we were unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Revolving Credit Facility. If the lenders under our Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Revolving Credit Facility, as well as our unsecured indebtedness, including notes.

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

Koppers Inc.’s Revolving Credit Facility contains minimum fixed charge coverage, a total leverage ratio, and a maximum senior secured leverage ratio. Additionally, the Revolving Credit Facility includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Our ability to borrow under Koppers Inc.’s Revolving Credit Facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

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

The interest rate of our Revolving Credit Facility is priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our Revolving Credit Facility such that the interest due to our creditors pursuant to our Revolving Credit Facility is calculated using LIBOR. Our Revolving Credit Facility contains a stated minimum value for LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities – Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Koppers Holdings Inc.     2018 Annual Report

condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful and the failure to do so could negatively impact our results of operations.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position, particularly in our PC business. While it is our practice to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached or may not provide meaningful protection for our trade secrets or proprietary know-how, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, cash flow and financial condition.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2018, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled $902.4 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. In the past four years, we have recognized a total of $21.9 million of fixed asset impairment charges at various CMC coal tar distillation facilities and RUPS wood treating plants. In 2015 we recognized a goodwill impairment charge of $67.2 million related to our CMC business segment. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

Although no one customer accounted for more than five percent of our net sales for the year ended December 31, 2018, our top ten customers accounted for approximately 34 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

Koppers Holdings Inc.     2018 Annual Report

◾

the European Union’s regulation under the Biocidal Products Regulation, which requires a biocidal product to be authorized by the European Chemicals Agency before it can be marketed or used in the European Union; and

◾	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2018 were $10.1 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2019 are expected to total approximately $9.1 million, funded by operations. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In the ordinary course of our business, we are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Since the passing of the Tax Act, additional guidance in the form of notices and proposed regulations which interpret various aspects of the Tax Act have been issued. As of the filing of this document, additional guidance is expected. Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may impact our financial results. We will continue to monitor all of these changes and will reflect the impact as appropriate in future financial statements. Many state and local tax jurisdictions are still determining how they will interpret elements of the Tax Act. Final state and local governments’ conformity, legislation and guidance relating to the Tax Act may have a material adverse effect on our cash flow and results of operations.

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

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand, China and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2018, net sales from products sold by our foreign subsidiaries accounted for approximately 40 percent of our total net sales.

Koppers Holdings Inc.     2018 Annual Report

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

For example, some of our operations are subject to the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR creates a range of new compliance obligations for companies that process personal data of European Union residents and increases financial penalties for non-compliance. We process personal data of our employees who are European Union residents and will continue dedicating financial resources and management time to GDPR compliance. We bear the cost of compliance with the GDPR and are subject to fines and penalties in the event of a breach of the GDPR, which could have an adverse impact on our business, financial condition or results of operations.

Political and financial instability can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s (the "U.K.") Membership of the European Union ("E.U.") (referred to as "Brexit"), advising for the exit of the U.K. from the E.U., resulted in significant volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

We are a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, pavement sealer, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Litigation could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

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

As of December 31, 2018, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $32.1 million. Our pension asset funding to total pension obligation ratio was 72 percent as of December 31, 2018. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $9.4 million at December 31, 2018.

During the years ended December 31, 2018 and December 31, 2017, we contributed $4.7 million and $12.1 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

We may be subject to information technology systems failures, network disruptions and breaches of data security, which could harm our relationships with our customers and third-party business partners, subject us to negative publicity and litigation and cause substantial harm to our business.

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

Koppers Holdings Inc.     2018 Annual Report

We have been subject to cyberattacks in the past, including phishing and malware incidents, and although no such attack has had a material adverse effect on our business, this may not be the case with future attacks. As the prevalence of cyberattacks continues to increase, our information technology systems may be subject to increased security threats and we may incur additional costs to upgrade and maintain our security measures in place to prevent and detect such threats. The security and privacy measures that our vendors and customers implement may not be sufficient to prevent and detect cyberattacks that could have a material adverse effect on our financial condition, results of operations and cash flows. While our vendor agreements typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyberattack, we cannot assure that such provisions will withstand legal challenges or cover all or any such damages.

In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our systems and networks. We also may be subject to additional vulnerabilities as we integrate the systems, computers, software and data of acquired businesses and third-party business partners into our networks and separate the systems, computers, software and data of disposed businesses from our networks.

There are no assurances that our security measures, our business continuity and disaster recovery plans or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or detect, or limit the impact of, cyberattacks or security breaches, and any such breaches could result in transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information, regulatory fines, penalties or litigation, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have not declared a dividend since November 2014.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc.     2018 Annual Report

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Utility poles	Arbuckle, California	Leased
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Utility poles	Blackstone, Virginia	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Denver, Colorado	Owned
Utility poles	Eutawville, South Carolina	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Jasper, Texas	Leased
Railroad crosstie materials recovery	L’Anse, Michigan	Leased
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crosstie materials recovery	Orange, Texas	Leased
Railroad crosstie materials recovery	Queen City, Texas	Leased
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Utility poles	Sweetwater, Tennessee	Owned
Pine products	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Christchurch, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Coal tar chemicals	Follansbee, West Virginia	Owned
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products	Pizhou, Jiangsu Province, China	Leased
Carbon products, phthalic anhydride	Stickney, Illinois	Owned

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of March 1, 2019. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	50	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	58	Global Vice President, Safety, Health, Environmental and Process Excellence, Koppers Inc.
Douglas J. Fenwick	53	Vice President, Performance Chemicals, Koppers Inc.
Leslie S. Hyde R. Michael Johnson	58 46	Vice President, Corporate Strategy and Risk Management, Koppers Inc. Vice President, Koppers Utility and Industrial Products, Koppers Inc.
Steven R. Lacy	63	Chief Administrative Officer, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
James A. Sullivan	55	Senior Vice President, Railroad Products and Services and Global Carbon Materials and Chemicals, Koppers Inc.
Michael J. Zugay	67	Chief Financial Officer and Treasurer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.

Mr. Ball has served as President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. since January 2015. From May 2014 through December 2014, Mr. Ball served as Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. From May 2014 until August 2014, Mr. Ball served as both Chief Operating Officer and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. He served as Vice President and Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. from September 2010 to May 2014. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.

Mr. Dowd has served as Global Vice President of Safety, Health, Environmental, and Process Excellence, Koppers Inc. since January 2016.  From July 2012 to December 2015, Mr. Dowd served as Vice President, North American Carbon Materials and Chemicals, Koppers Inc.

Mr. Fenwick has served as Vice President, Performance Chemicals, Koppers Inc. since May 2017. Mr. Fenwick has also served as Vice President of Koppers Performance Chemicals Inc. (formerly known as Osmose, Inc.) from our acquisition of Osmose, Inc. in August 2014. Also, prior to our acquisition of Osmose, Inc., Mr. Fenwick served as Vice President, Customer Services for Osmose, Inc. since May 2011.

Ms. Hyde has served as Vice President, Corporate Strategy and Risk Management since November 2017. From January 2016 to October 2017, Ms. Hyde served as Vice President, Risk Management and Deputy General Counsel of Koppers Inc. From January 2005 to December 2015, Ms. Hyde served as Vice President, Safety and Environmental Affairs of Koppers Inc.

Mr. Johnson has served as Vice President, Koppers Utility and Industrial Products since April 2018. From January 2010 to April 2018, he served as President and CEO of Cox Industries Inc., a privately-owned business specializing in the manufacturing and global distribution of pressure-treated utility poles and marine construction products, which we acquired in April 2018.

Mr. Lacy has served as Chief Administrative Officer, General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. since January 2018. Mr. Lacy had previously served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings Inc. since November 2004 and served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy has served as a Director of Koppers Inc. since May 2013.

Mr. Sullivan has served as Senior Vice President, Railroad Products and Services and Global Carbon Materials and Chemicals, Koppers Inc. since May 2018. Prior to that, Mr. Sullivan served as Senior Vice President, Global Carbon

Koppers Holdings Inc.     2018 Annual Report

Materials and Chemicals of Koppers Inc. from April 2014 to May 2018. Mr. Sullivan had been elected Vice President of Business Development, Koppers Inc. in June 2013.

Mr. Zugay has served as Chief Financial Officer and Treasurer of Koppers Holdings Inc. and Koppers Inc. since August 2018. Prior to that, Mr. Zugay served as Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. from August 2014 to August 2018. Prior to joining Koppers, Mr. Zugay was Co-Chief Executive Officer for Michael Baker Corporation (engineering and other consulting services) from December 2012 to October 2013. Mr. Zugay served as Chief Financial Officer of Michael Baker Corporation from February 2009 to January 2014. Mr. Zugay has served as a Director of Koppers Inc. since May 2015.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common stock at January 31, 2019 was 118.

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Nevertheless, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. We have not declared a dividend since November 2014. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

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

Issuer Purchases of Equity Securities

No shares were repurchased in the three months ended December 31, 2018 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $24.8 million. The repurchase program has no expiration date.

Koppers Holdings Inc.     2018 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2018. The selected historical consolidated financial data for each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018	2017	2016	2015	2014
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,710.2	$1,475.5	$1,416.2	$1,626.9	$1,555.0
Depreciation and amortization	50.8	49.8	52.9	59.0	44.0
Impairment and restructuring charges (1)	4.0	16.2	20.1	42.2	17.9
Goodwill impairment (2)	0.0	0.0	0.0	67.2	0.0
Operating profit (loss)	110.4	123.6	93.4	(29.6)	33.2
Interest expense	56.3	42.5	50.8	50.7	39.1
Income (loss) from continuing operations	28.8	31.3	27.1	(75.9)	(40.0)
Income (loss) from discontinued operations	0.4	(0.8)	0.6	(0.1)	0.6
Net income (loss) (3)	29.2	30.5	27.7	(76.0)	(39.4)
Net income (loss) attributable to Koppers	23.4	29.1	29.3	(72.0)	(32.4)
Earnings (loss) from Continuing Operations Per Common Share Data:
Basic – continuing operations	$1.10	$1.44	$1.39	$(3.50)	$(1.61)
Diluted – continuing operations	1.08	1.36	1.36	(3.50)	(1.61)
Weighted average common shares outstanding (in thousands):
Basic	20,871	20,754	20,636	20,541	20,463
Diluted	21,326	22,000	21,055	20,541	20,463
Balance Sheet Data:
Cash and cash equivalents	$40.6	$60.3	$20.8	$21.8	$51.1
Total assets (4)	1,479.9	1,200.2	1,087.5	1,137.9	1,308.4
Total debt (4)	990.4	677.0	662.4	722.3	836.0
Other Data:
Capital expenditures	$109.7	$67.5	$49.9	$40.7	$83.8
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$1.00

(1) Includes plant closure and severance costs totaling $3.9 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and plant closure costs totaling $0.1 million related to the restructuring of one RUPS wood treating plant in the United States for the year ended December 31, 2018. Includes plant closure and severance costs totaling $14.6 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and plant closure costs totaling $1.6 million related to the restructuring of two RUPS wood treating plants in the United States for the year ended December 31, 2017. Includes plant closure and severance costs totaling $13.2 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $6.9 million related to the restructuring of three RUPS wood treating plants in the United States for the year ended December 31, 2016. Includes plant closure and severance costs totaling $36.5 million related to the decision to discontinue coal tar distillation activities at two CMC plants located in the United States and two CMC plants located in the United Kingdom and plant closure and severance costs totaling $5.7 million related to the closure of the RUPS wood treating plant in Green Spring, West Virginia for the year ended December 31, 2015. Includes plant closure and severance costs totaling $13.2 million related to the closure of the Company’s coal tar distillation facility in Uithoorn, the Netherlands and fixed asset impairment charges totaling $4.7 million related to the Company’s coal tar distillation facility located in Tangshan China for the year ended December 31, 2014.

(2)	In 2015, the Company recorded a $67.2 million impairment charge related to goodwill for the CMC business segment.
(3)

Income tax expense (benefit) for 2018 and 2017 was impacted by $4.8 million and $20.5 million, respectively, related to the Tax Cuts and Jobs Act of 2017. Income tax expense (benefit) for 2015 and 2014 was impacted by $(16.1) million related to CMC goodwill impairment and $24.3 million related to a legal entity restructuring project, respectively.

(4)	The acquisition of UIP and KRR materially affect the comparability of these amounts for years prior to December 31, 2018.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia. We also provide rail joint bar products as well as various services to the railroad industry. In April 2018, we re-entered the North American utility pole market with the acquisition of Cox Industries, Inc., which has been renamed Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and construction and marine pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. In February 2018, Koppers Inc. acquired M.A. Energy Resources, LLC, a business related to the recovery of used crossties, which was renamed Koppers Recovery Resources LLC (“KRR”) subsequent to the acquisition.

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

Railroad and Utility Products and Services

We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada. In addition, we supply treated utility poles for the utility sector in the United States and Australia. The primary end-markets for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties, and the investor-owned utility industry which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement. Historically, North American demand for crossties had been in the range of 22-25 million annually. However, the crosstie replacement market has been significantly lower in recent years.  According to the Railway Tie Association (“RTA”), Class I railroads estimated crosstie installations of approximately 16 million in 2018 followed by a similar amount in 2019. For distribution poles, the demand has historically been in the range of two to three million annually. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

Koppers Holdings Inc.     2018 Annual Report

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

In 2018, the major companies in the rail industry again substantially reduced both operating and capital spending from peak spending levels, which had a negative impact on sales of various products and services that we provide to that industry. Current year revenues and profitability reflected a decline year-over-year due to the effects of lower demand caused by continued reductions in capital budgets for most North American Class I railroads. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers. Approximately 70 percent of our North American sales are under long-term contracts and we believe that we are positioned to maintain or grow our current market position.

According to the Association of American Railroads, the level of business activity for the railroad industry is dependent on, to a large extent, trends occurring in other sectors of the economy. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to trade relations, commodity prices and interest rates.  Rail traffic has continued to be relatively positive, with intermodal especially strong due to its close relation to consumer spending.  However, there has been weakness in some commodity categories. For the year ended December 31, 2018, total U.S. carload traffic was up 1.8 percent from last year while intermodal units were up 5.5 percent from the prior year. For the year ended December 31, 2018, combined U.S. traffic for carloads and intermodal units was 3.7 percent higher than prior year. Although year-over-year rail traffic has steadily increased during the past several years, the amount of heavy-haul loads such as coal and fracking sands have declined significantly from historical levels. As a result, this translates into lighter-weight loads having less wear on tracks and ties.

Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on reducing their operating costs and working capital. As a result, the demand for treated crossties for 2018 has been relatively flat to lower than the prior year. In 2019, we expect demand to stabilize and modestly improve in the second half of the year, contingent on the availability of lumber for untreated crosstie production.

In terms of raw material, there was less available inventory of untreated crossties from the saw mills during 2018 and lumber prices increased dramatically due to a wet spring and summer affecting production. Currently, the RTA reports that the hardwood lumber demand has been softening with sharp declines in hardwood lumber sales volumes due to changing economic conditions in China. In addition, the potential effects from impending tariffs on trade between China and the U.S. may negatively impact the hardwood industry and the availability of lumber. For much of 2018, we experienced a tightness in the supply of untreated crosstie supply which challenged our ability to procure needed inventory.  However, that seems to be alleviated somewhat as demand from China has softened.  In the early part of 2019, many saw mills are again experiencing challenges related to unfavorable weather conditions hampering the procurement of untreated crossties. To the extent that we can build our untreated tie inventory, we anticipate having higher levels of dry crosstie inventory ready for treatment.

In addition, over the last several years, certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. Going forward, we estimate that the remaining potential impact of this transition could be a further increase of working capital by approximately $50 million primarily due to higher inventory, and the associated revenue cycle could be temporarily extended for approximately six to nine months, for approximately $50 million in total. The actual timing of this impact will be dependent on the date, if at all, the remaining customer makes the transition.

From a long-term perspective, there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia, New Zealand and Africa. We believe that PC is the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters who supply pressure treated wood products to large retailers and independent lumber dealers. These retailers and dealers, in turn, serve the residential, agricultural and industrial pressure-treated wood market. Our primary products are copper-based wood preservatives, including micronized copper azole (“MicroPro®”) and micronized pigments (“MicroShades®”).

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes continues to show mixed signals. According to the National Association of Realtors® (“NAR”), existing home sales declined in December after two consecutive months of increases.  None of the four major U.S. regions saw a gain in sales activity in the month.  The NAR reported that total existing-home sales decreased 6.4 percent from November and was down 10.3 percent from a year ago.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the annual growth in the national market for home improvement and repair has been revised lower and is now expected to grow 5.1 percent compared to 7.5 percent previously.  Even so, LIRA projects that spending on these areas is still anticipated to expand to more than $350 billion nationally.

The Conference Board Consumer Confidence Index® decreased in December to 128.1, down from 136.4 in November.  Consumers’ assessment of current conditions has declined, which is attributed to an increasing concern that the pace of economic growth will begin moderating in the first half of 2019.

From a margin perspective, our profitability has been unfavorably impacted by rising raw material costs, primarily due to copper prices which began to trend higher in 2017 and continuing into 2018 but has pulled back from highs reached in the first half of 2018. Our strategy is to hedge a majority of our requirements over a two-to-three year time frame in order to provide short-term certainty and visibility of our cost structure by lessening the impact that may arise in commodity markets. In a rising copper price environment such as in the past eighteen months, our average hedged prices have increased from prior year and we expect that to continue in 2019. We have begun hedging for our input needs in 2020 and as long as copper prices remain at current levels, we anticipate a year-over-year benefit for that time period. We have implemented pricing actions, where possible, to partially offset the impact of higher input costs.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. We currently supply our North American RUPS business with 100 percent of its creosote requirements. As discussed in the RUPS outlook, there has been a decrease starting in 2017 with respect to spending for railroad infrastructure. This results in a shift in excess distillate production to the commodity carbon black feedstock market until demand stabilizes for creosote and eventually returns to higher levels.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. However, beginning in 2018, aluminum production in the U.S. increased to some extent as tariffs are being imposed on certain imported steel and aluminum products that has stimulated restarts of previously idled capacity. This development has resulted in additional demand for carbon pitch in the United States that can likely only be sustained through a continuation of current trade policy.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the

Koppers Holdings Inc.     2018 Annual Report

past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the U.S. more efficiently. As a result, our raw material needs in North America have been significantly less than historically required.  In early 2017, we entered into several new long-term supply agreements to further lower our exposure to coal tar availability risk and volatile end markets.

In recent quarters, there has been an overall tightening market supply of coal tar and carbon pitch in China and it has put upward pressure on both raw materials and finished product pricing. This is due to an ongoing shutdown of older steel and coking capacity that does not meet environmental and emissions requirements. In turn, the shutdowns have resulted in increased demand for products requiring coal tar pitch, including needle coke used for producing electrodes that go into electric arc steel production, which is the primary market that we serve in China. As a result, our coal-tar distillation facility constructed in 2015 serving those markets has a competitive advantage. During 2018, pricing for coal tar products in the region moderated but remains relatively strong compared to prior year. For the external markets served by our CMC business, we anticipate that while Europe, North America and Australia will benefit from favorable demand levels, the margin will be negatively impacted by higher cost of raw materials in 2019.

With respect to our largest customer in China, we believe that the pricing we have received has been understated for a number of quarterly periods. While we continue to engage in discussions with this customer and hope to resolve the disagreement in accordance with certain provisions in our contractual relationship, we have not recognized any incremental revenue associated with the higher price that we believe is accurate. Therefore, our sales and margin in China were negatively impacted in 2018 due to lower volume requirements from this customer.

Going forward, the stronger demand has had a positive effect on pricing for the key raw material that we provide to this industry.

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

As a result of the reduction in operating capacity at the seven closed or sold coal tar distillation facilities, we have incurred substantial restructuring and impairment costs over the last four years. As a result of these initiatives, we expect additional restructuring and related charges to earnings of $5.0 million to $7.0 million through 2020. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $20 million through 2021. There may be additional curtailments or closures at our other CMC facilities as part of our efforts to reduce our cost structure and improve capacity utilization in our business. In October 2018, we completed the sale of our Clairton, Pennsylvania facility and, in doing so, transferred cash along with substantially all assets at the facility to the purchaser in exchange for the purchaser assuming certain historical and future obligations, including full responsibility for facility decommissioning, demolition and site restoration.

Through these restructuring initiatives, we are significantly transforming our CMC business model by streamlining the operating footprint and reducing our primary reliance on and exposure to the carbon pitch markets.  In addition, the construction of a new naphthalene unit at our Stickney, Illinois, facility, which we completed commissioning in the third quarter of 2018, is anticipated to result in additional production efficiencies and cost savings going forward. All intermediate feedstocks are now being processed in Stickney as the new unit is now fully online. We believe that the extensive and ongoing efforts to reduce our fixed cost structure will result in a sustainable improvement in earnings in addition to lower volatility in cash flow.

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

Results of Operations – Comparison of Years Ended December 31, 2018 and December 31, 2017

Consolidated Results

Net sales for the years ended December 31, 2018 and 2017 are summarized by segment in the following table:

	Year Ended December 31,
	2018	2017	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$634.8	$512.6	24%
Performance Chemicals	420.0	411.2	2%
Carbon Materials and Chemicals	655.4	551.7	19%
	$1,710.2	$1,475.5	16%

RUPS net sales for the year ended December 31, 2018 increased by $122.2 million or 24 percent compared to the prior year. The sales increase was primarily due to the acquisitions of UIP and KRR in the current year as well as volume increases in the commercial tie and rail joint markets in the current year. These increases were offset by lower treating volumes of Class I crossties. Sales of Class I crossties declined by $61.7 million. This was primarily due to decreased spending in the rail industry, particularly the Class I market as certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. More recently, a lack of dry crosstie inventory has also contributed to reduced treating volumes.

PC net sales for the year ended December 31, 2018 increased by $8.8 million or two percent compared to the prior year. The slightly higher sales were due primarily to higher volumes in Australasia for light organic solvent preservatives as well as a favorable mix of pricing and demand in North America. During the year, price volatility in the lumber market limited customer inventory and reduced customer demand for copper-based wood preservatives.

CMC net sales for the year ended December 31, 2018 increased by $103.7 million or 19 percent compared to the prior year due mainly to higher sales prices for carbon pitch, carbon black feedstock and naphthalene partially offset by reduced volumes in North America and Europe. In Australia and Europe, higher sales prices for carbon pitch and carbon black feedstock were driven primarily by higher raw material cost and increases in global benchmark oil pricing.

Cost of sales as a percentage of net sales was 80 percent for the year ended December 31, 2018, compared to 78 percent in the prior year. Higher gross margins for CMC were driven by higher sales prices for carbon pitch, carbon black feedstock and naphthalene. These were offset by lower gross margins for PC driven by higher raw material costs and lower gross margins for RUPS due to reduced sales volumes of crossties in the Class I market combined with reduced margins as a result of higher raw material supply costs.

Depreciation and amortization charges for the year ended December 31, 2018 were $1.0 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit construction at our CMC plant in Stickney, Illinois along with depreciation and amortization from our acquisitions in the current year period.

Loss on sale of assets of $8.3 million for the year ended December 31, 2018 reflects sales of our coal tar distillation facility in Clairton, Pennsylvania and our specialty chemicals business in the United Kingdom within our CMC segment as well as a sale of assets in the United Kingdom within our PC segment.

Impairment and restructuring charges were $12.2 million lower for the year ended December 31, 2018 due mainly to prior year charges for restructuring-related storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia. Current year charges consist primarily of remaining restructuring-related costs and depreciation at our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the year ended December 31, 2018 were $29.1 million higher when compared to the prior year period due primarily to $18.5 million of incremental costs within KRR and UIP, $6.5 million of acquisition-related expenses and $3.3 million from higher compensation expense.

Interest expense for the year ended December 31, 2018 was $13.8 million higher than the prior year period primarily due to the higher average debt level to fund our acquisitions of UIP and KRR.

Loss on pension settlement was $10.0 million in 2017. In the fourth quarter of 2017, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan. Approximately 100 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $3.1 million and the Company recorded a pension settlement charge of $1.2 million related to this transaction.

In the third quarter of 2017, the Company completed an irrevocable transaction with an insurance company to annuitize approximately $31 million of retiree pension obligations in its U.S. qualified defined benefit pension plan for a selected

Koppers Holdings Inc.     2018 Annual Report

group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. The Company recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

Loss on extinguishment of debt for the year ended December 31, 2017 was $13.3 million. In 2017, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new Revolving Credit Facility and recorded a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Income taxes for the year ended December 31, 2018 were $3.0 million lower when compared to the prior year period.

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate to 21 percent from 35 percent and imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Beginning in 2018, the Tax Act also requires an income inclusion of foreign corporations’ global intangible low-taxed income or GILTI and also introduces a limitation on the amount of interest expense that is deductible.

In the year ended December 31, 2017, the Company recorded an estimate of this one-time transition tax and recorded a charge to income tax expense of $13.1 million. As a result of the corporate rate reduction to 21 percent, the Company recorded a charge of $7.4 million to adjust the carrying value of our net deferred tax assets in the U.S.

In the year ended December 31, 2018, the Company completed its analysis of the impact of the one-time transition tax and the adjustment to our net deferred tax assets in the U.S. and recorded an additional $4.7 million of income tax expense.

The Company has included the impact of the GILTI inclusion and the limitation on deductible interest expense in its 2018 tax provision. Although the interest expense deduction that is disallowed in the current year can be carried forward to future years, the Company has concluded that, in the foreseeable future, it will not be able to benefit from the disallowed interest expense deduction. Therefore, a valuation allowance has been recorded against this deferred tax asset.  The Company has recorded income tax expense of $15.6 million for the impact of the GILTI inclusion and the limitation on deductible interest expense.

The effective income tax rate for the year ended December 31, 2018 was 47.4 percent. The effective income tax rate is higher than the U.S. statutory income tax rate of 21.0 percent due to the impact of the Tax Act partially offset with the reversal of a valuation allowance for a subsidiary in China that will be able to realize its net operating losses.

The effective income tax rate for the year ended December 31, 2017 was 48.1 percent. The effective income tax rate is higher than the U.S. statutory income tax rate of 35.0 percent due to the impact of the Tax Act. This increase due to the Tax Act is partially offset by a significant amount of foreign pre-tax earnings that are taxed at income tax rates lower than the U.S. statutory income tax rate.

Segment Results

Segment operating profit for the years ended December 31, 2018 and 2017 is summarized by segment in the following table:

	Year Ended December 31,
	2018	2017	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$5.9	$26.2	-77%
Performance Chemicals	36.2	71.4	-49%
Carbon Materials and Chemicals	70.7	28.0	153%
Corporate	(2.4)	(2.0)	-20%
	$110.4	$123.6	-11%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	0.9%	5.1%	-4.2%
Performance Chemicals	8.6%	17.4%	-8.8%
Carbon Materials and Chemicals	10.8%	5.1%	5.7%
	6.5%	8.4%	-1.9%

RUPS operating profit for the year ended December 31, 2018 decreased by $20.3 million or 77 percent compared to the prior year. Operating profit as a percentage of sales decreased to 0.9 percent from 5.1 percent. Operating profit as a percentage of net sales for the year ended December 31, 2018 was impacted by reduced treating volumes of crossties to Class I customers. Additionally, we have experienced margin pressure from higher costs of raw materials from saw mills due to increased demand. The segment was also negatively impacted by $6.0 million in the current year period due to inventory purchase price fair value adjustments from the UIP acquisition.

PC operating profit decreased by $35.2 million or 49 percent compared to the prior year. Operating profit as a percentage of net sales for PC decreased to 8.6 percent from 17.4 percent in the prior year. Higher raw material prices, selling, general and administrative expenses, and transportation costs along with short-term supply disruptions more than offset our slight increase in sales for the year ended December 31, 2018. In addition, the current year period was unfavorably impacted by a net amount of $16.0 million due to changes in unrealized gains and losses from our copper swap contracts as compared to the prior year period.

CMC operating profit for the year ended December 31, 2018 increased by $42.7 million or 153 percent compared to the prior year. Operating profit as a percentage of net sales for CMC increased to 10.8 percent from 5.1 percent in the prior year period. Operating profit for the year ended December 31, 2018 was positively affected by higher sales prices for most products and regions within the segment, primarily attributed to carbon pitch, and a more streamlined and efficient cost structure. These positive results were partially offset by reduced margins in China due to the impact of a temporary plant curtailment of our largest customer, lower sales volumes in North America, Australasia and Europe and higher raw material costs in Australasia and Europe.

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

Koppers Holdings Inc.     2018 Annual Report

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

Gain on sale of assets of $2.1 million for the year ended December 31, 2016 reflected the sale of our CMC tar distillation properties and assets in the United Kingdom in July 2016.

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

Selling, general and administrative expenses for the year ended December 31, 2017 were $5.9 million higher when compared to the prior year due mainly to increases in consulting costs and stock-based compensation expense offset by decreases in customer development costs.

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

Income taxes for the year ended December 31, 2017 were $17.6 million higher when compared to the prior year period. The increase in tax expense is primarily due to the Tax Act.

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

Segment Results

Segment operating profit for the years ended December 31, 2017 and 2016 is summarized by segment in the following table:

	Year Ended December 31,
	2017	2016	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$26.2	$54.1	-52%
Performance Chemicals	71.4	63.5	12%
Carbon Materials and Chemicals	28.0	(22.6)	224%
Corporate	(2.0)	(1.6)	-25%
	$123.6	$93.4	32%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	5.1%	9.2%	-4.1%
Performance Chemicals	17.4%	16.1%	1.2%
Carbon Materials and Chemicals	5.1%	(5.2)%	10.3%
	8.4%	6.6%	1.8%

Railroad and Utility Products and Services operating profit for the year ended December 31, 2017 decreased by $27.9 million or 52 percent compared to the prior year. Operating profit as a percentage of sales decreased to 5.1 percent from 9.2 percent. Operating profit as a percentage of net sales for the year ended December 31, 2017 was impacted by reduced sales volumes of crossties and railroad services combined with reduced margins in the commercial crosstie market as a result of inventory over-supply in the commercial market. The negative impact from these factors was slightly offset by favorable volumes and sales mix of rail joint products and utility products.

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

Carbon Materials and Chemicals operating profit for the year ended December 31, 2017 increased by $50.6 million or 224 percent compared to the prior year. Operating profit as a percentage of net sales for CMC increased to 5.1 percent from a loss of 5.2 percent in the prior year period. Operating profit for the year ended December 31, 2017 was positively affected by lower raw material and shipping costs and higher sales prices in certain regions. In addition to this, in recent quarters there has been an overall tightened market supply of coal tar and carbon pitch in China. This is due to an ongoing shutdown of steel and coking capacity that does not meet environmental and emissions requirements. The pricing for coal tar products in the region has increased significantly and as a result, our recently constructed coal-tar distillation facility serving those markets has a competitive advantage. These positive impacts were partially offset by lower sales volumes in North America and certain costs incurred, such as asset retirement charges, as we continue to consolidate our North American footprint.

Cash Flow

Net cash provided by operating activities was $78.3 million for the year ended December 31, 2018 as compared to net cash provided by operating activities of $101.8 million for the year ended December 31, 2017. The net decrease of $23.5 million in cash provided by operations was due primarily to higher working capital usage of $20.3 million compared to the prior year period principally as a result of an increase in inventory of $18.3 million as one of our Class I railroad customers within RUPS has shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. An additional increase in inventory from CMC is due to higher raw material prices.

Koppers Holdings Inc.     2018 Annual Report

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

Net cash used in investing activities was $376.4 million for the year ended December 31, 2018 as compared to net cash used in investing activities of $56.5 million for the year ended December 31, 2017. The increase in cash used for investing activities of $319.9 million is primarily due to $264.0 million of net cash used for acquisitions as well as incremental current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018.

Net cash used in investing activities was $56.5 million for the year ended December 31, 2017 as compared to net cash used in investing activities of $53.7 million for the year ended December 31, 2016. The increase in net cash used by investing activities of $2.8 million is primarily due to capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois offset by cash proceeds of $9.5 million from the loan repayment by Tangshan Kailuan Koppers Carbon Chemical Company Limited (“TKK”).

Net cash provided by financing activities was $282.8 million for the year ended December 31, 2018 as compared to net cash used in financing activities of $5.9 million for the year ended December 31, 2017. The cash provided by financing activities in the current period reflected net borrowings of $314.6 million to primarily fund acquisitions and capital expenditures and repurchases of common stock of $31.8 million. The cash provided by financing activities in the prior year period reflected net borrowings of revolving credit of $54.3 million and net repayments of long-term debt of $46.7 million, payment of debt issuance costs of $11.0 million from the issuance of new debt and repurchases of common stock of $5.2 million.

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

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Revolving Credit Facility prohibits Koppers Inc. from making dividend payments to Koppers Holdings unless (1) such dividend payments are permitted by the indenture governing Koppers Inc.’s $500 million Senior Notes due 2025 (the “2025 Notes”), (2) no event of default or potential default has occurred or is continuing under our Revolving Credit Facility, and (3) we are in pro forma compliance with our fixed charge coverage ratio covenant after giving effect to such dividend. The indenture governing the 2025 Notes restricts Koppers Inc.’s ability to finance our payment of dividends if (1) a default has occurred or would result from such financing, (2) Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the indenture, is not able to incur additional indebtedness (as defined in the indenture), and (3) the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2018, the basket totaled $130.2 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s Revolving Credit Facility may restrict the ability of Koppers Inc. to pay dividends. Koppers Holdings last declared a dividend in November 2014 and does not expect to declare any dividends for the foreseeable future.

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

As of December 31, 2018, we had $179.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2018, $31.9 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2018 (dollars in millions):

Cash and cash equivalents(1)	$40.6
Amount available under revolving credit facility	179.0
Total estimated liquidity	$219.6

(1)	Cash includes approximately $36.9 million held by foreign subsidiaries.

Our estimated liquidity was $263.6 million at December 31, 2017.

Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital maintenance programs, liability transfers of closed facilities and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2019, excluding acquisitions, if any, are expected to total approximately $30 million and are expected to be funded by cash from operations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2018. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	2019	2020-2021	2022-2023	Later years	Total
(in millions)
Long-term debt (1)	$11.6	$38.4	$452.6	$500.0	$1,002.6
Interest on debt	57.6	111.7	60.0	30.0	259.3
Operating leases	30.3	41.9	25.9	36.0	134.1
Federal tax payments (2)	0.8	0.8	1.8	1.3	4.7
Purchase commitments (3)	180.7	247.1	203.6	256.1	887.5
Total contractual cash obligations	$281.0	$439.9	$743.9	$823.4	$2,288.2

(1)	Consists primarily of the maturity of the Senior Notes due 2025 and Revolving Credit Facility that will mature in 2023.
(2)	Relates to the transition tax in accordance with the Tax Act.
(3)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $3.6 million in 2019. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 in our consolidated financial statements.

As of December 31, 2018, there was $7.0 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Koppers Holdings Inc.     2018 Annual Report

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2018. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
					Total
					Amounts
	2019	2020-2021	2022-2023	Later years	Committed
(in millions)
Lines of credit (unused)	$0.0	$0.0	$390.0	$0.0	$390.0
Term Loan	10.0	20.0	62.5	0.0	92.5
Standby letters of credit	31.9	0.0	0.0	0.0	31.9
Total other commercial commitments	$41.9	$20.0	$452.5	$0.0	$514.4

Debt Covenants at December 31, 2018

The covenants that affect availability of the Revolving Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2018 was 1.35.

◾

The senior secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.25. The leverage ratio at December 31, 2018 was 2.39.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.50. The leverage ratio at December 31, 2018 was 4.73.

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

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2018, 2017 and 2016, exchange rate fluctuations resulted in a decrease to comprehensive income of $25.6 million, an increase of $17.0 million and a decrease of $4.3 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $0.6 million, $(2.3) million and $(1.3) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Revenue Recognition.  We recognize revenue upon the completion of performance obligations under contracts with our customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with our customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. We also have certain arrangements where revenue is recognized under the contract where control of the goods or services had been transferred to the customer prior to shipment. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. Shipping and handling costs are included as a component of cost of sales.

We also recognize revenue related to the procurement of certain untreated railroad crossties upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided and the performance obligation is satisfied.

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

Goodwill valuations are performed using projected operating results of the relevant reporting units. We have three reporting units for purposes of goodwill evaluation. These units consist of our PC operating segment, our Railroad Products and Services reporting unit and our Utility Products reporting unit. Railroad Products and Services and Utility Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in the United States and the Utility Products reporting unit serves the utility industries in the United States and Australia.

Goodwill remaining on our consolidated balance sheet at December 31, 2018 is $296.5 million. We determined that no impairment of goodwill at any of our reporting units was required as of December 31, 2018.

Identifiable intangible assets are valued at fair value upon the acquisition of a business. Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $188.0 million as of December 31, 2018. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2018 our balance sheet included $15.5 million of deferred tax assets, which is net of a $59.9 million valuation allowance. We also had $6.8 million of deferred tax liabilities resulting in net deferred tax assets of $8.7 million, substantially all related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

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

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2018, we recorded additional asset retirement obligations of $0.8 million principally related to the retirement of water containment systems and storage tank and railcar cleaning costs in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Pension and Postretirement Benefits.  Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

◾	the discount rate for measuring the present value of future plan obligations;
◾	the expected long-term return on plan assets;

Koppers Holdings Inc.     2018 Annual Report

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2018, we use our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $4.4 million and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.3 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 to 40 percent equity securities and 60 to 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 4.83 percent for 2018 defined benefit pension expense. Decreasing the 4.83 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.4 million.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2018. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2018, we had outstanding copper swap contracts totaling 48.8 million pounds and the fair value of these contracts resulted in a loss of $9.2 million. A portion of the loss totaling $6.8 million, before tax, is recognized in other comprehensive income and a portion of the loss totaling $2.4 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2018 market price of copper, the fair value of these contracts would be a loss of $22.5 million. This hypothetical loss would be allocated $16.5 million to other comprehensive income and $6.0 million would be recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. credit agreement.

At December 31, 2018 we had $500.0 million of fixed rate debt and $490.4 million of variable rate debt. Our ratio of fixed rate debt to variable rate debt at December 31, 2018 was approximately 102 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2018 would have increased the unrealized fair market value of the fixed rate debt by approximately $5.2 million. The earnings and cash flows for the year ending December 31, 2018, assuming a one percentage point increase in interest rates, would have decreased approximately $4.9 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Canada, China, Denmark, the Netherlands, New Zealand, and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2018, would be a reduction of approximately $7.9 million.

Koppers Holdings Inc.     2018 Annual Report

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

Management has excluded Koppers Utility and Industrial Products Inc. (“UIP”) and Koppers Recovery Resources LLC (“KRR”) from its assessment of internal controls over financial reporting as of December 31, 2018 its acquisitions of UIP and KRR effective April 10, 2018 and February 28, 2018, respectively. UIP and KRR are wholly-owned subsidiaries and their combined total assets of $275.0 million and total revenues of $163.0 million are included in the consolidated financial statements of Koppers Holdings Inc. as of and for the year ended December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2018. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 43.

March 1, 2019

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer and Treasurer

Koppers Holdings Inc.     2018 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Koppers Utility and Industrial Products (“UIP”) and Koppers Recovery Resources LLC (“KRR”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, UIP and KRR’s internal controls over financial reporting associated with total assets of $275 million and total revenues of $163 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of UIP and KRR.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2019

Koppers Holdings Inc.     2018 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Pittsburgh, Pennsylvania
March 1, 2019

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions, except per share amounts)
Net sales	$1,710.2	$1,475.5	$1,416.2
Cost of sales	1,375.1	1,153.4	1,126.2
Depreciation and amortization	50.8	49.8	52.9
Loss (gain) on sale of assets	8.3	0.0	(2.1)
Impairment and restructuring charges	4.0	16.2	20.1
Selling, general and administrative expenses	161.6	132.5	125.7
Operating profit	110.4	123.6	93.4
Other income, net	0.7	2.5	0.3
Interest expense	56.3	42.5	50.8
Loss on pension settlements	0.0	10.0	4.4
Loss on extinguishment of debt	0.0	13.3	0.0
Income before income taxes	54.8	60.3	38.5
Income tax provision	26.0	29.0	11.4
Income from continuing operations	28.8	31.3	27.1
Income (loss) from discontinued operations, net of tax (expense) benefit of $(0.4), $0.2 and $(0.3)	0.4	(0.8)	0.6
Net income	29.2	30.5	27.7
Net income (loss) attributable to noncontrolling interests	5.8	1.4	(1.6)
Net income attributable to Koppers	$23.4	$29.1	$29.3
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.10	$1.44	$1.39
Discontinued operations	0.02	(0.04)	0.03
Earnings per basic common share	$1.12	$1.40	$1.42
Diluted -
Continuing operations	$1.08	$1.36	$1.36
Discontinued operations	0.02	(0.04)	0.03
Earnings per diluted common share	$1.10	$1.32	$1.39
Weighted average shares outstanding (in thousands):
Basic	20,871	20,754	20,636
Diluted	21,326	22,000	21,055

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Net income	$29.2	$30.5	$27.7
Changes in other comprehensive income:
Currency translation adjustment	(25.6)	17.0	(4.3)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $10.0, $(3.5) and $(8.0)	(25.2)	6.1	12.9
Change in accounting standard	0.3	0.0	0.0
Unrecognized pension prior service benefit, net of tax benefit of $0.1, $0.0 and $0.0	(0.6)	0.0	0.0
Unrecognized pension net (loss) gain, net of tax benefit (expense) of $0.2, $(2.8) and $(2.0)	(0.5)	8.8	2.3
Total comprehensive (loss) income	(22.4)	62.4	38.6
Comprehensive income (loss) attributable to noncontrolling interests	5.0	1.7	(1.9)
Comprehensive (loss) income attributable to Koppers	$(27.4)	$60.7	$40.5

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2018 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$40.6	$60.3
Accounts receivable, net of allowance of $2.5 and $2.5	189.7	159.2
Income tax receivable	2.8	1.7
Inventories, net	284.7	236.9
Other current assets	22.5	48.6
Total current assets	540.3	506.7
Property, plant and equipment, net	417.9	328.0
Goodwill	296.5	188.2
Intangible assets, net	188.0	129.6
Deferred tax assets	15.5	18.4
Other assets	21.7	29.3
Total assets	$1,479.9	$1,200.2
Liabilities
Accounts payable	$177.2	$141.9
Accrued liabilities	109.9	127.9
Current maturities of long-term debt	11.6	11.4
Total current liabilities	298.7	281.2
Long-term debt	978.8	665.6
Accrued postretirement benefits	48.2	46.3
Deferred tax liabilities	6.8	7.3
Other long-term liabilities	80.4	94.0
Total liabilities	1,412.9	1,094.4
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,028,957 and 22,384,476 shares issued	0.2	0.2
Additional paid-in capital	206.0	190.6
Retained earnings	27.2	7.4
Accumulated other comprehensive loss	(87.2)	(40.1)
Treasury stock, at cost, 2,480,213 and 1,606,028 shares	(90.0)	(58.2)
Total Koppers shareholders’ equity	56.2	99.9
Noncontrolling interests	10.8	5.9
Total equity	67.0	105.8
Total liabilities and equity	$1,479.9	$1,200.2

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$29.2	$30.5	$27.7
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	50.8	49.8	52.9
Impairment of long-lived assets	0.0	3.7	3.5
Loss on extinguishment of debt	0.0	13.3	0.0
Loss (gain) on disposal of investments	0.7	(1.5)	0.0
Insurance proceeds	(1.5)	0.0	0.0
Loss (gain) on sale of assets	8.3	0.0	(2.1)
Deferred income taxes	9.1	1.6	(0.1)
Change in other liabilities	(22.6)	(21.1)	(5.0)
Non-cash interest expense	2.4	2.1	5.7
Stock-based compensation	12.5	10.6	8.9
Loss on pension settlement	0.0	10.0	4.4
Other - net	6.1	(0.8)	1.9
Changes in working capital:
Accounts receivable	(7.7)	(16.0)	12.7
Inventories	(18.3)	0.7	(3.3)
Accounts payable	30.8	(13.6)	5.0
Accrued liabilities	(27.0)	31.2	8.4
Other working capital	5.5	1.3	(1.1)
Net cash provided by operating activities	78.3	101.8	119.5
Cash (used in) provided by investing activities:
Capital expenditures	(109.7)	(67.5)	(49.9)
Acquisitions, net of cash acquired	(264.0)	0.0	0.0
Insurance proceeds	1.5	0.0	0.0
Repayments received on loan	0.0	9.5	0.0
Net cash (used in) provided by divestitures and asset sales	(4.2)	1.5	(3.8)
Net cash used in investing activities	(376.4)	(56.5)	(53.7)
Cash provided by (used in) financing activities:
Net increase (decrease) in revolving credit facility borrowings	234.9	54.3	(29.7)
Borrowings of long-term debt	100.0	500.0	0.0
Repayments of long-term debt	(20.3)	(546.7)	(31.7)
Issuances of Common Stock	2.9	2.7	0.4
Repurchases of Common Stock	(31.8)	(5.2)	(0.3)
Payment of debt issuance costs	(2.9)	(11.0)	(1.4)
Net cash provided by (used in) financing activities	282.8	(5.9)	(62.7)
Effect of exchange rate changes on cash	(4.4)	0.1	(4.1)
Net (decrease) increase in cash and cash equivalents	(19.7)	39.5	(1.0)
Cash and cash equivalents at beginning of period	60.3	20.8	21.8
Cash and cash equivalents at end of period	$40.6	$60.3	$20.8
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$49.8	$37.6	$42.7
Income taxes	25.9	16.6	11.6
Noncash investing activities:
Accrued capital expenditures	3.7	7.8	0.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2018 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	190.6	176.5	167.8
Employee stock plans	12.5	11.4	8.7
Issuance of common stock	2.9	2.7	0.0
Balance at end of year	206.0	190.6	176.5
Retained earnings (accumulated deficit)
Balance at beginning of year	7.4	(24.7)	(54.0)
Net income attributable to Koppers	23.4	29.1	29.3
Tax reform rate change reclassification	0.0	3.2	0.0
Change in accounting standards	(3.6)	(0.2)	0.0
Balance at end of year	27.2	7.4	(24.7)
Accumulated other comprehensive (loss) income
Currency translation adjustment:
Balance at beginning of year	(13.8)	(30.6)	(26.6)
Change in currency translation adjustment	(24.7)	16.8	(4.0)
Balance at end of year	(38.5)	(13.8)	(30.6)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	15.8	6.9	(6.0)
Tax reform rate change reclassification	0.0	2.8	0.0
Change in accounting standard, net of tax expense of $1.3	3.9	0.0	0.0
Reclassification of unrealized (gains) losses on cash flow hedges to expense, net of tax benefit (expense) of $2.5, $5.0 and $(3.7)	(7.4)	(7.1)	5.6
Change in cash flow hedges, net of tax benefit (expense) of $7.5, $(8.5) and $(4.3)	(17.8)	13.2	7.3
Balance at end of year	(5.5)	15.8	6.9
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	0.0	0.0	0.0
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.1, $0.0 and $0.0	(0.6)	0.0	0.0
Balance at end of year	(0.6)	0.0	0.0
Unrecognized pension net loss:
Balance at beginning of year	(42.1)	(44.9)	(47.2)
Tax reform rate change reclassification	0.0	(6.0)	0.0
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $0.4, $4.4 and $2.3	1.1	7.3	3.9
Revaluation of unrecognized pension net loss, net of tax benefit of $0.5, $0.2 and $0.3	(1.6)	1.5	(1.6)
Balance at end of year	(42.6)	(42.1)	(44.9)
Total balance at end of year	(87.2)	(40.1)	(68.6)
Treasury stock
Balance at beginning of year	(58.2)	(53.0)	(52.7)
Purchases	(31.8)	(5.2)	(0.3)
Balance at end of year	(90.0)	(58.2)	(53.0)
Total Koppers shareholders’ equity – end of year	56.2	99.9	30.4
Noncontrolling interests
Balance at beginning of year	5.9	4.2	6.1
Net income (loss) attributable to noncontrolling interests	5.8	1.4	(1.6)
Currency translation adjustment	(0.9)	0.3	(0.3)
Balance at end of year	10.8	5.9	4.2
Total equity – end of year	$67.0	$105.8	$34.6

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

Revenue recognition – Effective January 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Koppers Holdings Inc.     2018 Annual Report

Revenue is recognized upon the completion of performance obligations under the Company’s contracts with customers and when control of a good or service is transferred to the customer. Substantially all of the Company’s contracts with its customers are ship and invoice arrangements where revenue is recognized when the Company completes its’ performance obligations and transfers control to the customer. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, the Company transfers control and revenue is recognized at the point of destination. Payment terms on ship and invoice arrangements are typically within 45 days. Shipping and handling costs are included as a component of cost of sales.

The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided and the performance obligation is satisfied. Payment on sales of untreated railroad crossties and wood treating services are generally due within 30 days of the invoice date.

For periods prior to January 1, 2018 the Company recognized revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurred at the point of shipment; however in certain circumstances as shipping terms dictate, the Company recognized revenue at the point of destination.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 53 percent and 52 percent of the FIFO inventory value at December 31, 2018 and 2017, respectively. In 2018, 2017 and 2016, we recorded inventory write-downs of $1.0 million, $0.4 million and $0.6 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. The Company performs impairment tests annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to earnings is recorded. The Company performed its annual impairment test in the fourth quarters of 2018 and 2017, noting no impairment.

Identifiable intangible assets, other than goodwill, are recorded at fair value. Identifiable intangible assets that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives.

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

Asset retirement obligations – Asset retirement obligations are initially recorded at present value and are capitalized as part of the cost of the related long-lived asset when sufficient information is available to estimate present value. The capitalized costs are subsequently charged to depreciation expense over the estimated useful life of the related long-lived asset. The present value of the obligation is determined by calculating the discounted value of expected future cash flows and accretion expense is recorded each month to ultimately increase this obligation to fair value.

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; cleaning costs for leased rail cars and barges; and site demolition, when required by governmental authorities or by contract.

The following table describes changes to the Company’s asset retirement obligation liabilities:

	December 31,
	2018	2017
(Dollars in millions)
Asset retirement obligation at beginning of year	$37.1	$36.0
Accretion expense	1.7	2.4
Revision in estimated cash flows (a)	0.8	9.4
Cash expenditures	(12.5)	(10.9)
Currency translation	(0.1)	0.2
Balance at end of period	$27.0	$37.1

(a) Revision in estimated cash flows for 2018 and 2017 includes $1.8 and $4.7 million of charges related to restructuring activities, respectively. See Note 4. “Plant Closures and Discontinued Operations” for additional information.

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

3. New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” effective October 1, 2017. ASU 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification is the difference between the tax-effected items that are included in accumulated other comprehensive income and were recorded at the historical 35 percent corporate income tax rate and those same items that are now recorded at the newly enacted 21 percent corporate income tax rate. This difference was $3.2 million for the year ended December 31, 2017.

In August 2018, the Securities and Exchange Commission (“SEC”) issued SEC Release No. 33-10532, “Disclosure Update and Simplification”, which expanded the interim period disclosure requirements for stockholders' equity. Under the release, a reconciliation of the changes in each caption of stockholders' equity must be provided in a note or separate statement for each period that an income statement is required to be filed. The Company will reflect the requirements of this release in its unaudited condensed consolidated financial statements for the period ending March 31, 2019.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU No. 2017-12 is effective for periods beginning after December 15, 2019, and earlier adoption is permitted. The Company adopted this ASU effective January 1, 2018 and the Company reclassified a $3.9 million unrealized gain, net of tax, from retained earnings to accumulated other comprehensive loss upon adoption.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)”, in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that components of net benefit cost other than service cost are presented in the income statement outside a subtotal of income from operations. As a practical expedient, the Company has used the amounts disclosed in its pension and post-retirement benefits footnote as the estimation basis for applying the retrospective presentation requirements. The Company adopted this ASU effective January 1, 2018, and for retrospective presentation, reclassified $0.7 and $1.7 million from cost of goods sold and $0.8 and $0.9 million from selling, general and administrative expenses to other income, net for the years ended December 31, 2017 and 2016, respectively. In addition, the Company moved the amounts for loss on pension settlements for the years ended December 31, 2017 and 2016 out of operating profit to a line after the subtotal for operating profit.

Koppers Holdings Inc.     2018 Annual Report

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350).” The update is intended to simplify how an entity is required to test goodwill for impairment by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The Company adopted this ASU effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than one year. The standard is effective January 1, 2019 and measurement and presentation of expenses will depend on classification as a finance or operating lease. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides clarifications and improvements to ASU 2016-02, including options related to the transition method. The selected transition method enables entities to apply the transition requirements in this ASU as of January 1, 2019 rather than at the beginning of the earliest comparative period presented. The effect of initially applying the standard will be recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2019 and is not expected to be material. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach with no restatement of comparative periods presented.

The Company has substantially completed its analysis of all of its leases and has identified changes to our business processes, systems and controls to support adoption of the new standard. The Company elected a suite of practical expedients, including retaining its current classification of leases, separating lease and non-lease components for certain asset classes and excluding leases expiring within twelve months. As a result, the Company anticipates that the initial impact of adopting this new standard on its consolidated statement of operations and consolidated statement of cash flows will not be material. The Company estimates a present value of approximately $115 million to $130 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption.

4. Plant Closures and Discontinued Operations

Over the past four years, the Company has been restructuring its Carbon Materials and Chemicals (“CMC”) segment in order to concentrate its facilities in regions where the Company believes it holds key competitive advantages to better serve its global customers. These closure activities include:

•

The cessation of naphthalene refining activities at the Company’s Follansbee, West Virginia coal tar distillation facility in the fourth quarter of 2018 subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois.

•

In September 2018, the Company sold its UK-based specialty chemicals business and recognized a loss on the transaction during the third quarter of 2018, which is included in Loss (gain) on sale of assets on the Consolidated Statement of Operations.

•	In November 2016, the Company sold its 30-percent interest in Tangshan Kailuan Koppers Carbon Chemical Company Limited (“TKK”) located in the Hebei Province in China.

•

In July 2016, the Company discontinued coal tar distillation activities at its CMC plant located in Clairton, Pennsylvania. In October 2018, the Company sold the facility and recognized a loss on the transaction during the fourth quarter of 2018, which is included in Loss (gain) on sale of assets in the consolidated statement of operations. As part of the transaction, the Company transferred cash to the buyer and the buyer assumed decommissioning, demolition and site restoration responsibilities.

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

Other closure and divestiture activity relates to the Company’s Railroad Utility Products and Services (“RUPS”) segment. These actions include:

•	In October 2016, the Company agreed to a long-term lease of its wood treatment facility in Houston, Texas to a third party.

•	In August 2015, the Company closed its RUPS plant located in Green Spring, West Virginia.

•	In July 2015, the Company sold the assets of its 50-percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.

In addition, in 2011, the Company ceased carbon black production at its CMC facility located in Kurnell, Australia. Costs associated with this closure are included in income (loss) from discontinued operations on the consolidated statement of operations and comprehensive (loss) income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2016	$1.4	$1.5	$10.0	$3.2	$16.1
Accrual	0.9	2.1	4.7	6.9	14.6
Costs charged against assets	0.0	0.0	0.0	(6.3)	(6.3)
Reversal of accrued charges	(0.3)	0.0	(1.8)	0.0	(2.1)
Cash paid	(0.3)	(1.1)	(2.4)	(1.0)	(4.8)
Currency translation	0.0	0.2	0.1	0.5	0.8
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	1.8	2.2	4.9
Costs charged against assets	0.0	0.0	0.0	(2.1)	(2.1)
Reversal of accrued charges	0.0	0.0	(0.9)	0.0	(0.9)
Cash paid	0.0	(3.4)	(7.9)	(0.5)	(11.8)
Currency translation	0.0	(0.2)	0.0	(0.1)	(0.3)
Reserve at December 31, 2018	$1.7	$0.0	$3.6	$2.8	$8.1

5. Acquisitions

On April 10, 2018, Koppers Inc. acquired Cox Industries, Inc. (“Cox”) for net cash consideration of $201.3 million. The transaction was funded by borrowings on Koppers Inc.’s revolving credit facility discussed in “Note 16 - Debt.” Cox was renamed Koppers Utility and Industrial Products Inc. (“UIP”) subsequent to the acquisition. UIP is a manufacturer of treated wood transmission and distribution poles for utility companies and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. UIP manufactures and sells its treated wood poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. UIP treats its products with a variety of wood protection chemicals, including chromated copper arsenate and creosote, which are produced by the Company’s PC and CMC segments, respectively. UIP had revenues of approximately $147 million for the year ended December 31, 2017. Revenue from UIP included in our results for the year ended December 31, 2018 totaled $142 million.

On February 28, 2018, Koppers Inc. acquired M.A. Energy Resources, LLC (“MAER”) for net cash consideration of $62.8 million. The purchase price was funded by borrowings on Koppers Inc.’s revolving credit facility. MAER was renamed Koppers Recovery Resources LLC (“KRR”) subsequent to the acquisition. KRR is a vertically-integrated company that provides material recovery services for crossties that have been taken out of service and other biomass material. KRR converts this recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel. KRR currently operates two processing facilities, each of which is located to serve its Class I railroad customer base. KRR had revenues of approximately $30 million for the year ended December 31, 2017. Revenue from KRR included in our results for the year ended December 31, 2018 totaled $21 million.

The valuation of identifiable assets acquired and liabilities assumed upon the acquisition of UIP and KRR are shown in the table below:

	UIP	KRR
(Dollars in millions)
Cash and cash equivalents	$1.5	$3.2
Accounts receivable	20.2	4.9
Inventory	43.1	0.0
Other current assets	1.2	0.3
Property, plant and equipment	19.6	6.6
Intangible assets, net	59.4	19.3
Goodwill	77.1	34.0
Other non-current assets	0.2	0.0
Total assets acquired	222.3	68.3
Accounts payable and accrued liabilities	18.7	2.3
Other non-current liabilities	0.8	0.0
Net assets acquired	$202.8	$66.0

Koppers Holdings Inc.     2018 Annual Report

Goodwill for both acquisitions has been allocated to the Company’s RUPS segment. The Company expects the goodwill recognized will be deductible for tax purposes. Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. Net assets acquired include identifiable intangible assets with respect to customer contracts, non-compete agreements and trademarks as summarized in the following tables:

		UIP
(Dollars in millions)	Amount	Remaining Life
Customer contracts	$58.2	15 years
Non-compete agreements	1.2	5 years
Total UIP	$59.4

		KRR
(Dollars in millions)	Amount	Remaining Life
Customer contracts	$18.7	15 years
Trademarks	0.6	2 years
Total KRR	$19.3

Combined acquisition costs related to these two transactions were $6.5 million for year ended December 31, 2018 and are recorded within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018. Combined net sales of $163.0 million and loss before taxes of $4.2 million, including $6.0 million of inventory fair value purchase price accounting adjustments, was attributable to UIP and KRR and was included in the consolidated statement of operations for the year ended December 31, 2018.

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

	Year Ended December 31,
	2018	2017
(Dollars in millions)
Pro forma revenue	$1,760.9	$1,622.5
Pro forma income from continuing operations attributable to Koppers	29.0	26.6
Pro forma income per share - continuing operations:
Basic -	$1.39	$1.28
Diluted -	$1.36	$1.21

6. Revenue Recognition

Effective January 1, 2018 the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The Company calculated the cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 to be an increase of $0.3 million, consisting of $5.3 million in revenue and $5.0 million in cost of goods sold not previously recognized during the year ended December 31, 2017. Revenue and cost of goods sold recognized during the year ended December 31, 2018 from the adoption of Topic 606 was $3.1 million and $2.9 million, respectively, and, as such, the net impact of adopting Topic 606 for the year ended December 31, 2018 was a decrease in sales and cost of sales as follows:

Year Ended December 31,
2018
(Dollars in millions)
Sales	$(2.2)
Cost of sales	(2.1)

Topic 606 impacted the timing of revenue recognized related to certain services to untreated cross-ties within the Company’s RUPS segment where those specific performance obligations were fulfilled prior to shipment and were historically not recognized as revenue until shipped. Refer to “Note 9 – Segment Information” for relevant disclosures regarding the disaggregation of revenue.

Contract Balances

The timing of revenue recognition and subsequent billings based on contractual terms and in accordance with Topic 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. In some instances, amounts are not billed at the time specific performance obligations are fulfilled, resulting in unbilled receivables or contract assets. Contract assets of $10.5 million and $5.3 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2018 and January 1, 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$23.4	$29.1	$29.3
Income (loss) from discontinued operations	0.4	(0.8)	0.6
Income from continuing operations attributable to Koppers	$23.0	$29.9	$28.7
Weighted average common shares outstanding:
Basic	20,871	20,754	20,636
Effect of dilutive securities	455	1,246	419
Diluted	21,326	22,000	21,055
Earnings per common share – continuing operations:
Basic earnings per common share	$1.10	$1.44	$1.39
Diluted earnings per common share	1.08	1.36	1.36
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	401	156	415

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

Koppers Holdings Inc.     2018 Annual Report

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

Compensation expense for non-vested performance stock units with a market condition is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of the awards on the date of grant using the Monte Carlo valuation model and the assumptions listed below:

	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant
Grant date price per share of performance award	$39.10	$41.60	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected volatility	39.40%	39.40%	43.50%	40.86%
Risk-free interest rate	2.35%	2.38%	1.54%	0.96%
Look-back period in years	2.84	2.84	2.83	2.84
Grant date fair value per share of performance award	$44.29	$47.12	$64.02	$23.70

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

The following table shows a summary of the performance stock units as of December 31, 2018:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2017 – 2019	0	110,262	220,524
2018 – 2020	0	128,093	256,186

Performance stock units for the 2016 – 2018 performance period will vest at 13 percent of the target share amount of 254,036 for participants who remain in service through the vesting date.

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2018:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2018	238,140	581,551	819,691	$29.14
Granted	121,947	134,351	256,298	$43.53
Performance share adjustment	0	(16,402)	(16,402)	$24.85
Vested	(118,972)	(409,732)	(528,704)	$20.19
Forfeited	(17,554)	(18,645)	(36,199)	$37.80
Non-vested at December 31, 2018	223,561	271,123	494,684	$45.65

Stock Options

Stock options to most executive officers vest and become exercisable in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-

vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. The Company calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant	March 2015 Grant
Grant date price per share of stock option award	$39.10	$41.60	$44.10	$18.11	$17.57
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%	3.40%
Expected life in years	5.73	5.73	5.77	5.96	5.75
Expected volatility	37.05%	37.05%	39.70%	40.86%	42.27%
Risk-free interest rate	2.82%	2.67%	2.13%	1.45%	1.73%
Grant date fair value per share of option awards	$15.48	$16.38	$17.90	$7.41	$5.20

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2018:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	942,537	$27.59
Granted	144,825	$41.50
Exercised	(79,055)	$26.37
Forfeited	(26,367)	$31.67
Outstanding at December 31, 2018	981,940	$29.63	5.80	$0.00
Exercisable at December 31, 2018	642,092	$29.03	4.50	$0.00

Stock Compensation Expense

Total stock-based compensation expense recognized under the Company’s LTIP and employee stock purchase plan for the three years ended December 31, 2018 are as follows:

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$12.5	$10.6	$8.9
Less related income tax benefit	3.1	4.1	3.6
Decrease in net income attributable to Koppers	$9.4	$6.5	$5.3
Intrinsic value of exercised stock options	$1.1	$1.3	$0.1
Cash received from the exercise of stock options	$2.9	$2.7	$0.4

As of December 31, 2018, total future compensation expense related to non-vested stock-based compensation arrangements totaled $14.7 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

The Company’s Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges

Koppers Holdings Inc.     2018 Annual Report

and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties. In April 2018, the Company acquired UIP, a manufacturer of treated wood utility transmission and distribution poles for utility companies and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. In February 2018, the Company acquired KRR, a vertically-integrated provider of crosstie recovery and disposal services. KRR converts recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

The Company’s Performance Chemicals segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

The Company’s Carbon Materials and Chemicals segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is used in the production of aluminum and steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include other (loss) income, interest expense, income taxes or operating costs of Koppers Holdings Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$634.8	$512.6	$586.5
Performance Chemicals	420.0	411.2	393.4
Carbon Materials and Chemicals	655.4	551.7	436.3
Total	$1,710.2	$1,475.5	$1,416.2
Intersegment revenues:
Performance Chemicals	$10.8	$6.7	$8.1
Carbon Materials and Chemicals	77.3	79.6	90.2
Total	$88.1	$86.3	$98.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$17.7	$11.8	$11.9
Performance Chemicals	17.8	17.9	18.7
Carbon Materials and Chemicals(a)	15.3	20.1	22.3
Total	$50.8	$49.8	$52.9
Operating profit (loss):
Railroad and Utility Products and Services(b)	$5.9	$26.2	$54.1
Performance Chemicals	36.2	71.4	63.5
Carbon Materials and Chemicals(c)	70.7	28.0	(22.6)
Corporate(d)	(2.4)	(2.0)	(1.6)
Total	$110.4	$123.6	$93.4
Capital expenditures (excluding acquisitions):
Railroad and Utility Products and Services	$19.2	$10.6	$11.2
Performance Chemicals	15.1	15.4	7.9
Carbon Materials and Chemicals	73.5	39.7	29.5
Corporate	1.9	1.8	1.3
Total	$109.7	$67.5	$49.9

(a)	Excludes impairment charges of $3.7 million and $3.5 million in 2017 and 2016, respectively, for CMC.
(b)

Includes $6.0 million of inventory fair value purchase price accounting adjustments from our acquisition of UIP in 2018. Includes asset retirement obligation and other restructuring costs of $1.6 million for the restructuring of two facilities in the United States in 2017. Includes asset retirement obligation and other restructuring costs of $6.9 million for the restructuring of three facilities in the United States in 2016.

(c)	Includes plant closure costs of $3.9 million, $14.6 million and $13.2 million in 2018, 2017 and 2016, respectively, for CMC.
(d)	Operating loss for Corporate includes costs for Koppers Holdings Inc., the parent company of Koppers Inc., and acquisition-related costs.

The following table sets forth tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	December 31,
	2018	2017
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$538.0	$249.7
Performance Chemicals	446.9	494.0
Carbon Materials and Chemicals	457.1	414.2
Segment assets	1,442.0	1,157.9
Cash and cash equivalents	2.1	0.7
Income tax receivable	2.8	1.7
Deferred taxes	20.5	29.4
Property, plant and equipment, net	6.0	5.2
Prepaid insurance and other assets	6.5	5.3
Total	$1,479.9	$1,200.2
Goodwill:
Railroad and Utility Products and Services	$121.1	$10.5
Performance Chemicals	175.4	177.7
Total	$296.5	$188.2

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2018	$993.5	$732.1
	2017	852.2	479.5
	2016	929.3	446.6
Australasia	2018	365.4	128.8
	2017	312.8	131.4
	2016	228.4	124.3
Europe	2018	214.6	44.8
	2017	173.1	44.8
	2016	140.2	31.9
Other countries	2018	136.7	18.3
	2017	137.4	19.4
	2016	118.3	19.5
Total	2018	$1,710.2	$924.1
	2017	$1,475.5	$675.1
	2016	$1,416.2	$622.3

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $716.6 million in 2018, $623.3 million in 2017 and $486.9 million in 2016.

Koppers Holdings Inc.     2018 Annual Report

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$341.7	$380.4	$435.9
Utility poles	184.7	46.0	42.1
Rail joints	33.5	28.2	24.4
Railroad infrastructure services	36.9	34.8	43.4
Other products	38.0	23.2	40.7
	634.8	512.6	586.5
Performance Chemicals:
Wood preservative products	371.4	383.8	365.5
Other products	48.7	27.4	27.9
	420.0	411.2	393.4
Carbon Materials and Chemicals:
Pitch and related products	403.1	275.8	232.9
Creosote and distillates	84.1	83.7	73.2
Phthalic anhydride and other chemicals	84.6	89.8	73.3
Naphthalene	40.8	38.9	32.1
Other products	42.8	63.5	24.8
	655.4	551.7	436.3
Total	$1,710.2	$1,475.5	$1,416.2

10. Income Taxes

Income Tax Provision

Components of the Company’s income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Current:
Federal	$(1.2)	$11.1	$(1.9)
State	0.1	0.6	1.3
Foreign	18.0	15.7	13.3
Total current tax provision	16.9	27.4	12.7
Deferred:
Federal	9.6	2.6	(1.6)
State	(0.2)	(1.2)	0.5
Foreign	(0.3)	0.2	(0.2)
Total deferred tax provision (benefit)	9.1	1.6	(1.3)
Total income tax provision	$26.0	$29.0	$11.4

Income before income taxes for 2018, 2017 and 2016 included $106.1 million, $81.6 million and $48.2 million, respectively, from foreign operations.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax system with changes that are effective in 2017 and 2018. The Tax Act lowered the U.S. corporate income tax rate to 21 percent from 35 percent and imposed a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Changes in tax rates and tax laws and their impact on deferred taxes are accounted for in the period of legislative enactment.

The Company recorded income tax expense of $21.7 million for this one-time transition tax. In its December 31, 2017 income tax provision, the Company provisionally recorded income tax expense of $13.1 million. In 2018, the Company revised its original estimate and recorded additional income tax expense as a result of additional guidance issued by the IRS. Due to the availability of net operating losses, the Company’s cash payment for this one-time transition tax is approximately $5.1 million. The Company elected to pay this amount in pre-defined installments through 2024.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In 2017, as a result of the U.S. corporate income tax rate reduction, the Company recorded a charge of $7.4 million to adjust the carrying value of its net deferred tax assets in the U.S. After further analysis and after the effect of filing its 2017 U.S. tax return, the Company revised this amount in 2018 and recorded an income tax benefit of $3.8 million.

The Tax Act introduced a new provision effective in 2018 that imposes a minimum tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. These earnings are referred to as global intangible low-taxed income (“GILTI”). The Company has included $6.6 million of income tax expense in its 2018 provision for the GILTI provision, net of foreign tax credits, which will not result in any cash tax payments since it is offset by net operating losses.

The Tax Act introduced a new provision that limits the amount of interest expense that can be deducted. Beginning in 2018, interest expense in excess of 30 percent of a taxpayer’s adjusted taxable income cannot be deducted. However, any interest expense that is disallowed in the current year can be carried forward to future years. The Company has concluded that, in the foreseeable future, it will not be able to benefit from the disallowed interest expense deduction. Therefore, a valuation allowance of $9.0 million has been recorded to offset this deferred tax asset.

The Tax Act introduces other new provisions that were effective for 2018 and changes how certain provisions are calculated beginning in 2018. Other than the GILTI provision and the interest expense limitation, the Company does not expect that any other new provisions or changes will have a material impact to its income tax provision.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.4)	(1.6)	(0.8)
Foreign earnings taxed at different rates	1.7	(21.6)	(10.1)
Valuation allowance adjustments	6.2	0.9	(1.9)
Transition tax from Tax Act	15.5	21.7	0.0
GILTI inclusion, net of foreign tax credits	12.0	0.0	0.0
Deferred tax adjustments	2.3	0.0	(0.2)
Change in tax contingency reserves	(2.0)	2.2	6.5
Deferred tax adjustments from Tax Act	(6.8)	12.3	0.0
Other	0.9	(0.8)	1.1
	47.4%	48.1%	29.6%

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. At December 31, 2018, there was approximately $457 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future. In the event these earnings are remitted as a dividend, they could be subject to taxation based on currency gains or losses, state taxes, and foreign withholding taxes. The Company estimates that it will not incur significant additional taxes on those potential remittances.

Taxes Excluded from Net Income Attributable to Koppers

The amount of income tax (benefit) expense included in comprehensive (loss) income but excluded from net income attributable to Koppers relating primarily to adjustments to copper swap contracts is $(10.0) million, $3.5 million, and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The amount of income tax (benefit) expense included in comprehensive (loss) income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(0.2) million, $2.8 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Koppers Holdings Inc.     2018 Annual Report

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2018	2017
(Dollars in millions)
Deferred tax assets:
Tax credits	$27.0	$15.0
Reserves, including insurance, environmental and deferred revenue	20.2	14.3
Federal and state tax loss carryforwards, expiring from 2019 to 2038	18.5	21.2
Pension and other postretirement benefits obligations	11.1	10.8
Asset retirement obligations	8.8	11.9
Foreign tax loss carryforwards, expiring beginning in 2019	5.5	9.3
Accrued employee compensation	5.4	6.3
Loss on derivative contracts	2.1	0.0
Book/tax inventory accounting differences	1.9	1.5
Other	4.9	6.1
Valuation allowance	(59.9)	(44.5)
Total deferred tax assets	45.5	51.9
Deferred tax liabilities:
Tax over book depreciation and amortization	35.7	33.2
Gain on derivative contracts	0.0	7.0
Other	1.1	0.7
Total deferred tax liabilities	36.8	40.9
Net deferred tax assets	$8.7	$11.0

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized and a valuation allowance has been provided for them. Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2018	2017
Federal foreign tax credits	$25.7	$13.8
State temporary differences, net operating losses and tax credits	21.1	18.7
Federal temporary differences	7.0	0.0
Foreign temporary differences, net operating losses and capital losses	6.1	12.0
Total valuation allowances	$59.9	$44.5

In addition to the valuation allowance recorded with respect to deferred tax assets associated with disallowed interest expense deductions, the Company released a valuation allowance of $5.5 million for a subsidiary in China that had accumulated net operating losses. The Company utilized these net operating loss carryforwards in 2018 to offset current earnings.

Management evaluated the ability to realize the deferred tax assets that are related to our domestic operations, particularly in light of the Company’s domestic financial reporting losses. In assessing the need for a valuation allowance, management considered all positive and negative evidence related to the realization of the Company’s net deferred tax assets. The Company believes that it will be in a taxable income position in the foreseeable future due to certain provisions of the Tax Act and it will have sufficient taxable income to utilize deferred tax assets related to its domestic operations.

Unrecognized Tax Benefits

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
(Dollars in millions)
Balance at beginning of year	$8.7	$9.7	$7.7
Additions based on tax provisions related to the current year	0.1	0.1	0.9
Additions for tax provisions of prior years	0.0	2.7	1.5
Reductions of tax provisions of prior years	(1.5)	(3.4)	0.0
Reductions resulting from a lapse in the statute of limitations	(0.3)	(0.4)	(0.4)
Balance at end of year	$7.0	$8.7	$9.7

As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.7 million and $4.4 million, respectively.

The Company recognizes interest expense (income) and any related penalties from unrecognized tax benefits in income tax expense. For the years ended December 31, 2018, 2017, and 2016, the Company recognized $(1.4) million, $(0.6) million and $1.2 million, respectively, in interest and penalties. As of December 31, 2018 and 2017, the Company had accrued interest and penalties of approximately $2.2 million and $3.6 million, respectively.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $3.5 million due to the expirations of certain limitations and potential audit resolutions. The Company does not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2014.

11. Inventories

Inventories as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
(Dollars in millions)
Raw materials	$199.5	$173.6
Work in process	16.0	11.2
Finished goods	128.1	98.4
	343.6	283.2
Less revaluation to LIFO	58.9	46.3
Net	$284.7	$236.9

12. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$40.6	$40.6	$60.3	$60.3
Investments and other assets	1.2	1.2	1.1	1.1
Financial liabilities:
Long-term debt (including current portion)	$945.3	$1,002.6	$706.9	$688.7

Cash and cash equivalents – The carrying value approximates fair value because of the short maturity of those instruments.

Koppers Holdings Inc.     2018 Annual Report

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

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
(Dollars in millions)
Land	$17.5	$17.6
Buildings	65.1	63.4
Machinery and equipment	800.9	756.6
	883.5	$837.6
Less accumulated depreciation	465.6	509.6
Net	$417.9	$328.0

Depreciation expense, including impairment charges, for the years ended December 31, 2018, 2017 and 2016 amounted to $31.6 million, $37.5 million and $41.6 million, respectively.

Impairments – The Company did not incur impairment charges in 2018. Impairment charges for 2017 and 2016 were $3.7 million and $3.5 million, respectively. In 2017 and 2016, impairment charges primarily related to the decision to discontinue naphthalene and coal tar distillation activities at CMC plants located in the United States.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2018 and December 31, 2017 was as follows:

	Railroad and Utility Products and Services	Performance Chemicals	Total
(Dollars in millions)
Balance at December 31, 2016	$9.9	$176.5	$186.4
Currency translation	0.6	1.2	1.8
Balance at December 31, 2017	$10.5	$177.7	$188.2
Acquisitions	111.1	0.0	111.1
Currency translation	(0.5)	(2.3)	(2.8)
Balance at December 31, 2018	$121.1	$175.4	$296.5

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. In the fourth quarters of 2018 and 2017, the Company determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill for the year ended December 31, 2018 and 2017, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2018			2017
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	12.3	$228.8	$56.5	$172.3	$154.7	$43.9	$110.8
Technology	4 to 12	4.0	26.7	16.2	10.5	26.8	12.5	14.3
Trademarks	2 to 17	4.0	7.6	3.5	4.1	6.5	2.7	3.8
Supply contracts	10	2.2	2.4	2.1	0.3	2.5	2.0	0.5
Non-compete agreements	12	6.8	1.6	0.8	0.8	1.4	1.2	0.2
Favorable lease agreements	3	0.0	0.7	0.7	0.0	0.7	0.7	0.0
Total		11.1	$267.8	$79.8	$188.0	$192.6	$63.0	$129.6

In 2018, the gross carrying value of identifiable intangible assets increased by $75.2 million. Total amortization expense related to these identifiable intangible assets was $19.2 million, $14.6 million and $14.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2019	$20.3
2020	19.3
2021	17.3
2022	14.5
2023	13.0

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

In 2017, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants and completed an irrevocable transaction with an insurance company to annuitize approximately $31.3 million of retiree pension obligations for a selected group of retirees in its U.S. qualified defined benefit pension plan. The Company recorded a pension settlement charge of $10.0 million related to these two transactions.

In 2016, the Company offered a cash lump sum or annuity buyout to its terminated deferred vested participants in its U.S. defined benefit pension plan and recorded a pension settlement charge of $4.4 million.

Expense related to defined contribution plans totaled $7.5 million, $8.9 million and $7.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Koppers Holdings Inc.     2018 Annual Report

Net periodic pension costs for 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
(Dollars in millions)
Service cost	$1.9	$2.0	$1.7	$0.1	$0.1	$0.1
Interest cost	7.5	9.0	11.0	0.4	0.4	0.4
Expected return on plan assets	(8.5)	(9.6)	(10.5)	0.0	0.0	0.0
Amortization of net loss (gain)	1.4	1.9	2.2	0.0	(0.2)	(0.4)
Settlements and curtailments	0.0	10.0	4.4	0.0	0.0	0.0
Net periodic benefit cost	$2.3	$13.3	$8.8	$0.5	$0.3	$0.1

The change in the funded status of the pension and postretirement plans as of December 31, 2018 and December 31, 2017 is as follows:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$219.1	$243.6	$11.1	$10.0
Service cost	1.9	2.0	0.1	0.1
Interest cost	7.5	9.0	0.4	0.4
Actuarial (gains) losses	(13.2)	7.3	(1.7)	1.5
Plan amendments	0.7	0.0	0.0	0.0
Settlements	0.0	(36.9)	0.0	0.0
Currency translation	(3.5)	5.5	0.0	0.0
Benefits paid	(10.8)	(11.4)	(0.5)	(0.9)
Benefit obligation at end of year	201.7	219.1	9.4	11.1
Change in plan assets:
Fair value of plan assets at beginning of year	188.8	200.9	0.0	0.0
Actual return on plan assets	(8.6)	19.5	0.0	0.0
Employer contribution	4.2	11.2	0.5	0.9
Settlements	0.0	(36.9)	0.0	0.0
Currency translation	(4.0)	5.5	0.0	0.0
Benefits paid	(10.8)	(11.4)	(0.5)	(0.9)
Fair value of plan assets at end of year	169.6	188.8	0.0	0.0
Funded status of the plan	$(32.1)	$(30.3)	$(9.4)	$(11.1)

In 2018, the net actuarial gain of $13.2 million is due principally to the increase in the discount rate used to measure the benefit obligation as of December 31, 2018 compared to the prior year.

Plan Data

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
(Dollars in millions)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$8.9	$7.0	$0.0	$0.0
Current liabilities	1.2	1.1	1.0	1.0
Noncurrent liabilities	39.8	36.2	8.4	10.1
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$148.6	$159.9
Fair value of plan assets	107.7	122.6
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$148.4	$159.6
Fair value of plan assets	107.7	122.6

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2018 and 2017 was $201.3 million and $218.7 million, respectively.

Expected Contributions for the 2019 Fiscal Year

The expected contributions by the Company for 2019 are estimated to be $2.7 million for pension plans and $0.9 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2019	$11.2	$0.9
2020	11.1	0.9
2021	11.3	0.7
2022	11.5	0.7
2023	11.6	0.6
Next five years	64.0	2.9

Weighted-Average Assumptions as of December 31

	December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	4.03%	3.51%	4.45%	3.88%
Expected return on plan assets	4.83	4.62
Rate of compensation increase	3.41	3.50
Initial medical trend rate			5.90	6.10

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

Koppers Holdings Inc.     2018 Annual Report

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

Investment Strategy

The weighted average asset allocation for the Company’s pension plans at December 31 by asset category is as follows:

	December 31,
	2018	2017
Debt securities	72%	64%
Equity securities	24	30
Other	4	6
	100%	100%

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

All assets are invested in pooled or commingled investment vehicles. The Company’s interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. The fair value of real estate investments is either priced through a listing on an exchange or are subject to periodic appraisals.

The following table sets forth by level, the Company’s pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$12.3	$9.7	$0.0	$22.0
International equity securities	14.2	5.2	0.0	19.4
U.S. debt securities	34.3	39.0	0.0	73.3
International debt securities	5.3	43.1	0.0	48.4
Real estate and other investments	0.0	1.3	3.2	4.5
Cash and cash equivalents	0.0	2.0	0.0	2.0
	$66.1	$100.3	$3.2	$169.6

	As of December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$18.6	$12.7	$0.0	$31.3
International equity securities	15.0	10.2	0.0	25.2
U.S. debt securities	21.4	53.0	2.5	76.9
International debt securities	7.5	34.8	1.0	43.3
Real estate and other investments	0.5	0.8	8.3	9.6
Cash and cash equivalents	0.0	2.5	0.0	2.5
	$63.0	$114.0	$11.8	$188.8

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2018:

	As of December 31, 2018
	Other Investments	Debt Securities
(Dollars in millions)
Balance at beginning of year	$8.3	$3.5
Purchases, sales, issuances and settlements	(4.3)	(3.4)
Realized and unrealized gains	(0.8)	(0.1)
Balance at the end of year	$3.2	$0.0
The amount of total losses during the period attributable to the change in unrealized losses relating to Level 3 net assets still held at the reporting date	$(0.1)	$0.0

Incentive Plan

The Company has short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. The charge to operating expense for these plans was $10.3 million in 2018, $11.2 million in 2017 and $10.4 million in 2016.

16. Debt

Debt as of December 31, 2018 and 2017 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2018	2017
Term Loan	5.65%	2023	$92.5	$0.0
Revolving Credit Facility	5.65%	2023	390.0	155.0
Construction and other loans	4.59%	2020	20.1	33.7
Senior Notes due 2025	6.00%	2025	500.0	500.0
Total debt			1,002.6	688.7
Less short-term debt and current maturities of long-term debt			11.6	11.4
Less unamortized debt issuance costs			12.2	11.7
Long-term debt			$978.8	$665.6

Senior Notes due 2025

The 2025 Notes are senior obligations, are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 and will mature on February 15, 2025 unless earlier redeemed or repurchased. On or after February 15, 2020, the Company is entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 104.5 percent of principal value, declining to a redemption price of 101.5 percent on or after February 15, 2022 until the redemption price is equivalent to the principal value on April 15, 2023.

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

Koppers Holdings Inc.     2018 Annual Report

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

As of December 31, 2018, the Company had $179.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2018, $31.9 million of commitments were utilized by outstanding letters of credit.

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

Construction Loan

The Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into a committed loan facility agreement with a third-party bank. Borrowings under the third-party bank facility, which includes a construction loan and a working capital facility, totaled $19.7 million at December 31, 2018 and are secured by a letter of credit issued by a bank under the Revolving Credit Facility. KJCC began repaying the construction loan portion of the third-party commitment, which requires semi-annual installments every six months starting in June 2018 with a final repayment in December 2020.

Debt Maturities and Deferred Financing Costs

At December 31, 2018 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2019	$11.6
2020	28.4
2021	10.0
2022	452.6
2023	0.0
Thereafter	500.0
Total debt	$1,002.6

Unamortized debt issuance costs (net of accumulated amortization of $4.2 million and $1.8 million at December 31, 2018 and 2017, respectively) were $12.2 million and $11.7 million at December 31, 2018 and 2017, respectively, and are included as a deduction from the carrying amount of long-term debt.

17. Leases

Future minimum commitments for operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2019	$30.3
2020	23.7
2021	18.3
2022	14.9
2023	10.9
Thereafter	36.0
Total	$134.1

Operating lease expense for 2018, 2017 and 2016 was $49.4 million, $50.4 million and $50.3 million, respectively.

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

As of December 31, 2018 and December 31, 2017, the Company had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2018	2017	2018	2017
(Amounts in millions)
Cash flow hedges	35.5	37.8	$(6.8)	$25.5
Not designated as hedges	13.3	11.3	(2.4)	4.5
Total	48.8	49.1	$(9.2)	$30.0

Koppers Holdings Inc.     2018 Annual Report

As of December 31, 2018 and December 31, 2017, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2018	2017
(Dollars in millions)
Other current assets	$0.0	$21.8
Other assets	0.0	8.2
Accrued liabilities	(9.0)	0.0
Other long-term liabilities	(0.2)	0.0
Net (liability) asset on balance sheet	$(9.2)	$30.0
Accumulated other comprehensive (loss) gain, net of tax	$(5.3)	$15.8

In the next twelve months the Company estimates that $4.0 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive (loss) income into earnings.

See the consolidated statement of comprehensive (loss) income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for the periods specified below. For the years ended December 31, 2018 and 2017, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2018	2017
(Dollars in millions)
Gain from ineffectiveness of cash flow hedges	$0.0	$5.6
(Loss) gain from contracts not designated as hedges	(6.9)	3.5
Net	$(6.9)	$9.1

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of December 31, 2018 and December 31, 2017, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	December 31,
	2018	2017
(Dollars in millions)
Other current assets	$0.9	$0.3
Accrued liabilities	(1.0)	(0.2)
Net (liability) asset on balance sheet	$(0.1)	$0.1

As of December 31, 2018 and 2017, the net currency units outstanding were:

December 31,
	2018	2017
(In millions)
British Pounds	GBP 5.7	GBP 7.0
New Zealand Dollars	NZD 16.0	NZD 15.5
United States Dollars	USD 6.0	USD 12.5
Canadian Dollars	CAD 0.0	CAD 2.5
Euro	EUR 1.2	EUR 0.0

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2018 are as follows:

	December 31,
	2018	2017	2016
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	22,384	22,141	22,016
Issued for employee stock plans	645	243	125
Balance at end of year	23,029	22,384	22,141
Treasury Stock:
Balance at beginning of year	(1,606)	(1,476)	(1,459)
Shares repurchased	(874)	(130)	(17)
Balance at end of year	(2,480)	(1,606)	(1,476)

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 65 plaintiffs in 35 cases pending as of December 31, 2018, compared to 87 plaintiffs in 48 cases pending as of December 31, 2017. As of December 31, 2018, there were 34 cases pending in state court in Pennsylvania, and one case pending in state court in Tennessee.

The plaintiffs in all 35 pending cases seek to recover compensatory damages. Plaintiffs in 30 of those cases also seek to recover punitive damages. The plaintiffs in the 34 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

Pavement Sealer Cases. Koppers Inc. is one of seven defendants in separate federal lawsuits recently filed by nine municipalities in the state of Minnesota. These lawsuits were filed in December 2018 and January 2019 in federal district court in Minnesota. Each of the complaints allege that contamination caused by coal tar-based pavement sealer products has impacted their stormwater retention ponds resulting in substantially increased disposal costs when the ponds are periodically dredged. The plaintiffs seek to recover compensatory damages and other costs in addition to compelling the defendants to remove the alleged contamination from the plaintiffs’ stormwater retention ponds and other stormwater-management devices.

The Company has not provided a reserve for the coal tar pitch or pavement sealer lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

Koppers Holdings Inc.     2018 Annual Report

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years ended December 31, 2018, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $11 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Additionally, the Company is involved in two separate natural resource damages assessments at the Portland Harbor site. An assessment is intended to identify damages to natural resources caused by the releases of hazardous substances to the Willamette River and to serve as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. One of the natural resource damage assessments was filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for future response costs and the costs of assessing injury to natural resources and recovery for past costs of overseeing investigations conducted on the site. The Yakama Nation case has been stayed by the court pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

The Company has accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at December 31, 2018. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There are two plant sites in the United States related to the Performance Chemicals business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of December 31, 2018, the Company’s estimated environmental remediation liability for these acquired sites totals $3.1 million.

There is one plant site in the United States related to the Utility and Industrial Products business where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the Company’s acquisition of the business. As of December 31, 2018, the Company’s estimated environmental remediation liability for the acquired site totals $1.9 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where the Company has recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2018, the Company’s estimated environmental remediation liability for the acquired site totals $1.5 million.

In December 2011, the Company ceased manufacturing operations at its Continental Carbon facility located in Kurnell, Australia. As of December 31, 2018, the Company believes it has fully satisfied all site remediation responsibilities resulting from the closure.

Koppers Holdings Inc.     2018 Annual Report

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $3.5 million and $5.1 million are classified as current liabilities at December 31, 2018 and 2017:

	December 31,
	2018	2017
(Dollars in millions)
Balance at beginning of year	$13.9	$12.9
Expense	0.9	3.2
Revision of reserves	(2.4)	(0.7)
Cash expenditures	(3.8)	(1.8)
Acquisition	1.9	0.0
Currency translation	(0.4)	0.3
Balance at end of period	$10.1	$13.9

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$406.1	$436.0	$442.7	$425.4	$1,710.2
Operating profit	43.3	22.3	31.2	13.6	110.4
Income (loss) from continuing operations (a)	23.8	0.5	6.9	(2.4)	28.8
Net income (loss) (a)	23.7	1.0	6.9	(2.4)	29.2
Net income (loss) attributable to Koppers (a)	17.8	0.6	7.6	(2.6)	23.4
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (a)(b)
Basic –
Continuing operations	$0.86	$0.01	$0.36	$(0.13)	$1.10
Discontinued operations	0.00	0.02	0.00	0.00	0.02
Earnings (loss) per basic common share	$0.86	$0.03	$0.36	$(0.13)	$1.12
Diluted –
Continuing operations	$0.81	$0.01	$0.35	$(0.13)	$1.08
Discontinued operations	0.00	0.02	0.00	0.00	0.02
Earnings (loss) per diluted common share	$0.81	$0.03	$0.35	$(0.13)	$1.10

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$346.6	$378.0	$384.8	$366.1	$1,475.50
Operating profit (c)	28.1	38.1	43.8	13.6	123.6
Income (loss) from continuing operations	4.7	20.9	20.0	(14.3)	31.3
Net income (loss)	4.6	19.8	19.9	(13.8)	30.5
Net income (loss) attributable to Koppers	4.4	19.7	19.8	(14.8)	29.1
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$0.21	$1.00	$0.96	$(0.73)	$1.44
Discontinued operations	0.00	(0.06)	0.00	0.02	(0.04)
Earnings (loss) per basic common share	$0.21	$0.94	$0.96	$(0.71)	$1.40
Diluted –
Continuing operations	$0.20	$0.95	$0.91	$(0.73)	$1.36
Discontinued operations	0.00	(0.05)	0.00	0.02	(0.04)
Earnings (loss) per diluted common share	$0.20	$0.90	$0.91	$(0.71)	$1.32

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

(c) Operating profit for the third quarter of 2017 was increased by $8.8 million due to the impact of reclassifying the loss on pension settlement to below the operating profit line item in connection with adopting ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” in 2018.

22. Subsidiary Guarantor Information for Koppers Inc. Shelf Registration

Shelf Registration

Under a registration statement on Form S-3, Koppers Holdings may sell a combination of securities, including common stock, debt securities, preferred stock, depository shares, warrants, purchase contracts and units, from time to time in one or more offerings. In addition, Koppers Inc. may sell debt securities from time to time under the registration statement. Debt securities may be fully and unconditionally guaranteed, on a joint and several basis, by Koppers Holdings, Koppers Inc. and/or each of Koppers Inc.’s 100 percent-owned material domestic subsidiaries other than Koppers Assurance, Inc. The domestic guarantor subsidiaries are the same as those which guarantee the 2025 Notes. Non-guarantor subsidiaries are owned directly or indirectly by Koppers Inc. or are owned directly or indirectly by Koppers World-Wide Ventures Corporation. The guarantor subsidiaries that issue guarantees, if any, will be determined when a debt offering actually occurs under the registration statement and accordingly, the condensed consolidating financial information for subsidiary guarantors will be revised to identify the subsidiaries that actually provided guarantees. These guarantees will be governed pursuant to a supplemental indenture which the trustee and the issuing company would enter into concurrently with the debt offering.

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

As of December 31, 2018, Koppers Inc.’s assets exceeded its liabilities by $56.6 million. The amount of restricted net assets unavailable for distribution to Koppers Holdings Inc. by Koppers Inc. totals $36.8 million as of December 31, 2018. Cash dividends paid to Koppers Holdings Inc. by its subsidiaries totaled $31.8 million, $3.8 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Koppers Holdings Inc.     2018 Annual Report

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$569.6	$350.2	$874.4	$(84.0)	$1,710.2
Cost of sales including depreciation, amortization and restructuring	0.0	530.8	272.0	711.3	(84.2)	1,429.9
Gain on sale of assets	0.0	6.2	0.0	2.1	0.0	8.3
Selling, general and administrative	2.4	52.2	46.4	60.6	0.0	161.6
Operating profit (loss)	(2.4)	(19.6)	31.8	100.4	0.2	110.4
Other income (loss)	0.0	(4.0)	1.5	3.2	0.0	0.7
Equity income of subsidiaries	25.3	88.4	82.4	0.0	(196.1)	0.0
Interest expense (income)	0.0	53.9	(0.1)	2.5	0.0	56.3
Income taxes	(0.5)	(14.4)	24.0	16.9	0.0	26.0
Income (loss) from continuing operations	23.4	25.3	91.8	84.2	(195.9)	28.8
Discontinued operations	0.0	0.0	0.0	0.4	0.0	0.4
Noncontrolling interests	0.0	0.0	0.0	5.8	0.0	5.8
Net income (loss) attributable to Koppers	$23.4	$25.3	$91.8	$78.8	$(195.9)	$23.4
Comprehensive (loss) income attributable to Koppers	$(27.4)	$(25.4)	$41.0	$52.9	$(68.5)	$(27.4)

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$590.6	$344.9	$623.3	$(83.3)	$1,475.5
Cost of sales including depreciation and amortization	0.0	570.2	235.0	496.3	(82.1)	1,219.4
Selling, general and administrative	1.9	46.9	43.3	40.4	0.0	132.5
Operating profit (loss)	(1.9)	(26.5)	66.6	86.6	(1.2)	123.6
Other income (loss)	0.0	(1.0)	2.4	2.3	(1.2)	2.5
Equity income of subsidiaries	30.3	103.8	64.7	0.0	(198.8)	0.0
Interest expense	0.0	39.0	0.0	4.7	(1.2)	42.5
Loss on pension settlement	0.0	10.0	0.0	0.0	0.0	10.0
Loss on extinguishment of debt	0.0	13.3	0.0	0.0	0.0	13.3
Income taxes	(0.7)	(16.4)	30.0	16.2	(0.1)	29.0
Income (loss) from continuing operations	29.1	30.4	103.7	68.0	(199.9)	31.3
Discontinued operations	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Noncontrolling interests	0.0	0.0	0.0	1.4	0.0	1.4
Net income (loss) attributable to Koppers	$29.1	$30.4	$103.7	$65.8	$(199.9)	$29.1
Comprehensive income (loss) attributable to Koppers	$60.7	$61.8	$132.8	$89.2	$(283.8)	$60.7

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$0.0	$660.7	$350.6	$504.7	$(99.8)	$1,416.2
Cost of sales including depreciation and amortization	0.0	635.7	252.3	412.4	(101.2)	1,199.2
Gain on sale of assets	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Selling, general and administrative	1.9	42.4	38.2	43.2	0.0	125.7
Operating profit (loss)	(1.9)	(17.4)	60.1	51.2	1.4	93.4
Other income (loss)	0.0	(2.3)	4.1	0.3	(1.8)	0.3
Equity income of subsidiaries	30.6	79.1	35.9	0.0	(145.6)	0.0
Interest expense	0.0	47.6	0.0	5.0	(1.8)	50.8
Loss on pension settlement	0.0	4.4	0.0	0.0	0.0	4.4
Income taxes	(0.6)	(23.2)	22.2	13.0	0.0	11.4
Income (loss) from continuing operations	29.3	30.6	77.9	33.5	(144.2)	27.1
Discontinued operations	0.0	0.0	0.0	0.6	0.0	0.6
Noncontrolling interests	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Net income (loss) attributable to Koppers	$29.3	$30.6	$77.9	$35.7	$(144.2)	$29.3
Comprehensive income (loss) attributable to Koppers	$40.5	$41.3	$85.0	$29.6	$(155.9)	$40.5

Koppers Holdings Inc.     2018 Annual Report

Condensed Consolidating Balance Sheet

December 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$2.1	$0.0	$38.5	$0.0	$40.6
Receivables, net	0.0	57.8	28.5	106.2	0.0	192.5
Affiliated receivables	0.5	69.2	16.6	3.1	(89.4)	0.0
Inventories, net	0.0	105.6	30.2	150.8	(1.9)	284.7
Other current assets	0.0	3.8	2.2	16.3	0.2	22.5
Total current assets	0.5	238.5	77.5	314.9	(91.1)	540.3
Equity investments	55.7	984.4	333.1	0.0	(1,373.2)	0.0
Property, plant and equipment, net	0.0	212.0	51.4	154.5	0.0	417.9
Goodwill	0.0	0.8	153.1	142.6	0.0	296.5
Intangible assets, net	0.0	6.5	86.5	95.0	0.0	188.0
Deferred tax assets	0.0	20.5	(7.3)	2.3	0.0	15.5
Affiliated loan receivables	0.0	27.2	148.3	18.4	(193.9)	0.0
Other assets	0.0	4.8	4.7	12.2	0.0	21.7
Total assets	$56.2	$1,494.7	$847.3	$739.9	$(1,658.2)	$1,479.9
LIABILITIES AND EQUITY
Accounts payable	$0.0	$76.9	$43.0	$57.3	$0.0	$177.2
Affiliated payables	0.0	81.4	0.4	7.6	(89.4)	0.0
Accrued liabilities	0.0	53.9	22.4	33.6	0.0	109.9
Current maturities of long-term debt	0.0	10.0	0.1	1.5	0.0	11.6
Total current liabilities	0.0	222.2	65.9	100.0	(89.4)	298.7
Long-term debt	0.0	960.3	0.1	18.4	0.0	978.8
Affiliated debt	0.0	166.7	18.7	8.5	(193.9)	0.0
Other long-term liabilities	0.0	88.9	8.6	37.9	0.0	135.4
Total liabilities	0.0	1,438.1	93.3	164.8	(283.3)	1,412.9
Koppers shareholders’ equity	56.2	56.6	754.0	564.3	(1,374.9)	56.2
Noncontrolling interests	0.0	0.0	0.0	10.8	0.0	10.8
Total liabilities and equity	$56.2	$1,494.7	$847.3	$739.9	$(1,658.2)	$1,479.9

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3
Receivables, net	0.0	48.6	27.7	84.6	0.0	160.9
Affiliated receivables	0.6	19.4	(83.0)	(12.1)	75.1	0.0
Inventories, net	0.0	80.4	40.5	117.9	(1.9)	236.9
Deferred tax assets	0.0	0.0	0.0	(0.1)	0.1	0.0
Other current assets	0.0	6.6	23.0	18.8	0.2	48.6
Total current assets	0.6	155.7	8.2	268.7	73.5	506.7
Equity investments	99.3	716.3	276.8	(0.1)	(1,092.3)	0.0
Property, plant and equipment, net	0.0	155.2	47.3	125.5	0.0	328.0
Goodwill	0.0	0.8	153.1	34.3	0.0	188.2
Intangible assets, net	0.0	7.2	96.7	25.7	0.0	129.6
Deferred tax assets	0.0	29.4	(13.2)	2.2	0.0	18.4
Affiliated loan receivables	0.0	34.9	224.3	21.4	(280.6)	0.0
Other assets	0.0	4.4	15.3	9.6	0.0	29.3
Total assets	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2
LIABILITIES AND EQUITY
Accounts payable	$0.0	$65.1	$32.4	$44.4	$0.0	$141.9
Affiliated payables	0.0	(90.3)	13.8	2.2	74.3	0.0
Accrued liabilities	0.0	59.9	16.4	51.6	0.0	127.9
Current maturities of long-term debt	0.0	0.1	0.0	11.3	0.0	11.4
Total current liabilities	0.0	34.8	62.6	109.5	74.3	281.2
Long-term debt	0.0	643.3	0.0	22.3	0.0	665.6
Affiliated debt	0.0	233.7	19.3	27.6	(280.6)	0.0
Other long-term liabilities	0.0	92.0	14.4	41.2	0.0	147.6
Total liabilities	0.0	1,003.8	96.3	200.6	(206.3)	1,094.4
Koppers shareholders’ equity	99.9	100.1	712.2	280.8	(1,093.1)	99.9
Noncontrolling interests	0.0	0.0	0.0	5.9	0.0	5.9
Total liabilities and equity	$99.9	$1,103.9	$808.5	$487.3	$(1,299.4)	$1,200.2

Koppers Holdings Inc.     2018 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2018

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$28.9	$8.9	$30.3	$42.0	$(31.8)	$78.3
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(338.0)	(9.1)	(26.6)	0.0	(373.7)
Repayments (loans to) from affiliates	0.0	13.9	(7.2)	(14.6)	7.9	0.0
Insurance proceeds received	0.0	0.0	0.0	1.5	0.0	1.5
Net cash proceeds (payments) from divestitures and asset sales	0.0	(8.5)	0.0	4.3	0.0	(4.2)
Net cash (used in) provided by investing activities	0.0	(332.6)	(16.3)	(35.4)	7.9	(376.4)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	327.4	(0.1)	(12.7)	0.0	314.6
Borrowings (repayments) of affiliated debt	0.0	32.4	(13.9)	(10.6)	(7.9)	0.0
Deferred financing costs	0.0	(2.9)	0.0	0.0	0.0	(2.9)
Dividends paid	0.0	(31.8)	(0.0)	(0.0)	31.8	0.0
Stock repurchased	(28.9)	0.0	0.0	0.0	0.0	(28.9)
Net cash provided by (used in) financing activities	(28.9)	325.1	(14.0)	(23.3)	23.9	282.8
Effect of exchange rates on cash	0.0	0.0	0.0	(4.4)	0.0	(4.4)
Net increase (decrease) in cash and cash equivalents	0.0	1.4	0.0	(21.1)	0.0	(19.7)
Cash and cash equivalents at beginning of year	0.0	0.7	0.0	59.6	0.0	60.3
Cash and cash equivalents at end of period	$0.0	$2.1	$0.0	$38.5	$0.0	$40.6

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$2.5	$116.8	$39.3	$60.7	$(117.5)	$101.8
Cash provided by (used in) investing activities:
Capital expenditures and acquisitions	0.0	(42.2)	(13.5)	(11.8)	0.0	(67.5)
Repayments (loans to) from affiliates	0.0	(0.6)	64.2	18.1	(81.7)	0.0
Repayment of loan	0.0	0.0	0.0	9.5	0.0	9.5
Net proceeds (payments) from divestitures and asset sales	0.0	0.1	1.0	0.4	0.0	1.5
Net cash (used in) provided by investing activities	0.0	(42.7)	51.7	16.2	(81.7)	(56.5)
Cash provided by (used in) financing activities:
Borrowings (repayments) of long-term debt	0.0	17.0	0.0	(9.3)	(0.1)	7.6
Borrowings (repayments) of affiliated debt	0.0	(75.6)	9.1	(15.2)	81.7	0.0
Deferred financing costs	0.0	(11.0)	0.0	0.0	0.0	(11.0)
Dividends paid	0.0	(3.8)	(100.1)	(13.7)	117.6	0.0
Stock repurchased	(2.5)	0.0	0.0	0.0	0.0	(2.5)
Net cash used in financing activities	(2.5)	(73.4)	(91.0)	(38.2)	199.2	(5.9)
Effect of exchange rates on cash	0.0	0.0	0.0	0.1	0.0	0.1
Net increase in cash and cash equivalents	0.0	0.7	0.0	38.8	0.0	39.5
Cash and cash equivalents at beginning of year	0.0	0.0	0.0	20.8	0.0	20.8
Cash and cash equivalents at end of period	$0.0	$0.7	$0.0	$59.6	$0.0	$60.3

Koppers Holdings Inc.     2018 Annual Report

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

	Parent	Koppers Inc.	Domestic Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash (used in) provided by operating activities	$(0.1)	$106.6	$77.0	$29.1	$(93.1)	$119.5
Cash (used in) provided by investing activities:
Capital expenditures and acquisitions	0.0	(30.1)	(7.1)	(12.7)	0.0	(49.9)
Repayments (loans to) from affiliates	0.0	(6.9)	16.9	9.8	(19.8)	0.0
Net proceeds (payments) from divestitures and asset sales	0.0	0.0	0.9	(4.7)	0.0	(3.8)
Net cash (used in) provided by investing activities	0.0	(37.0)	10.7	(7.6)	(19.8)	(53.7)
Cash provided by (used in) financing activities:
(Repayments) borrowings of long-term debt	0.0	(59.9)	0.1	(1.6)	0.0	(61.4)
Borrowings (repayments) of affiliated debt	0.0	(7.2)	(6.5)	(6.1)	19.8	0.0
Deferred financing costs	0.0	(1.4)	0.0	0.0	0.0	(1.4)
Dividends paid	0.0	(1.2)	(82.0)	(9.9)	93.1	0.0
Stock repurchased	0.1	0.0	0.0	0.0	0.0	0.1
Net cash (used in) provided by financing activities	0.1	(69.7)	(88.4)	(17.6)	112.9	(62.7)
Effect of exchange rates on cash	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Net decrease in cash and cash equivalents	0.0	(0.1)	(0.7)	(0.2)	0.0	(1.0)
Cash and cash equivalents at beginning of year	0.0	0.1	0.7	21.0	0.0	21.8
Cash and cash equivalents at end of period	$0.0	$0.0	$0.0	$20.8	$0.0	$20.8

23. Related Party Transactions and Equity Investments

During 2016, the Company sold its 30 percent interest in TKK. The Company had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The loan and interest was fully repaid and the Company recorded a gain of $1.3 million in 2017.

At December 31, 2017, KJCC had an outstanding loan from its 25-percent non-controlling shareholder of $2.5 million. This loan was repaid in November 2018.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on our ongoing net income, we implemented changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

On April 10, 2018, the Company acquired UIP and on February 28, 2018, the Company acquired KRR. In conducting our evaluation of the effectiveness of internal control over financial reporting, we elected to exclude UIP and KRR when conducting our annual evaluation of the effectiveness of our internal control over financial reporting as permitted by applicable regulations. The Company implemented internal controls over significant processes specific to the acquisitions that management believed were appropriate in consideration of and related to the integration of operations, systems, control activities, and accounting for the acquisitions and acquisition-related transactions. As of the date of this Annual Report on Form 10-K, we are in the process of further integrating the acquired UIP and KRR operations into our overall internal controls over financial reporting.

See Management Report on page 42 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 43 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Koppers Holdings Inc.     2018 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the caption “Common Stock Ownership” and is incorporated herein by reference.

The following table provides information as of December 31, 2018, regarding the number of shares of our common stock that may be issued under our 2018 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,476,624(1)	$29.63(2)	1,120,288

(1)	Includes shares of our common stock that may be issued pursuant to outstanding options, time-based RSUs and performance-based RSUs awarded under our LTIP.
(2)	Does not reflect time-based RSUs and performance-based RSUs included in the first column, which do not have an exercise price.

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

(a) 3. Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

Koppers Holdings Inc.     2018 Annual Report

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporation by Reference
1.1

Purchase Agreement, dated as of January 19, 2017, among Koppers Inc., Koppers Holdings Inc., the other guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein

Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (Commission File No. 001-32737).
2.1	Joint Venture Contract for the establishment of Koppers (Jiangsu) Carbon Chemical Company Limited between Koppers International B.V. and Yizhou Group Company Limited dated September 10, 2012	Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012 (Commission File No. 001-32737).
2.2	Asset Purchase Agreement by and between Tolko Industries Ltd., Koppers Ashcroft Inc. and Koppers Inc., dated as of January 7, 2014	Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (Commission File No. 001-32737).
2.3	Stock Purchase Agreement by and among Osmose Holdings, Inc., Osmose, Inc., Osmose Railroad Services, Inc., and Koppers Inc., dated as of April 13, 2014	Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).
2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of August 15, 2014, by and among Koppers Inc., Osmose Holdings, Inc., Osmose, Inc. and Osmose Railroad Services, Inc.	Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 (Commission File No. 001-32737).
2.5	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto	Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended on May 7, 2015	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015 (Commission File No. 001-32737).
3.2	Second Amended and Restated Bylaws of the Company, as adopted on August 2, 2017	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017 (Commission File No. 001-32737).
4.1	Indenture, by and among Koppers Inc., Koppers Holdings Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, dated as of December 1, 2009	Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference
4.3

Exchange and Registration Rights Agreement by and among Koppers Inc., Koppers Holdings and the other guarantors party hereto, Goldman, Sachs & Co., Banc of America Securities LLC, RBS Securities Inc. and UBS Securities LLC, dated December 1, 2009

Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010 (Commission File No. 001-32737).
4.4

Supplemental Indenture, dated as of February 25, 2010, to the Indenture dated as of December 1, 2009 among Koppers Ventures LLC, Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association

Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 (Commission File No. 001-32737).
4.5

Second Supplemental Indenture, dated as of August 15, 2014, to the Indenture dated as of December 1, 2009 among Koppers Inc., Koppers Holdings Inc., as Guarantor, each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 (Commission File No. 001-32737).
4.6	Third Supplemental Indenture, dated as of January 19, 2017, among Koppers Inc., Koppers Holdings Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (Commission File No. 001-32737).
4.7	Indenture, dated as of January 25, 2017, among Koppers Inc., Koppers Holdings Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017 (Commission File No. 001-32737).
4.8

First Supplemental Indenture, dated as of March 7, 2018, among M.A. Energy Resources, LLC, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).
4.9

Second Supplemental Indenture, dated as of April 17, 2018, among the Guaranteeing Subsidiaries party thereto, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)

Koppers Holdings Inc.     2018 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.9*	Employment agreement with Steven R. Lacy dated April 5, 2002	Exhibit 10.35 of the Koppers Inc. Form 10-K for the year ended December 31, 2002 filed on March 5, 2003 (Commission File No. 001-12716).
10.13*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8   1 / 2 % Senior Notes due 2004. (P)

10.15*	Koppers Industries, Inc. Survivor Benefit Plan

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8  1 / 2 % Senior Notes due 2004. (P)

10.32	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).
10.37*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).
10.42	Asset Purchase Agreement dated April 28, 2006 between Reilly Industries, Inc. and Koppers Inc.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006 (Commission File No. 001-32737).
10.48*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).
10.49	Purchase Agreement dated as of August 3, 2008 by and among Koppers Inc., Carbon Investments, Inc., and ArcelorMittal S.A.	Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 001-32737).
10.51*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference
10.52*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).
10.53*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.55*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.62*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.63*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.64*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.66*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting	Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (Commission File No. 001-32737).
10.68*	Summary of Terms and Conditions of Employment between Mark R. McCormack and Koppers	Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (Commission File No. 001-32737).
10.73*	Amendment No. 2 to Employment Agreement with Steven R. Lacy effective December 19, 2012	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.80*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive	Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013 (Commission File No. 001-32737).

Koppers Holdings Inc.     2018 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.81*	Amendment No. 3 to Employment Agreement with Steven R. Lacy effective August 7, 2013	Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013 (Commission File No. 001-32737).
10.84*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (Commission File No. 001-32737).
10.92*	Key Employee Non-Competition Agreement, dated November 8, 2006, between Osmose Holdings, Inc. and Paul Goydan	Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 (Commission File No. 001-32737).
10.93*	Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, between Osmose Holdings, Inc. and Paul Goydan	Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 (Commission File No. 001-32737).
10.97*	Koppers Annual Incentive Plan, as amended January 25, 2016.	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.98*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.98 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.99*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.100*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.105*	Restricted Stock Unit Issuance Agreement – Time Vesting for Stephen C. Reeder	Exhibit 10.105 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.106*	Restricted Stock Unit Issuance Agreement – Performance Vesting for Stephen C. Reeder	Exhibit 10.106 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference
10.107*	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (Commission File No. 001-32737).
10.109

Credit Agreement, dated as of February 17, 2017, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017 (Commission File No. 001-32737).
10.110*	Key Employee Non-Competition Agreement, dated November 8, 2006, by and among Osmose Holdings, Inc. and Stephen C. Reeder	Exhibit 10.110 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017 (Commission File No. 001-32737).
10.111*	Amendment No. 1 to Key Employee Non-Competition Agreement, dated April 2, 2012, by and among Osmose Holdings, Inc. and Stephen C. Reeder	Exhibit 10.111 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017 (Commission File No. 001-32737).
10.112*	Employment Letter Agreement, dated March 14, 2012, by and among Osmose, Inc. and Stephen C. Reeder	Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017 (Commission File No. 001-32737).
10.113*	Amendment to Employment Letter Agreement, dated June 25, 2014, by and among Osmose, Inc. and Stephen C. Reeder	Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017 (Commission File No. 001-32737).
10.114*	Amendment No. 2 to Employment Letter Agreement, entered into as of May 5, 2017, by and among Koppers Performance Chemicals, Inc. and Stephen C. Reeder	Exhibit 10.114 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017 (Commission File No. 001-32737).
10.115*	Koppers Holdings Inc. Employee Stock Purchase Plan	Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 4, 2017 (Commission File No. 001-32737).
10.116*	2018 Restricted Stock Unit Issuance Agreement – Time Vesting for Stephen C. Reeder and Thomas D. Loadman	Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 27, 2018 (Commission File No. 001-32737).
10.117*	2018 Notice of Grant of Stock Option for Stephen C. Reeder and Thomas D. Loadman	Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 27, 2018 (Commission File No. 001-32737).
10.118

First Amendment to Credit Agreement dated as of February 26, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.118 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

Koppers Holdings Inc.     2018 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.119

Second Amendment to Credit Agreement and Joinder, dated as of April 10, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent

Exhibit 10.119 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.120*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).

10.121*	Form of Restricted Stock Unit Issuance Agreement Time Vesting	Exhibit 10.120 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.122*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.121 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.123*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director – Time Vesting	Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.124*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.125* ***	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.

24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

Exhibit No.	Exhibit	Incorporation by Reference
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

Koppers Holdings Inc.     2018 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2018, 2017 and 2016

	Balance at				Balance
	Beginning	Increase	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2018
Allowance for doubtful accounts	$2.5	$0.7	$(0.7)	$0.0	$2.5
Deferred tax valuation allowance	$44.5	$15.8	$0.0	$(0.4)	$59.9
2017
Allowance for doubtful accounts	$3.8	$0.4	$(1.8)	$0.1	$2.5
Deferred tax valuation allowance	$40.2	$4.0	$(0.5)	$0.8	$44.5
2016
Allowance for doubtful accounts	$6.5	$0.7	$(3.40)	$0.0	$3.8
Deferred tax valuation allowance	$41.9	$0.9	$(1.50)	$(1.1)	$40.2

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

Signature	Capacity		Date

/s/ Leroy M. Ball, Jr. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		March 1, 2019

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)		March 1, 2019

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Cynthia A. Baldwin	Director
X. Sharon Feng Traci Jensen David L. Motley	Director Director Director	By	/s/ Leroy M. Ball, Jr.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Sonja M. Wilkerson T. Michael Young	Director Director		March 1, 2019