Form 10-Q
period 2019-06-30
Koppers Holdings Inc.
filed 2019-08-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number 1-32737

KOPPERS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1878963
(State of incorporation)	(IRS Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 227-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2019 amounted to 20,683,016 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$469.8	$436.0	$904.7	$842.1
Cost of sales	375.6	352.8	729.4	664.2
Depreciation and amortization	13.4	13.7	28.0	25.5
Impairment and restructuring charges	3.8	1.4	4.1	2.9
Selling, general and administrative expenses	38.5	45.8	76.3	83.9
Operating profit	38.5	22.3	66.9	65.6
Other (loss) income, net	(0.1)	(0.7)	0.5	(0.5)
Interest expense	16.0	14.5	32.7	25.0
Income before income taxes	22.4	7.1	34.7	40.1
Income tax provision	8.0	6.6	7.9	15.8
Income from continuing operations	14.4	0.5	26.8	24.3
Income from discontinued operations, net of tax expense of $0.0, $0.3, $0.0, and $0.2	0.0	0.5	0.0	0.4
Net income	14.4	1.0	26.8	24.7
Net (loss) income attributable to noncontrolling interests	(0.3)	0.4	0.6	6.3
Net income attributable to Koppers	$14.7	$0.6	$26.2	$18.4
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.71	$0.01	$1.27	$0.86
Discontinued operations	0.00	0.02	0.00	0.02
Earnings per basic common share	$0.71	$0.03	$1.27	$0.88
Diluted -
Continuing operations	$0.70	$0.01	$1.25	$0.81
Discontinued operations	0.00	0.02	0.00	0.02
Earnings per diluted common share	$0.70	$0.03	$1.25	$0.83
Comprehensive income (loss)	$9.6	$(20.7)	$30.3	$(4.5)
Comprehensive (loss) income attributable to noncontrolling interests	(0.6)	(0.3)	0.6	5.8
Comprehensive income (loss) attributable to Koppers	$10.2	$(20.4)	$29.7	$(10.3)
Weighted average shares outstanding (in thousands):
Basic	20,662	21,138	20,619	21,016
Diluted	21,044	22,054	20,949	22,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$42.1	$40.6
Accounts receivable, net of allowance of $2.0 and $2.5	212.8	186.7
Income tax receivable	1.8	2.8
Inventories, net	279.2	284.7
Other current assets	21.5	25.5
Total current assets	557.4	540.3
Property, plant and equipment, net	414.4	417.9
Operating lease right-of-use assets	113.9	0.0
Goodwill	296.2	296.5
Intangible assets, net	178.1	188.0
Deferred tax assets	14.3	15.5
Other assets	23.8	21.7
Total assets	$1,598.1	$1,479.9
Liabilities
Accounts payable	$142.1	$177.2
Accrued liabilities	98.9	109.9
Current operating lease liabilities	22.0	0.0
Current maturities of long-term debt	14.0	11.6
Total current liabilities	277.0	298.7
Long-term debt	993.2	978.8
Accrued postretirement benefits	48.6	48.2
Deferred tax liabilities	6.9	6.8
Operating lease liabilities	92.7	0.0
Other long-term liabilities	76.7	80.4
Total liabilities	1,495.1	1,412.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,196,584 and 23,028,957 shares issued	0.2	0.2
Additional paid-in capital	212.4	206.0
Retained earnings	53.5	27.2
Accumulated other comprehensive loss	(83.7)	(87.2)
Treasury stock, at cost, 2,513,568 and 2,480,213 shares	(90.8)	(90.0)
Total Koppers shareholders’ equity	91.6	56.2
Noncontrolling interests	11.4	10.8
Total equity	103.0	67.0
Total liabilities and equity	$1,598.1	$1,479.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$26.8	$24.7
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	28.0	25.5
Loss on disposal of assets and investment	0.3	1.3
Insurance proceeds	(3.0)	(0.7)
Deferred income taxes	0.4	4.4
Change in other liabilities	(6.6)	(3.7)
Non-cash interest expense	1.2	1.2
Stock-based compensation	5.9	6.0
Other - net	(0.1)	5.4
Changes in working capital:
Accounts receivable	(25.4)	(29.4)
Inventories	5.9	(26.1)
Accounts payable	(30.5)	23.0
Accrued liabilities	(6.0)	(29.0)
Other working capital	4.5	0.5
Net cash provided by operating activities	1.4	3.1
Cash (used in) provided by investing activities:
Capital expenditures	(18.5)	(53.6)
Acquisitions, net of cash acquired	0.0	(264.1)
Insurance proceeds received	3.0	0.7
Net cash provided by divestitures and asset sales	0.5	1.5
Net cash used in investing activities	(15.0)	(315.5)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	35.0	235.1
Borrowings of long-term debt	0.0	100.0
Repayments of long-term debt	(18.7)	(10.4)
Issuances of Common Stock	0.6	2.2
Repurchases of Common Stock	(0.9)	(7.4)
Payment of debt issuance costs	(0.9)	(2.9)
Net cash provided by financing activities	15.1	316.6
Effect of exchange rate changes on cash	0.0	(2.0)
Net increase in cash and cash equivalents	1.5	2.2
Cash and cash equivalents at beginning of period	40.6	60.3
Cash and cash equivalents at end of period	$42.1	$62.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7.7
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.5

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases. The standard was effective January 1, 2019 and measurement and presentation of expenses depends on classification as a finance or operating lease. We adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach with no restatement of comparative periods presented. The adoption is accounted for as a change in accounting principle in conformity with FASB Accounting Standards Codification 250, “Accounting Changes and Error Corrections”.

We elected a suite of practical expedients, including retaining our current classification of existing leases upon adoption, separating lease and non-lease components for certain asset classes and excluding leases expiring within twelve months. The initial impact of adopting this new standard on our consolidated statement of operations and consolidated statement of cash flows was not material. Approximately $119 million of right-of-use assets and lease liabilities were recognized in the consolidated balance sheet upon adoption. Refer to “Note 16 – Leases” for more details regarding leases as of June 30, 2019.

3. Plant Closures and Divestitures

Over the past five years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

The cessation of naphthalene refining activities at our Follansbee, West Virginia coal tar distillation facility in the fourth quarter of 2018 subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois. In June 2019, we announced the cessation of remaining production activities at our CMC Follansbee, WV plant in the third quarter of 2019 and, as such, we recorded charges of $0.5 million for additional asset retirement obligations and $2.8 million for inventory and fixed asset write-offs in the three months ended June 30, 2019.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	1.8	2.2	4.9
Cost charged against assets	0.0	0.0	0.0	(2.1)	(2.1)
Reversal of accrued charges	0.0	0.0	(0.9)	0.0	(0.9)
Cash paid	0.0	(3.4)	(7.9)	(0.5)	(11.8)
Currency translation	0.0	(0.2)	0.0	(0.1)	(0.3)
Reserve at December 31, 2018	$1.7	$0.0	$3.6	$2.8	$8.1
Accrual	0.0	0.0	1.3	2.8	4.1
Cost charged against assets	0.0	0.0	0.0	(2.8)	(2.8)
Cash paid	(0.3)	0.0	(3.4)	0.0	(3.7)
Currency translation	0.0	0.0	0.0	0.0	0.0
Reserve at June 30, 2019	$1.4	$0.0	$1.5	$2.8	$5.7

Events subsequent to June 30, 2019

On August 5, 2019, we sold our utility pole treatment plant located in Blackstone, Virginia. In exchange for the property and associated assets, the buyer extended its agreement to purchase wood-treatment chemicals from us for a one-year period and agreed to assume any potential historical environmental obligations at the plant. Production capacity at Blackstone will be consolidated with other existing facilities and we do not expect to record a material charge to earnings in the third quarter of 2019 related to the transaction.

4. Acquisitions

On April 10, 2018, Koppers Inc. acquired Cox Industries, Inc. (“Cox”) for net cash consideration of $201.3 million. The transaction was funded by borrowings on Koppers Inc.’s credit facility discussed in “Note 14 - Debt.” Cox was renamed Koppers Utility and Industrial Products Inc. (“UIP”) subsequent to the acquisition. UIP is a manufacturer of treated wood transmission and distribution poles for utility and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. UIP manufactures and sells its treated wood poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. UIP treats its products with a variety of wood protection chemicals, including chromated copper arsenate and creosote, which are produced by our PC and CMC segments, respectively.

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

KRR converts this recovered material into alternative fuels, such as crosstie-derived or biomass-derived fuel, that are used as a substitute for conventional higher-cost carbon-based fuel. KRR currently operates two processing facilities, each of which is located to serve its Class I railroad customer base.

Combined costs related to these two acquisitions were $3.5 million and $5.6 million for the three and six months ended June 30, 2018, respectively, and are recorded within selling, general and administrative expenses in the consolidated statement of operations.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
(Dollars in millions)
Pro forma revenue	$440.3	$892.8
Pro forma income from continuing operations attributable to Koppers	5.7	26.6
Pro forma earnings per share - continuing operations:
Basic -	$0.27	$1.27
Diluted -	$0.26	$1.20

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

Contract Balances

The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $6.5 million and $5.3 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of June 30, 2019 and January 1, 2018, respectively.

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2019 and 2018 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income	$14.4	$1.0	$26.8	$24.7
Changes in other comprehensive income:
Currency translation adjustment	(1.1)	(17.2)	0.7	(16.0)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $2.0, $2.2, $(1.2) and $6.7	(3.9)	(4.7)	2.3	(14.0)
Change in accounting standard	0.0	0.0	0.0	0.3
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.2, and $0.2	0.2	0.2	0.5	0.5
Total comprehensive income (loss)	9.6	(20.7)	30.3	(4.5)
Comprehensive (loss) income attributable to noncontrolling interests	(0.6)	(0.3)	0.6	5.8
Comprehensive income (loss) attributable to Koppers	$10.2	$(20.4)	$29.7	$(10.3)

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss include income (loss) related to derivative financial instruments, net of tax, of $0.9 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $2.9 million and $5.4 million for the three and six months ended June 30, 2018, respectively.

The following tables present the change in equity for the three months ended June 30, 2019 and 2018, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$0.2	$209.0	$38.8	$(79.2)	$(90.8)	$12.0	$90.0
Net income	0.0	0.0	14.7	0.0	0.0	(0.3)	14.4
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	(0.8)	0.0	(0.3)	(1.1)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	(3.9)	0.0	0.0	(3.9)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	$0.2	$194.7	$21.6	$(44.2)	$(65.6)	$11.9	$118.6
Net income	0.0	0.0	0.6	0.0	0.0	0.4	1.0
Issuance of common stock	0.0	0.9	0.0	0.0	0.0	0.0	0.9
Employee stock plans	0.0	3.2	0.0	0.0	0.0	0.0	3.2
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	(16.5)	0.0	(0.8)	(17.2)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(4.7)	0.0	0.0	(4.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Repurchases of common stock	0.0	(0.1)	0.0	0.0	(0.1)	0.2	(0.0)
Balance at June 30, 2018	$0.2	$198.7	$22.2	$(65.1)	$(65.7)	$11.7	$102.1

The following tables present the change in equity for the six months ended June 30, 2019 and 2018, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.2	$206.0	$27.2	$(87.2)	$(90.0)	$10.8	$67.0
Net income	0.0	0.0	26.2	0.0	0.0	0.6	26.8
Issuance of common stock	0.0	0.6	0.0	0.0	0.0	0.0	0.6
Employee stock plans	0.0	5.9	0.0	0.0	0.0	0.0	5.9
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	0.7	0.0	(0.0)	0.7
Unrealized gain on cash flow hedges	0.0	0.0	0.0	2.3	0.0	0.0	2.3
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Repurchases of common stock	0.0	(0.2)	0.1	0.0	(0.8)	0.0	(0.9)
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.2	$190.6	$7.4	$(40.1)	$(58.2)	$5.9	$105.8
Net income	0.0	0.0	18.4	0.0	0.0	6.3	24.7
Issuance of common stock	0.0	2.2	0.0	0.0	0.0	0.0	2.2
Employee stock plans	0.0	6.1	0.0	0.0	0.0	0.0	6.1
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	(15.5)	0.0	(0.5)	(16.0)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(14.0)	0.0	0.0	(14.0)
Change in accounting standard	0.0	0.0	(3.6)	3.9	0.0	0.0	0.3
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Repurchases of common stock	0.0	(0.1)	0.0	0.0	(7.5)	0.1	(7.5)
Balance at June 30, 2018	$0.2	$198.7	$22.2	$(65.1)	$(65.7)	$11.7	$102.1

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$14.7	$0.6	$26.2	$18.4
Income from discontinued operations	0.0	0.5	0.0	0.4
Income from continuing operations attributable to Koppers	$14.7	$0.1	$26.2	$18.0
Weighted average common shares outstanding:
Basic	20,662	21,138	20,619	21,016
Effect of dilutive securities	382	916	330	1,076
Diluted	21,044	22,054	20,949	22,092
Earnings per common share – continuing operations:
Basic earnings per common share	$0.71	$0.01	$1.27	$0.86
Diluted earnings per common share	0.70	0.01	1.25	0.81
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	674	249	580	195

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

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units is the market price of the underlying common stock on the date of grant and the fair value of performance stock units is determined using a Monte Carlo valuation model. For grants to most employees, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees in connection with employee compensation with vesting periods of typically two years or less.

Performance stock units have vesting based upon a market condition. These performance stock units have multi-year performance objectives and a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. We have the discretion to settle the award in cash rather than shares, although we currently expect that all awards will be settled by the issuance of shares. Performance stock units for the 2016-2018 performance period vested at 13 percent of the target share amount in March 2019.

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

The following table shows a summary of the performance stock units as of June 30, 2019:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2017 – 2019	0	110,262	220,524
2018 – 2020	0	128,093	256,186
2019 – 2021	0	156,287	312,574

The following table shows a summary of the status and activity of non-vested stock units for the six months ended June 30, 2019:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2018	223,561	271,123	494,684	$45.65
Granted	226,781	156,287	383,068	$32.21
Vested	(100,004)	(32,768)	(132,772)	$28.38
Non-vested at June 30, 2019	350,338	394,642	744,980	$40.15

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	981,940	$29.63
Granted	145,301	$26.63
Exercised	(1,301)	$17.79
Expired	(14,650)	$40.04
Outstanding at June 30, 2019	1,111,290	$29.11	5.95	$5.9
Exercisable at June 30, 2019	789,672	$28.05	4.65	$4.9

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.1	$3.1	$5.9	$6.0
Less related income tax benefit	1.1	1.0	1.9	1.9
Decrease in net income attributable to Koppers	$2.0	$2.1	$4.0	$4.1
Intrinsic value of exercised stock options	$0.0	$0.8	$0.0	$1.0
Cash received from the exercise of stock options	$0.0	$0.9	$0.0	$2.2

As of June 30, 2019, total future compensation expense related to non-vested stock-based compensation arrangements totaled $22.9 million and the weighted-average period over which this expense is expected to be recognized is approximately 29 months.

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

Our Railroad and Utility Products and Services segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties. In April 2018, we acquired UIP, a manufacturer of treated wood utility transmission and distribution poles for utility and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction and marine applications. In February 2018, we acquired KRR, a vertically-integrated provider of crosstie recovery and disposal services. KRR converts recovered material into alternative fuels, such as crosstie-derived or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

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

We evaluate performance and determine resource allocations based on a number of factors, including earnings before interest, taxes, depreciation and amortization and operating profit or loss from operations. Operating profit does not include other loss, interest expense, income taxes or operating costs of Koppers Holdings Inc.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for those described in “Note 2 – New Accounting Pronouncements.” Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$199.1	$177.2	$365.2	$285.6
Performance Chemicals	120.8	115.1	219.8	212.5
Carbon Materials and Chemicals	149.9	143.7	319.7	344.0
Total	$469.8	$436.0	$904.7	$842.1
Intersegment revenues:
Railroad and Utility Products and Services	$0.2	$0.0	$0.5	$0.0
Performance Chemicals	3.1	2.4	6.2	4.2
Carbon Materials and Chemicals	18.7	19.2	36.6	37.4
Total	$22.0	$21.6	$43.3	$41.6
Depreciation and amortization expense:
Railroad and Utility Products and Services	$4.8	$4.9	$9.6	$7.9
Performance Chemicals	4.6	4.5	9.5	8.9
Carbon Materials and Chemicals	4.0	4.3	8.9	8.7
Total	$13.4	$13.7	$28.0	$25.5
Operating profit (loss):
Railroad and Utility Products and Services	$11.8	$(1.0)	$20.5	$0.1
Performance Chemicals	14.0	11.6	26.8	17.2
Carbon Materials and Chemicals	13.3	12.5	20.7	49.7
Corporate(a)	(0.6)	(0.8)	(1.1)	(1.4)
Total	$38.5	$22.3	$66.9	$65.6
(a)	Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$110.3	$88.0	$195.0	$163.1
Utility poles	60.0	58.9	114.5	70.4
Rail joints	8.4	9.7	16.8	18.1
Railroad infrastructure services	10.4	9.1	19.7	16.1
Other products	10.0	11.5	19.2	17.9
	199.1	177.2	365.2	285.6
Performance Chemicals:
Wood preservative products	107.8	101.2	195.1	186.2
Other products	13.0	13.9	24.7	26.3
	120.8	115.1	219.8	212.5
Carbon Materials and Chemicals:
Pitch and related products	94.5	87.3	201.5	216.6
Creosote and distillates	18.5	20.1	37.4	43.0
Phthalic anhydride and other chemicals	20.0	18.8	41.0	41.0
Naphthalene	9.4	10.3	22.2	23.3
Other products	7.5	7.2	17.6	20.1
	149.9	143.7	319.7	344.0
Total	$469.8	$436.0	$904.7	$842.1

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$569.4	$538.0
Performance Chemicals	485.5	446.9
Carbon Materials and Chemicals	495.9	457.1
All other	47.3	37.9
Total(a)	$1,598.1	$1,479.9
Goodwill:
Railroad and Utility Products and Services	$120.7	$121.1
Performance Chemicals	175.5	175.4
Total	$296.2	$296.5
(a)	The increase in total assets as of June 30, 2019 includes $113.9 million attributable to the implementation of ASU No. 2016-02 “Leases (Topic 842).”

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 33.3 percent and 32.3 percent for the six months ended June 30, 2019 and 2018, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,	June 30,
	2019	2018
Federal income tax rate	21.0%	21.0%
Interest expense deduction limitation	8.4	2.0
Foreign earnings taxed at different rates	1.3	4.3
Nondeductible expenses	1.3	1.8
State income taxes, net of federal tax benefit	0.7	0.3
GILTI inclusion, net of foreign tax credits	0.6	10.2
Change in tax contingency reserves	0.1	0.1
Valuation allowance adjustments	0.0	(7.8)
Other	(0.1)	0.4
Estimated annual effective income tax rate	33.3%	32.3%

In 2018, the estimated annual effective income tax rate included a benefit related to the release of a valuation allowance adjustment for a subsidiary in China. Management determined that sufficient positive evidence exists to support that this entity’s net operating losses were more likely than not to be realized.

Income taxes as a percentage of pretax income were 35.7 percent for the three months ended June 30, 2019. This is higher than the estimated annual effective income tax rate due to a change in the geographical mix of earnings and due to an increase in unfavorable US tax adjustments for the interest expense deduction limitation and the GILTI inclusion.

Income taxes as a percentage of pretax income were 93.0 percent for the three months ended June 30, 2018. This was higher than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended June 30, 2018 were a net cost of $5.0 million. Discrete items were primarily related to a tax charge of $4.8 million to reflect a change in the estimate of the Company’s 2017 U.S. tax provision with respect to certain sections of the Tax Cuts and Jobs Act of 2017.

Income taxes as a percentage of pretax income were 22.8 percent for the six months ended June 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the six months ended June 30, 2019 were a net benefit of $3.7 million. Discrete items were primarily related to the reversal of various unrecognized tax benefits due to the closure of the Company’s U.S. tax audit.

Income taxes as a percentage of pretax income were 39.4 percent for the six months ended June 30, 2018.  This was higher than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the six months ended June 30, 2018 were a net cost of $2.9 million. Discrete items were primarily related to a tax charge of $4.8 million to reflect a change in the estimate of the Company’s 2017 U.S. tax provision and were partially offset by $2.3 million of excess tax benefits for stock-based compensation.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the six months ended June 30, 2019.

Unrecognized Tax Benefits

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2015.

Unrecognized tax benefits totaled $2.4 million and $7.0 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.3 million and $3.7 million, respectively. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of June 30, 2019 and December 31, 2018, we had accrued approximately $0.9 million and $2.2 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of June 30, 2019 and December 31, 2018 are summarized in the table below:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Raw materials	$215.3	$199.5
Work in process	13.4	16.0
Finished goods	113.1	128.1
	$341.8	$343.6
Less revaluation to LIFO	62.6	58.9
Net	$279.2	$284.7

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2019 and December 31, 2018 are summarized in the table below:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Land	$17.5	$17.5
Buildings	65.0	65.1
Machinery and equipment	805.1	800.9
	$887.6	$883.5
Less accumulated depreciation	473.2	465.6
Net	$414.4	$417.9

Impairments – There were no impairment charges incurred for the six months ended June 30, 2019 and 2018.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Service cost	$0.3	$0.4	$0.7	$0.9
Interest cost	2.0	2.0	4.0	3.8
Expected return on plan assets	(2.0)	(2.2)	(4.0)	(4.3)
Amortization of net loss	0.4	0.3	0.8	0.7
Net periodic benefit cost	$0.7	$0.5	$1.5	$1.1
Defined contribution plan expense	$2.5	$2.2	$4.1	$4.2

14. Debt

Debt as of June 30, 2019 and December 31, 2018 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2019	December 31, 2018
(Dollars in millions)
Term Loan	5.57%	2024	$87.5	$92.5
Revolving Credit Facility	5.57%	2024	425.0	390.0
Construction and other loans	4.25%	2020	6.7	20.1
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			1,019.2	1,002.6
Less short-term debt and current maturities of long-term debt			14.0	11.6
Less unamortized debt issuance costs			12.0	12.2
Long-term debt			$993.2	$978.8

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

Credit Facility

On May 1, 2019, we entered into the Third Amendment (the “Third Amendment”) to our $600 million senior secured revolving credit facility and our $100 million secured term loan facility (the “Credit Facility”) to, among other things: (1) reset the Credit Facility termination date to May 1, 2024; and (2) revise certain financial statement covenants and related definitions and other covenants, including revising the definition of Consolidated EBITDA to increase the permitted add back of non-recurring, non-cash charges incurred in connection with the discontinuation or sale of business operations and excluding dividends and distributions made during the fiscal quarter ended September 30, 2018 from the definition of fixed charge coverage ratio. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

The secured term loan has a quarterly amortization of $2.5 million and the interest rate on the Credit Facility is variable and is based on LIBOR.

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

As of June 30, 2019, we had $160.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2019, $14.4 million of commitments were utilized by outstanding letters of credit.

Construction Loans

Our 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into a committed loan facility agreement with a third-party bank. Borrowings under the third-party bank facility totaled $6.2 million at June 30, 2019 and are secured by a letter of credit issued by a bank under the Credit Facility. The construction loan portion of the third-party commitment requires semi-annual installments every six months with a final repayment in December 2020.

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

	June 30, 2019	December 31, 2018
(Dollars in millions)
Asset retirement obligation at beginning of year	$27.0	$37.1
Accretion expense	0.8	1.7
Revision in estimated cash flows	2.1	0.8
Cash expenditures	(5.2)	(12.5)
Currency translation	0.0	(0.1)
Balance at end of period	$24.7	$27.0

16. Leases

As described in Note 2 – “New Accounting Pronouncements,” on January 1, 2019, we adopted the provisions of ASU 2016-02 and recognized lease obligations and associated right-of-use assets for existing non-cancelable leases. We have non-cancelable operating leases primarily associated with railcars, office and manufacturing facilities, storage tanks, ships, production equipment and vehicles. Many of our leases include both lease (e.g., fixed rent) and non-lease components (e.g., maintenance and services). For certain asset classes such as railcars, storage tanks and ships, we have separated the lease and non-lease components based on the estimated stand-alone price for each component. For the remaining asset classes, we have elected the practical expedient to account for these components as a single lease component.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.9 million and $15.9 million and variable lease costs were $0.9 million and $1.8 million during the three and six months ended June 30, 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of June 30, 2019:

(Dollars in millions)
2019	$15.8
2020	28.8
2021	22.7
2022	19.0
2023	13.3
Thereafter	53.7
Total lease payments	$153.2
Less: Interest	(38.5)
Present value of lease liabilities	$114.7

Supplemental consolidated balance sheet information related to leases is as follows:

June 30, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$113.9
Current operating lease liabilities	$22.0
Operating lease liabilities	92.7
Total operating lease liabilities	$114.7
Weighted average remaining lease term, in years	7.1
Weighted average discount rate	7.7%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by us by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through early 2022. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances and foreign currency denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of June 30, 2019 and December 31, 2018, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - (Liability) Asset
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(Amounts in millions)
Cash flow hedges	56.4	35.5	$(3.7)	$(6.8)
Not designated as hedges	14.7	13.3	(1.1)	(2.4)
Total	71.1	48.8	$(4.8)	$(9.2)

As of June 30, 2019 and December 31, 2018, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Other assets	$0.2	$0.0
Accrued liabilities	(4.8)	(9.0)
Other long-term liabilities	(0.2)	(0.2)
Net liability on balance sheet	$(4.8)	$(9.2)
Accumulated other comprehensive loss, net of tax	$(3.0)	$(5.3)

Based upon contracts outstanding at June 30, 2019, in the next twelve months we estimate that $2.8 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See “Note 6 – Comprehensive Income and Equity”, for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive loss to net income for the periods specified below. For the three and six months ended June 30, 2019 and 2018, the (loss) gain from contracts not designated as hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
(Loss) gain from contracts not designated as hedges	$(1.8)	$(1.0)	$1.3	$(4.5)

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income.

As of June 30, 2019 and December 31, 2018, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Other current assets	$0.2	$0.9
Accrued liabilities	(0.7)	(1.0)
Net liability on balance sheet	$(0.5)	$(0.1)

As of June 30, 2019 and December 31, 2018, the net currency units outstanding for these contracts were:

	June 30, 2019	December 31, 2018
(In millions)
British Pounds	GBP 4.2	GBP 5.7
New Zealand Dollars	NZD 16.0	NZD 16.0
United States Dollars	USD 8.5	USD 6.0
Canadian Dollars	CAD 8.7	CAD 0.0
Euro	EUR 1.2	EUR 1.2

18. Commitments and Contingent Liabilities

We are involved in litigation and various proceedings relating to environmental laws and regulations, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty and should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, these legal matters could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of June 30, 2019, compared to 65 plaintiffs in 35 cases pending as of December 31, 2018. As of June 30, 2019, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 34 pending cases seek to recover compensatory damages. Plaintiffs in 29 of those cases also seek to recover punitive damages. The plaintiffs in the 33 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

Pavement Sealer Cases. Koppers Inc. is one of ten defendants in separate federal lawsuits, which have been filed since December 2018, by eleven municipalities in the state of Minnesota. The other defendants in these lawsuits include Beazer East, Ruetgers Canada, Inc., Stella-Jones Corp., Coopers Creek Chemical Corporation, Lone Star Specialty Products, LLC, Bonsal American, Inc., The Brewer Company, Specialty Technology & Research, Inc. and Vance Brothers, Inc. These lawsuits were filed in the United States District Court for the District of Minnesota. Each of the lawsuits allege that contamination caused by coal tar-based pavement sealer products has impacted their stormwater retention ponds resulting in substantially increased disposal costs when the ponds are periodically dredged. The plaintiffs seek to recover compensatory damages and other costs in addition to compelling the defendants to remove the alleged contamination from the plaintiffs’ stormwater retention ponds and other stormwater-management devices.  The cases are being coordinated by the Court for discovery purposes only, but discovery has not commenced. On May 17, 2019, defendants (including Koppers Inc.) filed a consolidated joint motion to dismiss the lawsuits and four defendants (not including Koppers Inc.) filed individual motions to dismiss for lack of personal jurisdiction. The hearing on defendants’ consolidated joint motion to dismiss and the motions to dismiss for lack of personal jurisdiction is set for September 20, 2019. No trial dates have been set in any of these lawsuits.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities, subject to the following paragraph, and agreed to share toxic tort litigation defense arising from any sites acquired from Beazer East.

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 (“Pre-Closing”) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. The indemnification period ended July 14, 2019 (the “Claim Deadline”) and Beazer East may now tender certain third-party claims described in sections (i) and (ii) above to Koppers Inc. However, to the extent the third-party claims described in sections (i) and (ii) above were tendered to Beazer East by the Claim Deadline, Beazer East will continue to be required to pay the costs arising from such claims under the Indemnity. Furthermore, the Claim Deadline did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be tendered by Koppers Inc. to Beazer East.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.1 million at June 30, 2019. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2019, our estimated environmental remediation liability for these acquired sites totals $4.8 million.

Foreign Environmental Matters. An Australian subsidiary of Koppers Inc. received prevention notices in June and July 2019 from the New South Wales Environmental Protection Authority ("NSW EPA") after a series of investigations and incidents during the preceding months. The prevention notices and subsequent correspondence indicate potential violations of the Protection of the Environment Operations Act 1997 and directs our subsidiary to implement certain preventive actions within a specified time frame. We continue to meet and correspond with the NSW EPA to discuss and present relevant information related to the allegations. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any NSW EPA actions relating to the alleged potential violations and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2019, our estimated environmental remediation liability for this acquired site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $3.3 million and $3.5 million are classified as current liabilities at June 30, 2019 and December 31, 2018, respectively:

	Period ended
	June 30, 2019	December 31, 2018
(Dollars in millions)
Balance at beginning of year	$10.1	$13.9
Expense	0.3	0.9
Reversal of reserves	(0.2)	(2.4)
Cash expenditures	(0.2)	(3.8)
Acquisition	0.0	1.9
Currency translation	(0.1)	(0.4)
Balance at end of period	$9.9	$10.1

19. Related Party Transactions

At December 31, 2017, KJCC had an outstanding loan from its 25-percent non-controlling shareholder of $2.5 million. This loan was repaid in November 2018.

20. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$42.1	$42.1	$40.6	$40.6
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Long-term debt (including current portion)	$985.2	$1,019.2	$945.3	$1,002.6
(a)	Excludes equity method investments.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the North American Class I railroads. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia. We also provide rail joint bar products as well as various services to the railroad industry. In April 2018, we re-entered the North American utility pole market with the acquisition of Cox Industries, Inc., which has been renamed Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and construction and marine pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. In February 2018, Koppers Inc. acquired M.A. Energy Resources, LLC, a business related to the recovery of used crossties, which was renamed Koppers Recovery Resources LLC (“KRR”) subsequent to the acquisition.

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

Railroad and Utility Products and Services

We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada. In addition, we supply treated utility poles for the utility sector in the United States and Australia. The primary end-markets for RUPS is the North American railroad industry, which has an installed base of approximately 700 million wood crossties, and the investor-owned utility industry which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement. Historically, North American demand for crossties had been in the range of 22-25 million crossties annually. However, the crosstie replacement market has been significantly lower recently. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2018 were approximately 21 million, of which 16 million were for Class I railroads. The RTA has issued a preliminary forecast expecting fundamental demand for the industry to increase from prior year, ranging from 22 million to 23 million crossties in 2019.

For distribution poles, nearly half of the installed base is 40-plus years old and the demand has historically been in the range of two to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. Given that backdrop, we anticipate that 2019 will be a relatively stable year from a demand standpoint. Longer term, we are evaluating opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada.

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment. During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and installation.

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

According to the Association of American Railroads (“AAR”), the level of business activity for the railroad industry is dependent on, to a large extent, trends occurring in other sectors of the economy. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to trade relations, commodity prices and interest rates. The AAR reported that rail traffic has been trending down recently. For the six months ended June 30, 2019, total U.S. carload traffic decreased 2.9 percent from last year while intermodal units were lower by 3.2 percent from the prior year, and on a combined basis, U.S. traffic for carloads and intermodal units was 3.1 percent lower than prior year.

Although year-over-year rail traffic had been relatively positive during the past several years, the amount of heavy-haul loads such as coal and fracking sands have declined significantly from historical levels. As a result, this translates into lighter-weight loads having less wear on tracks and ties. Additionally, the current demand for rail service has been softening due to lower U.S. manufacturing output, decelerating market trends in housing and tensions with trading partners overseas. Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on reducing their operating costs and working capital. Demand has shown improvements in the first half of 2019 and we anticipate that to continue, contingent on the availability of lumber for untreated crosstie production.

In terms of raw material, there was less available inventory of untreated crossties from the sawmills during 2018 and lumber prices increased dramatically due to unfavorable weather conditions affecting production. During the first half of 2019, lumber prices have come down and remained relatively stable, however, the weather challenges have negatively affected the availability of logs for production at sawmill operators. The RTA indicates that the industry continues to experience a shortage of lumber availability and consequently, the sawmills are reducing their tie production, which has resulted in a tightness in the supply of untreated crossties which challenges our ability to procure needed inventory. In addition, the potential effects from the impending tariffs on trade between China and the U.S. may negatively impact the hardwood industry and the availability of lumber. The conditions for log availability improved somewhat late in the second quarter and to the extent that we can build our untreated tie inventory, we anticipate having higher levels of dry crosstie inventory ready for future treatment.

In addition, over the last several years, certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. Going forward, we estimate that the remaining potential impact of this transition could be a further increase of working capital of approximately $50 million primarily due to higher inventory, and the associated revenue cycle could be temporarily extended for approximately six to nine months, for approximately $50 million in total. The actual timing of this impact will be dependent on the date, if at all, when the remaining customers make the transition.

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

On August 5, 2019, we sold our utility pole treatment plant located in Blackstone, Virginia. In exchange for the property and associated assets, the buyer extended its agreement to purchase wood-treatment chemicals from us for a one-year period and agreed to assume any potential historical environmental obligations at the plant. Production capacity at Blackstone will be consolidated with other existing facilities and we do not expect to record a material charge to earnings in the third quarter of 2019 related to the transaction.

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

According to the National Association of Realtors® (“NAR”), total existing-home sales in June were down 1.7 percent from May and down 2.2 percent from a year ago, attributed to a national housing shortage for mid-to-lower priced homes with solid demand and insufficient supply.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the annual growth in the national market for home improvement and repair has been revised lower and expected to slow considerably over the next twelve months.  The LIRA projects that annual gains in homeowner expenditures for improvements and repairs will shrink from 6.3 percent and 5.5 percent in the third and fourth quarters of 2019 to just 0.4 percent by mid-2020. Even so, LIRA projects that spending on these areas is still anticipated to expand to more than $323 billion nationally.

The Conference Board Consumer Confidence Index® was 135.7 in July, its highest level this year; however, the Index has been volatile in recent months with June at 121.5, and May at 131.3. In the near term, consumers seem to be relatively optimistic about business and labor market conditions but an escalation in trade and tariff tensions can result in a less favorable outlook. While the Index remains at a high level, continued uncertainty could result in further volatility.

From a margin perspective, our profitability has been unfavorably impacted by rising raw material costs, primarily due to copper prices which began to trend higher in 2017, continued into 2018 and then pulled back from highs reached in the first half of 2018. Overall, copper prices in 2018 were higher, and given that we make purchasing commitments approximately 12 to 18 months in advance of the following 12-month period, we expect higher year-over-year raw material costs throughout 2019. Our strategy is to hedge a majority of our requirements over a one-to-three year time frame in order to provide short-term certainty and visibility of our cost structure by lessening the impact that may arise in commodity markets. In a rising copper price environment, as has been the case for much of the past twenty-four months, our average hedged prices have increased from prior year. That trend has continued in 2019. We have begun hedging for our input needs in 2020 and beyond, and as long as copper prices remain at current levels, we anticipate a year-over-year benefit for that time period. We have implemented pricing actions, where possible, to partially offset the impact of higher input costs.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. Most recently, in June 2019, we announced the cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019 and, as such, we recorded charges of $3.3 million in the second quarter of 2019 related to asset retirement obligations and inventory and fixed asset write-offs. As a result of these initiatives, we expect additional restructuring and related charges to earnings of approximately $3 to $5 million through 2021. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $18 million through 2021.

We currently supply our North American RUPS business with 100 percent of its creosote requirements. As discussed in the RUPS outlook, there has been a decrease starting in 2017 with respect to spending for railroad infrastructure. This results in a shift in excess distillate production to the commodity carbon black feedstock market until demand stabilizes for creosote.

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

For the external markets served by our CMC business, we expect that North America, Europe and Australia will benefit from relatively favorable demand levels for carbon pitch. Also, CMC margins are being favorably impacted by the lower cost of raw materials in 2019. However, end market pricing for some products has been under pressure in certain regions as competitors are trying to increase market share.

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

Results of Operations – Comparison of Three Months Ended June 30, 2019 and 2018

Consolidated Results

Net sales for the three months ended June 30, 2019 and 2018 are summarized by segment in the following table:

	Three Months Ended June 30,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$199.1	$177.2	12%
Performance Chemicals	120.8	115.1	5%
Carbon Materials and Chemicals	149.9	143.7	4%
	$469.8	$436.0	8%

RUPS net sales increased by $21.9 million or 12 percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets in the current year period. In total, sales of crossties increased by $22.9 million in the current year period. In the prior year period, lower sales volumes of crossties were a result of decreased spending in the rail industry along with certain Class I railroads shifting from a treatment-service only model to having suppliers hold untreated inventory until the crossties are treated. In addition, a slight volume increase in our domestic pole business was offset by a slight volume decrease in our Australian pole business in the current year period.

PC net sales increased by $5.7 million or five percent compared to the prior year period. The sales increase was due primarily to higher volumes of copper-based preservatives in North America, new customer volumes and new product sales. In addition, sales of copper-based preservatives in North America realized a more favorable pricing mix in the current year period.

CMC net sales increased by $6.2 million or four percent compared to the prior year period due mainly to higher sales volumes for carbon pitch in China and Europe, higher sales volumes of phthalic anhydride in North America and higher sales prices for carbon pitch in Australia. These were partially offset by lower sales prices for carbon pitch in China and Europe and an unfavorable impact from foreign currency translation. In Australia, higher sales prices for carbon pitch were driven primarily by higher raw material cost and increases in global oil pricing.

Cost of sales as a percentage of net sales was 80 percent for the quarter ended June 30, 2019 compared to 81 percent in the prior year quarter. Higher gross margins for PC were driven by favorable pricing and higher gross margins for RUPS were due primarily to increased sales volumes of crossties. Also, CMC margins are being favorably impacted by the lower cost of raw materials in 2019.

Depreciation and amortization charges for the quarter ended June 30, 2019 were largely unchanged from the prior year period.

Impairment and restructuring expenses for the quarter ended June 30, 2019 were $2.4 million higher when compared to the prior year period. We recorded charges of $0.5 million for asset retirement obligations and $2.8 million for inventory and fixed asset write-offs in the three months ended June 30, 2019 related to the closure of our Follansbee, West Virginia facility. Prior year charges consisted of storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Selling, general and administrative expenses for the quarter ended June 30, 2019 were $7.3 million lower when compared to the prior year period due primarily to a decrease of $3.5 million of acquisition-related expenses, $2.7 million of lower consulting expense and $0.8 million of lower travel expense.

Interest expense for the quarter ended June 30, 2019 was $1.5 million higher when compared to the prior year period primarily due to the higher average debt level to fund our stock buybacks and capital expenditures in the second half of 2018.

Income taxes for the quarter ended June 30, 2019 were $8.0 million. Income taxes for the quarter ended June 30, 2018 were $6.6 million. The increase in income tax expense is primarily due to an increase in pre-tax profit for the quarter ended June 30, 2019 when compared to the quarter ended June 30, 2018. This increase is minimized by a discrete tax charge of $4.8 million in the quarter ended June 30, 2018 to reflect a change in the estimate of the Company’s 2017 U.S. tax provision related to the Tax Cuts and Jobs Act of 2017. Discrete items included in income taxes for the three months ended June 30, 2019 were not material. Income tax expense as a percentage of pre-tax profit for the three months ended June 30, 2019 and 2018 were 35.7 percent and 93 percent, respectively. The decrease in this percentage is largely due to the discrete items.

Segment Results.

Segment operating profit for the three months ended June 30, 2019 and 2018 is summarized by segment in the following table:

	Three Months Ended June 30,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$11.8	$(1.0)	1280%
Performance Chemicals	14.0	11.6	21%
Carbon Materials and Chemicals	13.3	12.5	6%
Corporate	(0.6)	(0.8)	25%
	$38.5	$22.3	73%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	5.9%	(0.6)%	6.5%
Performance Chemicals	11.6%	10.1%	1.5%
Carbon Materials and Chemicals	8.9%	8.7%	0.2%
	8.2%	5.1%	3.1%

RUPS operating profit increased by $12.8 million compared to the prior year period. Operating profit as a percentage of net sales increased to 5.9 percent from an operating loss of 0.6 percent in the prior year period. Operating profit as a percentage of net sales for the three months ended June 30, 2019 was impacted by increased treating volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with synergy benefits in the current year period from our 2018 acquisition of UIP. The prior year period also included acquisition-related costs not present in the current year period.

PC operating profit increased by $2.4 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.6 percent from 10.1 percent in the prior year period. The current year period was favorably impacted by an increase in sales volumes and prices for our copper-based wood preservatives as well as insurance proceeds over the prior year period, partially offset by higher year-over-year raw material prices and a net amount of $0.8 million due to changes in unrealized gains and losses from our copper swap contracts as compared to the prior year period.

CMC operating profit increased by $0.8 million compared to the prior year period. Operating profit as a percentage of net sales increased to 8.9 percent from 8.7 percent in the prior year period. Operating profit for the three months ended June 30, 2019 was negatively affected by restructuring and related charges to earnings of approximately $3.3 million for the three months ended June 30, 2019 related to our cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019. In addition, lower sales prices for carbon pitch in China and Europe along with lower sales volumes of carbon black feedstock in Australia and an unfavorable impact from foreign currency translation were partially offset by increased volumes for carbon pitch in China, North America and Europe, and a more streamlined and efficient cost structure across the entire segment.

Results of Operations – Comparison of Six Months Ended June 30, 2019 and 2018

Consolidated Results

Net sales for the six months ended June 30, 2019 and 2018 are summarized by segment in the following table:

	Six Months Ended June 30,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$365.2	$285.6	28%
Performance Chemicals	219.8	212.5	3%
Carbon Materials and Chemicals	319.7	344.0	-7%
	$904.7	$842.1	7%

RUPS net sales increased by $79.6 million or 28 percent compared to the prior year period. The sales increase was primarily due to a full six months of results from UIP which was acquired in the second quarter of the prior year as well as volume increases in the Class I and commercial crosstie markets and rail services in the current year period. Sales of crossties increased by $32.1 million in the current year period. In the prior year period, lower sales volumes of crossties were a result of decreased spending in the rail industry along with certain Class I railroads shifting from a treatment-service only model to having suppliers hold untreated inventory until the crossties are treated. Also, the railroad bridge business was affected in the prior year period by unfavorable weather conditions in various regions throughout the United States that caused project delays.

PC net sales increased by $7.3 million or three percent compared to the prior year period. The sales increase was due primarily to higher volumes of copper-based preservatives in North America, new customer volumes and new product sales. Sales of copper-based preservatives in North America realized a more favorable pricing mix in the current year period.

CMC net sales decreased by $24.3 million or seven percent compared to the prior year period due mainly to lower sales prices for carbon pitch in China and Europe along with lower sales volumes of carbon black and an unfavorable impact from foreign currency translation, partially offset by increased volumes for carbon pitch in China, Europe and North America. In Australia, higher sales prices for carbon pitch were driven primarily by higher raw material cost and increases in global oil pricing.

Cost of sales as a percentage of net sales was 81 percent for the six months ended June 30, 2019 compared to 79 percent in the prior year period. Lower gross margins for CMC in the current year period were a result of unusually favorable margins in the first quarter of 2018 in China. These were offset by higher gross margins for PC driven by favorable pricing and higher gross margins for RUPS due to increased sales volumes of crossties.

Depreciation and amortization charges for the six months ended June 30, 2019 was $2.5 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit at our CMC plant in Stickney, Illinois along with depreciation and amortization from our acquisition of UIP in the second quarter of 2018.

Impairment and restructuring expenses for the six months ended June 30, 2019 were $1.2 million higher when compared to the prior year period. In June 2019, we announced the cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019 and, as such, we recorded charges of $0.5 million for asset retirement obligations and $2.8 million for inventory and fixed asset write-offs in the three months ended June 30, 2019. Prior year charges consisted of storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $7.6 million lower when compared to the prior year period due primarily to a decrease of $5.6 million of acquisition-related expenses and $4.9 million from lower consulting expense, offset by incremental costs from KRR and UIP in the current year period.

Interest expense for the six months ended June 30, 2019 was $7.7 million higher when compared to the prior year period primarily due to the higher average debt level to fund our acquisitions of UIP and KRR in 2018 as well as to fund our stock buybacks and capital expenditures in the second half of 2018.

Income taxes for the six months ended June 30, 2019 were $7.9 million. Income taxes for the six months ended June 30, 2018 were $15.8 million. The decrease in income tax expense is primarily due to discrete items. Discrete items for the six months ended June 30, 2019 were a net tax benefit of $3.7 million and were primarily related to the reversal of various unrecognized tax benefits due to the closure of a U.S. Federal income tax audit. Discrete tax items for the six months ended June 30, 2018 were a net tax cost of $2.9 million and were primarily related to a change in the estimate of the Company’s 2017 U.S. tax provision related to the Tax Cuts and Jobs Act of 2017 offset by excess tax benefits for stock-based compensation. Income tax expense as a percentage of pre-tax profit for the six months ended June 30, 2019 and 2018 were 22.8 percent and 39.4 percent, respectively. The decrease in this percentage is largely due to the effect of the discrete items.

Segment Results

Segment operating profit for the six months ended June 30, 2019 and 2018 is summarized by segment in the following table:

	Six Months Ended June 30,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$20.5	$0.1	N/A
Performance Chemicals	26.8	17.2	56%
Carbon Materials and Chemicals	20.7	49.7	-58%
Corporate	(1.1)	(1.4)	21%
	$66.9	$65.6	2%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	5.6%	0.0%	5.6%
Performance Chemicals	12.2%	8.1%	4.1%
Carbon Materials and Chemicals	6.5%	14.4%	-7.9%
	7.4%	7.8%	-0.4%

RUPS operating profit increased by $20.4 million compared to the prior year period. Operating profit as a percentage of net sales increased to 5.6 percent in the current year period. Operating profit as a percentage of net sales for the six months ended June 30, 2019 was impacted by increased treating volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with synergy benefits in the current year period from our 2018 acquisition of UIP. The prior year period also included acquisition-related costs not present in the current year period.

PC operating profit increased by $9.6 million compared to the prior year period. Operating profit as a percentage of net sales increased to 12.2 percent from 8.1 percent in the prior year period. The current year period was favorably impacted by a net amount of $5.8 million due to changes in unrealized gains and losses from our copper swap contracts as well as insurance proceeds compared to the prior year period. Higher year-over-year raw material prices partially offset our slight increase in sales for the six months ended June 30, 2019.

CMC operating profit decreased by $29.0 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 6.5 percent from 14.4 percent in the prior year period. Operating profit for the six months ended June 30, 2019 was negatively affected primarily by lower sales prices for carbon pitch in China year over year.

In addition, we recognized restructuring and related charges to earnings of approximately $3.3 million for the six months ended June 30, 2019 resulting from our June 2019 announcement of our cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019. Finally, lower sales prices for carbon pitch in Europe along with lower sales volumes of carbon black feedstock and an unfavorable impact from foreign currency translation were partially offset by increased volumes for carbon pitch in China, North America and Europe and a more streamlined and efficient cost structure across the entire segment in the current year period.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2019 was $1.4 million compared to net cash provided by operating activities of $3.1 million in the prior year period. The net decrease of $1.7 million in cash used in operations was due primarily to a net unfavorable impact on cash from a period over period change in net income and certain operating activities of $11.2 million partially offset by lower working capital usage of $9.5 million compared to the prior year period.

Net cash used in investing activities amounted to $15.0 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $315.5 million in the prior year period. The decrease in cash used for investing activities of $300.5 million is primarily due to $264.1 million of net cash used for acquisitions in the prior year period as well as prior year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018.

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2019 compared to $316.6 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the six months ended June 30, 2019, reflected net borrowings of $16.3 million and repurchases of common stock of $0.9 million. The cash provided by financing activities in the prior year period reflected net borrowings of $324.7 million to primarily fund acquisitions, capital expenditures and repurchases of common stock of $7.4 million.

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (the “Credit Facility”) with a maturity date of May 2024. The interest rate on the Credit Facility is variable and is based on LIBOR. On May 1, 2019, we entered into the Third Amendment and amended the Credit Facility to, among other things: (1) reset the Credit Facility termination date to May 1, 2024; and (2) revise certain financial statement covenants and related definitions and other covenants, including revising the definition of Consolidated EBITDA to increase the permitted add back of non-recurring, non-cash charges incurred in connection with the discontinuation or sale of business operations and excluding dividends and distributions made during the fiscal quarter ended September 30, 2018 from the definition of fixed charge coverage ratio. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2019, the basket totaled $141.4 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2019, we had $160.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2019, $14.4 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2019 (dollars in millions):

Cash and cash equivalents (1)	$42.1
Amount available under Credit Facility	160.6
Total estimated liquidity	$202.7
(1)	Cash includes approximately $40.8 million held by foreign subsidiaries.

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

Debt Covenants

The covenants under the Third Amendment that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2019 was 1.81.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.25. The total secured leverage ratio at June 30, 2019 was 2.43.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.50. The total leverage ratio at June 30, 2019 was 4.73.

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

On April 10, 2018, we acquired UIP and on February 28, 2018, we acquired KRR. We are implementing internal controls over significant processes specific to UIP and KRR that management believes are appropriate in consideration of related integration of operations, systems, and control activities. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired UIP and KRR operations into our overall internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 8, 2019	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)