Form 10-Q
period 2019-09-30
Koppers Holdings Inc.
filed 2019-11-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2019 amounted to 20,698,315 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$474.9	$442.7	$1,379.6	$1,284.8
Cost of sales	382.3	359.7	1,111.7	1,023.9
Depreciation and amortization	14.3	13.0	42.3	38.5
Impairment and restructuring charges	1.1	0.9	5.2	3.8
Selling, general and administrative expenses	37.6	37.9	113.9	121.8
Operating profit	39.6	31.2	106.5	96.8
Other income (loss), net	0.0	(0.6)	0.5	(1.1)
Interest expense	15.5	15.1	48.2	40.1
Income before income taxes	24.1	15.5	58.8	55.6
Income tax provision	3.6	8.6	11.5	24.4
Income from continuing operations	20.5	6.9	47.3	31.2
(Loss) income from discontinued operations, net of tax expense of $0.0, $0.0, $0.0, and $(0.3)	(0.1)	0.0	(0.1)	0.4
Net income	20.4	6.9	47.2	31.6
Net income (loss) attributable to noncontrolling interests	0.6	(0.7)	1.2	5.6
Net income attributable to Koppers	$19.8	$7.6	$46.0	$26.0
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.96	$0.36	$2.23	$1.22
Discontinued operations	0.00	0.00	0.00	0.02
Earnings per basic common share	$0.96	$0.36	$2.23	$1.24
Diluted -
Continuing operations	$0.94	$0.35	$2.20	$1.17
Discontinued operations	0.00	0.00	0.00	0.02
Earnings per diluted common share	$0.94	$0.35	$2.20	$1.19
Comprehensive income (loss)	$5.5	$(2.0)	$35.9	$(6.5)
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(1.1)	0.8	4.7
Comprehensive income (loss) attributable to Koppers	$5.3	$(0.9)	$35.1	$(11.2)
Weighted average shares outstanding (in thousands):
Basic	20,684	20,946	20,641	20,992
Diluted	21,030	21,700	20,908	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$40.7	$40.6
Accounts receivable, net of allowance of $2.0 and $2.5	180.7	186.7
Income tax receivable	0.3	2.8
Inventories, net	274.2	284.7
Other current assets	21.7	25.5
Total current assets	517.6	540.3
Property, plant and equipment, net	409.4	417.9
Operating lease right-of-use assets	116.0	0.0
Goodwill	294.8	296.5
Intangible assets, net	172.4	188.0
Deferred tax assets	18.4	15.5
Other assets	24.8	21.7
Total assets	$1,553.4	$1,479.9
Liabilities
Accounts payable	$125.2	$177.2
Accrued liabilities	106.5	109.9
Current operating lease liabilities	22.1	0.0
Current maturities of long-term debt	10.3	11.6
Total current liabilities	264.1	298.7
Long-term debt	948.8	978.8
Accrued postretirement benefits	48.7	48.2
Deferred tax liabilities	6.2	6.8
Operating lease liabilities	94.8	0.0
Other long-term liabilities	78.8	80.4
Total liabilities	1,441.4	1,412.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,212,564 and 23,028,957 shares issued	0.2	0.2
Additional paid-in capital	215.9	206.0
Retained earnings	73.3	27.2
Accumulated other comprehensive loss	(98.1)	(87.2)
Treasury stock, at cost, 2,514,249 and 2,480,213 shares	(90.9)	(90.0)
Total Koppers shareholders’ equity	100.4	56.2
Noncontrolling interests	11.6	10.8
Total equity	112.0	67.0
Total liabilities and equity	$1,553.4	$1,479.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$47.2	$31.6
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	42.3	38.5
Loss on disposal of assets and investment	0.6	2.2
Insurance proceeds	(3.0)	(1.5)
Deferred income taxes	(2.7)	5.0
Change in other liabilities	(9.7)	(6.2)
Non-cash interest expense	1.9	1.8
Stock-based compensation	9.0	9.3
Other - net	0.2	6.5
Changes in working capital:
Accounts receivable	3.4	(36.3)
Inventories	6.6	(20.3)
Accounts payable	(45.7)	17.7
Accrued liabilities	3.2	(38.6)
Other working capital	3.7	(1.7)
Net cash provided by operating activities	57.0	8.0
Cash (used in) provided by investing activities:
Capital expenditures	(26.8)	(81.4)
Acquisitions, net of cash acquired	0.0	(264.0)
Insurance proceeds received	3.0	1.5
Net cash provided by divestitures and asset sales	0.3	2.3
Net cash used in investing activities	(23.5)	(341.6)
Cash (used in) provided by financing activities:
Net (decrease) increase in credit facility borrowings	(5.0)	282.8
Borrowings of long-term debt	0.0	100.0
Repayments of long-term debt	(27.2)	(12.9)
Issuances of Common Stock	1.0	2.5
Repurchases of Common Stock	(0.9)	(31.7)
Payment of debt issuance costs	(0.9)	(2.9)
Net cash (used in) provided by financing activities	(33.0)	337.8
Effect of exchange rate changes on cash	(0.4)	(2.0)
Net increase in cash and cash equivalents	0.1	2.2
Cash and cash equivalents at beginning of period	40.6	60.3
Cash and cash equivalents at end of period	$40.7	$62.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$23.0
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$26.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings”, the “Company”, “we” or “us”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2018 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements, which is not expected to be material.

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

We elected a suite of practical expedients, including retaining our current classification of existing leases upon adoption, separating lease and non-lease components for certain asset classes and excluding leases expiring within twelve months. The initial impact of adopting this new standard on our consolidated statement of operations and consolidated statement of cash flows was not material. Approximately $119 million of right-of-use assets and lease liabilities were recognized in the consolidated balance sheet upon adoption. Refer to “Note 16 – Leases” for more details regarding leases as of September 30, 2019.

3. Plant Closures and Divestitures

Over the past five years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

The cessation of naphthalene refining activities at our Follansbee, West Virginia coal tar distillation facility in the fourth quarter of 2018 subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois. In August 2019, we ceased remaining production activities at the plant.

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

•	In April 2014, we ceased coal tar distillation activities at our CMC facility located in Uithoorn, the Netherlands.

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. These activities include:

•	In August 2019, we sold our utility pole treatment plant located in Blackstone, Virginia.
•	In August 2015, we closed a crosstie treating plant located in Green Spring, West Virginia.
•	In July 2015, we sold the assets of our 50 percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.

In addition, in 2011, we ceased carbon black production at our CMC facility located in Kurnell, Australia. Costs associated with this closure are included in income from discontinued operations on the consolidated statement of operations and comprehensive income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	1.8	2.2	4.9
Cost charged against assets	0.0	0.0	0.0	(2.1)	(2.1)
Reversal of accrued charges	0.0	0.0	(0.9)	0.0	(0.9)
Cash paid	0.0	(3.4)	(7.9)	(0.5)	(11.8)
Currency translation	0.0	(0.2)	0.0	(0.1)	(0.3)
Reserve at December 31, 2018	$1.7	$0.0	$3.6	$2.8	$8.1
Accrual	0.0	0.0	2.6	3.0	5.6
Cost charged against assets	0.0	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.4)	0.0	0.0	0.0	(0.4)
Cash paid	(0.4)	0.0	(5.2)	0.0	(5.6)
Reserve at September 30, 2019	$0.9	$0.0	$1.0	$2.8	$4.7

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

Combined costs related to these two acquisitions were $0.6 million and $6.2 million for the three and nine months ended September 30, 2018, respectively, and are recorded within selling, general and administrative expenses in the consolidated statement of operations.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
(Dollars in millions)
Pro forma revenue	$442.7	$1,335.5
Pro forma income from continuing operations attributable to Koppers	7.9	34.5
Pro forma earnings per share - continuing operations:
Basic -	$0.38	$1.64
Diluted -	$0.36	$1.58

5. Revenue Recognition

Effective January 1, 2018 we adopted ASC 606, “Revenue from Contracts with Customers”, using the modified retrospective method. The cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 was an increase of $0.3 million, consisting of $5.3 million in revenue and $5.0 million in cost of goods sold not previously recognized during the year ended December 31, 2017. ASC 606 impacted the timing of revenue recognized related to certain services to untreated crossties within our RUPS segment where those specific performance obligations were fulfilled prior to shipment and were historically not recognized as revenue until shipped. Refer to “Note 9 – Segment Information” for relevant disclosures regarding the disaggregation of revenue.

Contract Balances

The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $5.4 million and $10.5 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

6. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2019 and 2018 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income	$20.4	$6.9	$47.2	$31.6
Changes in other comprehensive income:
Currency translation adjustment	(11.4)	(2.9)	(10.6)	(18.9)
Unrealized loss on cash flow hedges, net of tax benefit of $1.7, $3.7, $0.6 and $12.0	(3.7)	(6.3)	(1.4)	(20.3)
Change in accounting standard	0.0	0.0	0.0	0.3
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.3, and $0.3	0.2	0.3	0.7	0.8
Total comprehensive income (loss)	5.5	(2.0)	35.9	(6.5)
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(1.1)	0.8	4.7
Comprehensive income (loss) attributable to Koppers	$5.3	$(0.9)	$35.1	$(11.2)

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss include income related to derivative financial instruments, net of tax, of $1.8 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $6.5 million for the three and nine months ended September 30, 2018, respectively.

The following tables present the change in equity for the three months ended September 30, 2019 and 2018, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0
Net income	0.0	0.0	19.8	0.0	0.0	0.6	20.4
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive income
Currency translation adjustment	0.0	0.1	0.0	(11.0)	(0.1)	(0.4)	(11.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.7)	0.0	0.0	(3.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at September 30, 2019	$0.2	$215.9	$73.3	$(98.1)	$(90.9)	$11.6	$112.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$0.2	$198.7	$22.2	$(65.1)	$(65.6)	$11.7	$102.1
Net income	0.0	0.0	7.6	0.0	0.0	(0.6)	6.9
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.2	0.0	0.0	0.0	0.0	3.2
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	(2.4)	0.0	(0.5)	(2.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(6.3)	0.0	0.0	(6.3)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(24.2)	0.0	(24.2)
Balance at September 30, 2018	$0.2	$202.2	$29.8	$(73.5)	$(89.8)	$10.5	$79.4

The following tables present the change in equity for the nine months ended September 30, 2019 and 2018, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.2	$206.0	$27.2	$(87.2)	$(90.0)	$10.8	$67.0
Net income	0.0	0.0	46.0	0.0	0.0	1.2	47.2
Issuance of common stock	0.0	1.0	0.0	0.0	0.0	0.0	1.0
Employee stock plans	0.0	9.0	0.0	0.0	0.0	0.0	9.0
Other comprehensive income
Currency translation adjustment	0.0	(0.1)	0.1	(10.2)	0.0	(0.4)	(10.6)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(1.4)	0.0	0.0	(1.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.7	0.0	0.0	0.7
Repurchases of common stock	0.0	0.0	0.0	0.0	(0.9)	0.0	(0.9)
Balance at September 30, 2019	$0.2	$215.9	$73.3	$(98.1)	$(90.9)	$11.6	$112.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.2	$190.6	$7.4	$(40.1)	$(58.2)	$5.9	$105.8
Net income	0.0	0.0	26.0	0.0	0.0	5.6	31.6
Issuance of common stock	0.0	2.5	0.0	0.0	0.0	0.0	2.5
Employee stock plans	0.0	9.3	0.0	0.0	0.0	0.0	9.3
Other comprehensive income
Currency translation adjustment	0.0	(0.2)	0.0	(17.7)	0.0	(1.0)	(18.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(20.3)	0.0	0.0	(20.3)
Change in accounting standard	0.0	0.0	(3.6)	3.9	0.0	0.0	0.3
Unrecognized pension net loss	0.0	0.0	0.0	0.8	0.0	0.0	0.8
Repurchases of common stock	0.0	0.0	0.0	0.0	(31.6)	0.0	(31.6)
Balance at September 30, 2018	$0.2	$202.2	$29.8	$(73.5)	$(89.8)	$10.5	$79.4

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$19.8	$7.6	$46.0	$26.0
(Loss) income from discontinued operations	(0.1)	0.0	(0.1)	0.4
Income from continuing operations attributable to Koppers	$19.9	$7.6	$46.1	$25.6
Weighted average common shares outstanding:
Basic	20,684	20,946	20,641	20,992
Effect of dilutive securities	346	754	267	900
Diluted	21,030	21,700	20,908	21,892
Earnings per common share – continuing operations:
Basic earnings per common share	$0.96	$0.36	$2.23	$1.22
Diluted earnings per common share	0.94	0.35	2.20	1.17
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	720	571	773	214

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

The following table shows a summary of the performance stock units as of September 30, 2019:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2017 – 2019	0	110,262	220,524
2018 – 2020	0	128,093	256,186
2019 – 2021	0	156,287	312,574

The following table shows a summary of the status and activity of non-vested stock units for the nine months ended September 30, 2019:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2018	223,561	271,123	494,684	$45.65
Granted	228,281	156,287	384,568	$32.20
Vested	(103,547)	(32,768)	(136,315)	$28.67
Forfeited	(1,736)	0	(1,736)	$26.63
Non-vested at September 30, 2019	346,559	394,642	741,201	$40.16

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	981,940	$29.63
Granted	145,301	$26.63
Exercised	(3,988)	$24.74
Expired	(14,650)	$40.04
Outstanding at September 30, 2019	1,108,603	$29.11	5.71	$5.8
Exercisable at September 30, 2019	788,468	$28.07	4.42	$4.9

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.0	$3.2	$9.0	$9.3
Less related income tax benefit	0.9	1.2	2.8	3.5
Decrease in net income attributable to Koppers	$2.1	$2.0	$6.2	$5.8
Intrinsic value of exercised stock options	$0.0	$0.1	$0.0	$1.1
Cash received from the exercise of stock options	$0.1	$0.3	$0.1	$2.5

As of September 30, 2019, total future compensation expense related to non-vested stock-based compensation arrangements totaled $19.9 million and the weighted-average period over which this expense is expected to be recognized is approximately 27 months.

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

We evaluate performance and determine resource allocations based on a number of factors, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating profit or loss from operations. Operating profit does not include other loss, interest expense, income taxes or operating costs of Koppers Holdings Inc.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for those described in “Note 2 – New Accounting Pronouncements.” Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$198.8	$185.0	$564.0	$470.6
Performance Chemicals	123.9	108.2	343.7	320.7
Carbon Materials and Chemicals	152.2	149.5	471.9	493.5
Total	$474.9	$442.7	$1,379.6	$1,284.8
Intersegment revenues:
Performance Chemicals	3.2	3.8	9.4	8.0
Carbon Materials and Chemicals	20.3	21.4	56.9	58.8
Total	$23.5	$25.2	$66.3	$66.8
Depreciation and amortization expense:
Railroad and Utility Products and Services	$4.8	$4.9	$14.4	$12.8
Performance Chemicals	4.5	4.4	14.0	13.3
Carbon Materials and Chemicals	5.0	3.7	13.9	12.4
Total	$14.3	$13.0	$42.3	$38.5
Operating profit (loss):
Railroad and Utility Products and Services	$11.3	$5.8	$31.8	$5.9
Performance Chemicals	11.7	11.0	38.5	28.2
Carbon Materials and Chemicals	17.1	14.9	37.8	64.6
Corporate(a)	(0.5)	(0.5)	(1.6)	(1.9)
Total	$39.6	$31.2	$106.5	$96.8
(a)	Operating loss for Corporate includes primarily general and administrative costs for Koppers Holdings Inc., the parent company of Koppers Inc.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$111.5	$96.7	$306.5	$259.8
Utility poles	61.5	59.5	176.1	129.9
Rail joints	5.5	8.5	22.2	26.5
Railroad infrastructure services	9.9	10.0	29.5	26.2
Other products	10.4	10.3	29.7	28.2
Total	198.8	185.0	564.0	470.6
Performance Chemicals:
Wood preservative products	115.5	101.8	319.0	295.7
Other products	8.4	6.4	24.7	25.0
Total	123.9	108.2	343.7	320.7
Carbon Materials and Chemicals:
Pitch and related products	96.6	88.9	298.2	305.5
Creosote and distillates	17.2	19.2	54.6	62.2
Phthalic anhydride and other chemicals	17.7	23.3	58.7	64.3
Naphthalene	10.5	8.8	32.8	32.1
Other products	10.1	9.3	27.8	29.4
Total	152.2	149.5	471.9	493.5
Total	$474.9	$442.7	$1,379.6	$1,284.8

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$557.2	$538.0
Performance Chemicals	461.6	446.9
Carbon Materials and Chemicals	481.6	457.1
All other	53.0	37.9
Total(a)	$1,553.4	$1,479.9
Goodwill:
Railroad and Utility Products and Services	$120.6	$121.1
Performance Chemicals	174.2	175.4
Total	$294.8	$296.5
(a)	Increase in total assets as of September 30, 2019 includes $116.0 million attributable to the implementation of ASU No. 2016-02 “Leases (Topic 842).”

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 31.1 percent and 37.1 percent for the nine months ended September 30, 2019 and 2018, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,	September 30,
	2019	2018
Federal income tax rate	21.0%	21.0%
Interest expense deduction limitation	8.2	7.7
Nondeductible expenses	1.6	2.6
GILTI inclusion, net of foreign tax credits	0.9	16.7
State income taxes, net of federal tax benefit	0.7	(0.8)
Change in tax contingency reserves	0.1	0.2
Valuation allowance adjustments	0.0	(11.5)
Foreign earnings taxed at different rates	(1.0)	1.8
Other	(0.4)	(0.6)
Estimated annual effective income tax rate	31.1%	37.1%

In 2018, the estimated annual effective income tax rate included a benefit related to the release of a valuation allowance adjustment for a subsidiary in China. Management determined that sufficient positive evidence existed to support that this entity’s net operating losses were more likely than not to be realized.

Income taxes as a percentage of pretax income were 14.9 percent for the three months ended September 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended September 30, 2019 were a net benefit of $3.0 million.  Discrete items were primarily related to favorable provision-to-return adjustments that were recorded as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated.

Income taxes as a percentage of pretax income were 55.5 percent for the three months ended September 30, 2018. This was higher than the estimated annual effective income tax rate due to a higher estimated interest expense deduction limitation. Discrete items included in income taxes for the three months ended September 30, 2018 were a net cost of $1.0 million, which includes additional income tax expense to account for the filing of the Company’s 2017 domestic and foreign tax returns.

Income taxes as a percentage of pretax income were 19.6 percent for the nine months ended September 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the nine months ended September 30, 2019 were a net benefit of $6.7 million. Discrete items were primarily related to the reversal of various unrecognized tax benefits due to the closure of the Company’s U.S. tax audit and favorable provision-to-return adjustments that were recorded as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated.

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

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the nine months ended September 30, 2019.

Unrecognized Tax Benefits

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2015.

Unrecognized tax benefits totaled $2.1 million and $7.0 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.0 million and $3.7 million, respectively. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of September 30, 2019 and December 31, 2018, we had accrued approximately $0.8 million and $2.2 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of September 30, 2019 and December 31, 2018 are summarized in the table below:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Raw materials	$213.0	$199.5
Work in process	13.0	16.0
Finished goods	112.0	128.1
	$338.0	$343.6
Less revaluation to LIFO	63.8	58.9
Net	$274.2	$284.7

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2019 and December 31, 2018 are summarized in the table below:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Land	$17.1	$17.5
Buildings	63.4	65.1
Machinery and equipment	805.3	800.9
	$885.8	$883.5
Less accumulated depreciation	476.4	465.6
Net	$409.4	$417.9

Impairments – There were no impairment charges incurred for the nine months ended September 30, 2019 and 2018.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Service cost	$0.4	$0.5	$1.1	$1.4
Interest cost	1.9	1.8	5.9	5.6
Expected return on plan assets	(1.9)	(2.1)	(5.9)	(6.4)
Amortization of net loss	0.4	0.4	1.2	1.1
Net periodic benefit cost	$0.8	$0.6	$2.3	$1.7
Defined contribution plan expense	$2.2	$1.3	$6.3	$5.5

14. Debt

Debt as of September 30, 2019 and December 31, 2018 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2019	December 31, 2018
(Dollars in millions)
Term Loan	5.19%	2024	$85.0	$92.5
Revolving Credit Facility	5.19%	2024	385.0	390.0
Construction and other loans	6.04%	2020	0.5	20.1
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			970.5	1,002.6
Less short-term debt and current maturities of long-term debt			10.3	11.6
Less unamortized debt issuance costs			11.4	12.2
Long-term debt			$948.8	$978.8

Credit Facility

On May 1, 2019, we entered into the Third Amendment (the “Third Amendment”) to our $600 million senior secured revolving credit facility and our $100 million secured term loan facility (collectively the “Credit Facility”) to, among other things: (1) reset the Credit Facility termination date to May 1, 2024; and (2) revise certain financial statement covenants and related definitions and other covenants, including revising the definition of Consolidated EBITDA to increase the permitted add back of non-recurring, non-cash charges incurred in connection with the discontinuation or sale of business operations and excluding dividends and distributions made during the fiscal quarter ended September 30, 2018 from the definition of fixed charge coverage ratio. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

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

As of September 30, 2019, we had $207.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2019, $7.5 million of commitments were utilized by outstanding letters of credit.

Construction Loans

Our 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) entered into a committed loan facility agreement with a third-party bank consisting of a working capital line and a construction loan. As of September 30, 2019, there are no borrowings under the working capital line and the construction loan was fully repaid in September 2019. Borrowings under the working capital line would be secured by a letter of credit issued by a bank under the Credit Facility.

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

15. Asset Retirement Obligations

We recognize asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned railcars; cleaning costs for leased railcars and barges; and site demolition, when required by governmental authorities or by contract. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Asset retirement obligation at beginning of year	$27.0	$37.1
Accretion expense	1.2	1.7
Revision in estimated cash flows	4.0	0.8
Cash expenditures	(9.1)	(12.5)
Currency translation	(0.1)	(0.1)
Balance at end of period	$23.0	$27.0

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.1 million and $23.0 million and variable lease costs were $0.8 million and $2.5 million during the three and nine months ended September 30, 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of September 30, 2019:

(Dollars in millions)
2019	$7.4
2020	28.2
2021	23.3
2022	20.1
2023	15.2
Thereafter	56.5
Total lease payments	$150.6
Less: Interest	(33.7)
Present value of lease liabilities	$116.9

Supplemental consolidated balance sheet information related to leases is as follows:

September 30, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$116.0
Current operating lease liabilities	$22.1
Operating lease liabilities	94.8
Total operating lease liabilities	$116.9
Weighted average remaining lease term, in years	7.1
Weighted average discount rate	7.7%

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

As of September 30, 2019 and December 31, 2018, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(Amounts in millions)
Cash flow hedges	63.1	35.5	$(8.4)	$(6.8)
Not designated as hedges	18.8	13.3	(2.2)	(2.4)
Total	81.9	48.8	$(10.6)	$(9.2)

As of September 30, 2019 and December 31, 2018, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Accrued liabilities	(7.7)	(9.0)
Other long-term liabilities	(2.9)	(0.2)
Net liability on balance sheet	$(10.6)	$(9.2)
Accumulated other comprehensive loss, net of tax	$(6.5)	$(5.3)

Based upon contracts outstanding at September 30, 2019, in the next twelve months we estimate that $4.6 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from comprehensive income into earnings.

See “Note 6 – Comprehensive Income and Equity”, for amounts recorded in comprehensive income and for amounts reclassified from accumulated other comprehensive loss to net income for the periods specified below. For the three and nine months ended September 30, 2019 and 2018, the (loss) gain from contracts not designated as hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
(Loss) gain from contracts not designated as hedges	$(1.2)	$(1.0)	$0.1	$(5.5)

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income.

As of September 30, 2019 and December 31, 2018, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	September 30, 2019	December 31, 2018
(Dollars in millions)
Other current assets	$0.9	$0.9
Accrued liabilities	(0.8)	(1.0)
Net asset (liability) on balance sheet	$0.1	$(0.1)

As of September 30, 2019 and December 31, 2018, the net currency units outstanding for these contracts were:

	September 30, 2019	December 31, 2018
(In millions)
British Pounds	GBP 4.2	GBP 5.7
New Zealand Dollars	NZD 16.0	NZD 16.0
United States Dollars	USD 10.0	USD 6.0
Canadian Dollars	CAD 20.0	CAD 0.0
Euro	EUR 1.2	EUR 1.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of September 30, 2019, compared to 65 plaintiffs in 35 cases pending as of December 31, 2018. As of September 30, 2019, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Pavement Sealer Cases. Koppers Inc. is one of ten defendants in separate federal lawsuits, which have been filed since December 2018, by eleven municipalities in the state of Minnesota. The other defendants in these lawsuits include Beazer East, Ruetgers Canada, Inc., Stella-Jones Corp., Coopers Creek Chemical Corporation, Lone Star Specialty Products, LLC, Bonsal American, Inc., The Brewer Company, Specialty Technology & Research, Inc. and Vance Brothers, Inc. These lawsuits were filed in the United States District Court for the District of Minnesota. Plaintiffs in each of the lawsuits claim that contamination allegedly caused by coal tar-based pavement sealer products has impacted their stormwater retention ponds, resulting in substantially increased disposal costs when the ponds are periodically dredged. The plaintiffs seek to recover compensatory damages and other costs in addition to compelling the defendants to remove the alleged contamination from the plaintiffs’ stormwater retention ponds and other stormwater-management devices.  The cases are being coordinated by the Court for discovery purposes only, which has not commenced. On May 17, 2019, defendants (including Koppers Inc.) filed a joint motion to dismiss the lawsuits and four defendants (not including Koppers Inc.) filed individual motions to dismiss for lack of personal jurisdiction. The hearing on these motions was held on September 20, 2019 and the Court has not yet issued a ruling. No trial dates have been set in any of these lawsuits.

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

Additionally, Koppers Inc. is involved in two separate natural resource damages assessments at the Portland Harbor site. An assessment is intended to identify damages to natural resources caused by the releases of hazardous substances to the Willamette River and to serve as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. One of the natural resource damage assessments was filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for future response costs and the costs of assessing injury to natural resources and recovery for past costs of overseeing investigations conducted on the site. Although certain motions are still pending, under the recent court rulings, the Yakama Nation case will be stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at September 30, 2019. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2019, our estimated environmental remediation liability for these acquired sites totals $4.4 million.

Foreign Environmental Matters. On October 10, 2019, the New South Wales Environment Protection Authority (“NSW EPA”) filed a proceeding against one of our Australian subsidiaries, Koppers Carbon Materials & Chemicals Pty. Ltd. (“KCMC”), in relation to an incident which occurred at our Mayfield, Australia plant on October 20, 2018. The NSW EPA alleges that KCMC committed an offense under Australian law by failing to maintain its plant and equipment in a proper and efficient working condition. The NSW EPA alleges that KCMC did not properly maintain a valve which failed and released heated coal tar pitch into a bunded area on our site and released fumes into the atmosphere. The first hearing on the proceeding is scheduled to be held on November 22, 2019 in the Land and Environment Court of New South Wales. The maximum fine for the proceeding is $1.0 million AUD (approximately $0.7 million USD) plus legal costs incurred by the NSW EPA. The Land and Environment Court also has the authority to order KCMC to make certain improvements to its operations at the site of the incident. We have accrued our estimated liability associated with the proceeding during the three months ended September 30, 2019. We also continue to meet and correspond with the NSW EPA to discuss and present relevant information related to inquiries regarding other incidents at the facility, primarily related to odor complaints. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from these NSW EPA inquiries and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2019, our estimated environmental remediation liability for this acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $2.9 million and $3.5 million are classified as current liabilities at September 30, 2019 and December 31, 2018, respectively:

	Period ended
	September 30, 2019	December 31, 2018
(Dollars in millions)
Balance at beginning of year	$10.1	$13.9
Expense	0.4	0.9
Reversal of reserves	(0.6)	(2.4)
Cash expenditures	(0.2)	(3.8)
Acquisition	0.0	1.9
Currency translation	(0.1)	(0.4)
Balance at end of period	$9.6	$10.1

19. Related Party Transactions

At December 31, 2017, KJCC had an outstanding loan from its 25-percent non-controlling shareholder of $2.5 million. This loan was repaid in November 2018.

20. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$40.7	$40.7	$40.6	$40.6
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Total debt	$951.5	$970.5	$945.3	$1,002.6
(a)	Excludes equity method investments.

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

Through our RUPS business, we believe that we are the largest supplier of wood crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia. We also provide rail joint bar products as well as various services to the railroad industry. In April 2018, we re-entered the North American utility pole market with the acquisition of Cox Industries, Inc., which has been renamed Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and certain construction and marine pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. In February 2018, Koppers Inc. acquired M.A. Energy Resources, LLC, a business related to the recovery of used crossties, which was renamed Koppers Recovery Resources LLC (“KRR”) subsequent to the acquisition.

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

Historically, North American demand for crossties had been in the range of 22-25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2018 were approximately 21 million, of which 16 million were for Class I railroads. The RTA initially forecasted demand in 2019 to be at 22 million to 23 million crossties; however, that has recently been revised to 20.7 million crossties for 2019 and 20.8 million crossties for 2020. The key drivers for the lower projected crosstie demand levels include reduced heavy-haul loads because of the continuing secular shift from coal to natural gas, lower agricultural shipments due to lower crop yields, manufacturing constraints related to a less optimistic economic outlook, and uncertainties from ongoing trade tensions.

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

The supply of untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment. During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and crosstie installation.

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

According to the Association of American Railroads (“AAR”), railroads are facing multiple challenges that include fundamental long-term structural changes as a result of the continued decline of coal markets, growth in the domestic intermodal and chemical sectors, evolution of consumer purchasing practices, and disruptions stemming from trade uncertainty. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries.

Currently, the railroads are more correlated to commodity prices, interest rates and trade relations. The AAR reported that rail traffic has been trending down in recent months. For the nine months ended September 30, 2019, total U.S. carload traffic decreased 3.8 percent from last year while intermodal units were lower by 4.1 percent from the prior year, and on a combined basis, U.S. traffic for carloads and intermodal units was 3.9 percent lower than prior year.

Although year-over-year rail traffic had been relatively positive during the past several years, the amount of heavy-haul loads such as coal and fracking sands have declined significantly from historical levels. As a result, this translates into lighter-weight loads having less wear on tracks and ties. Additionally, the current demand for rail service has been softening due to lower U.S. manufacturing output, decelerating market trends in housing and tensions with trading partners overseas. Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on reducing their operating costs and working capital. In general, demand has shown improvements year-to-date 2019 and we anticipate that to continue, contingent on the availability of lumber for untreated crosstie production.

In terms of raw material, in 2018, there was less available inventory of untreated crossties from the sawmills and lumber prices increased dramatically due to unfavorable weather conditions affecting production. During 2019, lumber prices have come down and remained relatively stable; however, the weather challenges in the first half of the year have negatively affected the availability of logs for production at sawmill operators. The RTA indicates that the industry continues to experience a shortage of lumber availability and consequently, the sawmills are reducing their tie production, which has resulted in a tightness in the supply of untreated crossties which constrains our ability to procure needed inventory. In addition, the potential effects from the impending tariffs on trade between China and the U.S. may negatively impact the hardwood industry and the availability of lumber. The conditions for log availability improved somewhat late in the second quarter and throughout the third quarter.  To the extent that we can build our untreated tie inventory, we anticipate having higher levels of dry crosstie inventory ready for future treatment.

In addition, over the last several years, certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. Going forward, we estimate that the remaining potential impact of this transition could be a further increase of working capital of approximately $50 million primarily due to higher inventory, and approximately $50 million in associated revenues could be deferred for approximately six to nine months. The actual timing of this impact will be dependent on the date, if at all, when the remaining customers make the transition.

From a long-term perspective, there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With 17 treating facilities related to our RUPS and UIP businesses in North America operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. We are pursuing actions to achieve both goals, which has begun realizing benefits in 2019.

Overall, through a combination of strategic initiatives and integration synergies, we expect to generate approximately $20 million of benefits in 2019, driven by savings from the new naphthalene unit at our Stickney, Illinois, facility as well as actions related to network optimization, commercial development, raw materials, and other cost savings. Beyond 2019, we are forecasting an additional $15 million to $30 million of annualized benefits to be achieved ratably through 2023.

On August 5, 2019, we sold our utility pole treatment plant located in Blackstone, Virginia. In exchange for the property and associated assets, the buyer extended its agreement to purchase wood-treatment chemicals from us for a one-year period and agreed to assume any potential historical environmental obligations at the plant. Production capacity at Blackstone is being consolidated with other existing facilities.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes continues to show mixed signals. According to the National Association of Realtors® (“NAR”), total existing-home sales in September were down 2.2 percent from August, following two consecutive months of increases. Despite the decline, overall existing-home sales are up 3.9 percent from a year ago. Even with historically low mortgage rates, sales have not commensurately increased, in part due to a low level of new housing options. Given the housing shortage, home prices are rising too rapidly, and this lack of inventory is preventing a potentially higher growth rate in existing-home sales.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the annual growth in the national market for home improvement and repair has been revised lower and expected to slow considerably over the next twelve months. The LIRA projects that annual home improvement and maintenance expenditures will post a modest decline of 0.3 percent through the third quarter of 2020. The continued weakness in home sales—existing and new--is anticipated to lead to sluggish remodeling activity next year.  Also, the slowdowns in other key indicators of improvement spending—project permitting, sales of building materials, and home prices—may suggest the remodeling market may be reaching a turning point. The improvement and repair spending in the coming year is expected to be at $325 billion, essentially remaining flat compared to the past twelve months. However, the current environment of low interest rates may help to counter some of these headwinds, which could boost home improvement expenditures over the coming year.

The Conference Board Consumer Confidence Index® decreased in October to 125.9, down from 126.3 in September, and 134.2 in August. Consumers were less positive in their assessment of current conditions and their expectations regarding the short-term outlook also weakened. The escalation in trade and tariff tensions appears to have diminished confidence in the expansion. However, this pattern of uncertainty and volatility has persisted throughout 2019 and may continue hovering at current levels for months to come.

From a margin perspective, our profitability has been unfavorably impacted by rising raw material costs, primarily due to copper prices which began to trend higher in 2017, continued into 2018 and then pulled back from highs reached in the first half of 2018. Overall, copper prices in 2018 were higher, and given that we make purchasing commitments approximately 12 to 18 months in advance of the following 12-month period, we expect higher year-over-year raw material costs throughout 2019. Our strategy is to hedge a majority of our requirements over a one-to-three year time frame in order to provide short-term certainty and visibility of our cost structure by lessening the impact that may arise in commodity markets. In a rising copper price environment, as has been the case for much of the past twenty-four months, our average hedged prices have increased from prior year. That trend has continued in 2019. We are hedging for our input needs in 2020 and beyond, and as long as copper prices remain at current levels, we anticipate a year-over-year benefit for that time period. We have and will continue to implement pricing actions, where possible, to partially offset the impact of higher input costs.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the U.S. and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. Most recently, in June 2019, we announced the cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019 and, as such, we recorded charges of $3.3 million in the second quarter of 2019 related to asset retirement obligations and inventory and fixed asset write-offs. As a result of these initiatives, we expect additional restructuring and related charges to earnings of approximately $3 to $5 million through 2021. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $17 million through 2021.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the U.S. more efficiently. In addition, we entered into several new long-term supply agreements in 2017 to further lower our exposure to coal tar availability risk and volatile end markets. As a result, our raw material needs in North America have been significantly less than historically required.

For the external markets served by our CMC business, we expect that North America and Europe will benefit from relatively favorable demand levels for carbon pitch. However, phthalic anhydride markets have begun to soften and end market pricing for some products has been under pressure in certain regions as competitors are trying to increase market share. Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity.  That said, our continued focus on streamlining CMC’s cost structure has been key to maximizing its profitability.

With respect to our largest customer in China, we believe that the pricing we have received has been understated for a number of quarterly periods prior to the fourth quarter of 2018. We have not recognized any incremental revenue associated with the higher pricing that we believe is accurate.

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

Results of Operations – Comparison of Three Months Ended September 30, 2019 and 2018

Consolidated Results

Net sales for the three months ended September 30, 2019 and 2018 are summarized by segment in the following table:

	Three Months Ended September 30,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$198.8	$185.0	7%
Performance Chemicals	123.9	108.2	15%
Carbon Materials and Chemicals	152.2	149.5	2%
	$474.9	$442.7	7%

RUPS net sales increased by $13.8 million or seven percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I crosstie market and the domestic utility pole market and price increases across the segment in the current year period. In total, sales of Class I crossties increased by $18.0 million in the current year period. These increases were offset, in part, by volume decreases in the commercial crosstie market, the rail joints market and our domestic pilings business.

PC net sales increased by $15.7 million or 15 percent compared to the prior year period. The sales increase was due primarily to higher volumes of copper based preservatives in North America, new customer volumes and new product sales. In addition, sales of non-copper based preservatives in Europe realized a more favorable pricing mix in the current year period.

CMC net sales increased by $2.7 million or two percent compared to the prior year period due mainly to higher sales volumes for carbon pitch and naphthalene in China. These were partially offset by lower sales volumes of carbon pitch in Europe and Australia and phthalic anhydride in North America, lower sales prices for carbon pitch and naphthalene in China and Europe and an unfavorable impact from foreign currency translation.

Cost of sales as a percentage of net sales was 81 percent for the quarters ended September 30, 2019 and 2018. In the current year period, higher gross margins for RUPS were due primarily to increased sales volumes of crossties while CMC margins are being favorably impacted by permanent cost savings from its restructuring initiatives. These margin increases were partially offset by slightly lower PC margins due to higher raw material costs in the current year period.

Depreciation and amortization charges for the quarter ended September 30, 2019 were $1.3 million higher compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit at our CMC plant in Stickney, Illinois.

Impairment and restructuring expenses for the quarter ended September 30, 2019 were largely unchanged compared to the prior year period and consist of remaining domestic restructuring charges within our CMC segment.

Selling, general and administrative expenses for the quarter ended September 30, 2019 were $0.3 million lower when compared to the prior year period due primarily to a decrease of $1.7 million for travel, consulting and other professional service expenses mostly related to our prior year acquisitions offset mainly by an increase in employee related costs.

Interest expense for the quarter ended September 30, 2019 was $0.4 million higher when compared to the prior year period primarily due to the higher average debt level to fund our stock buybacks and capital expenditures in the second half of 2018.

Income taxes for the quarter ended September 30, 2019 were $3.6 million, a decrease of $5.0 million when compared to the prior year period. The decrease in income tax expense is primarily due to discrete items that were recorded in each period in addition to a lower estimated annual effective income tax rate. The decrease is partially offset by additional tax expense due to an increase in pre-tax profit of $8.6 million when compared to the prior period. In the quarter ended September 30, 2019, we recorded a favorable tax benefit of $2.6 million for provision-to-return adjustments as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated. In the quarter ended September 30, 2018, we recorded a tax cost of $1.0 million related to the completion of the analysis of the final impact of the Tax Cuts and Jobs Act of 2017.

Income tax expense as a percentage of pre-tax profit for the quarter ended September 30, 2019 and 2018 was 14.9 percent and 55.5 percent, respectively. The decrease in this percentage is largely due to the factors that were previously described. Additionally, the estimated annual effective income tax rate is lower when compared to the prior period due to the change in the geographical mix of earnings and due to a decrease in unfavorable U.S. tax adjustments for the limitation on our interest expense deduction and the GILTI inclusion.

Segment Results.

Segment operating profit for the three months ended September 30, 2019 and 2018 is summarized by segment in the following table:

	Three Months Ended September 30,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$11.3	$5.8	95%
Performance Chemicals	11.7	11.0	6%
Carbon Materials and Chemicals	17.1	14.9	15%
Corporate	(0.5)	(0.5)	0%
	$39.6	$31.2	27%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	5.7%	3.1%	2.6%
Performance Chemicals	9.4%	10.2%	-0.8%
Carbon Materials and Chemicals	11.2%	10.0%	1.2%
	8.3%	7.0%	1.3%

RUPS operating profit increased by $5.5 million compared to the prior year period. Operating profit as a percentage of net sales increased to 5.7 percent from an operating profit of 3.1 percent in the prior year period. Operating profit as a percentage of net sales for the three months ended September 30, 2019 was positively impacted by increased sales volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with synergy benefits in the current year period from our 2018 acquisition of UIP.

PC operating profit increased by $0.7 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 9.4 percent from 10.2 percent in the prior year period. The decrease in operating profit margin in the current year period was due primarily to higher year-over-year raw material costs as well as incremental customer warranty costs, partially offset by an increase in sales volumes and prices for our copper-based wood preservatives.

CMC operating profit increased by $2.2 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.2 percent from 10.0 percent in the prior year period. The increase in operating profit margin in the current year period was due primarily to increased sales volumes for carbon pitch and naphthalene in China, and a more streamlined and efficient cost structure across the entire segment. These benefits were partially offset by lower sales volumes of carbon pitch in Europe and Australia and phthalic anhydride in North America and lower sales prices for carbon pitch and naphthalene in China and Europe.

Results of Operations – Comparison of Nine Months Ended September 30, 2019 and 2018

Consolidated Results

Net sales for the nine months ended September 30, 2019 and 2018 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$564.0	$470.6	20%
Performance Chemicals	343.7	320.7	7%
Carbon Materials and Chemicals	471.9	493.5	-4%
	$1,379.6	$1,284.8	7%

RUPS net sales increased by $93.4 million or 20 percent compared to the prior year period. The sales increase was primarily due to a full nine months of results from UIP, which was acquired in the second quarter of the prior year as well as volume increases in the Class I crosstie market and our rail services business and price increases across the segment in the current year period. Sales of crossties increased by $48.4 million in the current year period. These increases were offset, in part, by volume decreases in the rail joints market and an unfavorable impact from foreign currency translation out of our Australian pole business.

PC net sales increased by $23.0 million or seven percent compared to the prior year period. The sales increase was due primarily to higher volumes and price increases for copper based preservatives in North America, new customer volumes and new product sales. Sales of copper based preservatives in North America and non-copper based preservatives in Europe realized a more favorable pricing mix in the current year period as well.

CMC net sales decreased by $21.6 million or four percent compared to the prior year period due mainly to lower sales prices for carbon pitch in China and Europe and naphthalene in Europe along with lower sales volumes of carbon black feedstock and phthalic anhydride and an unfavorable impact from foreign currency translation, partially offset by increased volumes for carbon pitch in China, Europe and North America and naphthalene in China. In Australia, higher sales prices for carbon pitch were driven primarily by higher raw material cost and increases in global oil pricing.

Cost of sales as a percentage of net sales was 81 percent for the nine months ended September 30, 2019 compared to 80 percent in the prior year period. Lower gross margins for CMC in the current year period were a result of favorable margins in the first quarter of 2018 in China along with lower gross margins for PC due to higher year-over-year raw material costs. These were offset by higher gross margins for RUPS due to increased sales volumes of crossties coupled with commercial crosstie market price increases.

Depreciation and amortization charges for the nine months ended September 30, 2019 was $3.8 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit at our CMC plant in Stickney, Illinois along with depreciation and amortization from our acquisition of UIP in the second quarter of 2018.

Impairment and restructuring expenses for the nine months ended September 30, 2019 were $1.4 million higher when compared to the prior year period. In the third quarter of 2019, we discontinued remaining production activities at our Follansbee, West Virginia facility and, as such, we recorded associated charges of approximately $3 million for asset retirement obligations and inventory and fixed asset write-offs in the current year. Prior year charges consisted of storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $7.9 million lower when compared to the prior year period due primarily to a decrease of $9.2 million for travel, consulting and professional service expenses mostly related to our prior year acquisitions offset mainly by an increase in employee related costs.

Interest expense for the nine months ended September 30, 2019 was $8.1 million higher when compared to the prior year period primarily due to the higher average debt level to fund our acquisitions of UIP and KRR in 2018 as well as to fund our stock buybacks and capital expenditures in the second half of 2018.

Income taxes for the nine months ended September 30, 2019 were $11.5 million, a decrease of $12.9 million when compared to the prior year period even though pre-tax profit was similar to the prior period. The decrease in income tax expense is primarily due to discrete items that were recorded in each period in addition to a lower estimated annual effective income tax rate. In the nine months ended September 30, 2019, we recorded a favorable tax benefit of $4.3 million for the reversal of various unrecognized tax benefits due to the closure of a U.S. tax audit and a favorable tax benefit of $2.6 million for provision-to-return adjustments as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated. In the nine months ended September 30, 2018, we recorded a tax cost of approximately $3.8 million, which was primarily related to the completion of the analysis of the final impact of the Tax Cuts and Jobs Act of 2017.

Income tax expense as a percentage of pre-tax profit for the nine months ended September 30, 2019 and 2018 was 19.6 percent and 43.9 percent, respectively. The decrease in this percentage is largely due to the factors that were previously described. Additionally, the estimated annual effective income tax rate is lower when compared to the prior period due to the change in the geographical mix of earnings and due to a decrease in unfavorable U.S. tax adjustments for the limitation on our interest expense deduction and the GILTI inclusion.

Segment Results

Segment operating profit for the nine months ended September 30, 2019 and 2018 is summarized by segment in the following table:

	Nine Months Ended September 30,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$31.8	$5.9	439%
Performance Chemicals	38.5	28.2	37%
Carbon Materials and Chemicals	37.8	64.6	-41%
Corporate	(1.6)	(1.9)	16%
	$106.5	$96.8	10%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	5.6%	1.3%	4.3%
Performance Chemicals	11.2%	8.8%	2.4%
Carbon Materials and Chemicals	8.0%	13.1%	-5.1%
	7.7%	7.5%	0.2%

RUPS operating profit increased by $25.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 5.6 percent in the current year period. Operating profit as a percentage of net sales for the nine months ended September 30, 2019 was impacted by increased sales volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with synergy benefits in the current year period from our 2018 acquisition of UIP. The prior year period also included acquisition-related costs not present in the current year period.

PC operating profit increased by $10.3 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.2 percent from 8.8 percent in the prior year period. The current year period was favorably impacted by a net amount of $5.6 million due to changes in unrealized gains and losses from our copper swap contracts as well as insurance proceeds compared to the prior year period. Higher year-over-year raw material prices partially offset our slight increase in sales for the nine months ended September 30, 2019.

CMC operating profit decreased by $26.8 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 8 percent from 13.1 percent in the prior year period. Operating profit for the nine months ended September 30, 2019 was negatively affected primarily by lower sales prices for carbon pitch in China year over year. In addition, we recognized restructuring and related charges to earnings of approximately $3 million for the nine months ended September 30, 2019 resulting from our cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019. Finally, lower sales prices for carbon pitch and naphthalene in Europe along with lower sales volumes of carbon black feedstock and phthalic anhydride were partially offset by increased volumes for carbon pitch in China, Europe and North America and naphthalene in China coupled with a more streamlined and efficient cost structure across the entire segment in the current year period.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2019 was $57.0 million compared to net cash provided by operating activities of $8.0 million in the prior year period. The net increase of $49.0 million in cash provided by operations was due primarily to lower working capital usage of $50.4 million compared to the prior year period, mainly due to favorable timing of accounts receivable collections in the current year period and prior period payment of amounts owed to a Chinese customer under the operation of a long-term sales contract. These positive impacts were partially offset by a net unfavorable impact on cash from a reduction in outstanding payables in the current year period relative to the prior year end and the change in income and certain operating activities of $1.4 million.

Net cash used in investing activities amounted to $23.5 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $341.6 million in the prior year period. The decrease in cash used for investing activities of $318.1 million is primarily due to $264.0 million of net cash used for acquisitions in the prior year period as well as prior year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit construction at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018.

Net cash used in financing activities was $33.0 million for the nine months ended September 30, 2019 compared to $337.8 million of net cash provided by financing activities in the prior year period. The cash used in financing activities in the nine months ended September 30, 2019, reflected net repayments of $32.2 million and repurchases of common stock of $0.9 million. The cash provided by financing activities in the prior year period reflected net borrowings of $369.9 million to primarily fund acquisitions and capital expenditures and repurchases of common stock of $31.7 million.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2019, the basket totaled $150.6 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of September 30, 2019, we had $207.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2019, $7.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of September 30, 2019 (dollars in millions):

Cash and cash equivalents(1)	$40.7
Amount available under Credit Facility	207.6
Total estimated liquidity	$248.3
(1)	Cash includes approximately $33.7 million held by foreign subsidiaries.

Our estimated liquidity was $219.6 million at December 31, 2018.

Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2019, excluding acquisitions, if any, are expected to total approximately $30 million and are expected to be funded by cash from operations.

Debt Covenants

The covenants under the Third Amendment that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2019 was 2.11.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.25. The total secured leverage ratio at September 30, 2019 was 2.18.

◾

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.50. The total leverage ratio at September 30, 2019 was 4.46.

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

On April 10, 2018, we acquired UIP and on February 28, 2018, we acquired KRR. We have implemented internal controls over significant processes specific to UIP and KRR that management believes are appropriate in consideration of related integration of operations, systems, and control activities. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired UIP and KRR operations into our overall internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 7, 2019	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)