Form 10-K
period 2019-12-31
Koppers Holdings Inc.
filed 2020-02-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 28, 2019 was $588.7 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2020, 20,805,162 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2019 Annual Report

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

We believe our three business segments command leading market positions. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America. Through our CMC business, we believe we are the largest global supplier of creosote to the North American railroad industry. Through our PC business, we believe that we are the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters who supply the residential, agricultural and industrial pressure-treated wood markets.

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

Our RUPS and PC operations are also vertically integrated. Through our PC business, we produce a variety of products, including chromated copper arsenate, which is used in the pressure treatment of utility poles and pilings. A portion of the chromated copper arsenate we produce in North America and Australia is sold internally to our RUPS business for treating poles and pilings.

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

Koppers Holdings Inc.     2019 Annual Report

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

We believe we are the largest supplier of railroad crossties to the Class I railroads in North America. We have one principal competitor, Stella-Jones Inc., and several smaller regional competitors in the North American market. Competitive factors in the railroad crosstie market include price, quality, location, service and security of supply. We believe we have a competitive advantage due to our ability to obtain internally-sourced creosote and our national network of treating plants which have direct access to our major customers’ rail lines. These advantages provide for security of supply and logistics advantages for our customers.

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 72 percent of all crossties produced in the United States and Canada. Approximately 72 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 560 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market trended lower in 2019, with approximately 18.5 million replacement crossties purchased during the year, down from 21.2 million and 23.4 million purchased during 2018 and 2017, respectively.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to harvest lumber and to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

We believe our North American utility pole business is the second largest producer of utility poles in the United States, and we believe our Australian utility pole business is the largest producer of utility poles for the electrical communications utilities in Australia. Utility poles are produced mainly from pine species in the United States and the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including chromated copper arsenate and creosote, which we produce internally and purchase from PC and CMC, respectively, and pentachlorophenol, which we purchase from an outside supplier.

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

PC supplies seven of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the four largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase over 40 million pounds of scrap copper or other compounds containing copper, our key raw material, which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper price risk.

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

For much of the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to four in total as of December 31, 2019. Our CMC business has experienced challenges over the past several years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as North America, Western Europe and Australia have seen significant amounts of smelting capacity idled or closed over the last several years.

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

In the United States, our primary coal tar raw material supply contracts generally have terms ranging from three to ten years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately six years, extending indefinitely thereafter unless terminated by a one-year advance notice, and contains formula-based tar pricing. Our primary Australian supply contracts have terms ranging from three to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, in China, we have a raw material contract in place with our joint venture partner. This contract is coterminous with the applicable joint venture arrangement and provides for formula-based pricing adjusted on a monthly or quarterly basis.

On February 18, 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is a 75 percent-owned coal tar distillation company which is part of our CMC segment. The transaction’s closing is expected to occur in four to six months due to required regulatory approvals in China and achievement of other closing conditions.

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

Koppers Holdings Inc.     2019 Annual Report

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

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign practices, the laws of foreign countries in which we operate, political and economic conditions in international markets, the imposition of tariffs and fluctuations in foreign exchange rates. See also “Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks inherent in foreign operations, including additional legal regulation, changes in social, political and economic conditions.”

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

Employees and Employee Relations

As of December 31, 2019, we had 990 salaried employees and 1,130 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	363	753	1,116
Performance Chemicals	227	150	377
Carbon Materials and Chemicals	284	216	500
Administration	116	11	127
Total Employees	990	1,130	2,120

Approximately 523 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at three of our facilities covering approximately 144 employees are scheduled to expire during 2020.

Environmental, Social and Governance

Corporate social responsibility, our obligation to people, the environment, and to good corporate governance processes, has been a part of our culture for many years. We believe this culture, supported by a spirit of collaboration and innovation, allows us to decrease our impact on the environment and create value for all of our stakeholders. We published our first Corporate Social Responsibility report (CSR) in 2003 and our historical CSR reports are available on www.koppers.com/sustainability. We do not intend to incorporate the contents of our CSR reports or our website into this report.

We believe this commitment is reflected in our improving safety culture and our trend of greenhouse gas and energy usage reductions. In 2018, our greenhouse gas emissions decreased 48 percent, and energy usage declined 41 percent, respectively, from our 2012 baseline.

Our investment in the training and safety leadership skills of our employees continues to grow. We have formed a Sustainability Council to review our practices using standard ESG rating metrics and to develop and drive practices designed to improve our performance against those expectations. Toward this goal, in 2019, we began work on a materiality analysis, both internal and external, that will highlight the areas where we can most effectively address the needs of our stakeholders

Environmental

The circular nature of our business starts with our raw materials, the majority volume of which are by-products generated by other industries (including scrap copper and coal tar) and renewable resources (trees). We purchase approximately 40 million pounds of scrap copper or other compounds containing copper, all of which is postconsumer or post-industrial in nature. We believe this places Koppers in the center of what is known as the “circular economy” that emphasizes the “reduce, reuse, recycle” mentality that continues to frame global conservation efforts. Our wood-treatment solutions, while supporting an important role in our global infrastructure across multiple industries, also support an important role in the carbon cycle. Treating wood significantly increases its useful lifespan, allowing the carbon stored within the wood to be immobilized for up to 50 years, keeping it out of the atmosphere and limiting carbon’s impact on the environment.

In 2018, we advanced our circular business model even further through our acquisitions of Koppers Recovery Resources (“KRR”) and Koppers Utility and Industrial Products (“UIP”). Both businesses add product life cycle management capabilities to help solve our customers’ challenge of responsibly disposing of end-of-life crossties and utility poles by repurposing used wood products, including as a fuel source. This reduces the end-of-life impact of our ties and poles, contributing to greater product sustainability.

Social

We are committed to proactively evaluating and addressing community needs in the areas where we operate. Many of our locations have made strong connections with local community members, allowing Koppers representatives to share facility information and address any questions, observations, concerns and ideas. Our community impact is demonstrated through our employees’ volunteer commitments and a corporate philanthropy program. Employees worldwide volunteer their time to mentor students, enhance local education initiatives, take care of the elderly, assist at homeless shelters and provide hands-on help to those affected by natural disasters.

We believe our ability to positively impact our communities and environment starts with investing in our employees. Our people-focused strategy considers all aspects of the employee experience, from hiring practices and onboarding to health and wellness and talent management.

◾

Collaboration – Communication across our global footprint drives our efforts. All Koppers employees take part in safety training programs and provide direct feedback to leadership as part of the company’s annual engagement survey.

◾

Diversity and inclusion – We are committed to supporting diversity and inclusion in process and practice. Our Culture and Engagement team ensures that a diverse slate of candidates is considered for open positions. Our first employee resource group launched in 2018, provides an important development forum for employees and serves as a model for future initiatives. Additionally, our Board of Directors has been recognized for gender and racial diversity.

Governance

We believe our corporate governance structure is designed to assure accountability to our stakeholders and to make certain that we conduct business in a responsible, ethical way. We maintain a comprehensive Code of Conduct that details the expectations and requirements we have as an organization for our employees. This Code of Conduct applies to all employees, whether we are engaging in peer-to-peer interactions, working to comply with complex regulations, marketing our products, purchasing materials, creating new products, managing our finances or interacting with our communities.

Our Board of Directors is broadly responsible for contributing to the strategic direction and oversight of the company. There are five board committees, including: Audit; Nominating and Corporate Governance; Management Development and Compensation; Strategy and Risk; and Sustainability. Among their duties and responsibilities, the Board directs the legal, ethical and socially responsible behavior of the company, such as developing effective performance measurement systems, reviewing the company's long-term strategy and overseeing risk management processes.

Koppers Holdings Inc.     2019 Annual Report

As stewards of our corporate governance and overall performance, Board members communicate with our shareholders and other stakeholders through financial reports, proxy statements, periodic filings and similar reports. Our Senior Management Team is responsible for directing the development and implementation of the company's strategic plan, and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – SEC Filings as soon as reasonably practicable after such filings are made with the Securities and Exchange Commission. The contents of our internet site are not incorporated by reference into this document.

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

◾	Our profit margins at one of our coal tar distillation facilities have fluctuated with the market price of needle coke.
◾	We import certain raw materials that are used in our products that are, or may become, subject to tariffs and trade restrictions.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

As of December 31, 2019, we had total outstanding debt of $911.9 million, and approximately $221.6 million of additional unused borrowing capacity under our senior secured revolving credit facility that is part of our senior secured credit facility (the “Credit Facility”). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Credit Facility as described in Note 16 of the Notes to Consolidated Financial Statements. Our high degree of leverage could have important consequences to us, including:

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

◾	exposing us to the risk of increased interest rates as certain of our borrowings under our Credit Facility are at variable rates;
◾	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
◾

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

◾	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facility and the indenture governing the 2025 Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility and the indenture governing the 2025 Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

◾	incur additional debt;
◾	pay dividends or distributions on our capital stock or repurchase our capital stock;
◾	issue stock of subsidiaries;
◾	make certain investments;
◾	create liens on our assets to secure debt;
◾	enter into transactions with affiliates;
◾	merge or consolidate with another company; and
◾	sell or otherwise transfer assets.

In addition, under the Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum fixed charge coverage ratio, a maximum total secured leverage ratio and a maximum total leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such a declaration by the lenders under our Credit Facility would also constitute an event of default under our 2025 Notes. Similarly, a default under our 2025 Notes could also constitute an event of default under our Credit Facility. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Facility, as well as our unsecured indebtedness, including notes.

Koppers Holdings Inc.     2019 Annual Report

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2025 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

In addition, we rely on our Credit Facility with a consortium of banks to provide us with liquidity to meet our working capital needs. Our ability to fund our liquidity needs and working capital requirements could be impacted in the event that disruptions in the credit markets result in the banks being unable to lend to us under our Credit Facility.

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

The interest rate of our Credit Facility is priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our Credit Facility such that the interest due to our creditors pursuant to our Credit Facility is calculated using LIBOR and our Credit Facility contains a stated minimum value for LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is focused on replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities – Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we will renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Intellectual property rights are important to our business. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business, particularly in our PC business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights, which is generally a time consuming and expensive process. While a presumption of validity exists with respect to patents issued to us in the United States, there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, or if patents issued to us expire, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, cash flow and financial condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful and the failure to do so could negatively impact our results of operations.

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

At December 31, 2019, the net carrying value of long-lived assets (property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets) totaled $993.4 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

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

Koppers Holdings Inc.     2019 Annual Report

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

Although no one customer accounted for more than six percent of our net sales for the year ended December 31, 2019, our top ten customers accounted for approximately 37 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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
◾

the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the European Union in quantities of one ton per year or more to register with a central European Chemicals Agency;

◾

the European Union’s regulation under the Biocidal Products Regulation, which requires a biocidal product to be authorized by the European Chemicals Agency before it can be marketed or used in the European Union; and

◾	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2019 were $9.5 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2020 are expected to total approximately $12.1 million and are expected to be funded by operations. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Koppers Holdings Inc.     2019 Annual Report

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Since the passing of the Tax Act, additional guidance in the form of notices, proposed regulations and final regulations which interpret various aspects of the Tax Act have been issued. Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may have a material adverse effect on our cash flow and results of operations.

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

In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. To the extent that such third party claims were not tendered by July 2019, Beazer East is not required to pay the costs arising from such claims under the Indemnity and furthermore, Beazer East may now tender certain of such claims to Koppers Inc. However, with respect to any such claims which were made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019. Qualified expenditures under the Indemnity are not subject to a monetary limit.

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

Adverse weather conditions or natural disasters may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have at times negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our pavement sealer and wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather. Finally, natural disasters, including wildfires, hurricanes and earthquakes could affect our revenue and operating results. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major wildfire, hurricane or other natural disaster were to disrupt the supply of our raw materials or damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues.

We are subject to risks inherent in foreign operations, including additional legal regulation, changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand, China and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2019, net sales from products sold by our foreign subsidiaries accounted for approximately 33 percent of our total net sales.

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

Koppers Holdings Inc.     2019 Annual Report

In addition, as a global business, we are also exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations. Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations as well as changes in U.S. laws and regulations relating to foreign trade and investment.

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

We are and have been a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, pavement sealer, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Litigation could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

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

As of December 31, 2019, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $28.3 million. Our pension asset funding to total pension obligation ratio was 87 percent as of December 31, 2019. The underfunding was caused, in large part, by fluctuations in the financial markets that have caused the value of the assets in our defined benefit pension plans to be significantly lower than anticipated and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $9.2 million at December 31, 2019.

During the years ended December 31, 2019 and December 31, 2018, we contributed $4.5 million and $4.7 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

We depend on integrated information systems to conduct our business. Information technology systems failures could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. System failures include risks associated with upgrading our systems, integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions and breaches of data security. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees.

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

Koppers Holdings Inc.     2019 Annual Report

There are no assurances that our security measures, our business continuity and disaster recovery plans or actions or our investments to improve the maturity of our systems, processes and risk management framework to remediate vulnerabilities will be sufficient or completed quickly enough to prevent or detect or limit the impact of critical adverse events such as cyberattacks or security breaches. Potential consequences include, but are not limited to, transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information, regulatory fines, penalties or litigation, reputational damage, reimbursement or other compensatory costs and additional compliance costs. Any of these could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

Our stock price may be extremely volatile.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These types of broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include the following:

◾	actual or anticipated fluctuations in our operating results or future prospects;
◾	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
◾	strategic actions by us or our competitors, such as acquisitions or restructurings;
◾	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
◾	changes in accounting standards, policies, guidance, interpretations or principles;
◾	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
◾	sales of common stock by us, members of our management team or a significant shareholder;
◾	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable companies; and
◾	changes in our current dividend policy.

We cannot predict the extent to which investor interest in our company will continue to support an active trading market for our common stock on the New York Stock Exchange (the “NYSE”) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

If securities analysts or industry analysts publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry.  If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline.  If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

Our ability to raise capital in the future may be limited.

Our ability to raise capital in the future may be limited.  Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both.  Additional financing may not be available on favorable terms, or at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  If we issue new debt securities, the debt holders would have rights senior to common shareholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock.  If we issue additional equity securities, existing shareholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  Thus, our shareholders bear the risk of our future securities offerings diluting their interest and reducing the market price of our common stock.

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

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s Credit Facility. Our ability to pay dividends is also limited by the indenture governing the 2025 Notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to contribution from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

Koppers Holdings Inc.     2019 Annual Report

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

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Denver, Colorado	Owned
Utility poles	Eutawville, South Carolina	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Utility poles	Jasper, Texas	Leased
Railroad crosstie materials recovery	L’Anse, Michigan	Leased
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crosstie materials recovery	Queen City, Texas	Leased
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Somerville, Texas	Owned
Utility poles	Sweetwater, Tennessee	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Christchurch, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products	Pizhou, Jiangsu Province, China	Leased
Carbon products, phthalic anhydride	Stickney, Illinois	Owned

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 27, 2020. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Leroy M. Ball	51	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	59	Global Vice President, Zero Harm, Koppers Inc.
Daniel R. Groves	53	Vice President, Culture and Engagement, Koppers Inc.
Leslie S. Hyde	59	Senior Vice President and Chief Sustainability Officer, Koppers Inc.
Steven R. Lacy	64	Chief Administrative Officer, General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Bradley A. Pearce	53	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
James A. Sullivan	56	Executive Vice President and Chief Operating Officer, Koppers Inc.
Michael J. Zugay	68	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.

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

Mr. Dowd has served as Vice President, Zero Harm, Koppers Inc. since January 2020. From January 2016 to December 2019, Mr. Dowd served as Global Vice President, Safety, Health, Environmental, and Process Excellence, Koppers Inc.  From July 2012 to December 2015, Mr. Dowd served as Vice President, North American Carbon Materials and Chemicals, Koppers Inc.

Mr. Groves has served as Vice President, Culture and Engagement, Koppers Inc. since January 2020. From May 2011 to December 2019, Mr. Groves served as Vice President, Human Resources, Koppers Inc.

Ms. Hyde has served as Senior Vice President and Chief Sustainability Officer, Koppers Inc. since January 2020. From November 2017 to December 2019, Ms. Hyde served as Vice President, Corporate Strategy and Risk Management. From January 2016 to October 2017, Ms. Hyde served as Vice President, Risk Management and Deputy General Counsel of Koppers Inc. From January 2005 to December 2015, Ms. Hyde served as Vice President, Safety and Environmental Affairs of Koppers Inc.

Mr. Lacy has served as Chief Administrative Officer, General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. since January 2018. Effective March 1, 2020, Mr. Lacy will assume the role of Assistant to the President, Koppers Inc. Mr. Lacy had previously served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Holdings Inc. since November 2004 and served as Senior Vice President, Administration, General Counsel and Secretary of Koppers Inc. since January 2004. Mr. Lacy has served as a Director of Koppers Inc. since May 2013.

Mr. Pearce has served as Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc. since May 2019. From April 2008 to April 2019, Mr. Pearce served as Director, Corporate Control and Taxes, Koppers Inc.

Koppers Holdings Inc.     2019 Annual Report

Mr. Sullivan has served as Executive Vice President and Chief Operating Officer, Koppers Inc. since January 2020. From May 2018 to December 2019, Mr. Sullivan served as Senior Vice President, Railroad Products and Services and Global Carbon Materials and Chemicals, Koppers Inc. Prior to that, Mr. Sullivan served as Senior Vice President, Global Carbon Materials and Chemicals of Koppers Inc. from April 2014 to May 2018. Mr. Sullivan served as Vice President of Business Development, Koppers Inc. from June 2013 to April 2014.

Mr. Zugay has served as Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. since August 2014. Mr. Zugay also served as Treasurer of Koppers Holdings Inc. and Koppers Inc. from August 2018 to February 12, 2020. Prior to joining Koppers, Mr. Zugay was Co-Chief Executive Officer for Michael Baker Corporation (engineering and other consulting services) from December 2012 to October 2013. Mr. Zugay served as Chief Financial Officer of Michael Baker Corporation from February 2009 to January 2014. Mr. Zugay has served as a Director of Koppers Inc. since May 2015.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common stock at January 31, 2020 was 132.

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

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by the Credit Facility, the indenture governing the 2025 Notes and by Pennsylvania law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.”

Issuer Purchases of Equity Securities

No shares were repurchased in the three months ended December 31, 2019 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $24.8 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2019. The selected historical consolidated financial data for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019	2018	2017	2016	2015
(Dollars in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,772.8	$1,710.2	$1,475.5	$1,416.2	$1,626.9
Depreciation and amortization	55.1	50.8	49.8	52.9	59.0
Impairment and restructuring charges (1)	6.0	4.0	16.2	20.1	42.2
Goodwill impairment (2)	0.0	0.0	0.0	0.0	67.2
Operating profit (loss)	130.8	110.4	123.6	93.4	(29.6)
Interest expense	62.5	56.3	42.5	50.8	50.7
Income (loss) from continuing operations	67.5	28.8	31.3	27.1	(75.9)
(Loss) income from discontinued operations	(0.1)	0.4	(0.8)	0.6	(0.1)
Net income (loss) (3)	67.4	29.2	30.5	27.7	(76.0)
Net income (loss) attributable to Koppers	66.6	23.4	29.1	29.3	(72.0)
Earnings (loss) from Continuing Operations Per Common Share Data:
Basic – continuing operations	$3.23	$1.10	$1.44	$1.39	$(3.50)
Diluted – continuing operations	3.16	1.08	1.36	1.36	(3.50)
Weighted average common shares outstanding (in thousands):
Basic	20,665	20,871	20,754	20,636	20,541
Diluted	21,068	21,326	22,000	21,055	20,541
Balance Sheet Data:
Cash and cash equivalents	$33.0	$40.6	$60.3	$20.8	$21.8
Total assets (4)	1,564.6	1,479.9	1,200.2	1,087.5	1,137.9
Total debt (4)	901.2	990.4	677.0	662.4	722.3
Other Data:
Capital expenditures	$37.2	$109.7	$67.5	$49.9	$40.7

(1) Includes plant closure and severance costs totaling $6.0 million, $3.9 million, $14.6 million, $13.2 million and $36.5 million related to the decision to discontinue coal tar distillation activities at CMC plants located in the United States and the United Kingdom for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Includes plant closure and severance costs totaling $0.1 million, $1.6 million, $6.9 million and $5.7 million related to the restructuring of RUPS wood treating plants in the United States for the years ended December 31, 2018, 2017, 2016 and 2015, respectively.

(2)	In 2015, we recorded a $67.2 million impairment charge related to goodwill for the CMC business segment.
(3)

Income tax expense for 2019 was favorably impacted by $14.9 million related to a one-time deferred tax benefit due to an intra-entity transfer of intangible assets. Income tax expense for 2018 and 2017 was impacted by $4.8 million and $20.5 million, respectively, related to the Tax Act. Income tax benefit for 2015 was impacted by $16.1 million related to CMC goodwill impairment.

(4)	The acquisition of UIP and KRR materially affect the comparability of these amounts for years prior to December 31, 2018.

Koppers Holdings Inc.     2019 Annual Report

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

Through our RUPS business, we believe that we are the largest supplier of wood crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia. We also provide rail joint bar products as well as various services to the railroad industry. In April 2018, we re-entered the North American utility pole market with the acquisition of Koppers Utility and Industrial Products Inc. (“UIP”). UIP manufactures and sells utility poles and certain construction pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. In February 2018, Koppers Inc. acquired Koppers Recovery Resources LLC (“KRR”) a business related to the recovery of used crossties.

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

For distribution poles, nearly half of the installed base is over 40 years old and the demand has historically been in the range of two to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. Given that backdrop, we anticipate that 2020 will be a relatively stable year from a demand standpoint. Longer term, we are evaluating opportunities to potentially expand our market presence in the United States as well as certain overseas markets.

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

For the past several years, the major companies in the rail industry substantially reduced both operating and capital spending from peak spending levels, which had a negative impact on sales of various products and services that we provide to that industry. Current year revenues and profitability reflect an increase year-over-year due to a slight rise in demand as capital budgets have now stabilized for most North American Class I railroads. We currently supply all seven of the North American Class I railroads and have long-standing relationships with these customers. Approximately 72 percent of our North American sales are under long-term contracts and we believe that we are positioned to maintain or grow our current market position.

According to the Association of American Railroads (“AAR”), railroads are facing multiple challenges that include fundamental long-term structural changes as a result of the continued decline of coal markets, growth in the domestic intermodal and chemical sectors, evolution of consumer purchasing practices, and disruptions stemming from trade uncertainty. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to commodity prices, interest rates and trade relations. The AAR reported that rail traffic trended down for much of 2019. For the twelve months ended December 31, 2019, total U.S. carload traffic decreased 4.9 percent from the prior year while intermodal units were lower by 5.1 percent from the prior year, and on a combined basis, U.S. traffic for carloads and intermodal units was 5.0 percent lower than the prior year. The decline can be attributed to continuing demand weakness in coal markets as well as trade disputes and related uncertainties, which had more of a dampening effect on rail-served industries than the overall economy.

Although year-over-year rail traffic had been relatively positive during the past several years prior to 2019, the amount of heavy-haul loads such as coal and fracking sands have declined significantly from historical levels. As a result, this translates into lighter-weight loads having less wear on tracks and ties. The AAR reports that coal was by far the biggest source of U.S. rail carload decline in 2019, falling by 9.2 percent compared with the prior year. In 2019, the coal carloads were at the lowest level in decades and were 45 percent lower than the previous peak in 2006. Additionally, the current demand for rail service has been softening due to lower U.S. manufacturing output, decelerating market trends in housing and tensions with trading partners overseas. Over an economic cycle, the long-term prognosis for the railroad industry and the products and services that we provide to it are generally favorable. However, in the near-term, railroad customers have scaled back and are focusing on reducing their operating costs and working capital. In general, demand has shown improvements in 2019 and we anticipate that to continue, contingent on the availability of lumber for untreated crosstie production.

In terms of raw material, in 2018, there was less available inventory of untreated crossties from the sawmills and lumber prices increased dramatically due to unfavorable weather conditions affecting production. During 2019, lumber prices declined and remained relatively stable; however, the weather challenges in the first half of the year negatively affected the availability of logs for production at sawmill operators. The RTA indicates that the industry continues to experience a shortage of lumber availability and consequently, the sawmills are reducing their tie production, which has resulted in a tightness in the supply of untreated crossties which constrains our ability to procure needed inventory. In addition, the potential effects from the current or future tariffs on trade between China and the U.S. may negatively impact the hardwood industry and the availability of lumber. The conditions for log availability improved somewhat late in the second quarter of 2019 and continued throughout the remainder of the year. To the extent that we can build our untreated tie inventory, we anticipate having higher levels of dry crosstie inventory ready for future treatment.

From a long-term perspective, we believe there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

Koppers Holdings Inc.     2019 Annual Report

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With 17 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. We are pursuing actions to achieve both goals as demonstrated by the sale of our Blackstone, Virginia utility pole treating facility in 2019.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia, New Zealand and Africa. We believe that PC is the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters that supply pressure treated wood products to large retailers and independent lumber dealers. These retailers and dealers, in turn, serve the residential, agricultural and industrial pressure-treated wood market. Our primary products are copper-based wood preservatives, including micronized copper azole (“MicroPro®”) and micronized pigments (“MicroShades®”). Applications for these products include decking, fencing, utility poles, construction lumber and other outdoor structures.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes continues to show mixed signals. According to the National Association of Realtors® (“NAR”), total existing-home sales in December increased 3.6 percent from November. Although the Midwest saw sales decline, the other three major U.S. regions reported meaningful growth from the previous month. Compared with prior year, overall sales grew significantly, up 10.8 percent from a year ago. On a full-year basis, total existing-home sales were neutral as sales were at the same level as in 2018. Even with historically low mortgage rates, sales have not commensurately increased, in part due to a low level of new housing options. Given the housing shortage, home prices are rising too rapidly, and this lack of inventory is preventing a potentially higher growth rate in existing-home sales.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, national spending for improvements and repairs on owner-occupied homes is expected to rise only modestly in 2020. The LIRA projects that home remodeling expenditures will increase by just 1.5 percent in 2020 compared with annual gains of five percent to seven percent in recent years. While homebuilding and sales activity are projected to show modest growth, slowing demand in 2019 will likely continue to pull on remodeling spending growth through mid-2020 and then is expected to moderate in the second half of the year. Even with a lackluster growth projection, homeowner improvement and repair expenditures are still set to expand to more than $330 billion in 2020. However, the current environment of low interest rates may help to counter some of these headwinds, which could boost home improvement expenditures over the next six to twelve months.

The Conference Board Consumer Confidence Index® decreased marginally in December, following a slight increase in November. The Index now stands at 126.5, slightly down from 126.8 in November. Consumers’ assessment of current conditions improved; however, their expectations declined, primarily due to a softening in their short-term outlook regarding jobs and financial prospects. Although the economy is not showing signs of further weakening, consumer spending in 2020 is not expected to gain momentum in the next several months.

From a margin perspective, our profitability was unfavorably impacted for the past two years by rising raw material costs, primarily due to copper prices which began to trend higher in 2017, continued into 2018 and then pulled back from highs reached in the first half of 2018. Overall, copper prices in 2018 were higher, and given that we make purchasing commitments approximately 12 to 18 months in advance of the following 12-month period, we experienced higher year-over-year raw material costs throughout 2019. The market prices for copper were lower in 2019, therefore, we anticipate lower year-over-year raw material costs throughout 2020. Our strategy is to hedge a majority of our requirements over a one-to-three year time frame in order to provide short-term certainty and visibility of our cost structure by lessening the volatility that may arise in commodity markets. In a rising copper price environment, as has been the case for much of the past twenty-four months, our average hedged prices have increased from prior year. We have and will continue to implement pricing actions, where possible, to partially offset the impact of higher input costs.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the United States and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. Most recently, in June 2019, we announced the cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019 and, as such, we recorded charges of $3.3 million in the second quarter of 2019 related to asset retirement obligations and inventory and fixed asset write-offs. As a result of these initiatives, we expect additional restructuring and related charges to earnings of approximately $3 million to $5 million through 2021. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $14 million through 2021.

We currently supply our North American RUPS business with the majority of its creosote requirements. As discussed in the RUPS outlook, there has been a decrease starting in 2017 with respect to spending for railroad infrastructure. This results in a shift in excess distillate production to the commodity carbon black feedstock market until demand stabilizes for creosote.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. However, beginning in 2018, aluminum production in the United States increased to some extent as tariffs have been imposed on certain imported steel and aluminum products that has stimulated restarts of previously idled capacity. This development has resulted in additional demand for carbon pitch in the United States that can likely only be sustained through a continuation of current trade policy.

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the United States more efficiently. In addition, we entered into several new long-term supply agreements in 2017 to further lower our exposure to coal tar availability risk and volatile end markets. As a result, our raw material needs in North America have been significantly less than historically required.

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

Koppers Holdings Inc.     2019 Annual Report

Subsequent Event

On February 18, 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is a 75 percent-owned coal tar distillation company which is part of our CMC segment. In 2019, KJCC’s sales totaled $127.4 million and its operating profit totaled $5.9 million. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur in four to six months due to required regulatory approvals in China and achievement of other closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes and expenses.

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

Results of Operations – Comparison of Years Ended December 31, 2019 and December 31, 2018

Consolidated Results

Net sales for the years ended December 31, 2019 and 2018 are summarized by segment in the following table:

	Year Ended December 31,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$733.5	$634.8	16%
Performance Chemicals	448.3	420.0	7%
Carbon Materials and Chemicals	591.0	655.4	-10%
	$1,772.8	$1,710.2	4%

RUPS net sales for the year ended December 31, 2019 increased by $98.7 million, or 16 percent, compared to the prior year. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets, as well as a full year of results from UIP which was acquired in the second quarter of the prior year, along with price increases across the segment in the current year period. Sales of crossties increased by $61.1 million in the current year period. These increases were offset, in part, by volume decreases in the rail joints market and an unfavorable impact from foreign currency translation in the current year period of $2.5 million from our Australian pole business.

PC net sales for the year ended December 31, 2019 increased by $28.3 million, or seven percent, compared to the prior year. The sales increase was due primarily to new customer wins, new product sales, higher organic volumes and price increases for copper-based preservatives in North America. Sales of non-copper based preservatives in Europe realized a more favorable pricing mix in the current year period as well. These increases were partially offset by an unfavorable impact from foreign currency translation in the current year period of $3.0 million.

CMC net sales for the year ended December 31, 2019 decreased by $64.4 million, or ten percent, compared to the prior year due mainly to lower sales prices for carbon pitch in China and Europe and naphthalene in Europe, along with lower sales volumes of carbon pitch in Australia and carbon black feedstock globally. Foreign currency translation also had an unfavorable impact on sales in the current year period of $21.7 million. These decreases were partially offset by increased volumes for carbon pitch in China and North America and naphthalene in China. In Australia, higher sales prices for carbon pitch were driven primarily by higher raw material cost and increases in global oil pricing.

Cost of sales as a percentage of net sales was 81 percent for the year ended December 31, 2019, compared to 80 percent in the prior year. Lower gross margins for CMC in the current year period were a result of favorable margins in the first quarter of 2018 in China due to higher pricing along with lower gross margins for PC due to higher year-over-year raw material costs. These were offset by higher gross margins for RUPS due to increased sales volumes of crossties coupled with commercial crosstie market price increases.

Depreciation and amortization charges for the year ended December 31, 2019 were $4.3 million higher when compared to the prior year period due mainly to assets placed in service over the past year related to our new naphthalene unit at our CMC plant in Stickney, Illinois along with a full year of depreciation and amortization from our acquisition of UIP which occurred in the second quarter of 2018.

Loss on sale of assets of $8.3 million for the year ended December 31, 2018 reflects sales of our coal tar distillation facility in Clairton, Pennsylvania and our specialty chemicals business in the United Kingdom within our CMC segment and the sale of assets in the United Kingdom within our PC segment.

Impairment and restructuring charges were $2.0 million higher when compared to the prior year period. In the third quarter of 2019, we discontinued remaining production activities at our Follansbee, West Virginia facility and, as such, we recorded associated charges of approximately $3 million for asset retirement obligations and inventory and fixed asset write-offs in the current year. Prior year charges consisted of storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Selling, general and administrative expenses for the year ended December 31, 2019 were $10.7 million lower when compared to the prior year period due primarily to a decrease of $9.4 million for travel, consulting and professional service expenses mostly related to our prior year acquisitions. This decrease was partially offset by an increase in legal costs.

Interest expense for the year ended December 31, 2019 was $6.2 million higher when compared to the prior year period primarily due to the higher average debt level related to our acquisitions of UIP and KRR in 2018 as well as cash used to fund our stock buybacks and capital expenditures in the second half of 2018.

Income taxes for the year ended December 31, 2019 were $24.6 million lower when compared to the prior year period. In December 2019, we completed a Dutch legal entity restructuring project, which resulted in an intra-entity transfer of certain intangible assets and intellectual property. This transaction resulted in the recognition of a deferred tax asset of $14.9 million. We also recorded a favorable tax benefit of $4.3 million in 2019 for the reversal of various unrecognized tax benefits due to the closure of a U.S. tax audit. Additionally, we recorded a favorable tax benefit of $2.6 million for provision-to-return adjustments as a result of filing our 2018 U.S. tax return during 2019, predominately due to various tax return elections made at the date of filing which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated. These favorable items are partially offset by additional income taxes due to an increase in pre-tax profit of $14.1 million when compared to the prior period. In the year ended December 31, 2018, income taxes included a tax cost of $4.8 million related to the completion of the analysis of the final impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Income tax expense as a percentage of pre-tax profit for the year ended December 31, 2019 and 2018 was 2.0 percent and 47.4 percent, respectively. The decrease in this percentage is largely due to the factors that are described in the above paragraph. Additionally, the annual effective income tax rate is lower when compared to the prior period due to a decrease in unfavorable U.S. tax adjustments for the limitation on our interest expense deduction and the global intangible low taxed income (“GILTI”) inclusion.

Segment Results

Segment operating profit for the years ended December 31, 2019 and 2018 is summarized in the following table:

	Year Ended December 31,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$35.8	$5.9	507%
Performance Chemicals	52.1	36.2	44%
Carbon Materials and Chemicals	45.0	70.7	-36%
Corporate	(2.1)	(2.4)	13%
	$130.8	$110.4	18%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	4.9%	0.9%	4.0%
Performance Chemicals	11.6%	8.6%	3.0%
Carbon Materials and Chemicals	7.6%	10.8%	-3.2%
	7.4%	6.5%	0.9%

RUPS operating profit increased by $29.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 4.9 percent in the current year period. Operating profit as a percentage of net sales for the year ended December 31, 2019 was impacted by increased sales volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with benefits in the current year period from our 2018 acquisition of UIP. The prior year period also included acquisition-related costs not present in the current year period.

Koppers Holdings Inc.     2019 Annual Report

PC operating profit increased by $15.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.6 percent from 8.6 percent in the prior year period. The current year period was favorably impacted by a net amount of $11.0 million due to changes in unrealized gains and losses from our copper swap contracts as well as the receipt of insurance proceeds. Higher year-over-year raw material prices partially offset our increase in sales for the year ended December 31, 2019.

CMC operating profit decreased by $25.7 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 7.6 percent from 10.8 percent in the prior year period. Operating profit for the year ended December 31, 2019 was negatively affected primarily by lower sales prices for carbon pitch in China and Europe and naphthalene in Europe, along with lower sales volumes of carbon pitch in Australia and carbon black feedstock globally and an unfavorable impact from foreign currency translation. Additionally, we recognized restructuring and related charges to earnings of approximately $3 million in the current year resulting from our cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019. These unfavorable drivers were partially offset by increased volumes for carbon pitch in China and North America and naphthalene in China coupled with a more streamlined and efficient cost structure across the entire segment.

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

RUPS net sales for the year ended December 31, 2018 increased by $122.2 million or 24 percent compared to the prior year. The sales increase was primarily due to the acquisitions of UIP and KRR in the current year as well as volume increases in the commercial tie and rail joint markets in the current year. These increases were offset by lower treating volumes of Class I crossties. Sales of Class I crossties declined by $61.7 million. This was primarily due to decreased spending in the rail industry, particularly the Class I market as certain Class I railroads have shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. A lack of dry crosstie inventory also contributed to reduced treating volumes.

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

Loss on pension settlement was $10.0 million in 2017. In the fourth quarter of 2017, we offered a cash lump sum or annuity buyout to the terminated deferred vested participants in our U.S. defined benefit pension plan. Approximately 100 participants elected either a lump sum payout or annuity from a third-party provider. The total dollar amount paid out of our defined benefit plan assets was $3.1 million and we recorded a pension settlement charge of $1.2 million related to this transaction.

In the third quarter of 2017, we completed an irrevocable transaction with an insurance company to annuitize approximately $31 million of retiree pension obligations in our U.S. qualified defined benefit pension plan for a selected group of retirees. The transaction was funded by transferring a similar amount of assets from the pension plan to the insurance company. Subsequent to this transfer, the insurance company has assumed all remaining pension obligations associated with these retirees. We recorded a pension settlement loss of $8.8 million in the third quarter of 2017.

Loss on extinguishment of debt for the year ended December 31, 2017 was $13.3 million. In 2017, all of our senior notes due 2019 were repurchased at a premium to carrying value and accordingly, we realized a loss on extinguishment of debt totaling $10.0 million consisting of $7.3 million for bond premium and bond tender expenses and $2.7 million for the write-off of unamortized debt issuance costs. In addition, we repaid our term loan in full and entered into a new Credit Facility and recorded a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Income taxes for the year ended December 31, 2018 were $3.0 million lower when compared to the prior year period.

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate to 21 percent from 35 percent and imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Beginning in 2018, the Tax Act also required an income inclusion of foreign corporations’ global intangible low-taxed income or GILTI and also introduced a limitation on the amount of interest expense that is deductible.

In the year ended December 31, 2017, we recorded an estimate of this one-time transition tax and recorded a charge to income tax expense of $13.1 million. As a result of the corporate rate reduction to 21 percent, we recorded a charge of $7.4 million to adjust the carrying value of our net deferred tax assets in the United States.

In the year ended December 31, 2018, we completed an analysis of the impact of the one-time transition tax and the adjustment to our net deferred tax assets in the United States and recorded an additional $4.8 million of income tax expense.

We included the impact of the GILTI inclusion and the limitation on deductible interest expense in our 2018 tax provision. Although the interest expense deduction that is disallowed in the current year can be carried forward to future years, we have concluded that, in the foreseeable future, we will not be able to benefit from the disallowed interest expense deduction. Therefore, a valuation allowance has been recorded against this deferred tax asset.  We have recorded income tax expense of $15.6 million for the impact of the GILTI inclusion and the limitation on deductible interest expense.

Income tax expense as a percentage of pre-tax profit for the year ended December 31, 2018 and 2017 was 47.4 percent and 48.1 percent, respectively. The change from the prior year period was not material as the factors that are described in the above paragraph offset one another. The year ended December 31, 2018 also included the reversal of a valuation allowance for a subsidiary in China that will be able to realize its net operating losses.

Koppers Holdings Inc.     2019 Annual Report

Segment Results

Segment operating profit for the years ended December 31, 2018 and 2017 is summarized by segment in the following table:

	Year Ended December 31,
	2018	2017	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$5.9	$26.2	-77%
Performance Chemicals	36.2	71.4	-49%
Carbon Materials and Chemicals	70.7	28.0	153%
Corporate	(2.4)	(2.0)	-20%
	$110.4	$123.6	-11%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	0.9%	5.1%	-4.2%
Performance Chemicals	8.6%	17.4%	-8.7%
Carbon Materials and Chemicals	10.8%	5.1%	5.7%
	6.5%	8.4%	-1.9%

RUPS operating profit for the year ended December 31, 2018 decreased by $20.3 million, or 77 percent, compared to the prior year. Operating profit as a percentage of sales decreased to 0.9 percent from 5.1 percent. Operating profit as a percentage of net sales for the year ended December 31, 2018 was impacted by reduced treating volumes of crossties to Class I customers. Additionally, we experienced margin pressure from higher costs of raw materials from saw mills due to increased demand. The segment was also negatively impacted by $6.0 million in 2018 due to inventory purchase price fair value adjustments from the UIP acquisition.

PC operating profit decreased by $35.2 million, or 49 percent, compared to the prior year. Operating profit as a percentage of net sales for PC decreased to 8.6 percent from 17.4 percent in the prior year. Higher raw material prices, selling, general and administrative expenses, and transportation costs along with short-term supply disruptions more than offset our slight increase in sales for the year ended December 31, 2018. In addition, 2018 was unfavorably impacted by a net amount of $16.0 million due to changes in unrealized gains and losses from our copper swap contracts as compared to the prior year period.

CMC operating profit for the year ended December 31, 2018 increased by $42.7 million, or 153 percent, compared to the prior year. Operating profit as a percentage of net sales for CMC increased to 10.8 percent from 5.1 percent in the prior year period. Operating profit for the year ended December 31, 2018 was positively affected by higher sales prices for most products and regions within the segment, primarily attributed to carbon pitch, and a more streamlined and efficient cost structure. These positive results were partially offset by lower sales volumes in North America, Australasia and Europe and higher raw material costs in Australasia and Europe.

Cash Flow

Net cash provided by operating activities was $115.3 million for the year ended December 31, 2019 as compared to net cash provided by operating activities of $78.3 million for the year ended December 31, 2018. The net increase of $37.0 million in cash provided by operations was due primarily to lower working capital usage of $30.7 million compared to the prior year period, mainly due to favorable timing of accounts receivable collections in the current year period and prior period payment of amounts owed to a Chinese customer under the operation of a long-term sales contract. In addition, the change in income and certain operating activities of $6.3 million from the prior year period had a favorable result on cash provided by operations in the current year period. These positive impacts were partially offset by a net unfavorable impact on cash from a reduction in outstanding payables in the current year period relative to the prior year end.

Net cash provided by operating activities was $78.3 million for the year ended December 31, 2018 as compared to net cash provided by operating activities of $101.8 million for the year ended December 31, 2017. The net decrease of $23.5 million in cash provided by operations was due primarily to higher working capital usage of $20.3 million compared to the prior year period principally as a result of an increase in inventory of $18.3 million as one of our Class I railroad customers within RUPS shifted from a treatment-service only model to having suppliers hold untreated inventory until the crossties have been treated. An additional increase in inventory from CMC was due to higher raw material prices.

Net cash used in investing activities was $33.8 million for the year ended December 31, 2019 as compared to net cash used in investing activities of $376.4 million for the year ended December 31, 2018. The decrease in cash used for investing activities of $342.6 million is primarily due to $264.0 million of net cash used for acquisitions in the prior year period as well as prior year capital expenditures used mainly to expand production capacity at PC in the United States and continued spending on the new naphthalene unit at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018. The net decrease in cash used for capital expenditures in the current year period from the prior year period was $72.5 million.

Net cash used in investing activities was $376.4 million for the year ended December 31, 2018 as compared to net cash used in investing activities of $56.5 million for the year ended December 31, 2017. The increase in cash used for investing activities of $319.9 million is primarily due to $264.0 million of net cash used for acquisitions as well as incremental current year capital expenditures to expand production capacity at PC in the United States and continued spending on the new naphthalene unit at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018.

Net cash used in financing activities was $88.7 million for the year ended December 31, 2019 as compared to net cash provided by financing activities of $282.8 million for the year ended December 31, 2018. The cash used in financing activities in the current period reflected net repayments of debt of $90.8 million partially offset by issuances of common stock of $4.0 million. The cash provided by financing activities in the prior year period reflected net borrowings of $314.6 million to primarily fund acquisitions and capital expenditures and repurchases of common stock of $31.8 million.

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

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”) with a maturity date of May 2024. The interest rate on the Credit Facility is variable and is based on LIBOR. On February 26, 2020, we entered into the Fourth Amendment and amended the Credit Facility to, among other things: (1) revise the LIBOR replacement language in the Credit Facility, (2) revise certain provisions regarding mandatory prepayments of the term loan facility with proceeds of equity issuances and associated definitions, (3) remove the step downs in the maximum total secured leverage ratio and maximum total leverage ratio which would otherwise occur at the time of a first equity issuance, and (4) revise certain provisions regarding disposition of assets by certain subsidiaries of Koppers Inc.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2019, the basket totaled $163.7 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Koppers Holdings Inc.     2019 Annual Report

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

As of December 31, 2019, we had $221.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2019, $7.3 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of December 31, 2019 (dollars in millions):

Cash and cash equivalents(1)	$33.0
Amount available under credit facility	221.6
Total estimated liquidity	$254.6

(1)	Cash includes approximately $31.5 million held by foreign subsidiaries.

Our estimated liquidity was $219.6 million at December 31, 2018.

Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2020, excluding acquisitions, if any, are expected to total approximately $65 million and are expected to be funded by cash from operations.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2019. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	2020	2021-2022	2023-2024	Later years	Total
(in millions)
Long-term debt (1)	$10.2	$20.2	$381.5	$500.0	$911.9
Interest on debt	50.2	99.0	84.5	2.1	235.8
Operating leases	30.2	47.1	29.7	43.9	150.9
Federal tax payments (2)	0.8	1.2	2.3	0.0	4.3
Purchase commitments (3)	163.1	200.6	181.1	112.6	657.4
Total contractual cash obligations	$254.5	$368.1	$679.1	$658.6	$1,960.4

(1)	Consists primarily of the maturity of the 2025 Notes and the Credit Facility that will mature in 2024.
(2)	Relates to the transition tax in accordance with the Tax Act.
(3)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $4.8 million in 2020. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 15 in our consolidated financial statements.

As of December 31, 2019, there was $2.1 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2019. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
					Total
					Amounts
	2020	2021-2022	2023-2024	Later years	Committed
(in millions)
Lines of credit (unused)	$0.0	$0.0	$329.0	$0.0	$329.0
Term Loan	10.0	20.0	52.5	0.0	82.5
Standby letters of credit	0.0	0.0	7.3	0.0	7.3
Total other commercial commitments	$10.0	$20.0	$388.8	$0.0	$418.8

Debt Covenants at December 31, 2019

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2019 was 2.27.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.00. The leverage ratio at December 31, 2019 was 1.97.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The leverage ratio at December 31, 2019 was 4.31.

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

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2019, 2018 and 2017, exchange rate fluctuations resulted in a decrease to comprehensive income of $1.3 million, a decrease of $25.6 million and an increase of $17.0 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $1.0 million, $0.6 million and $(2.3) million for the years ended December 31, 2019, 2018 and 2017, respectively.

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 3 “New Accounting Pronouncements” of the Notes to Consolidated Financial Statements.

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

Koppers Holdings Inc.     2019 Annual Report

We also recognize revenue related to the procurement of certain untreated railroad crossties upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided and the performance obligation is satisfied.

Goodwill and Intangible Assets. Goodwill is not amortized but is assessed for impairment at least on an annual basis in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. In making this assessment, management may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units, and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated. If our assumptions or estimates in our fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact our impairment analysis.

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

Goodwill remaining on our consolidated balance sheet at December 31, 2019 was $296.1 million. During the fourth quarter of fiscal 2019, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2019.

Identifiable intangible assets are valued at fair value upon the acquisition of a business. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $168.4 million as of December 31, 2019. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2019, our balance sheet included $23.7 million of deferred tax assets, which is net of a $58.0 million valuation allowance. We also had $7.4 million of deferred tax liabilities resulting in net deferred tax assets of $16.3 million, substantially all related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

The realization of a majority of our deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. To the extent future taxable income projections are not achieved, we could be required to record a valuation allowance against certain deferred tax assets. Item 8. Financial Statements and Supplementary Data – Note 10 includes information on deferred tax activity during the past two years.

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2019, we recorded additional asset retirement obligations of $4.7 million principally related to storage tank and railcar cleaning costs within our CMC segment in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Pension and Postretirement Benefits.  Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

◾	the discount rate for measuring the present value of future plan obligations; and
◾	the expected long-term return on plan assets.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2019, we use our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $5.0 million and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.3 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 to 40 percent equity securities and 60 to 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 4.30 percent for 2019 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.5 million.

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

Koppers Holdings Inc.     2019 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2019. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2019, we had outstanding copper swap contracts totaling 73.1 million pounds and the fair value of these contracts resulted in a gain of $6.2 million. A portion of the gain totaling $4.5 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $1.7 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2019 market price of copper, the fair value of these contracts would be a loss of $14.2 million. This hypothetical loss would be allocated $11.3 million to other comprehensive income and $2.9 million would be recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. Credit Facility.

At December 31, 2019, we had $500.0 million of fixed rate debt and $401.2 million of variable rate debt. Our ratio of fixed rate debt to variable rate debt at December 31, 2019 was approximately 125 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2019 would have increased the unrealized fair market value of the fixed rate debt by approximately $5.1 million. The earnings and cash flows for the year ending December 31, 2019, assuming a one percentage point increase in interest rates, would have decreased approximately $4.0 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Canada, China, Denmark, the Netherlands, New Zealand, and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2019, would be a reduction of approximately $5.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.     2019 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2019. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 44.

February 27, 2020

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

Koppers Holdings Inc.     2019 Annual Report

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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and ASU No. 2018-10, Codification Improvements to Topic 842, Leases.

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

Koppers Holdings Inc.     2019 Annual Report

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of goodwill in the Utility Products reporting unit

As described in Notes 2 and 14 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2019 was $296.1 million, of which $79.7 million related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable.  The Company evaluates the recoverability of goodwill for each of its reporting units by comparing the fair value of each reporting unit to its carrying value.

We identified the assessment of the carrying value of goodwill for the Utility Products reporting unit as a critical audit matter.  Significant auditor judgment was required to evaluate the Company’s estimate of fair value of the Utility Products reporting unit, which was developed using a discounted cash flow model. Specifically, auditor judgment was required to assess certain assumptions, including forecasted revenue growth rates, forecasted gross margins, and the discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the forecasted revenue growth rates, forecasted gross margins and discount rate assumptions.  We evaluated the Company’s forecasted revenue growth rates and gross margins assumptions by comparing them to external market and industry data.  We compared the Company’s historical revenue and gross margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

•Evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities; and

•Developing an independent estimate of the Utility Products reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 27, 2020

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions, except per share amounts)
Net sales	$1,772.8	$1,710.2	$1,475.5
Cost of sales	1,430.0	1,375.1	1,153.4
Depreciation and amortization	55.1	50.8	49.8
Loss on sale of assets	0.0	8.3	0.0
Impairment and restructuring charges	6.0	4.0	16.2
Selling, general and administrative expenses	150.9	161.6	132.5
Operating profit	130.8	110.4	123.6
Other income, net	0.6	0.7	2.5
Interest expense	62.5	56.3	42.5
Loss on pension settlements	0.0	0.0	10.0
Loss on extinguishment of debt	0.0	0.0	13.3
Income before income taxes	68.9	54.8	60.3
Income tax provision	1.4	26.0	29.0
Income from continuing operations	67.5	28.8	31.3
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.0, $(0.4) and $0.2	(0.1)	0.4	(0.8)
Net income	67.4	29.2	30.5
Net income attributable to noncontrolling interests	0.8	5.8	1.4
Net income attributable to Koppers	$66.6	$23.4	$29.1
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$3.23	$1.10	$1.44
Discontinued operations	0.00	0.02	(0.04)
Earnings per basic common share	$3.23	$1.12	$1.40
Diluted -
Continuing operations	$3.16	$1.08	$1.36
Discontinued operations	0.00	0.02	(0.04)
Earnings per diluted common share	$3.16	$1.10	$1.32
Weighted average shares outstanding (in thousands):
Basic	20,665	20,871	20,754
Diluted	21,068	21,326	22,000

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Net income	$67.4	$29.2	$30.5
Changes in other comprehensive income:
Currency translation adjustment	(1.3)	(25.6)	17.0
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(4.1), $10.0 and $(3.5)	8.7	(25.2)	6.1
Change in accounting standard	0.0	0.3	0.0
Unrecognized pension prior service benefit, net of tax benefit of $0.0, $0.1 and $0.0	(0.1)	(0.6)	0.0
Unrecognized pension net gain (loss), net of tax (expense) benefit of $(0.8), $0.2 and $(2.8)	2.1	(0.5)	8.8
Total comprehensive income (loss)	76.8	(22.4)	62.4
Comprehensive income attributable to noncontrolling interests	0.6	5.0	1.7
Comprehensive income (loss) attributable to Koppers	$76.2	$(27.4)	$60.7

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2019 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$33.0	$40.6
Accounts receivable, net of allowance of $2.6 and $2.5	163.9	189.7
Income tax receivable	1.9	2.8
Inventories, net	299.1	284.7
Other current assets	21.6	22.5
Total current assets	519.5	540.3
Property, plant and equipment, net	415.4	417.9
Operating lease right-of-use assets	113.5	0.0
Goodwill	296.1	296.5
Intangible assets, net	168.4	188.0
Deferred tax assets	23.7	15.5
Other assets	28.0	21.7
Total assets	$1,564.6	$1,479.9
Liabilities
Accounts payable	$169.9	$177.2
Accrued liabilities	94.0	109.9
Current operating lease liabilities	22.1	0.0
Current maturities of long-term debt	10.2	11.6
Total current liabilities	296.2	298.7
Long-term debt	891.0	978.8
Accrued postretirement benefits	46.6	48.2
Deferred tax liabilities	7.4	6.8
Operating lease liabilities	92.6	0.0
Other long-term liabilities	72.1	80.4
Total liabilities	1,405.9	1,412.9
Commitments and contingent liabilities (Note 20)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,321,087 and 23,028,957 shares issued	0.2	0.2
Additional paid-in capital	221.9	206.0
Retained earnings	93.8	27.2
Accumulated other comprehensive loss	(77.7)	(87.2)
Treasury stock, at cost, 2,515,925 and 2,480,213 shares	(90.9)	(90.0)
Total Koppers shareholders’ equity	147.3	56.2
Noncontrolling interests	11.4	10.8
Total equity	158.7	67.0
Total liabilities and equity	$1,564.6	$1,479.9

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$67.4	$29.2	$30.5
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	55.1	50.8	49.8
Impairment of long-lived assets	0.0	0.0	3.7
Loss on extinguishment of debt	0.0	0.0	13.3
Loss (gain) on disposal of investments	0.8	0.7	(1.5)
Insurance proceeds	(3.0)	(1.5)	0.0
Loss on sale of assets	0.0	8.3	0.0
Deferred income taxes	(10.9)	9.1	1.6
Change in other liabilities	(24.0)	(22.6)	(21.1)
Non-cash interest expense	2.6	2.4	2.1
Stock-based compensation	12.1	12.5	10.6
Loss on pension settlement	0.0	0.0	10.0
Other - net	1.2	6.1	(0.8)
Changes in working capital:
Accounts receivable	25.4	(7.7)	(16.0)
Inventories	(14.8)	(18.3)	0.7
Accounts payable	(3.1)	30.8	(13.6)
Accrued liabilities	3.9	(27.0)	31.2
Other working capital	2.6	5.5	1.3
Net cash provided by operating activities	115.3	78.3	101.8
Cash (used in) provided by investing activities:
Capital expenditures	(37.2)	(109.7)	(67.5)
Acquisitions, net of cash acquired	0.0	(264.0)	0.0
Insurance proceeds	3.0	1.5	0.0
Repayments received on loan	0.0	0.0	9.5
Net cash provided by (used in) divestitures and asset sales	0.4	(4.2)	1.5
Net cash used in investing activities	(33.8)	(376.4)	(56.5)
Cash (used in) provided by financing activities:
Net (decrease) increase in credit facility borrowings	(61.1)	234.9	54.3
Borrowings of long-term debt	0.0	100.0	500.0
Repayments of long-term debt	(29.7)	(20.3)	(546.7)
Issuances of Common Stock	4.0	2.9	2.7
Repurchases of Common Stock	(0.9)	(31.8)	(5.2)
Payment of debt issuance costs	(1.0)	(2.9)	(11.0)
Net cash (used in) provided by financing activities	(88.7)	282.8	(5.9)
Effect of exchange rate changes on cash	(0.4)	(4.4)	0.1
Net (decrease) increase in cash and cash equivalents	(7.6)	(19.7)	39.5
Cash and cash equivalents at beginning of period	40.6	60.3	20.8
Cash and cash equivalents at end of period	$33.0	$40.6	$60.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$31.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.9
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$60.9	$49.8	$37.6
Income taxes	16.8	25.9	16.6
Noncash investing activities:
Accrued capital expenditures	0.4	3.7	7.8

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2019 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	206.0	190.6	176.5
Employee stock plans	12.1	12.5	11.4
Issuance of common stock	3.8	2.9	2.7
Balance at end of year	221.9	206.0	190.6
Retained earnings (accumulated deficit)
Balance at beginning of year	27.2	7.4	(24.7)
Net income attributable to Koppers	66.6	23.4	29.1
Tax reform rate change reclassification	0.0	0.0	3.2
Change in accounting standards	0.0	(3.6)	(0.2)
Balance at end of year	93.8	27.2	7.4
Accumulated other comprehensive (loss) income
Currency translation adjustment:
Balance at beginning of year	(38.5)	(13.8)	(30.6)
Change in currency translation adjustment	(1.3)	(24.7)	16.8
Balance at end of year	(39.8)	(38.5)	(13.8)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	(5.5)	15.8	6.9
Tax reform rate change reclassification	0.0	0.0	2.8
Change in accounting standard, net of tax expense of $0.0, $1.3 and $0.0	0.0	3.9	0.0
Reclassification of unrealized losses (gains) on cash flow hedges to expense, net of tax (expense) benefit of $(1.5), $2.5 and $5.0	4.6	(7.4)	(7.1)
Change in cash flow hedges, net of tax (expense) benefit of $(2.6), $7.5 and $(8.5)	4.1	(17.8)	13.2
Balance at end of year	3.2	(5.5)	15.8
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	(0.6)	0.0	0.0
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.0, $0.1 and $0.0	0.0	(0.6)	0.0
Balance at end of year	(0.6)	(0.6)	0.0
Unrecognized pension net loss:
Balance at beginning of year	(42.6)	(42.1)	(44.9)
Tax reform rate change reclassification	0.0	0.0	(6.0)
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $0.3, $0.4 and $4.4	1.1	1.1	7.3
Revaluation of unrecognized pension net loss, net of tax benefit of $0.4, $0.5 and $0.2	1.0	(1.6)	1.5
Balance at end of year	(40.5)	(42.6)	(42.1)
Total balance at end of year	(77.7)	(87.2)	(40.1)
Treasury stock
Balance at beginning of year	(90.0)	(58.2)	(53.0)
Purchases	(0.9)	(31.8)	(5.2)
Balance at end of year	(90.9)	(90.0)	(58.2)
Total Koppers shareholders’ equity – end of year	147.3	56.2	99.9
Noncontrolling interests
Balance at beginning of year	10.8	5.9	4.2
Net income attributable to noncontrolling interests	0.8	5.8	1.4
Currency translation adjustment	(0.2)	(0.9)	0.3
Balance at end of year	11.4	10.8	5.9
Total equity – end of year	$158.7	$67.0	$105.8

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s Credit Facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes due 2025 significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

Business description – We are a global integrated provider of treated wood products, wood treatment chemicals and carbon compounds for use in a variety of markets including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. Our business is operated through three business segments, Railroad and Utility Products and Services (“RUPS”), Performance Chemicals (“PC”) and Carbon Materials and Chemicals (“CMC”).

Our RUPS segment sells treated and untreated wood products, rail joint bars and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties and utility poles.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction and agriculture.

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

2. Summary of Significant Accounting Policies

Basis of presentation – The consolidated financial statements include our accounts and all majority-owned subsidiaries for which we are deemed to exercise control over its operations. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts in the Notes to Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

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

Revenue recognition – Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue is recognized upon the completion of performance obligations under our contracts with customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. Payment terms on ship and invoice arrangements are typically within 45 days. Shipping and handling costs are included as a component of cost of sales.

Koppers Holdings Inc.     2019 Annual Report

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

For periods prior to January 1, 2018, we recognized revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurred at the point of shipment; however, in certain circumstances as shipping terms dictate, we recognized revenue at the point of destination.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less.

Accounts receivable – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or net realizable value. UIP inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 51 percent and 53 percent of the FIFO inventory value at December 31, 2019 and 2018, respectively. In 2019, 2018 and 2017, we recorded inventory write-downs of $1.0 million, $1.0 million and $0.4 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

We periodically evaluate whether current facts and circumstances indicate that the carrying value of depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 4 “Plant Closures and Discontinued Operations” for additional information.

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. We perform an assessment of goodwill at the reporting unit level, using a quantitative assessment by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact the impairment analysis. We performed an impairment test for goodwill for each of the reporting units using a quantitative testing approach. Based on the evaluations performed, we determined it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount, and therefore, we determined that goodwill was not impaired.

Identifiable intangible assets, other than goodwill, are recorded at fair value. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

Leases – Effective January 1, 2019, we changed our method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, using the modified retrospective method with no restatement of comparative periods presented. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Lease arrangements are determined whether or not to be a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease as of the start date and may include consideration of certain adjustments including non-lease components. ROU assets are determined based on the determined ROU lease liability and may include the consideration of certain adjustments including initial direct costs, prepaid lease payments, lease incentives received, and non-lease components. The option to extend or terminate a lease is included in the determination of the ROU asset and lease liability only when it is certain that we will exercise that option.

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

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2019	2018
(Dollars in millions)
Asset retirement obligation at beginning of year	$27.0	$37.1
Accretion expense	1.5	1.7
Revision in estimated cash flows (a)	4.7	0.8
Cash expenditures	(12.5)	(12.5)
Currency translation	0.0	(0.1)
Balance at end of period	$20.7	$27.0

(a) Revision in estimated cash flows for 2019 and 2018 includes $3.4 and $1.8 million of charges related to restructuring activities, respectively. See Note 4. “Plant Closures and Discontinued Operations” for additional information.

Litigation and contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred with the exception of legal fees relating to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), sites.

Environmental liabilities – We accrue for remediation costs and penalties when the responsibility to remediate is probable and the amount of related cost is reasonably estimable. If only a range of potential liability can be estimated and no amount within the range is more probable than another, the accrual is recorded at the low end of that range. Remediation liabilities are discounted if the amount and timing of the cash disbursements are readily determinable.

3. New Accounting Pronouncements

We adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” effective October 1, 2017. ASU 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification is the difference between the tax-effected items that are included in accumulated other comprehensive income and were recorded at the historical 35 percent corporate income tax rate and those same items that are now recorded at the newly enacted 21 percent corporate income tax rate. This difference was $3.2 million for the year ended December 31, 2017.

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

Koppers Holdings Inc.     2019 Annual Report

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)”, in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that components of net benefit cost other than service cost are presented in the income statement outside a subtotal of income from operations. As a practical expedient, we have used the amounts disclosed in our pension and post-retirement benefits footnote as the estimation basis for applying the retrospective presentation requirements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350).” The update is intended to simplify how an entity is required to test goodwill for impairment by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. We adopted this ASU effective January 1, 2018.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019. We are evaluating the effect the guidance will have on our consolidated financial statements, which is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases. The standard was effective January 1, 2019 and measurement and presentation of expenses depends on classification as a finance or operating lease. We adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach with no restatement of comparative periods presented. The adoption is accounted for as a change in accounting principle in conformity with FASB Accounting Standards Codification 250, “Accounting Changes and Error Corrections”.

We elected a suite of practical expedients, including retaining our current classification of existing leases upon adoption, separating lease and non-lease components for certain asset classes and excluding leases expiring within twelve months. The initial impact of adopting this new standard on our consolidated statement of operations and consolidated statement of cash flows was not material. Approximately $119 million of right-to-use assets and lease liabilities were recognized in the consolidated balance sheet upon adoption. Refer to “Note 17- Leases” for more details regarding leases as of December 31, 2019.

4. Plant Closures and Discontinued Operations

Over the past five years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

The cessation of naphthalene refining activities at our Follansbee, West Virginia coal tar distillation facility in the fourth quarter of 2018 subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois. In August 2019, we ceased remaining production activities at the Follansbee plant.

•	In September 2018, we sold our U.K.-based specialty chemicals business.

•	In November 2016, we sold our 30-percent interest in Tangshan Kailuan Koppers Carbon Chemical Company Limited (“TKK”) located in the Hebei Province in China.

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

Other closure and divestiture activity relates to our RUPS segment. These activities include:

•	In August 2019, we sold our utility pole treatment plant located in Blackstone, Virginia.

•	In August 2015, we closed a crosstie treating plant located in Green Spring, West Virginia.

•	In July 2015, we sold the assets of our 50-percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.

In addition, in 2011, we ceased carbon black production at our CMC facility located in Kurnell, Australia. Costs associated with this closure are included in (loss) income from discontinued operations on the consolidated statement of operations and comprehensive income (loss).

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Environmental remediation	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2017	$1.7	$2.7	$10.6	$3.3	$18.3
Accrual	0.0	0.9	1.8	2.2	4.9
Costs charged against assets	0.0	0.0	0.0	(2.1)	(2.1)
Reversal of accrued charges	0.0	0.0	(0.9)	0.0	(0.9)
Cash paid	0.0	(3.4)	(7.9)	(0.5)	(11.8)
Currency translation	0.0	(0.2)	0.0	(0.1)	(0.3)
Reserve at December 31, 2018	$1.7	$0.0	$3.6	$2.8	$8.1
Accrual	0.0	0.0	3.4	3.0	6.4
Costs charged against assets	0.0	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.3)	0.0	(0.1)	0.0	(0.4)
Cash paid	(0.5)	0.0	(6.2)	(0.3)	(7.0)
Currency translation	0.0	0.0	0.0	(0.1)	(0.1)
Reserve at December 31, 2019	$0.9	$0.0	$0.7	$2.4	$4.0

Subsequent Event

On February 18, 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is a 75 percent-owned coal tar distillation company which is part of our CMC segment. In 2019, KJCC’s sales totaled $127.4 million and its operating profit totaled $5.9 million. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur in four to six months due to required regulatory approvals in China and achievement of other closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes and expenses.

5. Acquisitions

On April 10, 2018, Koppers Inc. acquired Cox Industries, Inc. (“Cox”) for net cash consideration of $201.3 million. The transaction was funded by borrowings on Koppers Inc.’s Credit Facility discussed in “Note 16 - Debt.” Cox was renamed Koppers Utility and Industrial Products Inc. (“UIP”) subsequent to the acquisition. UIP is a manufacturer of treated wood transmission and distribution poles for utility and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction applications. UIP manufactures and sells its treated wood poles and pilings through a network of eight manufacturing facilities and 19 distribution yards located throughout the United States. UIP treats its products with a variety of wood protection chemicals, including chromated copper arsenate and creosote, which are produced by our PC and CMC segments, respectively.

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

KRR converts this recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that are used as a substitute for conventional higher-cost carbon-based fuel. KRR currently operates two processing facilities, each of which is located to serve its Class I railroad customer base.

Combined acquisition costs related to these two transactions were $6.5 million for year ended December 31, 2018 and are recorded within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.

Koppers Holdings Inc.     2019 Annual Report

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

6. Revenue Recognition

Effective January 1, 2018 we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The cumulative effect to the opening balance of retained earnings recognized at January 1, 2018 was an increase of $0.3 million, consisting of $5.3 million in revenue and $5.0 million in cost of goods sold not previously recognized during the year ended December 31, 2017. ASC 606 impacted the timing of revenue recognized related to certain services to untreated crossties within our RUPS segment where those specific performance obligations were fulfilled prior to shipment and were historically not recognized as revenue until shipped. Refer to “Note 9 – Segment Information” for relevant disclosures regarding the disaggregation of revenue.

Contract Balances

The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $5.1 million and $10.5 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2019 and December 31, 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$66.6	$23.4	$29.1
(Loss) income from discontinued operations	(0.1)	0.4	(0.8)
Income from continuing operations attributable to Koppers	$66.7	$23.0	$29.9
Weighted average common shares outstanding:
Basic	20,665	20,871	20,754
Effect of dilutive securities	403	455	1,246
Diluted	21,068	21,326	22,000
Earnings per common share – continuing operations:
Basic earnings per common share	$3.23	$1.10	$1.44
Diluted earnings per common share	3.16	1.08	1.36
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	764	401	156

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

We calculated the fair value of the performance stock unit awards on the date of the grant using assumptions listed below:

	March 2019 Grant	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant
Grant date price per share of performance award	$26.63	$39.10	$41.60	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	39.00%	39.40%	39.40%	43.50%	40.86%
Risk-free interest rate	2.50%	2.35%	2.38%	1.54%	0.96%
Look-back period in years	2.82	2.84	2.84	2.83	2.84
Grant date fair value per share of performance award	$40.30	$44.29	$47.12	$64.02	$23.70

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

The following table shows a summary of the performance stock units as of December 31, 2019:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2017 – 2019	0	110,262	220,524
2018 – 2020	0	128,093	256,186
2019 – 2021	0	208,359	312,574

Koppers Holdings Inc.     2019 Annual Report

Performance stock units for the 2017 – 2019 performance period will vest in March 2020 at 100 percent of the target share amount of 110,262.

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2019:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2019	223,561	271,123	494,684	$45.65
Granted	233,781	156,287	390,068	$32.25
Performance share adjustment	0	52,072	52,072	$40.30
Vested	(108,351)	(32,768)	(141,119)	$29.13
Forfeited	(5,979)	(1,528)	(7,507)	$32.57
Non-vested at December 31, 2019	343,012	445,186	788,198	$40.18

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2019 Grant	May 2018 Grant	March 2018 Grant	March 2017 Grant	March 2016 Grant
Grant date price per share of stock option award	$26.63	$39.10	$41.60	$44.10	$18.11
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.14	5.73	5.73	5.77	5.96
Expected volatility	39.44%	37.05%	37.05%	39.70%	40.86%
Risk-free interest rate	2.53%	2.82%	2.67%	2.13%	1.45%
Grant date fair value per share of option awards	$11.29	$15.48	$16.38	$17.90	$7.41

We have not declared a dividend since 2014 and do not expect to declare any dividends for the foreseeable future. The expected life in years is based on historical exercise data of options previously granted by us. Expected volatility is based on the historical volatility of our common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2019:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	981,940	$29.63
Granted	145,301	$26.63
Exercised	(97,751)	$29.31
Expired	(62,641)	$41.26
Outstanding at December 31, 2019	966,849	$28.45	6.15	$10.7
Exercisable at December 31, 2019	646,714	$26.86	4.91	$8.0

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three years ended December 31, 2019 are as follows:

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$12.1	$12.5	$10.6
Less related income tax benefit	0.2	3.1	4.1
Decrease in net income attributable to Koppers	$11.9	$9.4	$6.5
Intrinsic value of exercised stock options	$1.1	$1.1	$1.3
Cash received from the exercise of stock options	$2.9	$2.9	$2.7

As of December 31, 2019, total future compensation expense related to non-vested stock-based compensation arrangements totaled $16.8 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties. In April 2018, we acquired UIP, a manufacturer of treated wood utility transmission and distribution poles for utility and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction applications. In February 2018, we acquired KRR, a vertically-integrated provider of crosstie recovery and disposal services. KRR converts recovered material into alternative fuels, such as crosstie-derived or biomass-derived fuel, that is used as a substitute for conventional higher-cost carbon-based fuel.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is used in the production of aluminum and steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

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

Koppers Holdings Inc.     2019 Annual Report

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$733.5	$634.8	$512.6
Performance Chemicals	448.3	420.0	411.2
Carbon Materials and Chemicals	591.0	655.4	551.7
Total	$1,772.8	$1,710.2	$1,475.5
Intersegment revenues:
Performance Chemicals	$12.6	$10.8	$6.7
Carbon Materials and Chemicals	75.2	77.3	79.6
Total	$87.8	$88.1	$86.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$19.4	$17.7	$11.8
Performance Chemicals	18.3	17.8	17.9
Carbon Materials and Chemicals(a)	17.4	15.3	20.1
Total	$55.1	$50.8	$49.8
Operating profit (loss):
Railroad and Utility Products and Services(b)	$35.8	$5.9	$26.2
Performance Chemicals	52.1	36.2	71.4
Carbon Materials and Chemicals(c)	45.0	70.7	28.0
Corporate(d)	(2.1)	(2.4)	(2.0)
Total	$130.8	$110.4	$123.6
Capital expenditures (excluding acquisitions):
Railroad and Utility Products and Services	$11.6	$19.2	$10.6
Performance Chemicals	9.7	15.1	15.4
Carbon Materials and Chemicals	15.5	73.5	39.7
Corporate	0.4	1.9	1.8
Total	$37.2	$109.7	$67.5

(a)	Excludes impairment charges of $3.7 million in 2017 for CMC.
(b)

Includes $6.0 million of inventory fair value purchase price accounting adjustments from our acquisition of UIP in 2018. Includes asset retirement obligation and other restructuring costs of $1.6 million for the restructuring of two facilities in the United States in 2017.

(c)	Includes plant closure costs of $6.0 million, $3.9 million and $14.6 million in 2019, 2018 and 2017, respectively, for CMC.
(d)	Operating loss for Corporate includes costs for Koppers Holdings Inc., the parent company of Koppers Inc., and acquisition-related costs.

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	December 31,
	2019	2018
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$562.2	$538.0
Performance Chemicals	457.7	446.9
Carbon Materials and Chemicals	502.1	457.1
Segment assets	1,522.0	1,442.0
Cash and cash equivalents	0.0	2.1
Income tax receivable	1.9	2.8
Deferred taxes	17.0	20.5
Property, plant and equipment, net	5.3	6.0
Operating lease right-of-use assets	13.2	0.0
Prepaid insurance and other assets	5.2	6.5
Total	$1,564.6	$1,479.9
Goodwill:
Railroad and Utility Products and Services	$120.7	$121.1
Performance Chemicals	175.4	175.4
Total	$296.1	$296.5

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2019	$1,141.2	$796.0
	2018	993.5	732.1
	2017	852.2	479.5
Australasia	2019	335.4	135.9
	2018	365.4	128.8
	2017	312.8	131.4
Europe	2019	177.5	70.2
	2018	214.6	44.8
	2017	173.1	44.8
Other countries	2019	118.7	19.3
	2018	136.7	18.3
	2017	137.4	19.4
Total	2019	$1,772.8	$1,021.4
	2018	$1,710.2	$924.1
	2017	$1,475.5	$675.1

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $631.6 million in 2019, $716.6 million in 2018 and $623.3 million in 2017.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$419.6	$341.7	$380.4
Utility poles	222.0	184.7	46.0
Rail joints	26.8	33.5	28.2
Railroad infrastructure services	36.5	36.9	34.8
Other products	28.6	38.0	23.2
	733.5	634.8	512.6
Performance Chemicals:
Wood preservative products	418.8	389.1	383.8
Other products	29.5	30.9	27.4
	448.3	420.0	411.2
Carbon Materials and Chemicals:
Pitch and related products	365.3	403.1	275.8
Creosote and distillates	46.3	84.1	83.7
Phthalic anhydride and other chemicals	77.9	84.6	89.8
Naphthalene	42.2	40.8	38.9
Other products	59.3	42.8	63.5
	591.0	655.4	551.7
Total	$1,772.8	$1,710.2	$1,475.5

Koppers Holdings Inc.     2019 Annual Report

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2019	2018	2017
(Dollars in millions)
Current:
Federal	$(3.5)	$(1.2)	$11.1
State	0.5	0.1	0.6
Foreign	15.3	18.0	15.7
Total current tax provision	12.3	16.9	27.4
Deferred:
Federal	3.1	9.6	2.6
State	0.4	(0.2)	(1.2)
Foreign	(14.4)	(0.3)	0.2
Total deferred tax (benefit) provision	(10.9)	9.1	1.6
Total income tax provision	$1.4	$26.0	$29.0

Income before income taxes for 2019, 2018 and 2017 included $75.0 million, $106.1 million and $81.6 million, respectively, from foreign operations.

In December 2019, we completed a Dutch legal entity restructuring project, which resulted in an intra-entity transfer of certain intangible assets and intellectual property. The transactions that were a result of this restructuring were not taxable or deductible in the jurisdictions of the entities that were part of the restructuring. While any pre-tax income effects from this transaction are eliminated in consolidation, the transaction did require a step-up of the tax value of these intangible assets and created a temporary difference between the book basis and the tax basis of these assets. Under Dutch tax law, these intangible assets will be amortized between nine and fourteen years. As a result, we recognized a one-time deferred tax benefit of $14.9 million.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax system with changes that were effective in 2017 and 2018. The Tax Act lowered the U.S. corporate income tax rate to 21 percent from 35 percent and imposed a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Changes in tax rates and tax laws and their impact on deferred taxes are accounted for in the period of legislative enactment. The Tax Act introduced other new provisions that were effective for 2018 and changed how certain provisions were calculated beginning in that year.

In its December 31, 2017 income tax provision, the Company provisionally recorded income tax expense relating to the one time transition tax of $13.1 million. In 2018, the Company revised its original estimate and recorded additional income tax expense of $8.6 million as a result of additional guidance issued by the Internal Revenue Service. Due to the availability of net operating losses, the Company’s cash payment for this one-time transition tax is approximately $5.1 million. The Company elected to pay this amount in pre-defined installments through 2024.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In 2017, as a result of the U.S. corporate income tax rate reduction, the Company recorded a charge of $7.4 million to adjust the carrying value of its net deferred tax assets in the United States After further analysis and after the effect of filing its 2017 U.S. tax return, the Company revised this amount in 2018 and recorded an income tax benefit of $3.8 million.

The Tax Act introduced a new provision effective in 2018 that imposes a minimum tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. These earnings are referred to as global intangible low-taxed income (“GILTI”). The Company has included $0.9 million of income tax expense in its 2019 provision for the GILTI provision, net of foreign tax credits, which will not result in any cash tax payments since it is offset by net operating losses. On its 2018 U.S. tax return, the impact of the GILTI provision, net of foreign tax credits, was $4.5 million.

The Tax Act introduced a new provision that limits the amount of interest expense that can be deducted. Beginning in 2018, interest expense in excess of 30 percent of a taxpayer’s adjusted taxable income cannot be deducted. However, any interest expense that is disallowed in the current year can be carried forward to future years. The Company has concluded that, in the foreseeable future, it will not be able to utilize any of these carry forwards. Therefore, a valuation allowance of $13.3 million has been recorded to offset this deferred tax asset.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
Valuation allowance adjustments	8.5	6.2	0.9
GILTI inclusion, net of foreign tax credits	1.3	12.0	0.0
State income taxes, net of federal tax benefit	1.0	(3.4)	(1.6)
Foreign earnings taxed at different rates	0.1	1.7	(21.6)
Deferred tax adjustments	0.0	2.3	0.0
Transition tax from Tax Act	0.0	15.5	21.7
Deferred tax adjustments from Tax Act	0.0	(6.8)	12.3
Change in tax contingency reserves	(6.5)	(2.0)	2.2
Intra-entity transfer of intangible assets	(21.6)	0.0	0.0
Other	(1.8)	0.9	(0.8)
	2.0%	47.4%	48.1%

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. At December 31, 2019, there was approximately $512 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future. In the event these earnings are remitted as a dividend, they could be subject to taxation based on currency gains or losses, state taxes, and foreign withholding taxes. We estimate that we will not incur significant additional taxes on those potential remittances.

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating primarily to adjustments to copper swap contracts is $4.1 million, $(10.0) million, and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The amount of deferred income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $0.8 million, $(0.2) million, and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
(Dollars in millions)
Deferred tax assets:
Reserves, including insurance and environmental	$23.3	$20.2
Tax credits	22.5	27.0
Federal and state tax loss carryforwards, expiring from 2019 to 2038	17.8	18.5
Pension and other postretirement benefits obligations	9.4	11.1
Accrued employee compensation	8.5	5.4
Asset retirement obligations	6.5	8.8
Foreign tax loss carryforwards	5.6	5.5
Book/tax inventory accounting differences	5.1	1.9
Loss on derivative contracts	0.0	2.1
Other	3.3	4.9
Valuation allowance	(58.0)	(59.9)
Total deferred tax assets	44.0	45.5
Deferred tax liabilities:
Tax over book depreciation and amortization	26.1	35.7
Gain on derivative contracts	1.4	0.0
Other	0.2	1.1
Total deferred tax liabilities	27.7	36.8
Net deferred tax assets	$16.3	$8.7

Koppers Holdings Inc.     2019 Annual Report

Management evaluated the ability to realize the deferred tax assets that are related to our domestic operations, particularly in light of our domestic financial reporting losses. In assessing the need for a valuation allowance, management considered all positive and negative evidence related to the realization of our net deferred tax assets. We believe that it will be in a taxable income position in the foreseeable future and it will have sufficient taxable income to utilize deferred tax assets related to its domestic operations.

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized and a valuation allowance has been provided for them. Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2019	2018
Federal foreign tax credits	$20.5	$25.7
State temporary differences, net operating losses and tax credits	20.2	21.1
Federal temporary differences	11.2	7.0
Foreign temporary differences, net operating losses and capital losses	6.1	6.1
Total valuation allowances	$58.0	$59.9

After filing its 2018 U.S. tax return, the Company forfeited $5.3 million of foreign tax credit carryforwards, which have a carryforward period of 10 years, and decreased the valuation allowance on these carryforwards. Since the year ended December 31, 2018, the Company has increased the valuation allowance on the interest deductions that have been disallowed by $4.8 million.

Unrecognized Tax Benefits

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
(Dollars in millions)
Balance at beginning of year	$7.0	$8.7	$9.7
Additions based on tax provisions related to the current year	0.1	0.1	0.1
Additions for tax provisions of prior years	0.0	0.0	2.7
Reductions resulting from a lapse in the statute of limitations	(0.3)	(0.3)	(0.4)
Reductions of tax provisions of prior years	(1.8)	(1.5)	(3.4)
Reductions resulting from audit closures	(2.9)	0.0	0.0
Balance at end of year	$2.1	$7.0	$8.7

As of December 31, 2019 and 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.0 million and $3.7 million, respectively.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the years ended December 31, 2019, 2018, and 2017, we recognized $0.0 million, $(1.4) million and $(0.6) million, respectively, in interest and penalties. As of December 31, 2019 and 2018, we had accrued interest and penalties of approximately $0.8 million and $2.2 million, respectively.

We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $0.3 million due to the expirations of certain limitations and potential audit resolutions. We do not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2016.

11. Inventories

Inventories as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
(Dollars in millions)
Raw materials	$237.0	$199.5
Work in process	12.0	16.0
Finished goods	113.4	128.1
	362.4	343.6
Less revaluation to LIFO	63.3	58.9
Net	$299.1	$284.7

12. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$33.0	$33.0	$40.6	$40.6
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Long-term debt (including current portion)	$896.2	$911.9	$945.3	$1,002.6

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

Koppers Holdings Inc.     2019 Annual Report

13. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
(Dollars in millions)
Land	$17.4	$17.5
Buildings	90.6	65.1
Machinery and equipment	786.1	800.9
	894.1	$883.5
Less accumulated depreciation	478.7	465.6
Net	$415.4	$417.9

Depreciation expense, including impairment charges, for the years ended December 31, 2019, 2018 and 2017 amounted to $34.4 million, $31.6 million and $37.5 million, respectively.

Impairments – We did not incur impairment charges in 2019 or 2018. Impairment charges for 2017 were $3.7 million and were primarily related to the decision to discontinue naphthalene and coal tar distillation activities at CMC plants located in the United States.

14. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reporting unit for the years ended December 31, 2019 and December 31, 2018 was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2017	$177.7	$6.9	$3.6	$188.2
Acquisitions	$0.0	$34.1	$77.0	$111.1
Currency translation	(2.3)	0.0	(0.5)	(2.8)
Balance at December 31, 2018	$175.4	$41.0	$80.1	$296.5
Purchase accounting adjustment	$0.0	$0.0	$(0.4)	$(0.4)
Balance at December 31, 2019	$175.4	$41.0	$79.7	$296.1

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. We performed an assessment of goodwill at the reporting unit level, using a quantitative assessment by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, forecasted growth rates, and the discount rate. We determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill for the year ended December 31, 2019 and 2018, respectively.

Our identifiable intangible assets are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2019			2018
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	10.4	$227.0	$69.5	$157.5	$226.6	$54.3	$172.3
Technology	4 to 12	2.3	26.7	19.9	6.8	26.7	16.2	10.5
Trademarks	2 to 17	2.3	7.6	4.4	3.2	7.6	3.5	4.1
Supply contracts	10	0.2	2.4	2.3	0.1	2.4	2.1	0.3
Non-compete agreements	12	4.8	1.6	0.8	0.8	1.6	0.8	0.8
Favorable lease agreements	3	0.0	0.7	0.7	0.0	0.7	0.7	0.0
Total		9.7	$266.0	$97.6	$168.4	$265.6	$77.6	$188.0

In 2019, the gross carrying value of identifiable intangible assets increased by $0.4 million. Total amortization expense related to these identifiable intangible assets was $20.7 million, $19.2 million and $14.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2020	$19.5
2021	17.6
2022	14.8
2023	14.5
2024	14.2

15. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

In the United States, all qualified and two of the non-qualified defined benefit pension plans for salaried and hourly employees have been closed to new participants and have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

In 2017, we offered a cash lump sum or annuity buyout to terminated deferred vested participants and completed an irrevocable transaction with an insurance company to annuitize approximately $31.3 million of retiree pension obligations for a selected group of retirees in our U.S. qualified defined benefit pension plan. We recorded a pension settlement charge of $10.0 million related to these two transactions.

Expense related to defined contribution plans totaled $8.3 million, $7.5 million and $8.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Koppers Holdings Inc.     2019 Annual Report

Net periodic pension costs for 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
(Dollars in millions)
Service cost	$1.5	$1.9	$2.0	$0.1	$0.1	$0.1
Interest cost	7.8	7.5	9.0	0.4	0.4	0.4
Expected return on plan assets	(7.9)	(8.5)	(9.6)	0.0	0.0	0.0
Amortization of net loss (gain)	1.6	1.4	1.9	(0.2)	0.0	(0.2)
Settlements and curtailments	0.0	0.0	10.0	0.0	0.0	0.0
Net periodic benefit cost	$3.0	$2.3	$13.3	$0.3	$0.5	$0.3

The change in the funded status of the pension and postretirement plans as of December 31, 2019 and December 31, 2018 is as follows:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$201.7	$219.1	$9.4	$11.1
Service cost	1.5	1.9	0.1	0.1
Interest cost	7.8	7.5	0.4	0.4
Actuarial losses (gains)	20.1	(13.2)	(0.3)	(1.7)
Plan amendments	0.0	0.7	0.0	0.0
Currency translation	1.6	(3.5)	0.0	0.0
Benefits paid	(12.9)	(10.8)	(0.3)	(0.5)
Benefit obligation at end of year	219.8	201.7	9.2	9.4
Change in plan assets:
Fair value of plan assets at beginning of year	169.6	188.8	0.0	0.0
Actual return on plan assets	28.6	(8.6)	0.0	0.0
Employer contribution	4.2	4.2	0.3	0.5
Currency translation	2.0	(4.0)	0.0	0.0
Benefits paid	(12.9)	(10.8)	(0.3)	(0.5)
Fair value of plan assets at end of year	191.5	169.6	0.0	0.0
Funded status of the plan	$(28.3)	$(32.1)	$(9.2)	$(9.4)

In 2019, the net actuarial loss of $20.1 million is due principally to the increase in the discount rate used to measure the benefit obligation as of December 31, 2019 compared to the prior year.

Plan Data

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
(Dollars in millions)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$10.9	$8.9	$0.0	$0.0
Current liabilities	1.0	1.2	0.8	1.0
Noncurrent liabilities	38.2	39.8	8.4	8.4
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$160.4	$148.6
Fair value of plan assets	121.2	107.7
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$160.2	$148.4
Fair value of plan assets	121.2	107.7

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2019 and 2018 was $219.0 million and $201.3 million, respectively.

Expected Contributions for the 2020 Fiscal Year

Our expected contributions for 2020 are estimated to be $4.0 million for pension plans and $0.8 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2020	$11.4	$0.8
2021	11.3	0.7
2022	11.4	0.6
2023	11.6	0.6
2024	14.0	0.6
Next five years	61.2	2.7

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	3.05%	4.03%	3.43%	4.45%
Expected return on plan assets	4.30	4.83
Rate of compensation increase	3.00	3.41
Initial medical trend rate			5.70	5.90

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

Koppers Holdings Inc.     2019 Annual Report

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Investment Strategy

The weighted average asset allocation for our pension plans at December 31 by asset category is as follows:

	December 31,
	2019	2018
Debt securities	70%	72%
Equity securities	24	24
Other	6	4
	100%	100%

Our investment strategy for our pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. Our overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. Currently, we target an allocation of 30 percent to 40 percent growth seeking assets and 60 percent to 70 percent income generating assets on an overall basis. We utilize investment managers to assist in identifying and monitoring investments that meet these allocation criteria. With respect to the U.S defined benefit plan, we have implemented a strategy of reallocating pension assets from growth seeking assets to income generating assets as certain funded status levels are reached.

All assets are invested in pooled or commingled investment vehicles. Our interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. Certain investments are valued using the net asset value (“NAV”) practical expedient and have not been categorized in the fair value hierarchy but are included to reconcile the fair value hierarchy to the total fair value of plan assets. The fair value of real estate investments is either priced through a listing on an exchange or are subject to periodic appraisals.

The following table sets forth by level, our pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$14.1	$0.0	$14.1
International equity securities	0.0	22.3	0.0	22.3
U.S. debt securities	0.0	58.3	0.0	58.3
International debt securities	0.0	48.1	0.0	48.1
Real estate and other investments	0.0	0.8	4.3	5.1
Cash and cash equivalents	0.0	3.6	0.0	3.6
	$0.0	$147.2	$4.3	$151.5
Investments measured at NAV(a)				40.0
Total assets at fair value				$191.5
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$12.3	$9.7	$0.0	$22.0
International equity securities	14.2	5.2	0.0	19.4
U.S. debt securities	34.3	39.0	0.0	73.3
International debt securities	5.3	43.1	0.0	48.4
Real estate and other investments	0.0	1.3	3.2	4.5
Cash and cash equivalents	0.0	2.0	0.0	2.0
	$66.1	$100.3	$3.2	$169.6

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2019:
December 31, 2019
Other Investments
(Dollars in millions)
Balance at beginning of year	$3.2
Purchases, sales, issuances and settlements	0.8
Realized and unrealized gains	0.3
Balance at the end of year	$4.3
The amount of total losses during the period attributable to the change in unrealized losses relating to Level 3 net assets still held at the reporting date	$0.0

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. The charge to operating expense for these plans was $12.2 million in 2019, $10.3 million in 2018 and $11.2 million in 2017.

16. Debt

Debt as of December 31, 2019 and 2018 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2019	2018
Term Loan	4.97%	2024	$82.5	$92.5
Revolving Credit Facility	4.97%	2024	329.0	390.0
Construction and other loans	4.97%	2021	0.4	20.1
Senior Notes due 2025	6.00%	2025	500.0	500.0
Total debt			911.9	1,002.6
Less short-term debt and current maturities of long-term debt			10.2	11.6
Less unamortized debt issuance costs			10.7	12.2
Long-term debt			$891.0	$978.8

Koppers Holdings Inc.     2019 Annual Report

Credit Facility

Subsequent Event

On February 26, 2020, we entered into the Fourth Amendment (the “Fourth Amendment”) and amended the Credit Facility to, among other things: (1) revise the LIBOR replacement language in the Credit Facility, (2) revise certain provisions regarding mandatory prepayments of the term loan facility with proceeds of equity issuances and associated definitions, (3) remove the step downs in the maximum total secured leverage ratio and maximum total leverage ratio which would otherwise occur at the time of a first equity issuance, and (4) revise certain provisions regarding disposition of assets by certain subsidiaries of Koppers Inc. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

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

As of December 31, 2019, we had $221.6 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2019, $7.3 million of commitments were utilized by outstanding letters of credit.

Construction Loan

Our 75-percent owned subsidiary, KJCC entered into a committed loan facility agreement with a third-party bank consisting of a working capital line and a construction loan. As of December 31, 2019, there are no borrowings under the working capital line and the construction loan was fully repaid in September 2019. Borrowings under the working capital line would be secured by a letter of credit issued by a bank under the Credit Facility.

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

Also in February 2017, Koppers Inc. repaid its term loan in full and entered into the Credit Facility. Accordingly, we realized a loss of $3.3 million for the write-off of unamortized debt issuance costs.

Debt Maturities and Deferred Financing Costs

At December 31, 2019 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2020	$10.2
2021	10.2
2022	10.0
2023	10.0
2024	371.5
Thereafter	500.0
Total debt	$911.9

Unamortized debt issuance costs (net of accumulated amortization of $6.8 million and $4.2 million at December 31, 2019 and 2018, respectively) were $10.7 million and $12.2 million at December 31, 2019 and 2018, respectively, and are included as a deduction from the carrying amount of long-term debt.

17. Leases

As described in Note 3 – “New Accounting Pronouncements,” on January 1, 2019, we adopted the provisions of ASU 2016-02 and ASU 2018-10 and recognized lease obligations and associated right-of-use assets for existing non-cancelable leases. We have non-cancelable operating leases primarily associated with railcars, office and manufacturing facilities, storage tanks, ships, production equipment and vehicles. Many of our leases include both lease (e.g., fixed rent) and non-lease components (e.g., maintenance and services). For certain asset classes such as railcars, storage tanks and ships, we have separated the lease and non-lease components based on the estimated stand-alone price for each component. For the remaining asset classes, we have elected the practical expedient to account for these components as a single lease component.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $31.8 million and variable lease costs were $3.7 million during the year ended December 31, 2019.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2019:

(Dollars in millions)
2020	$30.2
2021	25.4
2022	21.7
2023	15.9
2024	13.8
Thereafter	43.9
Total lease payments	$150.9
Less: Interest	(36.2)
Present value of lease liabilities	$114.7

Supplemental consolidated balance sheet information related to leases is as follows:

December 31,
2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$113.5
Current operating lease liabilities	$22.1
Operating lease liabilities	92.6
Total operating lease liabilities	$114.7
Weighted average remaining lease term, in years	6.9
Weighted average discount rate	7.7%

Koppers Holdings Inc.     2019 Annual Report

18. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of mid 2022. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of December 31, 2019 and December 31, 2018, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2019	2018	2019	2018
(Amounts in millions)
Cash flow hedges	56.5	35.5	$4.5	$(6.8)
Not designated as hedges	16.6	13.3	1.7	(2.4)
Total	73.1	48.8	$6.2	$(9.2)

As of December 31, 2019 and December 31, 2018, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2019	2018
(Dollars in millions)
Other current assets	$2.1	$0.0
Other assets	4.1	0.0
Accrued liabilities	0.0	(9.0)
Other long-term liabilities	0.0	(0.2)
Net asset (liability) on balance sheet	$6.2	$(9.2)
Accumulated other comprehensive gain (loss), net of tax	$3.3	$(5.3)

In the next twelve months, we estimate that $1.2 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See the consolidated statement of comprehensive income (loss) and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for the periods specified below. For the years ended December 31, 2019 and 2018, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2019	2018
(Dollars in millions)
Gain (loss) from contracts not designated as hedges	$4.1	$(6.9)

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of December 31, 2019 and December 31, 2018, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	December 31,
	2019	2018
(Dollars in millions)
Other current assets	$0.3	$0.9
Accrued liabilities	(0.5)	(1.0)
Net liability on balance sheet	$(0.2)	$(0.1)

As of December 31, 2019 and 2018, the net currency units outstanding were:

December 31,
	2019	2018
(In millions)
British Pounds	GBP 3.7	GBP 5.7
New Zealand Dollars	NZD 16.0	NZD 16.0
United States Dollars	USD 6.2	USD 6.0
Euro	EUR 1.2	EUR 1.2

19. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2019 are as follows:

	December 31,
	2019	2018	2017
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	23,029	22,384	22,141
Issued for employee stock plans	292	645	243
Balance at end of year	23,321	23,029	22,384
Treasury Stock:
Balance at beginning of year	(2,480)	(1,606)	(1,476)
Shares repurchased	(36)	(874)	(130)
Balance at end of year	(2,516)	(2,480)	(1,606)

20. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of December 31, 2019, compared to 65 plaintiffs in 35 cases pending as of December 31, 2018. As of December 31, 2019, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Koppers Holdings Inc.     2019 Annual Report

We have not provided a reserve for the coal tar pitch lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of these cases cannot be reasonably determined. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Pavement Sealer Cases. Koppers Inc. was one of ten defendants in separate federal lawsuits, which had been filed since December 2018, by eleven municipalities in the state of Minnesota. The other defendants in these lawsuits included Beazer East, Ruetgers Canada, Inc., Stella-Jones Corp., Coopers Creek Chemical Corporation, Lone Star Specialty Products, LLC, Bonsal American, Inc., The Brewer Company, Specialty Technology & Research, Inc. and Vance Brothers, Inc. These lawsuits were filed in the United States District Court for the District of Minnesota. Plaintiffs in each of the lawsuits claimed that contamination allegedly caused by coal tar-based pavement sealer products impacted their stormwater retention ponds, resulting in substantially increased disposal costs when the ponds are periodically dredged. The plaintiffs sought to recover compensatory damages and other costs in addition to compelling the defendants to remove the alleged contamination from the plaintiffs’ stormwater retention ponds and other stormwater-management devices. On May 17, 2019, Koppers Inc. and certain other defendants filed a joint motion to dismiss the lawsuits. The hearing on these motions was held on September 20, 2019 and the Court issued an order on December 20, 2019 which resulted in the dismissal, with prejudice, of all claims against Koppers Inc.

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

Contamination has been identified at most manufacturing and other sites of our subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under CERCLA. Currently, at the properties acquired from Beazer East (which includes the National Priorities List site and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify us against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. We believe that, for the last three years ended December 31, 2019, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $10.5 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. On June 4, 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at our facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA. In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. In December 2019, the EPA presented Koppers Inc. with a proposed penalty of $2.8 million regarding the alleged violations and we are currently in discussions with the EPA to resolve the matter. Accordingly we have accrued our estimated liability of the probable penalty as of December 31, 2019.

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

Additionally, Koppers Inc. is involved in two separate natural resource damages assessments at the Portland Harbor site. An assessment is intended to identify damages to natural resources caused by the releases of hazardous substances to the Willamette River and to serve as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. One of the natural resource damage assessments was filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for future response costs and the costs of assessing injury to natural resources and recovery for past costs of overseeing investigations conducted on the site. Following the most recent court rulings, the Yakama Nation case has been stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

Koppers Holdings Inc.     2019 Annual Report

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at December 31, 2019. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of December 31, 2019, our estimated environmental remediation liability for these acquired sites totals $4.3 million.

Foreign Environmental Matters. On October 10, 2019, the New South Wales Environment Protection Authority (“NSW EPA”) filed a proceeding against one of our Australian subsidiaries, Koppers Carbon Materials & Chemicals Pty. Ltd. (“KCMC”), in relation to an incident which occurred at our Mayfield, Australia plant on October 20, 2018. The NSW EPA alleged that KCMC committed an offense under Australian law by failing to maintain its plant and equipment in a proper and efficient working condition. The NSW EPA alleged that KCMC did not properly maintain a valve which failed and released heated coal tar pitch into a bunded area on our site and released fumes into the atmosphere. The first hearing on the proceeding was held on November 22, 2019 in the Land and Environment Court of New South Wales and the Company entered a guilty plea with respect to the allegations. The maximum fine for the proceeding is $1.0 million AUD (approximately $0.7 million) plus legal costs incurred by the NSW EPA. The Land and Environment Court also has the authority to order KCMC to make certain improvements to its operations at the site of the incident. The Land and Environment Court is expected to enter a final order and assess a fine within the next few months. We have accrued our estimated liability associated with the matter as of December 31, 2019. We also continue to meet and correspond with the NSW EPA to discuss and present relevant information related to inquiries regarding other incidents at the facility, primarily related to odor complaints. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from these NSW EPA inquiries and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2019, our estimated environmental remediation liability for the acquired site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $2.8 million and $3.5 million are classified as current liabilities at December 31, 2019 and 2018:

	December 31,
	2019	2018
(Dollars in millions)
Balance at beginning of year	$10.1	$13.9
Expense	0.5	0.9
Revision of reserves	(0.8)	(2.4)
Cash expenditures	(0.3)	(3.8)
Acquisition	0.0	1.9
Currency translation	0.0	(0.4)
Balance at end of period	$9.5	$10.1

21. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$434.9	$469.8	$474.9	$393.2	$1,772.8
Operating profit	28.4	38.5	39.6	24.3	130.8
Income from continuing operations	12.4	14.4	20.5	20.2	67.5
Net income (a)	12.4	14.4	20.4	20.2	67.4
Net income attributable to Koppers (a)	11.5	14.7	19.8	20.6	66.6
Common stock data:
Earnings per common share attributable to Koppers common shareholders: (a)(b)
Basic –
Continuing operations	$0.56	$0.71	$0.96	$0.99	$3.23
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Earnings per basic common share	$0.56	$0.71	$0.96	$0.99	$3.23
Diluted –
Continuing operations	$0.55	$0.70	$0.94	$0.96	$3.16
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Earnings per diluted common share	$0.55	$0.70	$0.94	$0.96	$3.16

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(Dollars in millions, except per share amounts)
Statement of operations data:
Net sales	$406.1	$436.0	$442.7	$425.4	$1,710.2
Operating profit	43.3	22.3	31.2	13.6	110.4
Income (loss) from continuing operations	23.8	0.5	6.9	(2.4)	28.8
Net income (loss)	23.7	1.0	6.9	(2.4)	29.2
Net income (loss) attributable to Koppers	17.8	0.6	7.6	(2.6)	23.4
Common stock data:
Earnings (loss) per common share attributable to Koppers common shareholders: (b)
Basic –
Continuing operations	$0.86	$0.01	$0.36	$(0.13)	$1.10
Discontinued operations	0.00	0.02	0.00	0.00	0.02
Earnings (loss) per basic common share	$0.86	$0.03	$0.36	$(0.13)	$1.12
Diluted –
Continuing operations	$0.81	$0.01	$0.35	$(0.13)	$1.08
Discontinued operations	0.00	0.02	0.00	0.00	0.02
Earnings (loss) per diluted common share	$0.81	$0.03	$0.35	$(0.13)	$1.10

(a)  In the fourth quarter of 2019, we completed an intra-entity transfer of intangible assets and as a result, recognized a one-time deferred tax benefit of $14.9 million.

(b) The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share amounts for the year due to differences in weighted average and equivalent shares outstanding for each of the periods presented.

22. Related Party Transactions and Equity Investments

At December 31, 2017, KJCC had an outstanding loan from its 25-percent non-controlling shareholder of $2.5 million. This loan was repaid in November 2018.

During 2016, we sold our 30 percent interest in TKK. We had loaned $10.0 million, gross of accumulated equity losses of $1.1 million, to TKK, including interest. The loan and interest was fully repaid and we recorded a gain of $1.3 million in 2017.

Koppers Holdings Inc.     2019 Annual Report

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2019, we implemented ASC 842, Leases. The new lease standard did not have a material impact on our ongoing net income, but the standard did have a material impact on our balance sheet. As such, we implemented changes to our processes related to lease identification and the control activities with them. These included the development of new policies based on the model provided in the new lease standard, new training, ongoing lease review requirements, and gathering of information provided for disclosures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under “Executive Officers of the Registrant”.

The information required by Item 405 of Regulation S-K, if disclosure is required thereunder, is included in the Proxy Statement under the caption “General Matters - Delinquent Section 16(a) Reports” and is incorporated herein by reference.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is included in the Proxy Statement under the caption “Board Meetings and Committees” and is incorporated herein by reference.

The audit committee and our board have approved and adopted a Code of Conduct for all directors, officers and employees and a Code of Ethics Applicable to Senior Officers, copies of which are available on our website at www.koppers.com and upon written request by our shareholders at no cost. Requests should be sent to Koppers Holdings Inc., Attention: Corporate Secretary’s Office, 436 Seventh Avenue, Suite 1550, Pittsburgh, Pennsylvania 15219. We will describe the date and nature of any amendment to our Code of Conduct or Code of Ethics Applicable to Senior Officers or any waiver (implicit or explicit) from a provision of our Code of Conduct or Code of Ethics Applicable to Senior Officers within four business days following the date of the amendment or waiver on our Internet website at www.koppers.com. We do not intend to incorporate the contents of our website into this report.

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

The following table provides information as of December 31, 2019, regarding the number of shares of our common stock that may be issued under our 2018 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,755,047(1)	$28.45(2)	602,985
(1)

Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units (“RSUs”) and performance-based RSUs awarded under our 2018 Long-Term Incentive Plan.

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

Koppers Holdings Inc.     2019 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 42.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 89. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto	Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended on May 7, 2015	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015 (Commission File No. 001-32737).

3.2	Second Amended and Restated Bylaws of the Company, as adopted on August 2, 2017	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017 (Commission File No. 001-32737).

4.1	Indenture, dated as of January 25, 2017, among Koppers Inc., Koppers Holdings Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017 (Commission File No. 001-32737).

4.2

First Supplemental Indenture, dated as of March 7, 2018, among M.A. Energy Resources, LLC, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

4.3

Second Supplemental Indenture, dated as of April 17, 2018, among the Guaranteeing Subsidiaries party thereto, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

4.4***	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)

10.3*	Employment agreement with Steven R. Lacy dated April 5, 2002	Exhibit 10.35 of the Koppers Inc. Form 10-K for the year ended December 31, 2002 filed on March 5, 2003 (Commission File No. 001-12716).

10.4*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)

10.5*	Koppers Industries, Inc. Survivor Benefit Plan

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)

Koppers Holdings Inc.     2019 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.6	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).

10.7	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).

10.8*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).

10.9*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).

10.10*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.11*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).

10.12*	Amendment to Employment Agreement with Steven R. Lacy effective as of January 1, 2009	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.13*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.14*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.15*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.16*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.17*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting	Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference
10.18*	Amendment No. 2 to Employment Agreement with Steven R. Lacy effective December 19, 2012	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.19*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive	Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013 (Commission File No. 001-32737).

10.20*	Amendment No. 3 to Employment Agreement with Steven R. Lacy effective August 7, 2013	Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013 (Commission File No. 001-32737).

10.21*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (Commission File No. 001-32737).

10.22*	Koppers Annual Incentive Plan, as amended January 25, 2016.	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).

10.23*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.98 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.24*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.25*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.26*	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (Commission File No. 001-32737).

10.27

Credit Agreement, dated as of February 17, 2017, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017 (Commission File No. 001-32737).

10.28*	Koppers Holdings Inc. Employee Stock Purchase Plan	Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 4, 2017 (Commission File No. 001-32737).

10.29

First Amendment to Credit Agreement dated as of February 26, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.118 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

Koppers Holdings Inc.     2019 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.30

Second Amendment to Credit Agreement and Joinder, dated as of April 10, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent

Exhibit 10.119 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.31*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).

10.32*	Form of Restricted Stock Unit Issuance Agreement Time Vesting	Exhibit 10.120 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.33*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.121 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.34*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director – Time Vesting	Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.35*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.36*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 (Commission File No. 001-32737).

10.37

Third Amendment to Credit Agreement and Joinder, dated as of May 1, 2019, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank National Association, as Administrative Agent.

Exhibit 10.126 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 (Commission File No. 001-32737).

10.38* ***	Form of Restricted Stock Unit Issuance Agreement – Time Vesting

10.39* ***	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting

10.40* ***	Form of Notice of Grant of Stock Option

10.41* ***	Form of Restricted Stock Unit Issuance Agreement for Steven R. Lacy

21***	List of subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

24***	Powers of Attorney.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit No.	Exhibit	Incorporation by Reference

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

ITEM 16. FORM 10-K SUMMARY

None.

Koppers Holdings Inc.     2019 Annual Report

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2019, 2018 and 2017

	Balance at				Balance
	Beginning	Increase	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2019
Allowance for doubtful accounts	$2.5	$0.6	$(0.5)	$0.0	$2.6
Deferred tax valuation allowance	$59.9	$3.3	$(5.2)	$0.0	$58.0
2018
Allowance for doubtful accounts	$2.5	$0.7	$(0.7)	$0.0	$2.5
Deferred tax valuation allowance	$44.5	$15.8	$0.0	$(0.4)	$59.9
2017
Allowance for doubtful accounts	$3.8	$0.4	$(1.8)	$0.1	$2.5
Deferred tax valuation allowance	$40.2	$4.0	$(0.5)	$0.8	$44.5

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

Signature	Capacity		Date

/s/ Leroy M. Ball, Jr. Leroy M. Ball, Jr.	Director, President and Chief Executive Officer		February 27, 2020

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer (Principal Financial Officer)		February 27, 2020

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 27, 2020

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng Traci L. Jensen David L. Motley	Director Director Director	By	/s/ Leroy M. Ball, Jr.
Albert J. Neupaver	Director		Leroy M. Ball, Jr. Attorney-in-Fact
Louis L. Testoni	Director
Sonja M. Wilkerson	Director		February 27, 2020