Form 10-Q
period 2020-03-31
Koppers Holdings Inc.
filed 2020-05-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2020 amounted to 20,981,686 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Net sales	$401.9	$376.9
Cost of sales	340.3	301.8
Depreciation and amortization	13.5	13.6
Impairment and restructuring charges	(0.2)	0.3
Selling, general and administrative expenses	34.7	36.9
Operating profit	13.6	24.3
Other income, net	0.5	0.5
Interest expense	14.0	16.2
Income from continuing operations before income taxes	0.1	8.6
Income tax provision	(1.8)	(1.2)
Income from continuing operations	1.9	9.8
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.8 and $(1.1)	(4.4)	2.7
Net (loss) income	(2.5)	12.5
Net (loss) income attributable to noncontrolling interests	(1.1)	0.9
Net (loss) income attributable to Koppers	$(1.4)	$11.6
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.09	$0.47
Discontinued operations	(0.16)	0.09
(Loss) earnings per basic common share	$(0.07)	$0.56
Diluted -
Continuing operations	$0.09	$0.47
Discontinued operations	(0.16)	0.09
(Loss) earnings per diluted common share	$(0.07)	$0.56
Comprehensive (loss) income	$(51.0)	$20.7
Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	1.1
Comprehensive (loss) income attributable to Koppers	$(49.7)	$19.6
Weighted average shares outstanding (in thousands):
Basic	20,852	20,575
Diluted	21,315	20,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2020	December 31, 2019
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$54.2	$32.3
Accounts receivable, net of allowance of $2.4 and $2.6	176.8	161.7
Income tax receivable	4.2	1.1
Inventories, net	276.2	288.5
Assets of discontinued operations held for sale	67.5	17.1
Other current assets	26.0	18.8
Total current assets	604.9	519.5
Property, plant and equipment, net	355.4	358.8
Operating lease right-of-use assets	106.1	112.3
Goodwill	292.7	296.1
Intangible assets, net	161.7	168.4
Deferred tax assets	31.0	23.7
Non-current assets of discontinued operations held for sale	0.0	59.3
Other assets	21.3	26.5
Total assets	$1,573.1	$1,564.6
Liabilities
Accounts payable	$155.6	$162.8
Accrued liabilities	100.9	89.3
Current operating lease liabilities	21.5	22.0
Current maturities of long-term debt	10.2	10.2
Liabilities of discontinued operations held for sale	34.6	11.9
Total current liabilities	322.8	296.2
Long-term debt	943.0	891.0
Accrued postretirement benefits	46.5	46.6
Deferred tax liabilities	6.4	6.8
Operating lease liabilities	86.4	91.5
Non-current liabilities of discontinued operations held for sale	0.0	25.1
Other long-term liabilities	58.8	48.7
Total liabilities	1,463.9	1,405.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,556,317 and 23,321,087 shares issued	0.2	0.2
Additional paid-in capital	224.7	221.9
Retained earnings	92.4	93.8
Accumulated other comprehensive loss	(126.1)	(77.7)
Treasury stock, at cost, 2,574,631 and 2,515,925 shares	(92.1)	(90.9)
Total Koppers shareholders’ equity	99.1	147.3
Noncontrolling interests	10.1	11.4
Total equity	109.2	158.7
Total liabilities and equity	$1,573.1	$1,564.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash (used in) provided by operating activities:
Net (loss) income	$(2.5)	$12.5
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization	14.5	14.6
Change in derivative liability	8.4	(3.1)
Stock-based compensation	2.5	2.9
Non-cash interest expense	0.7	0.6
Deferred income taxes	(1.9)	0.4
Insurance proceeds	0.0	(1.4)
Change in other liabilities	(5.0)	(3.2)
Other - net	4.2	(0.7)
Changes in working capital:
Accounts receivable	(21.0)	1.7
Inventories	8.6	(0.5)
Accounts payable	(6.7)	(30.1)
Accrued liabilities	(11.8)	(4.5)
Other working capital	(7.2)	(3.5)
Net cash used in operating activities	(17.2)	(14.3)
Cash (used in) provided by investing activities:
Capital expenditures	(10.6)	(11.0)
Insurance proceeds received	0.0	1.4
Net cash provided by divestitures and asset sales	0.0	0.3
Net cash used in investing activities	(10.6)	(9.3)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	54.1	34.0
Repayments of long-term debt	(2.6)	(12.6)
Issuances of Common Stock	0.2	0.3
Repurchases of Common Stock	(1.2)	(0.9)
Payment of debt issuance costs	(0.2)	0.0
Net cash provided by financing activities	50.3	20.8
Effect of exchange rate changes on cash	(0.9)	0.4
Change in cash and cash equivalents of discontinued operations held for sale	0.3	(2.2)
Net increase (decrease) in cash and cash equivalents	21.9	(4.6)
Cash and cash equivalents at beginning of period	32.3	37.4
Cash and cash equivalents at end of period	$54.2	$32.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7.9	$7.6
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.3	$14.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings”, the “Company”, “we” or “us”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2019. Certain prior period amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation as a result of reporting discontinued operations. See Note 4 – “Discontinued Operations.”

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While we expect the effects of the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our condensed consolidated financial statements presented herein reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and identifiable intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. Due to COVID-19, we determined that a goodwill impairment evaluation triggering event occurred during the three months ended March 31, 2020. After performing an interim review of impairment as of March 31, 2020, our reporting units continue to have estimated fair values greater than their respective carrying values. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

2. New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” ASU 2019-12 is meant to simplify accounting for income taxes by removing certain exceptions to the principles in Topic 740 and amends existing guidance to facilitate consistent application. We adopted the standard as of January 1, 2020 and there was no material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted the standard as of January 1, 2020 and there was no material impact on our financial statements.

3. Plant Closures and Divestitures

Over the past six years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

In February 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. Refer to “Note 4 – Discontinued Operations” for more details.

•

The cessation of naphthalene refining activities at our Follansbee, West Virginia coal tar distillation facility in the fourth quarter of 2018 subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois. In August 2019, we ceased remaining production activities at the plant.

•	In September 2018, we sold our UK-based specialty chemicals business
•	In November 2016, we sold our 30-percent interest in Tangshan Kailuan Koppers Carbon Chemical Company Limited (“TKK”) located in the Hebei Province in China.
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

In addition, in 2011, we ceased carbon black production at our CMC facility located in Kurnell, Australia. Costs associated with this closure are included in (loss) income from discontinued operations on the consolidated statement of operations and comprehensive (loss) income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2018	$1.7	$3.6	$2.8	$8.1
Accrual	0.0	3.4	3.0	6.4
Cost charged against assets	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.3)	(0.1)	0.0	(0.4)
Cash paid	(0.5)	(6.2)	(0.3)	(7.0)
Currency translation	0.0	0.0	(0.1)	(0.1)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Reversal of accrued charges	(0.2)	0.0	0.0	(0.2)
Reserve at March 31, 2020	$0.7	$0.7	$2.4	$3.8

4. Discontinued Operations

On February 18, 2020, we entered into a definitive agreement to sell KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is located in China and is a 75 percent-owned coal tar distillation company which is part of our CMC segment. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur four to six months after signing due to required regulatory approvals in China and achievement of other customary closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes and expenses. The sale of KJCC represents a strategic shift that will have a major effect on our operations and financial results and is, therefore, classified as discontinued operations in our consolidated financial statements and notes, which have been restated accordingly.

Net sales and operating (loss) profit from discontinued operations for the three months ended March 31, 2020 and 2019 consist of the following amounts:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net sales	$9.9	$58.0
Operating (loss) profit	(5.1)	4.1

The cash flows related to KJCC have not been restated in the consolidated statement of cash flows. Net cash inflows and outflows from discontinued operations for the three months ended March 31, 2020 and 2019 consist of the following amounts:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net cash (used in) provided by operating activities	$(0.2)	$13.1
Net cash used in investing activities	(0.1)	(0.7)
Net cash used in financing activities	0.0	(10.1)
Effect of exchange rate changes on cash	0.0	(0.1)
Net (decrease) increase in cash and cash equivalents	(0.3)	2.2

Assets Held for Sale

Assets and liabilities (the “disposal group”) are classified as held for sale when, among other items, the sale of the asset is probable and the completed sale is expected to occur within one year. Upon classification as held for sale, such assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.

The agreement to sell KJCC met all of the criteria to classify its assets and liabilities as held for sale in the first quarter of 2020. As part of the required evaluation under the held for sale guidance, we determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded.

The following represents the carrying amount of assets and liabilities, by major class, classified as held for sale on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$0.4	$0.7
Accounts receivable	1.4	2.2
Income tax receivable	0.8	0.8
Inventories, net	5.5	10.6
Property, plant and equipment, net	54.8	0.0
Operating lease right-of-use assets	1.1	0.0
Other current assets	3.5	2.8
Total current assets held for sale	67.5	17.1
Property, plant and equipment, net	0.0	56.6
Operating lease right-of-use assets	0.0	1.2
Other assets	0.0	1.5
Total non-current assets held for sale	0.0	59.3
Total assets held for sale	$67.5	$76.4
Liabilities
Accounts payable	$4.3	$7.1
Accrued liabilities	5.8	4.7
Current operating lease liabilities	1.0	0.1
Deferred tax liabilities	0.6	0.0
Other current liabilities	22.9	0.0
Total current liabilities held for sale	34.6	11.9
Deferred tax liabilities	0.0	0.6
Operating lease liabilities	0.0	1.1
Other long-term liabilities	0.0	23.4
Total non-current liabilities held for sale	0.0	25.1
Total liabilities held for sale	$34.6	$37.0

The above amounts are excluded from the respective balance sheet footnotes as of March 31, 2020 and December 31, 2019. We have incurred aggregated deal costs related to this divestiture of $1.0 million during the three months ended March 31, 2020, which are included in (loss) income from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$54.2	$54.2	$32.3	$32.3
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Total debt	$950.9	$963.4	$896.2	$911.9
(a)	Excludes equity method investments.

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

6. Comprehensive (Loss) Income and Equity

Total comprehensive (loss) income for the three months ended March 31, 2020 and 2019 is summarized in the table below:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net (loss) income	$(2.5)	$12.5
Changes in other comprehensive (loss) income:
Currency translation adjustment	(23.3)	1.8
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $11.3 and $(2.8)	(25.4)	6.2
Unrecognized pension net loss, net of tax (expense) of $(0.1)	0.2	0.2
Total comprehensive (loss) income	(51.0)	20.7
Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	1.1
Comprehensive (loss) income attributable to Koppers	$(49.7)	$19.6

Amounts reclassified from accumulated other comprehensive loss to net (loss) income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss include amounts related to derivative financial instruments, net of tax, of $(1.1) million for the three ended March 31, 2020, and $(0.6) million for the three months ended March 31, 2019.

The following tables present the change in equity for the three months ended March 31, 2020 and 2019, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net loss	0.0	0.0	(1.4)	0.0	0.0	(1.1)	(2.5)
Issuance of common stock	0.0	0.2	0.0	0.0	0.0	0.0	0.2
Employee stock plans	0.0	2.5	0.0	0.0	0.0	0.0	2.5
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(23.2)	0.0	(0.2)	(23.3)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(25.4)	0.0	0.0	(25.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at March 31, 2020	$0.2	$224.7	$92.4	$(126.1)	$(92.1)	$10.1	$109.2

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.2	$206.0	$27.2	$(87.2)	$(90.0)	$10.8	$67.0
Net income	0.0	0.0	11.6	0.0	0.0	0.9	12.5
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	2.9	0.0	0.0	0.0	0.0	2.9
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	1.5	0.0	0.3	1.8
Unrealized gain on cash flow hedges	0.0	0.0	0.0	6.2	0.0	0.0	6.2
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Repurchases of common stock	0.0	(0.2)	0.1	0.1	(0.8)	0.0	(0.8)
Balance at March 31, 2019	$0.2	$209.0	$38.9	$(79.2)	$(90.8)	$12.0	$90.1

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions, except share amounts, in thousands)
Net (loss) income attributable to Koppers	$(1.4)	$11.6
(Loss) income from discontinued operations	(4.4)	2.7
Non-controlling loss (income) from discontinued operations	1.1	(0.9)
Income from continuing operations attributable to Koppers	$1.9	$9.8
Weighted average common shares outstanding:
Basic	20,852	20,575
Effect of dilutive securities	463	306
Diluted	21,315	20,881
Earnings per common share – continuing operations:
Basic earnings per common share	$0.09	$0.47
Diluted earnings per common share	0.09	0.47
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	682	534

8. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”), the 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the 2020 Long-Term Incentive Plan (the “2020 LTIP”). The 2005 LTIP, the 2018 LTIP and the 2020 LTIP are collectively referred to as the “LTIP”. On May 6, 2020, the 2020 LTIP was approved by our shareholders and the 2018 LTIP was frozen. Similar to the 2018 LTIP, the 2020 LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards.”

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

We calculated the fair value of the performance stock unit awards on the date of grant using the assumptions listed below:

	March 2020 Grant	March 2019 Grant	May 2018 Grant	March 2018 Grant
Grant date price per share of performance award	$19.63	$26.63	$39.10	$41.60
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected volatility	45.60%	39.00%	39.40%	39.40%
Risk-free interest rate	0.72%	2.50%	2.35%	2.35%
Look-back period in years	2.83	2.82	2.84	2.84
Grant date fair value per share	$11.56	$40.30	$44.29	$47.12

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

The following table shows a summary of the performance stock units as of March 31, 2020:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2018 – 2020	0	119,630	239,260
2019 – 2021	0	195,047	285,950
2020 – 2022	0	231,128	462,256

Performance stock units for the 2017 – 2019 performance period vested in March 2020 at 100 percent of the target share amount of 110,262.

The following table shows a summary of the status and activity of non-vested stock units for the three months ended March 31, 2020:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	343,012	445,186	788,198	$40.18
Granted	295,873	232,481	528,354	$16.09
Vested	(102,369)	(110,168)	(212,537)	$47.19
Forfeited	(23,129)	(21,694)	(44,823)	$34.21
Non-vested at March 31, 2020	513,387	545,805	1,059,192	$27.01

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	March 2020 Grant	March 2019 Grant	March 2018 Grant	March 2017 Grant
Grant date price per share of stock option award	$19.63	$26.63	$41.60	$44.10
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.40	6.14	5.73	5.77
Expected volatility	42.85%	39.44%	37.05%	39.70%
Risk-free interest rate	0.87%	2.53%	2.67%	2.13%
Grant date fair value per share of option awards	$8.42	$11.29	$16.38	$17.90

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	966,849	$28.45
Granted	187,701	$19.63
Expired	(5,129)	$31.28
Forfeited	(12,280)	$31.03
Outstanding at March 31, 2020	1,137,141	$26.96	6.42	$0.0
Exercisable at March 31, 2020	771,153	$27.29	5.12	$0.0

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.5	$2.9
Less related income tax benefit	0.8	0.9
Decrease in net income attributable to Koppers	$1.7	$2.0

As of March 31, 2020, total future compensation expense related to non-vested stock-based compensation arrangements totaled $23.0 million and the weighted-average period over which this expense is expected to be recognized is approximately 32 months.

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

Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. The segment also manufactures treated wood utility transmission and distribution poles for utility and cooperative utility companies and treated wood pilings used for construction applications. In addition, RUPS operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges as well as a business related to the recovery of used crossties.

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

We evaluate performance and determine resource allocations based on a number of factors, including operating profit or loss from operations and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Operating profit does not include other loss, interest expense, income taxes or operating costs of Koppers Holdings Inc.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers”, results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $5.6 million and $5.1 million are recorded within accounts receivable in our RUPS segment, net of allowance within the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$190.0	$166.1
Performance Chemicals	111.4	99.0
Carbon Materials and Chemicals(a)	100.5	111.8
Total	$401.9	$376.9
Intersegment revenues:
Railroad and Utility Products and Services	$0.0	$0.3
Performance Chemicals	3.2	3.1
Carbon Materials and Chemicals	18.0	17.9
Total	$21.2	$21.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$4.9	$4.8
Performance Chemicals	4.5	4.9
Carbon Materials and Chemicals(b)	4.1	3.9
Total	$13.5	$13.6
Operating profit (loss):
Railroad and Utility Products and Services	$9.2	$8.7
Performance Chemicals	4.1	12.8
Carbon Materials and Chemicals(c)	0.7	3.3
Corporate	(0.4)	(0.5)
Total	$13.6	$24.3
(a)	Revenue excludes KJCC discontinued operations of $9.9 million and $58.0 million for the three months ended March 31, 2020 and 2019, respectively.
(b)	Depreciation and amortization expense excludes KJCC discontinued operations of $1.0 million for the three months ended March 31, 2020 and 2019.
(c)	Operating profit (loss) excludes KJCC discontinued operations of $(5.1) million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$112.0	$88.6
Utility poles	61.9	54.5
Rail joints	6.4	8.3
Railroad infrastructure services	6.0	8.8
Other products	3.7	5.9
Total	190.0	166.1
Performance Chemicals:
Wood preservative products	107.6	96.4
Other products	3.8	2.6
Total	111.4	99.0
Carbon Materials and Chemicals:
Pitch and related products	50.2	62.8
Creosote and distillates	15.2	15.9
Phthalic anhydride and other chemicals	23.5	21.0
Naphthalene	5.0	6.4
Other products	6.6	5.8
Total	100.5	111.8
Total	$401.9	$376.9

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$572.4	$562.2
Performance Chemicals	468.5	457.7
Carbon Materials and Chemicals(a)	485.5	502.1
All other	46.7	42.6
Total(a)	$1,573.1	$1,564.6
Goodwill:
Railroad and Utility Products and Services	$120.2	$120.7
Performance Chemicals	172.5	175.4
Total	$292.7	$296.1
(a)

The Carbon Materials and Chemicals segment includes $67.5 million and $76.4 million of discontinued operations assets held for sale related to our KJCC business at March 31, 2020 and December 31, 2019, respectively.

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 30.7 percent and 31.4 percent for the three months ended March 31, 2020 and 2019, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31,	March 31,
	2020	2019
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.3	1.3
Nondeductible expenses	2.3	1.4
GILTI inclusion, net of foreign tax credits	2.3	(0.9)
State income taxes, net of federal tax benefit	1.0	0.7
Change in tax contingency reserves	0.2	0.2
Interest expense deduction limitation	0.0	8.1
Other	(0.4)	(0.4)
Estimated annual effective income tax rate	30.7%	31.4%

In reaction to the effects of the COVID-19 pandemic, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. This legislation provides stimulus and relief for affected entities and individuals and broadly provides tax payment relief and significant business incentives, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. Among its many provisions, the CARES Act modifies the limitation on the interest expense deduction for tax years beginning in 2019 and 2020. This modification increases the allowable business interest expense deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.

This modification impacts both our 2019 and 2020 income tax provisions and we have included the net impact in the three months ended March 31, 2020 income tax provision. We have recorded a benefit of $1.0 million for a recalculation of our 2019 tax provision and benefit of $1.9 million for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized. Other provisions of the CARES Act do not have a material impact to our income tax provision.

Income taxes as a percentage of pretax income were lower than the estimated annual effective income tax rate due to discrete items for the three months ended March 31, 2020. Discrete items included in income taxes for the three months ended March 31, 2020 were a net benefit of $1.8 million. Discrete items included the benefits due to the enactment of the CARES Act, which was offset by a tax deduction reduction for vested stock awards.

Income taxes as a percentage of pretax income were (14.1) percent for the three months ended March 31, 2019. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended March 31, 2019 were a net benefit of $3.8 million. Discrete items were primarily related to the reversal of various unrecognized tax benefits due to audit closures.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three months ended March 31, 2020.

Unrecognized Tax Benefits

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $2.1 million as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.1 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of March 31, 2020 and December 31, 2019, we had accrued approximately $0.9 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of March 31, 2020 and December 31, 2019 are summarized in the table below:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Raw materials	$235.1	$232.0
Work in process	9.2	12.0
Finished goods	94.6	107.8
	$338.9	$351.8
Less revaluation to LIFO	62.7	63.3
Net(a)	$276.2	$288.5

(a)	Net inventories excludes $5.5 million and $10.6 million of discontinued operations assets held for sale related to our KJCC business at March 31, 2020 and December 31, 2019, respectively.

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2020 and December 31, 2019 are summarized in the table below:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Land	$14.4	$15.0
Buildings	69.3	70.5
Machinery and equipment	731.5	732.4
	$815.2	$817.9
Less accumulated depreciation	459.8	459.1
Net(a)	$355.4	$358.8

(a)

Net Property, plant, and equipment excludes $54.8 million and $56.6 million of discontinued operations assets held for sale related to our KJCC business at March 31, 2020 and December 31, 2019, respectively.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Service cost	$0.3	$0.4
Interest cost	1.6	2.0
Expected return on plan assets	(2.0)	(2.0)
Amortization of net loss	0.4	0.4
Net periodic benefit cost	$0.3	$0.8
Defined contribution plan expense	$1.6	$1.6

14. Debt

Debt as of March 31, 2020 and December 31, 2019 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2020	December 31, 2019
(Dollars in millions)
Term Loan	4.47%	2024	$80.0	$82.5
Revolving Credit Facility	4.47%	2024	383.1	329.0
Other loans	6.04%	2021	0.3	0.4
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			963.4	911.9
Less short-term debt and current maturities of long-term debt			10.2	10.2
Less unamortized debt issuance costs			10.2	10.7
Long-term debt			$943.0	$891.0

Credit Facility

On February 26, 2020, we entered into the Fourth Amendment and amended our $600.0 million senior secured revolving credit facility and our $100.0 million secured term loan facility (collectively, the Credit Facility”) to, among other things: (1) revise the LIBOR replacement language in the Credit Facility, (2) revise certain provisions regarding mandatory prepayments of the term loan facility with proceeds of equity issuances and associated definitions, (3) remove the step downs in the maximum total secured leverage ratio and maximum total leverage ratio which would otherwise occur at the time of a first equity issuance, and (4) revise certain provisions regarding disposition of assets by certain subsidiaries of Koppers Inc. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

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

As of March 31, 2020, we had $129.9 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2020, $7.5 million of commitments were utilized by outstanding letters of credit.

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

	March 31, 2020	December 31, 2019
(Dollars in millions)
Asset retirement obligation at beginning of year	$20.7	$27.0
Accretion expense	0.3	1.5
Revision in estimated cash flows	0.2	4.7
Cash expenditures	(1.7)	(12.5)
Currency translation	(0.1)	0.0
Balance at end of period	$19.4	$20.7

16. Leases

We adopted the provisions of ASU 2016-02 and ASU 2018-10 on January 1, 2019 and recognized lease obligations and associated right-of-use assets for existing non-cancelable leases. We have non-cancelable operating leases primarily associated with railcars, office and manufacturing facilities, storage tanks, ships, production equipment and vehicles. Many of our leases include both lease (e.g., fixed rent) and non-lease components (e.g., maintenance and services). For certain asset classes such as railcars, storage tanks and ships, we have separated the lease and non-lease components based on the estimated stand-alone price for each component. For the remaining asset classes, we have elected the practical expedient to account for these components as a single lease component. Upon adoption, we elected other practical expedients as well, including retaining our current classification of existing leases upon adoption and excluding leases expiring within twelve months.

Many of our leases include one or more options to renew. We evaluate renewal options at the lease commencement date and regularly thereafter to determine if we are reasonably certain to exercise the option, in which case we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available to determine the present value of the lease payments.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.8 million and $8.0 million and variable lease costs were $1.0 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of March 31, 2020:

(Dollars in millions)
2020	$22.4
2021	25.4
2022	21.7
2023	15.9
2024	13.8
Thereafter	43.7
Total lease payments	$142.9
Less: Interest	(35.0)
Present value of lease liabilities	$107.9

Supplemental consolidated balance sheet information related to leases is as follows:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$106.1	$112.3
Current operating lease liabilities	$21.5	$22.0
Operating lease liabilities	86.4	91.5
Total operating lease liabilities	$107.9	$113.5
Weighted average remaining lease term, in years	6.8	$7.1
Weighted average discount rate	7.7%	7.7%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks managed by us by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through 2022. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances and foreign currency denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of March 31, 2020 and December 31, 2019, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - (Liability) Asset
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(Amounts in millions)
Cash flow hedges	73.7	56.5	$(28.9)	$4.5
Not designated as hedges	16.5	16.6	(6.1)	1.7
Total	90.2	73.1	$(35.0)	$6.2

As of March 31, 2020 and December 31, 2019, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$0.0	$2.1
Other assets	0.0	4.1
Accrued liabilities	(19.3)	0.0
Other long-term liabilities	(15.7)	0.0
Net (liability) asset on balance sheet	$(35.0)	$6.2
Accumulated other comprehensive (loss) gain, net of tax	$(22.2)	$3.3

Based upon contracts outstanding at March 31, 2020, in the next twelve months we estimate that $11.7 million of unrealized losses, net of tax, related to commodity price hedging will be reclassified from comprehensive (loss) income into earnings.

See “Note 6 – Comprehensive (Loss) Income and Equity”, for amounts recorded in comprehensive (loss) income and for amounts reclassified from accumulated other comprehensive loss to net (loss) income for the periods specified below. For the three months ended March 31, 2020 and 2019, the (loss) gain from contracts not designated as hedges is as follows:

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
(Loss) gain from contracts not designated as hedges	$(8.0)	$3.1

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

As of March 31, 2020 and December 31, 2019, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$1.6	$0.3
Accrued liabilities	(0.3)	(0.5)
Net asset (liability) on balance sheet	$1.3	$(0.2)

As of March 31, 2020 and December 31, 2019, the net currency units outstanding for these contracts were:

	March 31, 2020	December 31, 2019
(In millions)
British Pounds	GBP 3.7	GBP 3.7
New Zealand Dollars	NZD 16.0	NZD 16.0
United States Dollars	USD 2.8	USD 6.2
Euro	EUR 1.2	EUR 1.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of March 31, 2020 and as of December 31, 2019. As of March 31, 2020, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 34 pending cases seek to recover compensatory damages. Plaintiffs in 29 of those cases also seek to recover punitive damages. The plaintiffs in the 33 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Domestic Environmental Matters. On June 4, 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at our facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA. In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. In December 2019, the EPA presented Koppers Inc. with a proposed penalty of $2.8 million regarding the alleged violations and we are currently in discussions with the EPA to resolve the matter. Accordingly we have accrued our estimated liability of the probable penalty as of March 31, 2020.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.2 million at March 31, 2020. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of March 31, 2020, our estimated environmental remediation liability for these acquired sites totals $4.3 million.

Foreign Environmental Matters. On October 10, 2019, the New South Wales Environment Protection Authority (“NSW EPA”) filed a proceeding against one of our Australian subsidiaries, Koppers Carbon Materials & Chemicals Pty. Ltd. (“KCMC”), in relation to an incident which occurred at our Mayfield, Australia plant on October 20, 2018. The NSW EPA alleged that KCMC committed an offense under Australian law by failing to maintain its plant and equipment in a proper and efficient working condition. The NSW EPA alleged that KCMC did not properly maintain a valve which failed and released heated coal tar pitch into a bunded area on our site and released fumes into the atmosphere. The first hearing on the proceeding was held on November 22, 2019 in the Land and Environment Court of New South Wales and we entered a guilty plea with respect to the allegations. The maximum fine for the proceeding is $1.0 million AUD (approximately $0.7 million) plus legal costs incurred by the NSW EPA. The Land and Environment Court also has the authority to order KCMC to make certain improvements to its operations at the site of the incident. The Land and Environment Court is expected to enter a final order and assess a fine within the next three to four months. We have accrued our estimated liability associated with the matter as of March 31, 2020. We also continue to meet and correspond with the NSW EPA to discuss and present relevant information related to inquiries regarding other incidents at the facility, primarily related to odor complaints. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from these NSW EPA inquiries and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of March 31, 2020, our estimated environmental remediation liability for this acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $2.7 million and $2.8 million are classified as current liabilities at March 31, 2020 and December 31, 2019, respectively:

	Period ended
	March 31, 2020	December 31, 2019
(Dollars in millions)
Balance at beginning of year	$9.5	$10.1
Expense	0.0	0.5
Reversal of reserves	0.0	(0.8)
Cash expenditures	0.0	(0.3)
Currency translation	(0.2)	0.0
Balance at end of period	$9.3	$9.5

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures, joint ventures or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; the length and extent of economic contraction as a result of the coronavirus (COVID-19) pandemic; disruption in the U.S. and global financial markets; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability and costs of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Through our RUPS business, we believe that we are the largest supplier of wood crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric and telephone utility industries in the United States and Australia and construction pilings. We also provide rail joint bar products as well as various services to the railroad industry.

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

Effects of COVID-19 on our operations

Our quarterly operating results may fluctuate due to a variety of factors that are outside of our control, including from the effects of the current pandemic. The COVID-19 outbreak began to have a global effect in the first quarter of 2020 and is having a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, reduced spending and other factors. These events negatively impacted our financial performance in the first quarter of 2020 and are expected to negatively impact our financial performance in future periods. During the COVID-19 pandemic, substantially all of our global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide), and as a result, we have been able to meet the demand of our customers in the various markets we serve. Our operations were curtailed in two locations, China and New Zealand, after government restrictions required the temporary closure of operations. As of the date of this filing, these operations have returned to service. Our remaining 31 facilities, principally in the United States, Canada, the United Kingdom, Australia and Denmark, were permitted to continue to operate. Our focus during this period has been on the following key priorities:

•

Protecting the health and safety of employees, customers and supply chain partners through rapid deployment of new safety measures, including frequent communication and guidance to all employees on effective hygiene and disinfection, social distancing, limited and remote access and use of face masks.

•	Providing critical products and ongoing support to customers by communicating frequently, understanding their changing business needs and ensuring key raw materials are multi-sourced when possible.
•

Maintaining adequate liquidity and financial flexibility by launching several cost-reduction initiatives and contingency plans to raise and conserve cash in all aspects of our operations and utilizing available federal relief such as the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which we continue to evaluate.

The full extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of March 31, 2020. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

Refer to the Liquidity section of Management’s Discussion and Analysis for the impact of the global pandemic on our liquidity.

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

Historically, North American demand for crossties had been in the range of 22-25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2019 were approximately 20 million, of which 15 million were for Class I railroads. For 2020, RTA forecasted a slight increase in demand to 20.5 million crossties, with 15 million for Class I railroads. The key drivers for the projected relatively flat crosstie demand levels include reduced heavy-haul loads because of the continuing secular shift from coal to natural gas, lower agricultural shipments due to lower crop yields, manufacturing constraints related to a less optimistic economic outlook, and uncertainties from ongoing trade tensions.  The RTA has not yet provided a forecast that incorporates the potential effects of COVID-19.

For distribution poles, nearly half of the installed base is 40-plus years old and the demand has historically been in the range of two to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population are currently impacted by stay-at-home orders related to the COVID-19 pandemic. Given that backdrop, we anticipate that 2020 will be a relatively stable to slightly higher from a demand standpoint. Longer term, we are evaluating opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets.

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

According to the Association of American Railroads (“AAR”), railroads are facing multiple challenges that include fundamental long-term structural changes as a result of the continued decline of coal markets, growth in the domestic intermodal and chemical sectors, evolution of consumer purchasing practices, and disruptions stemming from trade uncertainty. In the recent past, the Class I railroads were highly dependent on the oil and gas and coal mining industries. Currently, the railroads are more correlated to commodity prices, interest rates and trade relations. The AAR reported that rail traffic trended down in recent months. For the three months ended March 31, 2020, total U.S. carload traffic decreased 6.3 percent from the prior year while intermodal units were lower by 8.6 percent from the prior year, and on a combined basis, U.S. traffic for carloads and intermodal units was 7.5 percent lower than the prior year.

According to the AAR, rail traffic has been negatively impacted by continuing weakness in coal markets, trade disputes and related uncertainties, and the COVID-19 pandemic. With respect to the effects of COVID-19, U.S. carloads of autos and auto parts were down as auto production has largely been suspended and lower consumer spending has begun to shrink demand.  In addition, the recent collapse in worldwide oil prices has also severely affected rail shipments of petroleum products, fracking sand and steel products.

In terms of raw material, while forestry has generally been deemed essential during the COVID-19 outbreak, new construction is not considered essential in many areas.  While this has impacted some of the sawmills, we have not experienced a noticeable impact to date as there are sawmills continuing to produce poles and crossties to maintain their operations and cash flow.  According to the RTA, the outlook is favorable for the adequate availability of logs over the current six to twelve-month period. To the extent that demand remains as forecasted, we can build our untreated tie inventory and have higher levels of dry crosstie inventory ready for future treatment.

To date, all but one of our Class I customers have indicated that they expect to maintain their tie replacement programs for 2020; however these plans may change due to highly uncertain and unpredictable economic environment. From a long-term perspective, we believe there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are beginning to show more negative signals. According to the National Association of Realtors® (“NAR”), total existing-home sales in March dropped 8.5 percent from February; however, overall sales increased year-over-year for the ninth straight month, up 0.8 percent from a year ago. Due to the COVID-19 outbreak, existing home sales slowed in March and more temporary interruptions to home sales are expected in the near term.  While sales have declined, the NAR reports that home prices remain strong for the time being.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, national spending for home renovations and repairs are expected to decline at least through the first quarter of 2021 due to impacts from the COVID-19 pandemic. Prior to the pandemic, the LIRA pointed to a healthy rebound in home remodeling spending with annual growth of 3.9 percent by the first quarter of 2021, but the latest data incorporating both actual and forecasted impacts of the economic shutdown point to spending declines this year with further worsening into 2021. With the unprecedented changes to the U.S. economy since mid-March, LIRA projects that home remodeling expenditures will decrease as much as 1.2 percent in 2020 compared with annual gains of five percent to seven percent in recent years. The current environment of low interest rates may help mitigate declines to home improvement expenditures over the next six to twelve months.

The Conference Board Consumer Confidence Index® deteriorated further in April, following a sharp decline in March. The Index now stands at 86.9, down from 118.8 in March. Consumer confidence weakened significantly in April, driven by a sharp contraction in economic activity and a surge in unemployment claims brought about by the COVID-19 outbreak. In general, consumers were less optimistic about their financial prospects. The uncertainty of the economic effects of COVID-19 will likely cause expectations to fluctuate in the months ahead.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the United States and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. The CMC business currently supplies our North American RUPS business with the majority of its creosote requirements.

On February 18, 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is a 75 percent-owned coal tar distillation company which is part of our CMC segment. On April 16, 2020, the pending divestiture reached a key milestone by filing for antitrust approval with China’s State Administration for Market Regulation of China (SAMR) and a decision is anticipated to be issued by June 2020. In 2019, KJCC’s sales totaled $127.4 million and its operating profit totaled $5.9 million. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur in four to six months from signing due to required regulatory approvals in China and achievement of other closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes and expenses. The results of KJCC are reflected as a discontinued operation in the consolidated financial statements and the supporting footnotes.

In the third quarter of 2019, we ceased remaining production activities at our Follansbee, West Virginia. As a result of recent initiatives to reduce capacity, we expect additional restructuring and related charges to earnings of approximately $2 million to $5 million through 2021. The overall expected future cash requirements for the CMC plant closures are estimated to be approximately $14 million through 2021.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past three years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the United States more efficiently. In addition, we entered into several new long-term supply agreements starting in 2017 to further lower our exposure to coal tar availability risk and volatile end markets. As a result, our raw material needs in North America have been significantly less than historically required.

For the external markets served by our CMC business, we expect that North America and Europe will be significantly impacted by the COVID-19 pandemic. Carbon pitch and phthalic anhydride markets have begun to soften due to declines in demand as manufacturing activity in North America and Europe significantly slowed. In addition, end market pricing for some products has been under pressure in certain regions due to the significant fall in worldwide oil prices. Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity.

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

Results of Operations – Comparison of Three Months Ended March 31, 2020 and 2019

Consolidated Results

Net sales for the three months ended March 31, 2020 and 2019 are summarized by segment in the following table:

	Three Months Ended March 31,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$190.0	$166.1	14%
Performance Chemicals	111.4	99.0	13%
Carbon Materials and Chemicals	100.5	111.8	-10%
	$401.9	$376.9	7%

RUPS net sales increased by $23.9 million or 14 percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets as well as the domestic and Australian utility pole markets, along with price increases in the commercial crosstie market in the current year period. Sales of crossties increased by $23.5 million in the current year period. These increases were offset, in part, by volume decreases in our maintenance of way businesses and an unfavorable impact from foreign currency translation in the current year period of $1.0 million from our Australian pole business.

PC net sales increased by $12.4 million or 13 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer wins and higher organic volumes as well as favorable weather and optimistic demand leading into the first quarter. The business experienced these positive drivers despite the COVID-19 pandemic. These increases were partially offset by a decrease in sales volumes of non-copper based preservatives in Europe as well as an unfavorable impact from foreign currency translation in the current year period of $1.9 million.

CMC net sales decreased by $11.3 million or 10 percent compared to the prior year period due mainly to lower sales prices for carbon pitch in Australia, Europe and North America along with reduced sales volumes of carbon pitch in North America. These unfavorable drivers were primarily due to reduced demand as a result of an oversupply in the aluminum market. Foreign currency translation also had an unfavorable impact on sales in the current year period of $3.4 million. Favorable offsetting factors in the current year period included increased volumes for phthalic anhydride in North America and carbon pitch and carbon black feedstock in Australia.

Cost of sales as a percentage of net sales was 85 percent for the quarter ended March 31, 2020 compared to 80 percent in the prior year quarter. Gross margin at PC was unfavorably impacted by a net amount of $11.1 million due to changes in unrealized gains and losses from our copper swap contracts. Lower gross margins for CMC in the current year period were a result of lower sales volumes and prices for carbon pitch in North America and Europe.

Depreciation and amortization charges for the quarter ended March 31, 2020 were consistent with the prior year period.

Impairment and restructuring charges for the quarter ended March 31, 2020 were consistent with the prior year period.

Selling, general and administrative expenses for the quarter ended March 31, 2020 were $2.2 million lower when compared to the prior year period due mainly to a decrease of $1.3 million for performance based employee incentive expense and $1.2 million for travel and facility related costs. These decreases were partially offset by a slight increase of for certain consulting, legal and professional service costs in the current year period.

Interest expense for the quarter ended March 31, 2020 was $2.2 million lower when compared to the prior year period primarily due to our lower average debt level each quarter since our elevated cash needs for stock buybacks and major capital projects in the second half of 2018.

Income tax benefit for the quarter ended March 31, 2020 was $1.8 million as compared to an income tax benefit of $1.2 million in the prior year period. Both years included benefits related to discrete tax items which significantly influenced the tax provision. In 2020, we recognized net tax benefits of $1.8 million principally related to provisions of the CARES Act and, in 2019, we recognized net tax benefits of $3.8 million principally related to the reversal of unrecognized tax benefits due to audit closures.

Discontinued operations for the three months ended March 31, 2020 resulted in a loss of $4.4 million compared to income of $2.7 million in the prior year period due primarily to a year-over-year reduction in sales of $48.1 million attributable to the economic effects of COVD-19 on our KJCC operations in the current year period.

Segment Results.

Segment operating profit for the three months ended March 31, 2020 and 2019 is summarized by segment in the following table:

	Three Months Ended March 31,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$9.2	$8.7	6%
Performance Chemicals	4.1	12.8	-68%
Carbon Materials and Chemicals	0.7	3.3	-79%
Corporate	(0.4)	(0.5)	20%
	$13.6	$24.3	-44%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	4.8%	5.2%	-0.4%
Performance Chemicals	3.7%	12.9%	-9.2%
Carbon Materials and Chemicals	0.7%	3.0%	-2.3%
	3.4%	6.4%	-3.0%

RUPS operating profit increased by $0.5 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 4.8 percent from an operating profit of 5.2 percent in the prior year period. Operating profit as a percentage of net sales for the three months ended March 31, 2020 was negatively impacted by higher overhead costs and an unfavorable sales mix on gross margin in the current year period.

PC operating profit decreased by $8.7 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 3.7 percent from 12.9 percent in the prior year period. The current year period was unfavorably impacted by a net amount of $11.1 million due to changes in unrealized gains and losses from our copper swap contracts. Excluding the effect of unrealized losses from our copper swap contracts, our operating profit as a percentage of net sales would have been 10.9 percent in the current year period. Lower year-over-year raw material prices and higher absorption on higher production volumes partially offset our unrealized coppers swap contract losses for the quarter ended March 31, 2020.

CMC operating profit decreased by $2.6 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 0.7 percent from an operating profit of 3.0 percent in the prior year period. Operating profit for the quarter ended March 31, 2020 was negatively affected primarily by lower sales prices for carbon pitch in Australia, Europe and North America along with reduced sales volumes of carbon pitch in North America. These unfavorable drivers were primarily due to reduced demand as a result of an oversupply in the aluminum market. The global drop in crude oil prices also had an unfavorable impact on pricing and inventory write-downs within the segment during the current year period. Favorable offsetting factors in the current year period included increased volumes for phthalic anhydride in North America and carbon pitch and carbon black feedstock in Australia.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2020 was $17.2 million compared to net cash used in operating activities of $14.3 million in the prior year period. The net increase of $2.9 million in cash used in operations was due primarily to higher working capital usage of $1.2 million compared to the prior year period, mainly due to unfavorable timing of payments in the current year period. In addition, the change in income and certain operating activities of $1.7 million from the prior year period had an unfavorable result on cash provided by operations in the current year period. These negative impacts were partially offset by a net favorable impact on cash from a reduction in inventory in the current year period relative to the prior year end.

Net cash used in investing activities for the three months ended March 31, 2020 was $10.6 million compared to net cash used in investing activities of $9.3 million in the prior year period. Capital expenditures were consistent with the prior year period. The net increase in cash used for investing activities of $1.3 million is primarily due to the cash provided by insurance proceeds for capital expenditures of $1.4 million in the prior year period.

Net cash provided by financing activities was $50.3 million for the three months ended March 31, 2020 compared to $20.8 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the three months ended March 31, 2020 reflected net borrowings of debt of $51.5 million partially offset by repurchases of common stock of $1.2 million. The cash provided by financing activities in the prior year period reflected net borrowings of $21.4 million partially offset by repurchases of common stock of $0.9 million.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2020, the basket totaled $164.8 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of March 31, 2020, we had $129.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2020, $7.5 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of March 31, 2020 (dollars in millions):

Cash and cash equivalents(1)	$54.2
Amount available under Credit Facility	129.9
Total estimated liquidity	$184.1
(1)	Cash includes approximately $53.0 million held by foreign subsidiaries.

Our estimated liquidity was $254.6 million at December 31, 2019.

Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2020, excluding acquisitions, if any, are expected to total approximately $55 to $65 million and are expected to be funded by cash from operations.

Debt Covenants

The covenants under the Credit Facility may restrict the availability to borrow or may restrict the ability of Koppers Inc. to pay dividends. The Credit Facility’s covenants include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2020 was 2.31.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.00. The total secured leverage ratio at March 31, 2020 was 2.25.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The total leverage ratio at March 31, 2020 was 4.63.

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

Effects of COVID-19 on our Liquidity

As of March 31, 2020, we are in compliance with our debt covenant metrics and had $184.1 million of liquidity to fund our operations. Our estimates and assumptions as of the date of this report indicate that we should remain in compliance with our debt covenants and we have identified actions we can implement to help maintain compliance if the impact of COVID-19 has a more pronounced impact on the economy, our business and our ability to generate cash flow and profits than estimated. These impacts are highly uncertain and unpredictable, and include the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Accordingly, the financial effects of the pandemic on our business may have an adverse effect on the determination of, and compliance with, our debt covenants over the next twelve months. In the event we do not maintain compliance with our debt covenants, we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing assets, implementing cost reductions including employee furloughs, and foregoing capital expenditures and other discretionary expenses.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the factors discussed below, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could materially affect our business, financial condition or future results.  Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Health concerns arising from the outbreak of a health epidemic or pandemic, including the currently ongoing COVID-19 pandemic, may have an adverse affect on our business, operating results and financial condition.

The recent outbreak of COVID-19 is a global situation that is rapidly evolving. The COVID-19 pandemic is having a significant impact on global markets as a result of supply chain and production disruptions, workforce restrictions, reduced spending and other factors. Our operating results are subject to fluctuations based on general economic conditions, and the extent to which the COVID-19 pandemic ultimately may impact our business will depend on future developments, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for us, our suppliers and our customers, all of which are highly uncertain and cannot be predicted with confidence. These same uncertainties exist with respect to any additional future outbreak of COVID-19 and any other health epidemic or pandemic that may arise in the future.

Any resulting financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable, which would negatively impact our results of operations. The COVID-19 pandemic or any other health epidemic or pandemic also could have a material impact on our ability to obtain the raw materials and parts that we need in order to manufacture our products as our suppliers face disruptions in their businesses or closures. If our suppliers fail to meet our manufacturing needs, it would delay our production and shipments to customers and negatively affect our operations.

U.S. and international governmental responses to the COVID-19 pandemic have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although most of our operations have been considered essential and exempt, and therefore have been able to continue to operate without interruption, our operations in China and New Zealand were temporarily curtailed. If any of the applicable exemptions are amended or revoked in the future or if additional restrictions that impact us are implemented in response to COVID-19 or any other health epidemic or pandemic, it could adversely impact our business, operating results and financial condition. Furthermore, to the extent that any of these exemptions do not extend to our key suppliers and customers, this also would adversely impact us in turn.

In addition, our operations or the operations of our customers or suppliers could be disrupted if any of our or their employees were suspected of having contracted COVID-19 or any similar significant virus since such an occurrence could require us or our business partners to quarantine some number of employees, take actions to disinfect facilities or otherwise cause operations to be idled.

The ultimate impact of the current COVID-19 pandemic on general economic conditions, our business and our ability to generate cash flow and profits remains unable to be quantified given the uncertainties existing with respect to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures. To the extent the current COVID-19 pandemic or any other future health epidemic or pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.42

Fourth Amendment to Credit Agreement, dated as of February 26, 2020, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2020 (Commission File No. 001-32727)).

10.43	Koppers Holdings Inc. 2020 Long Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 6, 2020 (File No. 333-238041).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 7, 2020	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)