Form 10-Q
period 2020-06-30
Koppers Holdings Inc.
filed 2020-08-05
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2020 amounted to 21,045,727 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$436.6	$443.8	$838.5	$820.7
Cost of sales	334.7	351.1	675.0	652.9
Depreciation and amortization	13.3	12.5	26.8	26.1
Impairment and restructuring charges	4.1	3.8	3.9	4.1
Selling, general and administrative expenses	34.8	38.3	69.5	75.2
Operating profit	49.7	38.1	63.3	62.4
Other income (loss), net	0.5	(0.1)	1.0	0.4
Interest expense	12.8	15.7	26.8	32.0
Income from continuing operations before income taxes	37.4	22.3	37.5	30.8
Income tax provision	8.0	8.0	6.2	6.8
Income from continuing operations	29.4	14.3	31.3	24.0
Income (loss) from discontinued operations, net of tax benefit (expense) of $0.2, $0.0, $1.0, and $(1.1)	0.0	0.1	(4.4)	2.8
Net income	29.4	14.4	26.9	26.8
Net income (loss) attributable to noncontrolling interests	0.2	(0.3)	(0.9)	0.6
Net income attributable to Koppers	$29.2	$14.7	$27.8	$26.2
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.40	$0.70	$1.50	$1.17
Discontinued operations	(0.01)	0.02	(0.17)	0.10
Earnings per basic common share	$1.39	$0.72	$1.33	$1.27
Diluted -
Continuing operations	$1.40	$0.68	$1.49	$1.15
Discontinued operations	(0.01)	0.02	(0.17)	0.10
Earnings per diluted common share	$1.39	$0.70	$1.32	$1.25
Comprehensive income	$73.7	$9.6	$22.8	$30.3
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.6)	(1.0)	0.6
Comprehensive income attributable to Koppers	$73.5	$10.2	$23.8	$29.7
Weighted average shares outstanding (in thousands):
Basic	21,001	20,662	20,927	20,619
Diluted	21,068	21,044	21,084	20,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2020	December 31, 2019
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$33.0	$32.3
Accounts receivable, net of allowance of $2.5 and $2.6	189.2	161.7
Income tax receivable	3.6	1.1
Inventories, net	261.1	288.5
Assets of discontinued operations held for sale	68.1	17.1
Other current assets	18.1	18.8
Total current assets	573.1	519.5
Property, plant and equipment, net	369.3	358.8
Operating lease right-of-use assets	102.7	112.3
Goodwill	294.4	296.1
Intangible assets, net	157.8	168.4
Deferred tax assets	25.9	23.7
Non-current assets of discontinued operations held for sale	0.0	59.3
Other assets	32.6	26.5
Total assets	$1,555.8	$1,564.6
Liabilities
Accounts payable	$131.1	$162.8
Accrued liabilities	96.1	89.3
Current operating lease liabilities	21.0	22.0
Current maturities of long-term debt	10.2	10.2
Liabilities of discontinued operations held for sale	34.4	11.9
Total current liabilities	292.8	296.2
Long-term debt	896.9	891.0
Accrued postretirement benefits	46.4	46.6
Deferred tax liabilities	6.7	6.8
Operating lease liabilities	83.1	91.5
Non-current liabilities of discontinued operations held for sale	0.0	25.1
Other long-term liabilities	43.6	48.7
Total liabilities	1,369.5	1,405.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,620,402 and 23,321,087 shares issued	0.2	0.2
Additional paid-in capital	228.0	221.9
Retained earnings	121.6	93.8
Accumulated other comprehensive loss	(81.8)	(77.7)
Treasury stock, at cost, 2,574,675 and 2,515,925 shares	(92.1)	(90.9)
Total Koppers shareholders’ equity	175.9	147.3
Noncontrolling interests	10.4	11.4
Total equity	186.3	158.7
Total liabilities and equity	$1,555.8	$1,564.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$26.9	$26.8
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	27.3	28.0
Stock-based compensation	5.5	5.9
Change in derivative liability	(0.3)	(1.3)
Non-cash interest expense	1.3	1.2
Loss on disposal of assets and investment	0.0	0.3
Insurance proceeds	0.0	(3.0)
Deferred income taxes	(4.7)	0.4
Change in other liabilities	0.8	(4.3)
Other - net	1.0	(1.1)
Changes in working capital:
Accounts receivable	(31.7)	(25.4)
Inventories	28.8	5.9
Accounts payable	(34.3)	(30.5)
Accrued liabilities	(0.2)	(6.0)
Other working capital	1.8	4.5
Net cash provided by operating activities	22.2	1.4
Cash (used in) provided by investing activities:
Capital expenditures	(26.5)	(18.5)
Insurance proceeds received	0.0	3.0
Net cash provided by divestitures and asset sales	0.1	0.5
Net cash used in investing activities	(26.4)	(15.0)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	9.9	35.0
Repayments of long-term debt	(5.1)	(18.7)
Issuances of Common Stock	0.5	0.6
Repurchases of Common Stock	(1.2)	(0.9)
Payment of debt issuance costs	(0.2)	(0.9)
Net cash provided by financing activities	3.9	15.1
Effect of exchange rate changes on cash	0.8	0.0
Change in cash and cash equivalents of discontinued operations held for sale	0.2	(0.8)
Net increase in cash and cash equivalents	0.7	0.7
Cash and cash equivalents at beginning of period	32.3	37.4
Cash and cash equivalents at end of period	$33.0	$38.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$15.1	$15.3
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.7	$16.5
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$2.3	$4.8

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

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While we expect the effects of the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our condensed consolidated financial statements presented herein reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of such assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and identifiable intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. In consideration of COVID-19, we evaluated our financial position and determined that a goodwill impairment evaluation triggering event did not occur during the three months ended June 30, 2020 and, therefore, an interim review of impairment was not required. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020.

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

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. These activities include:

•

In June 2020, we announced the closure of a crosstie treating plant located in Denver, Colorado and we have targeted the third quarter of 2020 for discontinuing activities at this location and, as such, we recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the three months ended June 30, 2020.

• •	In August 2019, we sold our utility pole treatment plant located in Blackstone, Virginia. In August 2015, we closed a crosstie treating plant located in Green Spring, West Virginia.
•	In July 2015, we sold the assets of our 50 percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.

In addition, in 2011, we ceased carbon black production at our CMC facility located in Kurnell, Australia. Costs associated with this closure are included in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2018	$1.7	$3.6	$2.8	$8.1
Accrual	0.0	3.4	3.0	6.4
Cost charged against assets	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.3)	(0.1)	0.0	(0.4)
Cash paid	(0.5)	(6.2)	(0.3)	(7.0)
Currency translation	0.0	0.0	(0.1)	(0.1)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	0.8	4.2
Cost charged against assets	0.0	0.0	(0.8)	(0.8)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Reserve at June 30, 2020	$1.1	$3.6	$2.4	$7.1

4. Discontinued Operations

On February 18, 2020, we entered into a definitive agreement to sell KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is located in China and is a 75 percent-owned coal tar distillation company which is part of our CMC segment. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur in the third quarter of 2020 due to required regulatory approvals in China and achievement of other customary closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes, expenses and working capital adjustments. The sale of KJCC represents a strategic shift that will have a major effect on our operations and financial results and is, therefore, classified as discontinued operations in our condensed consolidated financial statements and notes, which have been restated accordingly.

Net sales and operating (loss) profit from discontinued operations for the three and six months ended June 30, 2020 and 2019 consist of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Net sales	$12.9	$26.0	$22.8	$84.0
Operating (loss) profit	(0.2)	0.3	(5.3)	4.5

The cash flows related to KJCC have not been restated in the consolidated statement of cash flows. Net cash inflows and outflows from discontinued operations for the six months ended June 30, 2020 and 2019 consist of the following amounts:

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
Net cash (used in) provided by operating activities	$(0.1)	$16.5
Net cash provided by (used in) investing activities	0.1	(1.7)
Net cash used in financing activities	0.0	(13.8)
Effect of exchange rate changes on cash	(0.2)	(0.2)
Net (decrease) increase in cash and cash equivalents	(0.2)	0.8

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

The agreement to sell KJCC met all of the criteria to classify its assets and liabilities as held for sale in the first quarter and as part of the required evaluation under the held for sale guidance, we determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded.

The following represents the carrying amount of assets and liabilities, by major class, classified as held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$0.5	$0.7
Accounts receivable	0.4	2.2
Income tax receivable	0.7	0.8
Inventories, net	5.9	10.6
Property, plant and equipment, net	55.2	0.0
Operating lease right-of-use assets	1.1	0.0
Deferred tax assets	0.5	0.0
Other current assets	3.8	2.8
Total current assets held for sale	68.1	17.1
Property, plant and equipment, net	0.0	56.6
Operating lease right-of-use assets	0.0	1.2
Other assets	0.0	1.5
Total non-current assets held for sale	0.0	59.3
Total assets held for sale	$68.1	$76.4
Liabilities
Accounts payable	$5.3	$7.1
Accrued liabilities	5.2	4.7
Current operating lease liabilities	1.0	0.1
Other current liabilities	22.9	0.0
Total current liabilities held for sale	34.4	11.9
Deferred tax liabilities	0.0	0.6
Operating lease liabilities	0.0	1.1
Other long-term liabilities	0.0	23.4
Total non-current liabilities held for sale	0.0	25.1
Total liabilities held for sale	$34.4	$37.0

The above amounts are excluded from the respective balance sheet footnotes as of June 30, 2020 and December 31, 2019. We have incurred aggregated deal costs related to this divestiture of $0.2 million and $1.2 million during the three and six months ended June 30, 2020, respectively, which are included in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$33.0	$33.0	$32.3	$32.3
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Total debt	$857.0	$916.6	$896.2	$911.9
(a)	Excludes equity method investments.

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2020 and 2019 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income	$29.4	$14.4	$26.9	$26.8
Changes in other comprehensive income (loss):
Currency translation adjustment	14.1	(1.1)	(9.0)	0.7
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(11.6), $2.0, $(1.7) and $(1.2)	30.0	(3.9)	4.5	2.3
Unrecognized pension net loss, net of tax expense of $0.0, $0.1, $0.1 and $0.2	0.2	0.2	0.4	0.5
Total comprehensive income	73.7	9.6	22.8	30.3
Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.6)	(1.0)	0.6
Comprehensive income attributable to Koppers	$73.5	$10.2	$23.8	$29.7

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments, net of tax, of $2.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2019, respectively.

The following tables present the change in equity for the three months ended June 30, 2020 and 2019, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$0.2	$224.7	$92.4	$(126.1)	$(92.1)	$10.1	$109.2
Net income	0.0	0.0	29.2	0.0	0.0	0.2	29.4
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.0	0.0	0.0	0.0	0.0	3.0
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	14.1	0.0	0.1	14.1
Unrealized gain on cash flow hedges	0.0	0.0	0.0	30.0	0.0	0.0	30.0
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$0.2	$209.0	$38.8	$(79.2)	$(90.8)	$12.0	$90.0
Net income	0.0	0.0	14.7	0.0	0.0	(0.3)	14.4
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	(0.8)	0.0	(0.3)	(1.1)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.9)	0.0	0.0	(3.9)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0

The following tables present the change in equity for the six months ended June 30, 2020 and 2019, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net income	0.0	0.0	27.8	0.0	0.0	(0.9)	26.9
Issuance of common stock	0.0	0.5	0.0	0.0	0.0	0.0	0.5
Employee stock plans	0.0	5.5	0.0	0.0	0.0	0.0	5.5
Other comprehensive income
Currency translation adjustment	0.0	0.1	0.0	(9.0)	0.0	(0.1)	(9.0)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	4.5	0.0	0.0	4.5
Unrecognized pension net loss	0.0	0.0	0.0	0.4	0.0	0.0	0.4
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.2	$206.0	$27.2	$(87.2)	$(90.0)	$10.8	$67.0
Net income	0.0	0.0	26.2	0.0	0.0	0.6	26.8
Issuance of common stock	0.0	0.6	0.0	0.0	0.0	0.0	0.6
Employee stock plans	0.0	5.9	0.0	0.0	0.0	0.0	5.9
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	0.7	0.0	(0.0)	0.7
Unrealized loss on cash flow hedges	0.0	0.0	0.0	2.3	0.0	0.0	2.3
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Repurchases of common stock	0.0	(0.2)	0.1	0.0	(0.8)	0.0	(0.9)
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$29.2	$14.7	$27.8	$26.2
Less: Income (loss) from discontinued operations	0.0	0.1	(4.4)	2.8
Plus: Non-controlling income (loss)	0.2	(0.3)	(0.9)	0.6
Income from continuing operations attributable to Koppers	$29.4	$14.3	$31.3	$24.0
Weighted average common shares outstanding:
Basic	21,001	20,662	20,927	20,619
Effect of dilutive securities	67	382	157	330
Diluted	21,068	21,044	21,084	20,949
Earnings per common share – continuing operations:
Basic earnings per common share	$1.40	$0.70	$1.50	$1.17
Diluted earnings per common share	1.40	0.68	1.49	1.15
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	1,773	674	1,022	580

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

The following table shows a summary of the performance stock units as of June 30, 2020:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2018 – 2020	0	118,594	237,188
2019 – 2021	0	192,495	280,846
2020 – 2022	0	231,128	462,256

Performance stock units for the 2017 – 2019 performance period vested in March 2020 at 100 percent of the target share amount of 110,168.

The following table shows a summary of the status and activity of non-vested stock units for the six months ended June 30, 2020:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	343,012	445,186	788,198	$40.18
Granted	360,661	232,481	593,142	$15.69
Vested	(132,624)	(110,168)	(242,792)	$44.75
Forfeited	(31,068)	(25,282)	(56,350)	$33.93
Non-vested at June 30, 2020	539,981	542,217	1,082,198	$26.05

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	966,849	$28.45
Granted	187,701	$19.63
Expired	(5,129)	$31.28
Forfeited	(15,637)	$33.44
Outstanding at June 30, 2020	1,133,784	$26.91	6.08	$0.5
Exercisable at June 30, 2020	771,797	$27.30	4.73	$0.5

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.0	$3.1	$5.5	$5.9
Less related income tax benefit	0.8	1.1	1.5	1.9
Decrease in net income attributable to Koppers	$2.2	$2.0	$4.0	$4.0

As of June 30, 2020, total future compensation expense related to non-vested stock-based compensation arrangements totaled $20.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 29 months.

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

Contract Balances

The timing of revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers”, results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $5.4 million and $5.1 million are recorded within accounts receivable in our RUPS segment, net of allowance within the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$209.9	$199.1	$399.9	$365.2
Performance Chemicals	137.1	120.8	248.5	219.8
Carbon Materials and Chemicals(a)	89.6	123.9	190.1	235.7
Total	$436.6	$443.8	$838.5	$820.7
Intersegment revenues:
Railroad and Utility Products and Services	$0.0	$0.2	$0.0	$0.5
Performance Chemicals	3.7	3.1	6.9	6.2
Carbon Materials and Chemicals	21.4	18.7	39.4	36.6
Total	$25.1	$22.0	$46.3	$43.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.0	$4.8	$9.9	$9.6
Performance Chemicals	4.4	4.6	8.9	9.5
Carbon Materials and Chemicals(b)	3.9	3.1	8.0	7.0
Total	$13.3	$12.5	$26.8	$26.1
Operating profit (loss):
Railroad and Utility Products and Services	$16.2	$11.8	$25.4	$20.5
Performance Chemicals	32.6	14.0	36.7	26.8
Carbon Materials and Chemicals(c)	1.5	13.0	2.2	16.2
Corporate	(0.6)	(0.7)	(1.0)	(1.1)
Total	$49.7	$38.1	$63.3	$62.4
(a)

Revenue excludes KJCC discontinued operations of $12.9 million and $26.0 million for the three months ended June 30, 2020 and 2019, respectively, and $22.8 million and $84.0 million for the six months ended June 30, 2020 and 2019, respectively.

(b)

Depreciation and amortization expense excludes KJCC discontinued operations of $(0.4) million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

(c)

Operating profit (loss) excludes KJCC discontinued operations of $(0.2) million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $(5.3) million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$125.3	$115.5	$237.3	$204.1
Utility poles	66.0	60.0	127.8	114.5
Rail joints	6.0	8.4	12.5	16.8
Railroad infrastructure services	8.2	10.4	14.1	19.7
Other products	4.4	4.8	8.2	10.1
Total	209.9	199.1	399.9	365.2
Performance Chemicals:
Wood preservative products	130.3	116.8	237.9	213.2
Other products	6.8	4.0	10.6	6.6
Total	137.1	120.8	248.5	219.8
Carbon Materials and Chemicals:
Pitch and related products	58.3	74.3	108.5	137.1
Creosote and distillates	8.4	15.4	23.6	31.3
Phthalic anhydride and other chemicals	11.6	20.0	35.1	41.0
Naphthalene	3.9	5.7	8.9	12.1
Other products	7.5	8.5	14.0	14.3
Total	89.6	123.9	190.1	235.7
Total	$436.6	$443.8	$838.5	$820.7

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$562.0	$562.2
Performance Chemicals	474.9	457.7
Carbon Materials and Chemicals(a)	467.6	502.1
All other	51.3	42.6
Total(a)	$1,555.8	$1,564.6
Goodwill:
Railroad and Utility Products and Services	$120.6	$120.7
Performance Chemicals	173.8	175.4
Total	$294.4	$296.1
(a)

The Carbon Materials and Chemicals segment includes $68.1 million and $76.4 million of discontinued operations assets held for sale related to our KJCC business at June 30, 2020 and December 31, 2019, respectively.

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 27.8 percent and 34.7 percent for the six months ended June 30, 2020 and 2019, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2020	2019
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	3.1	0.9
Nondeductible expenses	1.5	1.6
GILTI inclusion, net of foreign tax credits	1.3	0.7
State income taxes, net of federal tax benefit	0.6	0.8
Change in tax contingency reserves	0.1	0.2
Interest expense deduction limitation	0.0	9.8
Other	0.2	(0.3)
Estimated annual effective income tax rate	27.8%	34.7%

In reaction to the economic effects of the COVID-19 pandemic, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. This legislation provides stimulus and relief for affected entities and individuals and broadly provides tax payment relief and significant business incentives, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. Among its many provisions, the CARES Act modifies the limitation on the interest expense deduction for tax years beginning in 2019 and 2020. This modification increases the allowable business interest expense deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income.

This modification impacts both our 2019 and 2020 income tax provisions and we have included the net impact in the six months ended June 30, 2020 income tax provision. We have recorded a benefit of $1.0 million for changes to our 2019 tax provision and a benefit of $4.4 million for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized. Other provisions of the CARES Act do not have a material impact to our income tax provision.

Income taxes as a percentage of pretax income were 21.4 percent for the three months ended June 30, 2020. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the three months ended June 30, 2020 were a net benefit of $2.4 million. Discrete items were primarily related to a benefit for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized.

Income taxes as a percentage of pretax income were 35.9 percent for the three months ended June 30, 2019. This is higher than the estimated annual effective income tax rate due to a change in the geographical mix of earnings and due to an increase in unfavorable US tax adjustments for the interest expense deduction limitation and the GILTI inclusion.

Income taxes as a percentage of pretax income were 16.5 percent for the six months ended June 30, 2020. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the six months ended June 30, 2020 were a net benefit of $4.2 million. Discrete items included a benefit for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized which was offset by a tax deduction reduction for vested stock awards.

Income taxes as a percentage of pretax income were 22.1 percent for the six months ended June 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items. Discrete items included in income taxes for the six months ended June 30, 2019 were a net benefit of $3.7 million. Discrete items were primarily related to the reversal of various unrecognized tax benefits due to the closure of the Company’s U.S. tax audit.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the six months ended June 30, 2020.

Unrecognized Tax Benefits

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $2.2 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.1 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of June 30, 2020 and December 31, 2019, we had accrued approximately $1.0 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of June 30, 2020 and December 31, 2019 are summarized in the table below:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Raw materials	$218.7	$232.0
Work in process	10.9	12.0
Finished goods	90.8	107.8
	$320.4	$351.8
Less revaluation to LIFO	59.3	63.3
Net(a)	$261.1	$288.5

(a)	Net inventories excludes $5.9 million and $10.6 million of discontinued operations assets held for sale related to our KJCC business at June 30, 2020 and December 31, 2019, respectively.

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2020 and December 31, 2019 are summarized in the table below:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Land	$14.8	$15.0
Buildings	70.2	70.5
Machinery and equipment	757.4	732.4
	$842.4	$817.9
Less accumulated depreciation	473.1	459.1
Net(a)	$369.3	$358.8

(a)

Net property, plant, and equipment excludes $55.2 million and $56.6 million of discontinued operations assets held for sale related to our KJCC business at June 30, 2020 and December 31, 2019, respectively.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Service cost	$0.4	$0.3	$0.7	$0.7
Interest cost	1.5	2.0	3.1	4.0
Expected return on plan assets	(1.8)	(2.0)	(3.8)	(4.0)
Amortization of net loss	0.3	0.4	0.7	0.8
Net periodic benefit cost	$0.4	$0.7	$0.7	$1.5
Defined contribution plan expense	$2.3	$2.5	$4.0	$4.1

14. Debt

Debt as of June 30, 2020 and December 31, 2019 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2020	December 31, 2019
(Dollars in millions)
Term Loan	3.76%	2024	$77.5	$82.5
Revolving Credit Facility	3.76%	2024	338.8	329.0
Other loans	6.12%	2021	0.3	0.4
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			916.6	911.9
Less short-term debt and current maturities of long-term debt			10.2	10.2
Less unamortized debt issuance costs			9.5	10.7
Long-term debt			$896.9	$891.0

Credit Facility

On February 26, 2020, we entered into the Fourth Amendment to our $600.0 million senior secured revolving credit facility and our $100.0 million secured term loan facility (collectively, the Credit Facility”) to, among other things: (1) revise the LIBOR replacement language in the Credit Facility, (2) revise certain provisions regarding mandatory prepayments of the term loan facility with proceeds of equity issuances and associated definitions, (3) remove the step downs in the maximum total secured leverage ratio and maximum total leverage ratio which would otherwise occur at the time of a first equity issuance, and (4) revise certain provisions regarding disposition of assets by certain subsidiaries of Koppers Inc. All other material terms, conditions and covenants with respect to the Credit Facility remain unchanged.

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

As of June 30, 2020, we had $157.5 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2020, $7.1 million of commitments were utilized by outstanding letters of credit.

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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Asset retirement obligation at beginning of year	$20.7	$27.0
Accruals	2.9	2.3
Accretion expense	0.6	1.5
Revision in estimated cash flows	0.1	2.4
Cash expenditures	(3.5)	(12.5)
Balance at end of period	$20.8	$20.7

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.4 million and $15.2 million during the three and six months ended June 30, 2020, respectively, and $7.9 million and $15.9 million during the three and six months ended June 30, 2019, respectively. Variable lease costs were $0.8 million and $1.8 million during the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.8 million during the three and six months ended June 30, 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of June 30, 2020:

(Dollars in millions)
2020	$14.7
2021	25.7
2022	22.1
2023	16.2
2024	14.0
Thereafter	44.1
Total lease payments	$136.8
Less: Interest	(32.7)
Present value of lease liabilities	$104.1

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$102.7	$112.3
Current operating lease liabilities	$21.0	$22.0
Operating lease liabilities	83.1	91.5
Total operating lease liabilities	$104.1	$113.5
Weighted average remaining lease term, in years	6.7	7.1
Weighted average discount rate	7.7%	7.7%

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

As of June 30, 2020 and December 31, 2019, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(Amounts in millions)
Cash flow hedges	77.9	56.5	$10.3	$4.5
Not designated as hedges	15.9	16.6	2.0	1.7
Total	93.8	73.1	$12.3	$6.2

As of June 30, 2020 and December 31, 2019, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$1.8	$2.1
Other assets	10.5	4.1
Asset on balance sheet	$12.3	$6.2
Accumulated other comprehensive gain, net of tax	$7.8	$3.3

Based upon contracts outstanding at June 30, 2020, in the next twelve months we estimate that $1.2 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from comprehensive income (loss) into earnings.

See “Note 6 – Comprehensive Income (Loss) and Equity”, for amounts recorded in comprehensive income (loss) and for amounts reclassified from accumulated other comprehensive loss to net income for the periods specified below. For the three and six months ended June 30, 2020 and 2019, the gain (loss) from contracts not designated as hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Gain (loss) from contracts not designated as hedges	$8.3	$(1.8)	$0.3	$1.3

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income.

As of June 30, 2020 and December 31, 2019, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	June 30, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$0.6	$0.3
Accrued liabilities	(0.8)	(0.5)
Net liability on balance sheet	$(0.2)	$(0.2)

As of June 30, 2020 and December 31, 2019, the net currency units outstanding for these contracts were:

	June 30, 2020	December 31, 2019
(In millions)
British Pounds	GBP 2.5	GBP 3.7
New Zealand Dollars	NZD 17.0	NZD 16.0
United States Dollars	USD 4.6	USD 6.2
Euro	EUR 1.2	EUR 1.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of June 30, 2020. This is the same number of plaintiffs and cases pending as of December 31, 2019. As of June 30, 2020, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Domestic Environmental Matters. On June 4, 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at our facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA. In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. In December 2019, the EPA presented Koppers Inc. with a proposed penalty of $2.8 million regarding the alleged violations and we are currently in discussions with the EPA to resolve the matter. Accordingly we have accrued our estimated liability of the probable penalty as of June 30, 2020.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.1 million at June 30, 2020. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2020, our estimated environmental remediation liability for these acquired sites totals $4.3 million.

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

In May 2020, the NSW EPA brought additional proceedings against KCMC related to a series of May 2019 incidents involving alleged air pollution and odor complaints. The Company agreed to plead guilty to two of the charges and the remaining charges were dropped by the NSW EPA. Both the October 2019 and May 2020 proceedings were procedurally joined and The Land and Environment Court is expected to enter a final order and assess a fine by the end of the year. We have accrued our estimated liability associated with the matters as of June 30, 2020.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2020, our estimated environmental remediation liability for this acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, of which $2.7 million and $2.8 million are classified as current liabilities at June 30, 2020 and December 31, 2019, respectively:

	Period ended
	June 30, 2020	December 31, 2019
(Dollars in millions)
Balance at beginning of year	$9.5	$10.1
Expense	0.1	0.5
Reversal of reserves	0.0	(0.8)
Cash expenditures	(0.2)	(0.3)
Currency translation	(0.1)	0.0
Balance at end of period	$9.3	$9.5

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

Effects of COVID-19 on our operations

Our quarterly operating results may fluctuate due to a variety of factors that are outside of our control, including from the effects of the current pandemic. The COVID-19 outbreak began to have a global effect in the first quarter of 2020 and continues to have a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, reduced spending and other factors. These events negatively impacted our financial performance, primarily with respect to our CMC business in the first two quarters of 2020 and are expected to negatively impact our financial performance in future periods. During the COVID-19 pandemic, substantially all of our global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide), and as a result, we have been able to meet the demand of our customers in the various markets we serve.

Our operations were curtailed in two locations, China and New Zealand, after government restrictions required the temporary closure of operations. These operations have returned to service in the second quarter of 2020. Our remaining 31 facilities, principally in the United States, Canada, the United Kingdom, Australia and Denmark, were permitted to continue to operate.

Another impact of the pandemic is that more individuals are spending more time in their homes, and as a result, big-box retailers are continuing to report strong demand for home improvement projects.  Consequently, we are benefiting from higher sales volumes of our water-borne treatment solutions used in residential treated wood products.  In the U.S., we expect that lumber treaters will continue working to fill the demand backlog and retailers will continue replenishing their inventory levels for the remainder of 2020.

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

The full extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of June 30, 2020. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

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

Historically, North American demand for crossties had been in the range of 22-25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2019 were approximately 20 million, of which 15 million were for Class I railroads. For 2020, RTA has not provided a forecast given the uncertainties related to COVID-19, but has reported, in general, the railroad industry is managing to offset lower volumes with increased productivity. In fact, certain railroads are taking advantage of reduced track time to increase maintenance on their infrastructure.

For distribution poles, nearly half of the installed base is over 40 years old and demand has historically been in the range of two to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population continue to work remotely due to the COVID-19 pandemic. As such, we anticipate that 2020 demand will be relatively stable to slightly higher, although certain utilities are having issues securing line hardware and transformers which could push some second-half 2020 projects into 2021. Longer term, we are evaluating opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets. Regarding the supply chain, we expect that the availability of raw materials will remain consistent even with lumber in high demand.

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

According to the American Association of Railroads, even though rail traffic in 2020 lags significantly from the prior year, Class I railroad activities began improving in May and that has continued into June. Freight, coal, automotive and support industry-related loadings all saw either increases or stabilization. Through June 30, 2020, total U.S. carload traffic decreased 15.9 percent from the same period last year, while intermodal units dropped by 10.6 percent. The combined U.S. traffic for carloads and intermodal units fell by 13.2 percent.

In terms of raw material, while forestry has generally been deemed essential during the COVID-19 outbreak, new construction is not considered essential in certain states. While this has impacted some of the sawmills, we have not experienced a noticeable impact to date as most sawmills are continuing to produce poles and crossties to maintain their operations and cash flow. The RTA reports that the availability of logs is near the ideal rate, as is the outlook for log availability over the next six to 12 months. We are reducing crosstie purchases to be more in line with prior year levels for the remainder of 2020 in order to stabilize inventory levels. In addition, we are receiving more dry ties from third parties for certain Class I customers and that should help maintain year-over-year treating levels in the second half of 2020.

To date, all but one of our Class I customers have indicated that they expect to maintain their tie replacement programs for 2020; however these plans may change in future months due to a highly uncertain and unpredictable economic environment. From a long-term perspective, we believe there remains a need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With 17 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In June 2020, we announced the closure of our Denver, Colorado facility and we have targeted the third quarter of 2020 for discontinuing activities at this location and, as such, in the second quarter of 2020 we recorded charges of $4.2 million for asset retirement obligations, fixed asset write-offs and severance. As a result of this closure, we expect additional restructuring and related charges to earnings of approximately $4 to $9 million through 2021.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are showing some improvements. According to the National Association of Realtors® (“NAR”), total existing-home sales rebounded at a record pace in June showing signs of a market turnaround after three straight months of sales declines caused by the pandemic. According to the NAR, total existing home sales increased 20.7 percent since May, although overall home sales were down 11.3 percent from a year ago.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, expenditures for improvements and repairs to owner-occupied homes are expected to slow by the middle of next year as the COVID-19 pandemic continues to unfold. LIRA projects annual declines in renovation and repair spending of 0.4 percent by mid-2021 as the pace of home improvement and repairs tapers off.

The Conference Board Consumer Confidence Index® decreased in July, after increasing in June. The Index now stands at 92.6, down from 98.3 in June. Consumers are less optimistic about the short-term outlook for the economy and labor market, likely due to a resurgence of COVID-19 in certain regions.

Although the market data and projections for home improvements continue to vary widely, we are anticipating continued strong demand for residential treated wood in North America, primarily in the U.S. In looking at residential renovation markets, businesses are indicating a more positive outlook for 2020 than at the beginning of pandemic. In addition, the housing industry reported an increase in the number of buyers who are actively pursuing the purchase of a new or existing home, which supports a continued favorable outlook. As homeowners are focusing on the importance of their homes in a work-life environment and with interest rates at historically low levels, we expect the pace to continue at least through 2020.

Regarding our supply chain, we continue to evaluate copper hedges for the 2021-2022 timeframe, which on average are at lower average costs compared with 2020. For 2020, we do not expect to see any additional benefits related to lower copper prices, since we are already fully hedged.  However, we are expecting slightly higher costs in the second half of 2020, as we need to source higher cost intermediate raw material to fill the demand backlog.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the United States and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have reduced capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. The CMC business currently supplies our North American RUPS business with its creosote requirements.

On February 18, 2020, we entered into a definitive agreement to sell Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC is a 75 percent-owned coal tar distillation company which is part of our CMC segment. On April 29, 2020, the pending divestiture reached a key milestone by receiving antitrust approval from China’s State Administration for Market Regulation of China (SAMR). In 2019, KJCC’s sales totaled $127.4 million and its operating profit totaled $5.9 million. The sales price is $107.0 million, subject to adjustment for cash, debt and working capital at closing, which is expected to occur in the third quarter of 2020 due to required regulatory approvals in China and achievement of other closing conditions. At closing, we estimate the gain on the sale of KJCC will be approximately $45 million and net cash proceeds to Koppers will be approximately $65 million, after noncontrolling interest, taxes and expenses. The results of KJCC are reflected as a discontinued operation in the consolidated financial statements and the supporting footnotes.

In the third quarter of 2019, we ceased remaining production activities at our Follansbee, West Virginia. As a result of this action and other previously disclosed initiatives to reduce capacity in our CMC business, we expect additional restructuring and related charges to earnings of approximately $2 million to $5 million through 2021. The overall remaining future cash requirements for CMC plant closures still in progress are estimated to be approximately $13 million through 2021.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. Over the past five years we have consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the United States more efficiently. In addition, we entered into several new long-term supply agreements starting in 2017 to further lower our exposure to coal tar availability risk and volatile end markets. As a result, our raw material needs in North America have been significantly less than historically required.

For the external markets served by our CMC business, we expect that North America and Europe will be significantly impacted by the COVID-19 pandemic. We are seeing significant declines in auto manufacturing capacity and other industrial production markets, and consequently, that is resulting in lower demand for our products.  Carbon pitch and phthalic anhydride markets have begun to soften due to declines in demand as manufacturing activity in North America and Europe significantly slowed. In addition, end market pricing for some products has been under pressure in certain regions due to the significant fall in worldwide oil prices.

Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity. In North America, the pullback in steel production had led to lower domestic coal tar availability and an increase in raw material imports to North America at higher prices, while markets in Europe and Australia remain relatively steady. Although automakers had shut down in recent months, the demand for new cars has been improving and therefore, production is resuming for certain models in the second half of 2020. Overall, the cost of coal tar is decreasing in line with end markets, but lagging by approximately three months.

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

Results of Operations – Comparison of Three Months Ended June 30, 2020 and 2019

Consolidated Results

Net sales for the three months ended June 30, 2020 and 2019 are summarized by segment in the following table:

	Three Months Ended June 30,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$209.9	$199.1	5%
Performance Chemicals	137.1	120.8	13%
Carbon Materials and Chemicals	89.6	123.9	-28%
	$436.6	$443.8	-2%

RUPS net sales increased by $10.8 million or five percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I crosstie market as well as the domestic and Australian utility pole markets, along with price increases in the commercial crosstie market in the current year period. Sales of crossties increased by $9.7 million in the current year period. These increases were offset, in part, by volume decreases in our maintenance-of-way businesses and an unfavorable impact from foreign currency translation in the current year period of $0.5 million from our Australian pole business.

PC net sales increased by $16.3 million or 13 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic. These increases were partially offset by a decrease in sales volumes in all of our international markets and an unfavorable impact from foreign currency translation in the current year period of $1.9 million.

CMC net sales decreased by $34.3 million or 28 percent compared to the prior year period due mainly to lower sales prices for carbon pitch and carbon black feedstock globally and lower sales prices for phthalic anhydride in North America as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch globally, lower sales volumes of phthalic anhydride in North America and lower sales volumes of carbon black feedstock in Europe as a result of the pandemic. Foreign currency translation also had an unfavorable impact on sales in the current year period of $1.3 million.

Cost of sales as a percentage of net sales was 77 percent for the quarter ended June 30, 2020 compared to 79 percent in the prior year quarter. Gross margin at PC was favorably impacted by a net amount of $10.1 million due to changes in unrealized gains and losses from our copper swap contracts. Lower gross margins for CMC in the current year period were a result of lower sales volumes and prices for carbon pitch globally.

Depreciation and amortization charges for the quarter ended June 30, 2020 were consistent with the prior year period.

Impairment and restructuring charges for the quarter ended June 30, 2020 were consistent with the prior year period. We recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the three months ended June 30, 2020 related to the announced closure of our Denver, Colorado facility. Prior year charges consisted of asset retirement obligation charges and inventory and fixed asset write-offs related to the closure of our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the quarter ended June 30, 2020 were $3.5 million lower when compared to the prior year period due mainly to a decrease of $1.1 million for employee benefit related expenses and $2.6 million for travel and facility related costs. These decreases were partially offset by an increase in employee incentive expense in the current year period.

Interest expense for the quarter ended June 30, 2020 was $2.9 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the recent drop in LIBOR rates.

Income tax expense for the quarters ended June 30, 2020 and 2019 was $8.0 million. Income before income taxes was $15.1 million higher in the quarter ended June 30, 2020 when compared to the prior year period. However, the related increase to income tax expense was offset by a lower estimated annual effective income tax rate in the quarter ended June 30, 2020 when compared to the prior year period. Also, the quarter ended June 30, 2020 included tax benefits of $2.4 million principally related to provisions of the CARES Act. Income tax expense as a percentage of pre-tax profit for the quarters ended June 30, 2020 and 2019 were 21.4 percent and 35.9 percent, respectively. See Note 10 – “Income Taxes” for further detail.

Segment Results.

Segment operating profit for the three months ended June 30, 2020 and 2019 is summarized by segment in the following table:

	Three Months Ended June 30,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$16.2	$11.8	37%
Performance Chemicals	32.6	14.0	133%
Carbon Materials and Chemicals	1.5	13.0	-88%
Corporate	(0.6)	(0.7)	14%
	$49.7	$38.1	30%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	7.7%	5.9%	1.8%
Performance Chemicals	23.8%	11.6%	12.2%
Carbon Materials and Chemicals	1.7%	10.5%	-8.8%
	11.4%	8.6%	2.8%

RUPS operating profit increased by $4.4 million compared to the prior year period. Operating profit as a percentage of net sales increased to 7.7 percent from an operating profit of 5.9 percent in the prior year period. Operating profit as a percentage of net sales for the three months ended June 30, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our commercial crosstie market and lower selling, general and administrative costs in the current year period.

PC operating profit increased by $18.6 million compared to the prior year period. Operating profit as a percentage of net sales increased to 23.8 percent from 11.6 percent in the prior year period. The current year period was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes during the pandemic along with lower year-over-year raw material prices. These factors were compounded by a net benefit of $10.1 million due to changes in unrealized gains and losses from our copper swap contracts over the prior year period. Excluding the effect of unrealized gains from our copper swap contracts, our operating profit as a percentage of net sales would have been 17.8 percent in the current year period.

CMC operating profit decreased by $11.5 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 1.7 percent from an operating profit of 10.5 percent in the prior year period. Operating profit for the quarter ended June 30, 2020 was negatively affected primarily by lower sales prices for carbon pitch and carbon black feedstock globally and lower sales prices for phthalic anhydride in North America as a result of depressed oil prices. Other contributing factors include lower sales volumes of carbon pitch globally, lower sales volumes of phthalic anhydride in North America and lower sales volumes of carbon black feedstock in Europe as a result of the pandemic.

Results of Operations – Comparison of Six Months Ended June 30, 2020 and 2019

Consolidated Results

Net sales for the six months ended June 30, 2020 and 2019 are summarized by segment in the following table:

	Six Months Ended June 30,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$399.9	$365.2	10%
Performance Chemicals	248.5	219.8	13%
Carbon Materials and Chemicals	190.1	235.7	-19%
	$838.5	$820.7	2%

RUPS net sales increased by $34.7 million or 10 percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets as well as the domestic and Australian utility pole markets, along with price increases in the commercial crosstie market in the current year period. Sales of crossties increased by $33.4 million in the current year period. These increases were offset, in part, by volume decreases in our maintenance-of-way businesses and an unfavorable impact from foreign currency translation in the current year period of $1.5 million from our Australian pole business.

PC net sales increased by $28.7 million or 13 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic. These increases were partially offset by a decrease in sales volumes in all of our international markets and an unfavorable impact from foreign currency translation in the current year period of $3.6 million.

CMC net sales decreased by $45.6 million or 19 percent compared to the prior year period due mainly to lower sales prices for carbon pitch and carbon black feedstock globally and lower sales prices for phthalic anhydride in North America as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch and carbon black feedstock in Europe and North America as a result of the pandemic. Foreign currency translation also had an unfavorable impact on sales in the current year period of $4.6 million.

Cost of sales as a percentage of net sales and depreciation and amortization charges for the six months ended June 30, 2020 were consistent with the prior year period.

Impairment and restructuring charges for the six months ended June 30, 2020 were consistent with the prior year period. We recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the three months ended June 30, 2020 related to the announced closure of our Denver, Colorado facility. Prior year charges consisted of asset retirement obligation charges and inventory and fixed asset write-offs related to the closure of our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the six months ended June 30, 2020 were $5.7 million lower when compared to the prior year period due mainly to a decrease of $2.4 million for employee benefit related expenses and $3.8 million for travel and facility related costs.

Interest expense for the six months ended June 30, 2020 was $5.2 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant drop in LIBOR rates.

Income tax expense for the six months ended June 30, 2020 was $6.2 million as compared to income tax expense of $6.8 million in the prior year period. Income before income taxes was $6.7 million higher in the six months ended June 30, 2020 when compared to the prior year period. However, the related increase to income tax expense was offset by a lower estimated annual effective income tax rate in the six months ended June 30, 2020 when compared to the prior year period. Both periods included benefits related to discrete tax items which significantly influenced the tax provision. In 2020, we recognized net tax benefits of $4.2 million principally related to provisions of the CARES Act and, in 2019, we recognized net tax benefits of $3.7 million principally related to the reversal of unrecognized tax benefits due to audit closures. Income tax expense as a percentage of pre-tax profit for the six months ended June 30, 2020 and 2019 were 16.5 percent and 22.1 percent, respectively. See Note 10 – “Income Taxes” for further detail.

Discontinued operations for the six months ended June 30, 2020 resulted in a loss of $4.4 million compared to income of $2.8 million in the prior year period due primarily to a year-over-year reduction in sales of $61.2 million attributable to the economic effects of COVID-19 on our KJCC operations and lower end market demand.

Segment Results.

Segment operating profit for the six months ended June 30, 2020 and 2019 is summarized by segment in the following table:

	Six Months Ended June 30,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$25.4	$20.5	24%
Performance Chemicals	36.7	26.8	37%
Carbon Materials and Chemicals	2.2	16.2	-86%
Corporate	(1.0)	(1.1)	9%
	$63.3	$62.4	1%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	6.4%	5.6%	0.8%
Performance Chemicals	14.8%	12.2%	2.6%
Carbon Materials and Chemicals	1.2%	6.9%	-5.7%
	7.5%	7.6%	-0.1%

RUPS operating profit increased by $4.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 6.4 percent from an operating profit of 5.6 percent in the prior year period. Operating profit as a percentage of net sales for the six months ended June 30, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our commercial crosstie market and lower selling, general and administrative costs in the current year period.

PC operating profit increased by $9.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 14.8 percent from 12.2 percent in the prior year period. The current year period was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes during the pandemic along with lower year-over-year raw material prices. These favorable factors were partially offset by a net amount of $1.0 million due to changes in unrealized gains and losses from our copper swap contracts and $3.0 million of insurance proceeds recognized in the prior year period.

CMC operating profit decreased by $14.0 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 1.2 percent from an operating profit of 6.9 percent in the prior year period. Operating profit for the six months ended June 30, 2020 was negatively affected primarily by lower sales prices for carbon pitch and carbon black feedstock globally and lower sales prices for phthalic anhydride in North America as a result of depressed oil prices. Other contributing factors include lower sales volumes of carbon pitch and carbon black feedstock in Europe and North America as a result of the pandemic.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2020 was $22.2 million compared to net cash provided by operating activities of $1.4 million in the prior year period. The net increase of $20.8 million in cash provided by operations was due primarily to lower working capital usage of $15.9 million compared to the prior year period, mainly due to improved inventory turnover in the current year period. In addition, the change in income and certain operating activities of $4.9 million from the prior year period had a favorable result on cash provided by operations in the current year period.

Net cash used in investing activities for the six months ended June 31, 2020 was $26.4 million compared to net cash used in investing activities of $15.0 million in the prior year period. The net increase in cash used for investing activities of $11.4 million is primarily due to an increase in capital expenditures of $8.0 million in the current year period. In addition, cash provided by insurance proceeds for capital expenditures of $3.0 million was received in the prior year period.

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2020 compared to $15.1 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the six months ended June 30, 2020 reflected net borrowings of debt of $4.8 million partially offset by repurchases of common stock of $1.2 million related to long-term incentive compensation plans. The cash provided by financing activities in the prior year period reflected net borrowings of $16.3 million partially offset by repurchases of common stock of $0.9 million related to long-term incentive compensation plans.

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”) with a maturity date of May 2024. The interest rate on the Credit Facility is variable and is based on LIBOR. On February 26, 2020, we entered into the Fourth Amendment as described in Note 14 – “Debt”.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2020, the basket totaled $179.4 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of June 30, 2020, we had $157.5 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2020, $7.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes our estimated liquidity as of June 30, 2020 (dollars in millions):

Cash and cash equivalents(1)	$33.0
Amount available under Credit Facility	157.5
Total estimated liquidity	$190.5
(1)	Cash includes approximately $30.8 million held by foreign subsidiaries.

Our estimated liquidity was $254.6 million at December 31, 2019.

Our remaining need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2020, excluding acquisitions, if any, are expected to total approximately $50 to $60 million and are expected to be funded by cash from operations.

Debt Covenants

The covenants under the Credit Facility may restrict the availability to borrow or may restrict the ability of Koppers Inc. to pay dividends. The Credit Facility’s covenants include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at June 30, 2020 was 2.24.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.00. The total secured leverage ratio at June 30, 2020 was 2.06.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The total leverage ratio at June 30, 2020 was 4.49.

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

Effects of COVID-19 on our Liquidity

As of June 30, 2020, we are in compliance with our debt covenant metrics and had $190.5 million of liquidity to fund our operations. Our estimates and assumptions as of the date of this report indicate that we should remain in compliance with our debt covenants and we have identified actions we can implement to help maintain compliance if the impact of COVID-19 has a more pronounced impact on the economy, our business and our ability to generate cash flow and profits than estimated. These impacts are highly uncertain and unpredictable, and include the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Accordingly, the financial effects of the pandemic on our business may have an adverse effect on the determination of, and compliance with, our debt covenants over the next twelve months. In the event we do not maintain compliance with our debt covenants, we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing assets, implementing cost reductions including employee furloughs, and foregoing capital expenditures and other discretionary expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact on their design and operating effectiveness.

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

Health concerns arising from the outbreak of a health epidemic or pandemic, including the currently ongoing COVID-19 pandemic, may have an adverse effect on our business, operating results and financial condition.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 5, 2020	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)