Form 10-Q
period 2020-09-30
Koppers Holdings Inc.
filed 2020-11-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2020 amounted to 21,065,417 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$437.5	$434.2	$1,276.0	$1,254.9
Cost of sales	329.8	346.2	1,004.8	999.1
Depreciation and amortization	12.9	13.3	39.7	39.4
Impairment and restructuring charges	1.6	1.1	5.5	5.2
Selling, general and administrative expenses	34.6	37.1	104.1	112.3
Operating profit	58.6	36.6	121.9	98.9
Other income, net	0.9	0.0	1.9	0.4
Interest expense	11.8	15.4	38.6	47.3
Income from continuing operations before income taxes	47.7	21.2	85.2	51.9
Income tax provision	8.6	2.9	14.8	9.7
Income from continuing operations	39.1	18.3	70.4	42.2
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.4, $(0.7), $1.4, and $(1.8)	0.6	2.2	(3.8)	5.0
Gain on sale of discontinued operations, net of tax expense of $8.3	35.8	0.0	35.8	0.0
Net income	75.5	20.5	102.4	47.2
Net (loss) income attributable to noncontrolling interests	(0.1)	0.6	(1.0)	1.2
Net income attributable to Koppers	$75.6	$19.9	$103.4	$46.0
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.86	$0.88	$3.37	$2.05
Discontinued operations	1.73	0.08	1.56	0.18
Earnings per basic common share	$3.59	$0.96	$4.93	$2.23
Diluted -
Continuing operations	$1.83	$0.86	$3.33	$2.02
Discontinued operations	1.70	0.08	1.55	0.18
Earnings per diluted common share	$3.53	$0.94	$4.88	$2.20
Comprehensive income	$103.3	$5.6	$125.9	$35.9
Comprehensive (loss) income attributable to noncontrolling interests	0.9	0.2	(0.1)	0.8
Comprehensive income attributable to Koppers	$102.4	$5.4	$126.0	$35.1
Weighted average shares outstanding (in thousands):
Basic	21,047	20,684	20,968	20,641
Diluted	21,380	21,030	21,227	20,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2020	December 31, 2019
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$39.5	$32.3
Accounts receivable, net of allowance of $2.3 and $2.6	195.1	161.7
Income tax receivable	1.3	1.1
Inventories, net	266.9	288.5
Assets of discontinued operations held for sale	0.0	17.1
Other current assets	36.2	18.8
Total current assets	539.0	519.5
Property, plant and equipment, net	380.1	358.8
Operating lease right-of-use assets	101.0	112.3
Goodwill	295.3	296.1
Intangible assets, net	153.5	168.4
Deferred tax assets	22.4	23.7
Non-current assets of discontinued operations held for sale	0.0	59.3
Other assets	43.1	26.5
Total assets	$1,534.4	$1,564.6
Liabilities
Accounts payable	$127.6	$162.8
Accrued liabilities	109.2	89.3
Current operating lease liabilities	21.0	22.0
Current maturities of long-term debt	13.7	10.2
Liabilities of discontinued operations held for sale	0.0	11.9
Total current liabilities	271.5	296.2
Long-term debt	796.1	891.0
Accrued postretirement benefits	46.2	46.6
Deferred tax liabilities	7.0	6.8
Operating lease liabilities	80.5	91.5
Non-current liabilities of discontinued operations held for sale	0.0	25.1
Other long-term liabilities	47.6	48.7
Total liabilities	1,248.9	1,405.9
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,640,818 and 23,321,087 shares issued	0.2	0.2
Additional paid-in capital	231.2	221.9
Retained earnings	197.2	93.8
Accumulated other comprehensive loss	(55.1)	(77.7)
Treasury stock, at cost, 2,575,401 and 2,515,925 shares	(92.1)	(90.9)
Total Koppers shareholders’ equity	281.4	147.3
Noncontrolling interests	4.1	11.4
Total equity	285.5	158.7
Total liabilities and equity	$1,534.4	$1,564.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$102.4	$47.2
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	39.7	42.3
Stock-based compensation	8.5	9.0
Change in derivative liability	(4.2)	(0.1)
Non-cash interest expense	2.0	1.9
(Gain) on sale of discontinued operations and loss on disposal of assets and investment	(35.8)	0.6
Insurance proceeds	(0.7)	(3.0)
Deferred income taxes	(3.2)	(2.7)
Change in other liabilities	(0.5)	(7.5)
Other - net	1.8	(1.9)
Changes in working capital:
Accounts receivable	(35.3)	3.4
Inventories	31.3	6.6
Accounts payable	(43.6)	(45.7)
Accrued liabilities	6.7	3.2
Other working capital	(3.6)	3.7
Net cash provided by operating activities	65.5	57.0
Cash provided by (used in) investing activities:
Capital expenditures	(43.8)	(26.8)
Insurance proceeds received	0.7	3.0
Net cash provided by sale of discontinued operations and asset sales	78.1	0.3
Net cash provided by (used in) investing activities	35.0	(23.5)
Cash (used in) provided by financing activities:
Net decrease in credit facility borrowings	(85.6)	(5.0)
Repayments of long-term debt	(7.5)	(27.2)
Issuances of Common Stock	0.8	1.0
Repurchases of Common Stock	(1.2)	(0.9)
Payment of debt issuance costs	(0.2)	(0.9)
Net cash used in financing activities	(93.7)	(33.0)
Effect of exchange rate changes on cash	(0.3)	(0.4)
Change in cash and cash equivalents of discontinued operations held for sale	0.7	(6.7)
Net increase in cash and cash equivalents	7.2	(6.6)
Cash and cash equivalents at beginning of period	32.3	37.4
Cash and cash equivalents at end of period	$39.5	$30.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$23.6	$23.0
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.9	$26.7
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$3.7	$0.3

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

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. COVID-19 continues to impact the United States and other countries across the world, and the duration and ultimate severity of its effects are currently unknown. This current level of uncertainty over the economic and operational impacts of COVID-19 means the related future financial impact cannot be reasonably estimated at this time. Our condensed consolidated financial statements presented herein reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of such assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. In consideration of COVID-19, we evaluated our financial position and determined that a goodwill impairment evaluation triggering event did not occur during the three months ended September 30, 2020 and, therefore, an interim review of impairment was not required. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

2. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact to our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2020-01 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020 and is not expected to have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. This guidance is effective for fiscal years ending after December 15, 2020 and is not expected to have a material impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which has subsequently been amended by ASU No. 2019-04 and ASU No. 2020-03. ASU No. 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted ASU No. 2016-13 as of January 1, 2020 and ASU No.’s 2019-04 and 2020-03 as of July 1, 2020 and there was no material impact on our financial statements.

3. Plant Closures and Divestitures

Over the past six years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. as discussed in “Note 4 – Discontinued Operations”.

•

In the fourth quarter of 2018, we ceased naphthalene refining activities at our Follansbee, West Virginia coal tar distillation facility subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois. In August 2019, we ceased remaining production activities at the Follansbee plant.

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

•	In April 2014, we ceased coal tar distillation activities at our CMC facility located in Uithoorn, the Netherlands.

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. These activities include:

•	In June 2020, we announced the closure of a crosstie treating plant located in Denver, Colorado and in the third quarter of 2020 we discontinued production activities at this location.
• •	In August 2019, we sold our utility pole treatment plant located in Blackstone, Virginia. In August 2015, we closed a crosstie treating plant located in Green Spring, West Virginia.
•	In July 2015, we sold the assets of our 50 percent interest in KSA Limited Partnership, a concrete crosstie manufacturer.

In addition, in 2011, we ceased carbon black production at our CMC facility located in Kurnell, Australia. Costs associated with this closure are included in (loss) income from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2018	$1.7	$3.6	$2.8	$8.1
Accrual	0.0	3.4	3.0	6.4
Cost charged against assets	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.3)	(0.1)	0.0	(0.4)
Cash paid	(0.5)	(6.2)	(0.3)	(7.0)
Currency translation	0.0	0.0	(0.1)	(0.1)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	2.4	5.8
Cost charged against assets	0.0	0.0	(2.4)	(2.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.1)	(0.3)	0.0	(0.4)
Reserve at September 30, 2020	$1.0	$3.3	$2.4	$6.7

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. The sales price was $107.0 million, subject to adjustments for cash, debt and working capital as defined in the sale and purchase agreement. The pre-tax gain on the sale of KJCC was $44.1 million and the after tax gain on the sale was $35.8 million. The net cash proceeds to Koppers was $65.2 million, after noncontrolling interest, Chinese capital gain taxes, transaction costs and estimated working capital adjustments. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account to cover potential customary indemnity claims by the buyers for a period of 18 months. We have previously elected to include proceeds received from the sale of a subsidiary that is separately reported as a discontinued operation within cash flows from continuing operations on the Condensed Consolidated Statement of Cash Flows.

The sale of KJCC represents a strategic shift that has a major effect on our operations and financial results and was, therefore, classified as discontinued operations in our condensed consolidated financial statements and notes, which have been restated accordingly.

Net sales and operating (loss) profit from discontinued operations for the three and nine months ended September 30, 2020 and 2019 consist of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net sales	$8.8	$40.7	$31.6	$124.7
Operating (loss) profit	0.3	3.1	(5.0)	7.5

The cash flows related to KJCC have not been restated in the Condensed Consolidated Statement of Cash Flows. Net cash inflows and outflows from discontinued operations for the nine months ended September 30, 2020 and 2019 consist of the following amounts:

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
Net cash provided by operating activities	$0.7	$30.6
Net cash used in investing activities	(0.9)	(3.8)
Net cash used in financing activities	0.0	(19.8)
Effect of exchange rate changes on cash	(0.5)	(0.3)
Net (decrease) increase in cash and cash equivalents	(0.7)	6.7

Assets of Discontinued Operations Held for Sale

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

The agreement to sell KJCC met all of the criteria to classify its assets and liabilities as held for sale in the first quarter of 2020 and as part of the required evaluation under the held for sale guidance, we determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded.

The below amounts are excluded from the respective balance sheet footnotes as of December 31, 2019. We have incurred aggregated transactions costs related to this divestiture of $3.7 million and $4.9 million during the three and nine months ended September 30, 2020, respectively, which are included in (loss) income from discontinued operations and gain on the sale of discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income.

The following represents the carrying amount of assets and liabilities, by major class, classified as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2019:

December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$0.7
Accounts receivable	2.2
Income tax receivable	0.8
Inventories, net	10.6
Other current assets	2.8
Total current assets held for sale	17.1
Property, plant and equipment, net	56.6
Operating lease right-of-use assets	1.2
Other assets	1.5
Total non-current assets held for sale	59.3
Total assets held for sale	$76.4
Liabilities
Accounts payable	$7.1
Accrued liabilities	4.7
Current operating lease liabilities	0.1
Total current liabilities held for sale	11.9
Deferred tax liabilities	0.6
Operating lease liabilities	1.1
Other long-term liabilities	23.4
Total non-current liabilities held for sale	25.1
Total liabilities held for sale	$37.0

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$39.5	$39.5	$32.3	$32.3
Investments and other assets(a)	1.2	1.2	1.2	1.2
Financial liabilities:
Total debt	$823.0	$818.7	$896.2	$911.9
(a)	Excludes equity method investments.

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and nine months ended September 30, 2020 and 2019 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income	$75.5	$20.5	$102.4	$47.2
Changes in other comprehensive income (loss):
Currency translation adjustment	12.3	(11.4)	3.1	(10.6)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(5.3), $1.7, $(6.9) and $0.6	15.3	(3.7)	19.8	(1.4)
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.2 and $0.3	0.2	0.2	0.6	0.7
Total comprehensive income	103.3	5.6	125.9	35.9
Comprehensive (loss) income attributable to noncontrolling interests	0.9	0.2	(0.1)	0.8
Comprehensive income attributable to Koppers	$102.4	$5.4	$126.0	$35.1

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in “Note 13 – Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments, net of tax, of $1.3 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. Additionally, $2.5 million was reclassified from cumulative translation adjustment to net income attributable to Koppers for the three and nine months ended September 30, 2020.

The following tables present the change in equity for the three months ended September 30, 2020 and 2019, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3
Net income	0.0	0.0	75.6	0.0	0.0	(0.1)	75.5
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	2.9	0.0	0.0	0.0	0.0	2.9
Sale of discontinued operations	0.0	0.0	0.0	0.0	0.0	(7.2)	(7.2)
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	11.3	0.0	1.0	12.3
Unrealized gain on cash flow hedges	0.0	0.0	0.0	15.3	0.0	0.0	15.3
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at September 30, 2020	$0.2	$231.2	$197.2	$(55.1)	$(92.1)	$4.1	$285.5

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$0.2	$212.4	$53.5	$(83.7)	$(90.8)	$11.4	$103.0
Net income	0.0	0.0	19.9	0.0	0.0	0.6	20.5
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive income
Currency translation adjustment	0.0	0.1	0.0	(11.0)	(0.1)	(0.4)	(11.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.7)	0.0	0.0	(3.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at September 30, 2019	$0.2	$215.9	$73.4	$(98.1)	$(90.9)	$11.6	$112.1

The following tables present the change in equity for the nine months ended September 30, 2020 and 2019, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net income	0.0	0.0	103.4	0.0	0.0	(1.0)	102.4
Issuance of common stock	0.0	0.8	0.0	0.0	0.0	0.0	0.8
Employee stock plans	0.0	8.5	0.0	0.0	0.0	0.0	8.5
Sale of discontinued operations	0.0	0.0	0.0	0.0	0.0	(7.2)	(7.2)
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	2.1	0.0	1.0	3.1
Unrealized gain on cash flow hedges	0.0	0.0	0.0	19.8	0.0	0.0	19.8
Unrecognized pension net loss	0.0	0.0	0.0	0.6	0.0	0.0	0.6
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at September 30, 2020	$0.2	$231.2	$197.2	$(55.1)	$(92.1)	$4.1	$285.5

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.2	$206.0	$27.2	$(87.2)	$(90.0)	$10.8	$67.0
Net income	0.0	0.0	46.0	0.0	0.0	1.2	47.2
Issuance of common stock	0.0	1.0	0.0	0.0	0.0	0.0	1.0
Employee stock plans	0.0	9.0	0.0	0.0	0.0	0.0	9.0
Other comprehensive income
Currency translation adjustment	0.0	(0.1)	0.2	(10.2)	0.0	(0.4)	(10.6)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(1.4)	0.0	0.0	(1.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.7	0.0	0.0	0.7
Repurchases of common stock	0.0	0.0	0.0	0.0	(0.9)	0.0	(0.9)
Balance at September 30, 2019	$0.2	$215.9	$73.4	$(98.1)	$(90.9)	$11.6	$112.1

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$75.6	$19.9	$103.4	$46.0
Less: (Loss) income from discontinued operations	0.6	2.2	(3.8)	5.0
Gain on sale of discontinued operations	35.8	0.0	35.8	0.0
Plus: Non-controlling (loss) income	(0.1)	0.6	(1.0)	1.2
Income from continuing operations attributable to Koppers	$39.1	$18.3	$70.4	$42.2
Weighted average common shares outstanding:
Basic	21,047	20,684	20,968	20,641
Effect of dilutive securities	333	346	259	267
Diluted	21,380	21,030	21,227	20,908
Earnings per common share – continuing operations:
Basic earnings per common share	$1.86	$0.88	$3.37	$2.05
Diluted earnings per common share	1.83	0.86	3.33	2.02
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	876	720	862	773

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

The following table shows a summary of the performance stock units as of September 30, 2020:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2018 – 2020	0	118,594	237,188
2019 – 2021	0	192,495	280,846
2020 – 2022	0	231,128	462,256

Performance stock units for the 2017 – 2019 performance period vested in March 2020 at 100 percent of the target share amount of 110,168.

The following table shows a summary of the status and activity of non-vested stock units for the nine months ended September 30, 2020:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	343,012	445,186	788,198	$40.18
Granted	362,161	232,481	594,642	$15.71
Vested	(134,374)	(110,168)	(244,542)	$44.68
Forfeited	(31,068)	(25,282)	(56,350)	$33.93
Non-vested at September 30, 2020	539,731	542,217	1,081,948	$26.04

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	966,849	$28.45
Granted	187,701	$19.63
Exercised	(2,500)	$20.00
Expired	(5,129)	$31.28
Forfeited	(15,637)	$33.44
Outstanding at September 30, 2020	1,131,284	$26.93	5.84	$1.6
Exercisable at September 30, 2020	769,297	$27.32	4.50	$1.4

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2.9	$3.0	$8.5	$9.0
Less related income tax benefit	0.7	0.9	2.2	2.8
Decrease in net income attributable to Koppers	$2.2	$2.1	$6.3	$6.2
Cash received from the exercise of stock options	$0.0	$0.1	$0.0	$0.1

As of September 30, 2020, total future compensation expense related to non-vested stock-based compensation arrangements totaled $17.7 million and the weighted-average period over which this expense is expected to be recognized is approximately 27 months.

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

Contract Balances

The timing of revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers”, results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the Condensed Consolidated Balance Sheet. Contract assets of $4.2 million and $5.1 million are recorded within accounts receivable in our RUPS segment, net of allowance within the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$191.0	$198.8	$590.9	$564.0
Performance Chemicals	147.9	123.9	396.4	343.7
Carbon Materials and Chemicals(a)	98.6	111.5	288.7	347.2
Total	$437.5	$434.2	$1,276.0	$1,254.9
Intersegment revenues:
Performance Chemicals	$3.4	$3.2	$10.3	$9.4
Carbon Materials and Chemicals	20.1	20.3	59.5	56.9
Total	$23.5	$23.5	$69.8	$66.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$4.9	$4.8	$14.8	$14.4
Performance Chemicals	4.3	4.5	13.2	14.0
Carbon Materials and Chemicals(b)	3.7	4.0	11.7	11.0
Total	$12.9	$13.3	$39.7	$39.4
Operating profit (loss):
Railroad and Utility Products and Services	$15.0	$11.3	$40.4	$31.8
Performance Chemicals	30.4	11.7	67.1	38.5
Carbon Materials and Chemicals(c)	13.7	14.0	15.9	30.3
Corporate	(0.5)	(0.4)	(1.5)	(1.7)
Total	$58.6	$36.6	$121.9	$98.9
(a)

Revenue excludes KJCC discontinued operations of $8.8 million and $40.7 million for the three months ended September 30, 2020 and 2019, respectively, and $31.6 million and $124.7 million for the nine months ended September 30, 2020 and 2019, respectively.

(b)

Depreciation and amortization expense excludes KJCC discontinued operations of $0.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

(c)

Operating profit (loss) excludes KJCC discontinued operations of $0.3 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $(5.0) million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$108.4	$117.6	$345.5	$321.3
Utility poles	63.6	61.2	191.4	175.8
Railroad infrastructure services	9.2	9.9	23.3	29.5
Rail joints	4.5	5.5	16.9	22.2
Other products	5.3	4.6	13.8	15.2
Total	191.0	198.8	590.9	564.0
Performance Chemicals:
Wood preservative products	140.5	118.2	375.7	328.2
Other products	7.4	5.7	20.7	15.5
Total	147.9	123.9	396.4	343.7
Carbon Materials and Chemicals:
Pitch and related products	62.9	68.3	171.4	205.4
Phthalic anhydride and other chemicals	14.5	17.7	49.7	58.7
Creosote and distillates	10.3	13.3	33.8	44.6
Naphthalene	3.8	5.2	12.7	17.3
Other products	7.2	7.0	21.2	21.2
Total	98.6	111.5	288.7	347.2
Total	$437.5	$434.2	$1,276.0	$1,254.9

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$571.0	$562.2
Performance Chemicals	508.2	457.7
Carbon Materials and Chemicals(a)	404.6	502.1
All other	50.6	42.6
Total(a)	$1,534.4	$1,564.6
Goodwill:
Railroad and Utility Products and Services	$120.7	$120.7
Performance Chemicals	174.6	175.4
Total	$295.3	$296.1
(a)	The Carbon Materials and Chemicals segment includes $76.4 million of assets of discontinued operations held for sale related to our KJCC business at December 31, 2019.

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to excess stock compensation deductions, changes in tax laws, adjustments to unrecognized tax benefits and changes of estimated tax liability to the actual liability determined upon filing tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pretax income in each domestic and foreign jurisdiction in which we conduct business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.

The estimated annual effective income tax rate, excluding discrete items discussed above, was 25.8 percent and 31.6 percent for the nine months ended September 30, 2020 and 2019, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2020	2019
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	2.7	(1.5)
Nondeductible expenses	1.3	1.7
State income taxes, net of federal tax benefit	0.5	0.7
GILTI inclusion, net of foreign tax credits	0.2	0.9
Change in tax contingency reserves	0.1	0.2
Interest expense deduction limitation	0.0	8.9
Other	0.0	(0.3)
Estimated annual effective income tax rate	25.8%	31.6%

In reaction to the economic effects of the COVID-19 pandemic, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. This legislation provides stimulus and relief for affected entities and individuals, broadly provides tax payment relief and significant business incentives, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. Among its many provisions, the CARES Act modifies the limitation on the interest expense deduction for tax years beginning in 2019 and 2020. This modification increases the allowable business interest expense deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income.

To determine adjusted taxable income, taxpayers compute their taxable income and then add or subtract specified adjustments, including, for taxable years beginning before 2022, adding back depreciation and amortization. On July 28, 2020, the Internal Revenue Service released finalized regulations and proposed new regulations that modify the calculation of adjusted taxable income. The finalized regulations provide that any depreciation, amortization, or depletion capitalized to inventory and included in cost of goods sold may be added back in the year capitalized.

These modifications and finalized regulations impact both our 2019 and 2020 income tax provisions and we have included the net impact as discrete items in the nine months ended September 30, 2020. We have recorded a benefit of $4.0 million for changes to our 2019 tax provision and a benefit of $2.4 million for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized.

Income taxes as a percentage of pretax income were 18.0 percent for the three months ended September 30, 2020. This is lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $3.1 million for the three months ended September 30, 2020. Discrete items were primarily related to the legislative changes and finalized regulations regarding the limitation on the interest expense deduction and a benefit due to an amended tax return.

Income taxes as a percentage of pretax income were 13.7 percent for the three months ended September 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $3.0 million for the three months ended September 30, 2019.  Discrete items were primarily related to favorable provision-to-return adjustments that were recorded as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated.

Income taxes as a percentage of pretax income were 17.4 percent for the nine months ended September 30, 2020. This is lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $7.3 million for the nine months ended September 30, 2020. Discrete items were primarily related to the legislative changes and finalized regulations regarding the limitation on the interest expense deduction and a benefit due to an amended tax return.  These discrete items were offset by a tax deduction reduction for vested stock awards.

Income taxes as a percentage of pretax income were 18.7 percent for the nine months ended September 30, 2019. This is lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $6.7 million for the nine months ended September 30, 2019. Discrete items were primarily related to the reversal of various unrecognized tax benefits due to the closure of the Company’s U.S. tax audit and favorable provision-to-return adjustments that were recorded as a result of filing the Company’s 2018 U.S. tax return. These favorable adjustments were predominately due to various tax return positions which enabled us to increase our U.S. taxable income and therefore decrease the limitation on our interest expense deduction as originally estimated.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the nine months ended September 30, 2020.

Unrecognized Tax Benefits

The Company files income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $1.9 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.9 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of September 30, 2020 and December 31, 2019, we had accrued approximately $0.8 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of September 30, 2020 and December 31, 2019 are summarized in the table below:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Raw materials	$221.8	$232.0
Work in process	13.1	12.0
Finished goods	86.5	107.8
	$321.4	$351.8
Less revaluation to LIFO	54.5	63.3
Net(a)	$266.9	$288.5

(a)	Net inventories excludes $10.6 million of assets of discontinued operations held for sale related to our KJCC business as of December 31, 2019.

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2020 and December 31, 2019 are summarized in the table below:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Land	$16.3	$15.0
Buildings	71.0	70.5
Machinery and equipment	777.7	732.4
	$865.0	$817.9
Less accumulated depreciation	484.9	459.1
Net(a)	$380.1	$358.8

(a)	Net property, plant, and equipment excludes $56.6 million of assets of discontinued operations held for sale related to our KJCC business as of December 31, 2019.

13. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Service cost	$0.3	$0.4	$1.0	$1.1
Interest cost	1.6	1.9	4.7	5.9
Expected return on plan assets	(2.0)	(1.9)	(5.8)	(5.9)
Amortization of net loss	0.4	0.4	1.1	1.2
Net periodic benefit cost	$0.3	$0.8	$1.0	$2.3
Defined contribution plan expense	$1.6	$2.2	$5.6	$6.3

14. Debt

Debt as of September 30, 2020 and December 31, 2019 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2020	December 31, 2019
(Dollars in millions)
Term Loan	3.35%	2024	$75.0	$82.5
Revolving Credit Facility and other	3.35%	2024	243.7	329.4
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			818.7	911.9
Less short-term debt and current maturities of long-term debt			13.7	10.2
Less unamortized debt issuance costs			8.9	10.7
Long-term debt			$796.1	$891.0

Credit Facility

The Company maintains a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the Credit Facility”), as amended. The secured term loan has a quarterly amortization of $2.5 million and the interest rate on the Credit Facility is variable and is based on LIBOR.

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

As of September 30, 2020, we had $307.3 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2020, $7.0 million of commitments were utilized by outstanding letters of credit.

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

	September 30, 2020	December 31, 2019
(Dollars in millions)
Asset retirement obligation at beginning of year	$20.7	$27.0
Accruals	2.9	2.3
Accretion expense	0.8	1.5
Revision in estimated cash flows	0.1	2.4
Cash expenditures	(4.6)	(12.5)
Balance at end of period	$19.9	$20.7

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $8.1 million and $23.2 million during the three and nine months ended September 30, 2020, respectively, and $7.1 million and $23.0 million during the three and nine months ended September 30, 2019, respectively. Variable lease costs were $0.8 million and $2.7 million during the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.5 million during the three and nine months ended September 30, 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of September 30, 2020:

(Dollars in millions)
2020	$7.6
2021	26.7
2022	22.5
2023	17.1
2024	14.8
Thereafter	44.8
Total lease payments	$133.5
Less: Interest	(32.0)
Present value of lease liabilities	$101.5

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$101.0	$112.3
Current operating lease liabilities	$21.0	$22.0
Operating lease liabilities	80.5	91.5
Total operating lease liabilities	$101.5	$113.5
Weighted average remaining lease term, in years	6.6	7.1
Weighted average discount rate	7.6%	7.7%

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

As of September 30, 2020 and December 31, 2019, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(Amounts in millions)
Cash flow hedges	69.2	56.5	$30.3	$4.5
Not designated as hedges	13.4	16.6	5.7	1.7
Total	82.6	73.1	$36.0	$6.2

As of September 30, 2020 and December 31, 2019, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$15.5	$2.1
Other assets	20.5	4.1
Asset on balance sheet	$36.0	$6.2
Accumulated other comprehensive gain, net of tax	$23.0	$3.3

Based upon contracts outstanding at September 30, 2020, in the next twelve months we estimate that $9.7 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from comprehensive income into earnings.

See “Note 6 – Comprehensive Income and Equity”, for amounts recorded in comprehensive income and for amounts reclassified from accumulated other comprehensive loss to net income for the periods specified below. For the three and nine months ended September 30, 2020 and 2019, the gain (loss) from contracts not designated as hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Gain (loss) from contracts not designated as hedges	$3.9	$(1.2)	$4.2	$0.1

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the Condensed Consolidated Statement of Operations and Comprehensive Income.

As of September 30, 2020 and December 31, 2019, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	September 30, 2020	December 31, 2019
(Dollars in millions)
Other current assets	$0.6	$0.3
Accrued liabilities	(0.4)	(0.5)
Net asset (liability) on balance sheet	$0.2	$(0.2)

As of September 30, 2020 and December 31, 2019, the net currency units outstanding for these contracts were:

	September 30, 2020	December 31, 2019
(In millions)
British Pounds	GBP 2.5	GBP 3.7
New Zealand Dollars	NZD 12.6	NZD 16.0
United States Dollars	USD 3.3	USD 6.2
Euro	EUR 0.0	EUR 1.2

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of September 30, 2020. This is the same number of plaintiffs and cases pending as of December 31, 2019. As of September 30, 2020, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Domestic Environmental Matters. On June 4, 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at our facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA. In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. In December 2019, the EPA presented Koppers Inc. with a proposed penalty of $2.8 million regarding the alleged violations. In October 2020, we signed a consent decree with the EPA and agreed to a total penalty of $1.0 million. We expect the consent decree order will be entered and be declared effective by December 1, 2020. Accordingly we have accrued our estimated liability of the probable penalty as of September 30, 2020.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $2.1 million at September 30, 2020. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2020, our estimated environmental remediation liability for these acquired sites totals $4.3 million.

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

In May 2020, the NSW EPA brought additional proceedings against KCMC related to a series of May 2019 incidents involving alleged air pollution and odor complaints. The Company agreed to plead guilty to two of the charges and the remaining charges were dropped by the NSW EPA. Both the October 2019 and May 2020 proceedings were procedurally joined and The Land and Environment Court is expected to enter a final order and assess a fine by the end of the year. We have accrued our estimated liability associated with the matters as of September 30, 2020.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2020, our estimated environmental remediation liability for this acquired site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, excluding files and penalties of which $2.7 million and $2.8 million are classified as current liabilities at September 30, 2020 and December 31, 2019, respectively:

	Period ended
	September 30, 2020	December 31, 2019
(Dollars in millions)
Balance at beginning of year	$9.5	$10.1
Expense	0.2	0.5
Reversal of reserves	0.0	(0.8)
Cash expenditures	(0.3)	(0.3)
Balance at end of period	$9.4	$9.5

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; existing and future adverse effects as a result of the coronavirus (COVID-19) pandemic; disruption in the U.S. and global financial markets; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability and costs of key raw materials and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a leading integrated global provider of treated wood products, wood preservation chemicals, and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber, and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing facilities located in North America, South America, Australasia, and Europe.

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

Our operations were temporarily curtailed in New Zealand after government restrictions required the temporary closure of operations during the first half of the year. Our remaining 31 facilities, principally in the United States, Canada, the United Kingdom, Australia and Denmark, were permitted to continue to operate. As of September 30, 2020, all facilities in our manufacturing network are fully operational.

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

The full extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the ultimate severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of September 30, 2020. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

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

Historically, North American demand for crossties had been in the range of 22-25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2019 were approximately 20 million, of which 15 million were for Class I railroads. For 2020, the RTA has projected that approximately 17 million crossties will be installed, given the uncertainties related to COVID-19. Throughout 2020, freight-rail traffic continued to decline, and passenger railroads and transit systems suspended or canceled operations due to lower ridership from stay-at-home restrictions. The reduced activity prompted larger track maintenance windows to be available and, as a result, the railroad industry is managing to offset lower volumes with increased productivity as certain railroads are taking advantage of reduced track time to increase maintenance on their infrastructure.

For distribution poles, nearly half of the installed base is over 40 years old and demand has historically been in the range of two to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility poles market include growing global energy consumption as well as expansion of the global telecommunication industry. Now more than ever, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population continue to work remotely due to the COVID-19 pandemic. As such, we anticipate that 2020 demand will be relatively stable to slightly higher, although certain utilities are having issues securing line hardware and transformers which could continue into 2021. Longer term, we are evaluating opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets. Regarding the supply chain, we expect that the availability of raw materials will remain consistent even with lumber in high demand.

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

According to the American Association of Railroads (“AAR”), even though rail traffic in 2020 lags significantly from the prior year, Class I railroad activities began improving in May and that has continued, particularly in intermodal units. Through September 30, 2020, total U.S. carload traffic decreased 15.3 percent from the same period last year, while intermodal units were lower by 5.9 percent. The combined U.S. traffic for carloads and intermodal units declined by 10.4 percent. According to the AAR, coal and other energy-related rail commodities remain challenged. However, intermodal traffic is closer than any other rail traffic category to pre-pandemic levels and continues to improve as retailers and others are restocking inventories to prepare for the upcoming holiday season.

In terms of raw material, while forestry has generally been deemed essential during the COVID-19 outbreak and tie demand has remained consistent, sawmills are being hampered by low demand in other key markets such as wood fibers used in palettes or shipping containers or mats for the oil and gas industry. So far to date, we have not experienced a noticeable impact as sawmills are continuing to produce poles and crossties to maintain their operations and cash flow. The RTA reports that the availability of logs is near the ideal rate, as is the outlook for log availability over the next six to 12 months. We are reducing crosstie purchases to be more in line with prior year levels for the remainder of 2020 in order to stabilize inventory levels. In addition, we are receiving more dry ties from third parties for certain Class I customers and that should help maintain year-over-year treating levels in the second half of 2020.

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

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With 16 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In June 2020, we announced the closure of our Denver, Colorado facility and, as such, in the second quarter of 2020 we recorded charges of $5.8 million for asset retirement obligations, fixed asset write-offs and severance. As of September 30, 2020, we have discontinued treating activities at this location. As a result of this closure, we expect additional restructuring and related charges to earnings of approximately $4 to $9 million through 2021.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes have rebounded and are showing strong demand during the past several months. According to the National Association of Realtors® (“NAR”), total existing-home sales grew in September for the fourth consecutive month. According to the NAR, total existing home sales increased 9.4 percent from August, and up 20.9 percent from a year ago.  The increased buying activity is attributed to record-low interest rates and higher demand for existing homes, which includes buyers of vacation homes given the flexibility to work remotely.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, moderate gains in homeowner spending for improvements and repairs are expected through much of 2021 as initial concerns of a possible pandemic-induced downturn have largely dissipated. The Remodeling Futures Program is no longer providing a downside range for its home remodeling outlook, given the resilience of housing markets. The LIRA projects annual growth in renovation and repair spending of 4.1 percent by the first quarter of 2021 with gains softening to 1.7 percent by the third quarter of 2021.

The Conference Board Consumer Confidence Index® increased in September, after declining in August. The Index now stands at 101.8, up from 86.3 in August. While the Index increased substantially in September, after back-to-back monthly declines, it remains below pre-pandemic levels. Consumers have a more favorable view of current business and labor market conditions, along with renewed optimism about the short-term outlook.

Although the market data and projections for home improvements are continually changing, we are anticipating continued strong demand for residential treated wood in North America, primarily in the U.S. In looking at residential renovation markets, businesses are indicating a more positive outlook for 2020 than at the beginning of pandemic. In addition, the housing industry reported an increase in the number of buyers who are actively pursuing the purchase of a new or existing home, which supports a continued favorable outlook. As homeowners are focusing on the importance of their homes in a work-life environment and with interest rates at historically low levels, we expect the pace to continue at least through 2020 and potentially into 2021.

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

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. The sales price was $107.0 million, subject to adjustments for cash, debt and working capital as defined in the sale and purchase agreement. The pre-tax gain on the sale of KJCC was $44.1 million and the after tax gain on the sale was $35.8 million. The net cash proceeds to Koppers was $65.2 million, after noncontrolling interest, Chinese capital gain taxes, transaction costs and estimated working capital adjustments. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account to cover potential customary indemnity claims by the buyers for a period of 18 months.

In the third quarter of 2019, we ceased remaining production activities at our Follansbee, West Virginia facility. As a result of this action and other previously disclosed initiatives to reduce capacity in our CMC business, we expect additional restructuring and related charges to earnings of approximately $2 million to $5 million through 2021. The overall remaining future cash requirements for CMC plant closures still in progress are estimated to be approximately $13 million through 2021.

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

For the external markets served by our CMC business, we expect that North America and Europe will continue to be significantly impacted by the COVID-19 pandemic. We have seen significant declines in auto manufacturing capacity and other industrial production markets, and consequently, that has resulted in lower demand for our products.  Carbon pitch and phthalic anhydride markets have softened due to declines in demand as manufacturing activity in North America and Europe significantly slowed. In addition, end market pricing for some products has been under pressure in certain regions due to the significant fall in worldwide oil prices.

Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity. In North America, the pullback in steel production had led to lower domestic coal tar availability and an increase in raw material imports to North America at higher prices, while markets in Europe and Australia remain relatively steady. Although automakers had shut down in recent months, the demand for new cars has been improving and therefore, production has resumed for certain models in the second half of 2020. Overall, the cost of coal tar is decreasing in line with end markets, but lagging by approximately three months.

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

Results of Operations – Comparison of Three Months Ended September 30, 2020 and 2019

Consolidated Results

Net sales for the three months ended September 30, 2020 and 2019 are summarized by segment in the following table:

	Three Months Ended September 30,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$191.0	$198.8	-4%
Performance Chemicals	147.9	123.9	19%
Carbon Materials and Chemicals	98.6	111.5	-12%
	$437.5	$434.2	1%

RUPS net sales decreased by $7.8 million or four percent compared to the prior year period. The sales decrease was primarily due to modest volume decreases in the commercial crosstie market as well as the domestic utility pole market, along with a slight unfavorable pricing impact of customer discounts in the Class I crosstie market in the current year period. Sales of crossties decreased by $9.2 million in the current year period. These decreases were offset, in part, by volume increases in our Australian utility pole market and our crosstie disposal business and pricing increases in our domestic utility pole market.

PC net sales increased by $24.0 million or 19 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic, along with an increase in sales volumes in our international markets resulting from pent-up demand due to several months of restrictions associated with the pandemic.

CMC net sales decreased by $12.9 million or 12 percent compared to the prior year period due mainly to lower sales prices for carbon pitch, carbon black feedstock and phthalic anhydride as a result of depressed oil prices in the current year period. These decreases were offset, in part, by volume increases of carbon pitch in Australia and phthalic anhydride in North America. Foreign currency translation also had a favorable impact on sales in the current year period of $3.3 million.

Cost of sales as a percentage of net sales was 75 percent for the quarter ended September 30, 2020 compared to 80 percent in the prior year quarter. Gross margin at PC was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes. Improved margins at RUPS were due to a favorable sales mix in our Class I crosstie market and higher margins in our domestic utility pole and maintenance-of-way markets.

Depreciation and amortization charges for the quarter ended September 30, 2020 were consistent with the prior year period.

Impairment and restructuring charges for the quarter ended September 30, 2020 were consistent with the prior year period. The current year period included accelerated depreciation, demolition and other plant closure period costs related to the closure of our Denver, Colorado facility. The prior year period included accelerated depreciation related to the closure of our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the quarter ended September 30, 2020 were $2.5 million lower when compared to the prior year period due mainly to a decrease in consulting and professional service expenses as well as travel and facility related costs.

Interest expense for the quarter ended September 30, 2020 was $3.6 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the recent decrease in LIBOR rates.

Income tax expense for the quarter ended September 30, 2020 was $8.6 million, an increase of $5.7 million when compared to the prior year quarter. The increase is primarily due to income before income taxes being $26.5 million higher in the quarter ended September 30, 2020 when compared to the prior year quarter. The increase is partially offset by a lower estimated annual effective income tax rate in the quarter ended September 30, 2020 when compared to the prior year quarter.  Income tax expense as a percentage of pre-tax profit for the quarters ended September 30, 2020 and 2019 were 18.0 percent and 13.7 percent, respectively. Discrete items for the quarter ended September 30, 2020 and the quarter ended September 30, 2020 were approximately the same. See Note 10 – “Income Taxes” for further detail about the estimated annual effective income tax rate and about the specific discrete items.

Discontinued operations for the quarter ended September 30, 2020 resulted in income of $0.6 million compared to $2.2 million in the prior year period due primarily to a year-over-year reduction in net sales of $31.9 million attributable to the economic effects of COVID-19 on our KJCC operations and lower end market demand.

Gain on sale of discontinued operations for the quarter ended September 30, 2020 is related to the sale of our KJCC business in China in September 2020. See Note 4 – “Discontinued Operations” for further detail.

Segment Results.

Segment operating profit for the three months ended September 30, 2020 and 2019 is summarized by segment in the following table:

	Three Months Ended September 30,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$15.0	$11.3	33%
Performance Chemicals	30.4	11.7	160%
Carbon Materials and Chemicals	13.7	14.0	-2%
Corporate	(0.5)	(0.4)	-25%
	$58.6	$36.6	60%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	7.9%	5.7%	2.2%
Performance Chemicals	20.6%	9.4%	11.2%
Carbon Materials and Chemicals	13.9%	12.6%	1.3%
	13.4%	8.4%	5.0%

RUPS operating profit increased by $3.7 million compared to the prior year period. Operating profit as a percentage of net sales increased to 7.9 percent from an operating profit of 5.7 percent in the prior year period. Operating profit as a percentage of net sales for the quarter ended September 30, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our Class I crosstie market and lower selling, general and administrative costs in the current year period.

PC operating profit increased by $18.7 million compared to the prior year period. Operating profit as a percentage of net sales increased to 20.6 percent from 9.4 percent in the prior year period. The current year period was favorably impacted by higher sales volumes in North America driven by increased home repair and remodeling activities during the pandemic, a favorable sales mix, better absorption on higher production volumes during the pandemic and lower selling, general and administrative costs.

CMC operating profit decreased by $0.3 million compared to the prior year period. Operating profit as a percentage of net sales increased to 13.9 percent from an operating profit of 12.6 percent in the prior year period. Operating profit for the quarter ended September 30, 2020 was favorably impacted by volume increases of carbon pitch in Australia and phthalic anhydride in North America and lower selling, general and administrative costs in the current year period. These favorable factors were offset, in part, by lower sales prices for carbon pitch and carbon black feedstock globally and lower sales prices for phthalic anhydride in North America as a result of depressed oil prices in the current year period.

Results of Operations – Comparison of Nine Months Ended September 30, 2020 and 2019

Consolidated Results

Net sales for the nine months ended September 30, 2020 and 2019 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$590.9	$564.0	5%
Performance Chemicals	396.4	343.7	15%
Carbon Materials and Chemicals	288.7	347.2	-17%
	$1,276.0	$1,254.9	2%

RUPS net sales increased by $26.9 million or five percent compared to the prior year period. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets as well as the domestic and Australian utility pole markets, along with price increases in the domestic utility pole market in the current year period. Sales of crossties increased by $24.2 million in the current year period. These increases were offset, in part, by volume decreases in our maintenance-of-way businesses and certain pricing discounts in the Class I crosstie market in the current year period.

PC net sales increased by $52.7 million or 15 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic, along with an increase in sales volumes in our international markets resulting from pent-up demand due to several months of restrictions associated with the pandemic. These increases were partially offset by an unfavorable impact from foreign currency translation in the current year period of $4.3 million.

CMC net sales decreased by $58.5 million or 17 percent compared to the prior year period due mainly to lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch and carbon black feedstock as a result of the pandemic. These decreases were offset, in part, by volume increases of carbon pitch in Australia.

Cost of sales as a percentage of net sales was 79 percent for the nine months ended September 30, 2020 compared to 80 percent in the prior year period. Gross margin at PC was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes. Improved margins at RUPS were due to a favorable sales mix in our Class I crosstie market and higher margins in our domestic utility pole and maintenance-of-way markets. Lower gross margins for CMC in the current year period were a result of lower sales prices for carbon pitch, carbon black feedstock and phthalic anhydride.

Depreciation and amortization charges for the nine months ended September 30, 2020 were consistent with the prior year period.

Impairment and restructuring charges for the nine months ended September 30, 2020 were consistent with the prior year period. The current year period primarily consists of charges for asset retirement obligations, fixed asset write-offs, severance, accelerated depreciation, demolition and other plant closure period costs related to the closure of our Denver, Colorado facility. The prior year period primarily consisted of asset retirement obligation charges, accelerated depreciation and inventory and fixed asset write-offs related to the closure of our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $8.2 million lower when compared to the prior year period due mainly to a decrease in consulting and professional service expenses, travel and facility related costs and employee related benefits.

Interest expense for the nine months ended September 30, 2020 was $8.7 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in LIBOR rates.

Income tax expense for the nine months ended September 30, 2020 was $14.8 million, an increase of $5.1 million when compared to the prior year period. The increase is primarily due to income before income taxes being $33.3 million higher in the period ended September 30, 2020 when compared to the prior year period. The increase is partially offset by a lower estimated annual effective income tax rate in the nine months ended September 30, 2020 when compared to the prior year period. Income tax expense as a percentage of pre-tax profit for the nine months ended September 30, 2020 and 2019 were 17.4 percent and 18.7 percent, respectively. Discrete items for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were approximately the same. See Note 10 – “Income Taxes” for further detail about the estimated annual effective income tax rate and about the specific discrete items.

Discontinued operations for the nine months ended September 30, 2020 resulted in a loss of $3.8 million compared to income of $5.0 million in the prior year period due primarily to a year-over-year reduction in net sales of $93.1 million attributable to the economic effects of COVID-19 on our KJCC operations and lower end market demand.

Gain on sale of discontinued operations for the nine months ended September 30, 2020 is related to the sale of our KJCC business in China in September 2020. See Note 4 – “Discontinued Operations” for further detail.

Segment Results.

Segment operating profit for the nine months ended September 30, 2020 and 2019 is summarized by segment in the following table:

	Nine Months Ended September 30,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$40.4	$31.8	27%
Performance Chemicals	67.1	38.5	74%
Carbon Materials and Chemicals	15.9	30.3	-48%
Corporate	(1.5)	(1.7)	12%
	$121.9	$98.9	23%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	6.8%	5.6%	1.2%
Performance Chemicals	16.9%	11.2%	5.7%
Carbon Materials and Chemicals	5.5%	8.7%	-3.2%
	9.6%	7.9%	1.7%

RUPS operating profit increased by $8.6 million compared to the prior year period. Operating profit as a percentage of net sales increased to 6.8 percent from an operating profit of 5.6 percent in the prior year period. Operating profit as a percentage of net sales for the nine months ended September 30, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our Class I crosstie market and lower selling, general and administrative costs in the current year period.

PC operating profit increased by $28.6 million compared to the prior year period. Operating profit as a percentage of net sales increased to 16.9 percent from 11.2 percent in the prior year period. The current year period was favorably impacted by higher sales volumes in North America driven by increased home repair and remodeling activities during the pandemic, a favorable sales mix, better absorption on higher production volumes during the pandemic and lower selling, general and administrative costs.

CMC operating profit decreased by $14.4 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 5.5 percent from an operating profit of 8.7 percent in the prior year period. Operating profit for the nine months ended September 30, 2020 was negatively affected primarily by lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch and carbon black feedstock as a result of the pandemic. These decreases were offset, in part, by volume increases of carbon pitch in Australia.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2020 was $65.5 million compared to net cash provided by operating activities of $57.0 million in the prior year period. The net increase of $8.5 million in cash provided by operations was due primarily to an increase in net income as well as a positive net change in certain other operating activities of $24.2 million from the prior year period, which had a favorable result on cash provided by operations in the current year period. These drivers were partly offset by higher working capital usage of $15.7 million compared to the prior year period, mainly due to an increase in accounts receivable in the current year period.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $35.0 million compared to net cash used in investing activities of $23.5 million in the prior year period. The net increase in cash provided by investing activities of $58.5 million is primarily due to net cash of $78.1 million provided by the sale of KJCC partly offset by an increase in capital expenditures of $17.0 million in the current year period.

Net cash used in financing activities was $93.7 million for the nine months ended September 30, 2020 compared to $33.0 million of net cash used in financing activities in the prior year period. The cash used in financing activities in the nine months ended September 30, 2020 reflected net repayments of debt of $93.1 million and repurchases of common stock of $1.2 million related to long-term incentive compensation plans. The cash used in financing activities in the prior year period, reflected net repayments of $32.2 million and repurchases of common stock of $0.9 million.

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”), as amended, with a maturity date of May 2024. The interest rate on the Credit Facility is variable and is based on LIBOR.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2020, the basket totaled $217.2 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

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

As of September 30, 2020, we had $305.7 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of September 30, 2020, $7.0 million of commitments were utilized by outstanding letters of credit.

In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the revolving credit facility. Under the terms of the Credit Facility, net proceeds must be used to reduce term loan borrowings within a specified period. Accordingly, we expect that we will repay term loans of approximately $10 to $20 million in the fourth quarter of 2020. Any amount of repaid term loan borrowings will not be available for future borrowing liquidity. In addition, as of December 31, 2020, our total secured leverage ratio will not be permitted to exceed 2.75 times and our total leverage ratio will not be permitted to exceed 5.0 times due to a scheduled reduction of these ratios under our credit agreement. We expect the effect of the step down of these covenant ratios to reduce our liquidity by approximately $50 million as of December 31, 2020.

The following table summarizes our estimated liquidity as of September 30, 2020 (dollars in millions):

Cash and cash equivalents(1)	$37.2
Amount available under Credit Facility	305.7
Total estimated liquidity	$342.9
(1)	Cash includes approximately $35.8 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

Our estimated liquidity was $254.6 million at December 31, 2019.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2020, excluding acquisitions, if any, are expected to total approximately $55 to $60 million and are expected to be funded by cash from operations. We anticipate that our estimated liquidity adjusted for the pay down of the term loans and step down of the covenant ratios discussed above will continue to be adequate to fund our cash requirements for the next twelve months.

Debt Covenants

The covenants under the Credit Facility may restrict the availability to borrow or may restrict the ability of Koppers Inc. to pay dividends. The Credit Facility’s covenants include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at September 30, 2020 was 2.37.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 3.00. The total secured leverage ratio at September 30, 2020 was 1.51.

◾

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.25. The total leverage ratio at September 30, 2020 was 3.83.

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

Effects of COVID-19 on our Liquidity

As of September 30, 2020, we are in compliance with our debt covenants under the Credit Facility and had $342.9 million of liquidity to fund our operations. Our estimates and assumptions as of the date of this report indicate that we should remain in compliance with our debt covenants and we have identified actions we can implement to help maintain compliance if the impact of COVID-19 has a more pronounced impact on the economy, our business and our ability to generate cash flow and profits than estimated. These impacts are highly uncertain and unpredictable, and include the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Accordingly, the financial effects of the pandemic on our business may have an adverse effect on the determination of, and compliance with, our debt covenants over the next twelve months. In the event we do not maintain compliance with our debt covenants, we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing assets, implementing cost reductions including employee furloughs, and foregoing capital expenditures and other discretionary expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact, if any, on their design and operating effectiveness.

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

U.S. and international governmental responses to the COVID-19 pandemic have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although most of our operations have been considered essential and exempt, and therefore have been able to continue to operate without interruption, our operations in New Zealand were temporarily curtailed. If any of the applicable exemptions are amended or revoked in the future or if additional restrictions that impact us are implemented in response to COVID-19 or any other health epidemic or pandemic, it could adversely impact our business, operating results and financial condition. Furthermore, to the extent that any of these exemptions do not extend to our key suppliers and customers, this also would adversely impact us in turn.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2020, the Management Development and Compensation Committee of the Board of Directors of Koppers Holdings Inc. (the “Company”) approved a one-time cash incentive payment in the aggregate amount of $3.0 million to participants in the 2020 Koppers Annual Incentive Plan.  This one-time cash incentive is intended to not only recognize the successful completion of the sale of the Company’s 75-percent owned subsidiary, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”), on September 30, 2020, but also to recognize that annual incentive determinations in prior years were impacted by the understated pricing paid by KJCC’s largest customer in such prior years. As a result, the following one-time cash incentive payments were approved:

Named Executive Officer	One-Time Cash Incentive Payment
Leroy M. Ball	$205,808
President and Chief Executive Officer
Michael J. Zugay	$57,538
Chief Financial Officer
Steven R. Lacy	$94,255
Assistant to the President of Koppers Inc.
James A. Sullivan	$189,280
Executive Vice President and Chief Operating Officer
Douglas J. Fenwick	$43,495
President, Performance Chemicals

These one-time cash incentive payments will be made by the end of January 2021.

ITEM 6. EXHIBITS

4.1*

Third Supplemental Indenture, dated as of August 20, 2020, among Koppers Utility Services LLC, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

10.1*

Fifth Amendment to Credit Agreement, dated as of August 28, 2020, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Assocation, as Administrative Agent

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 4, 2020	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)