Form 10-K
period 2020-12-31
Koppers Holdings Inc.
filed 2021-02-24
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2020 was $386.9 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 29, 2021, 21,098,544 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2020 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any resulting impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook”, “guidance”, “forecast”, “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plan”, “potential”, “intend”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies.

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

◾	availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper;
◾	the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins;
◾	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
◾	our ability to operate within the limitations of our debt covenants;
◾	capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations;
◾	general economic and business conditions, including demand for our goods and services;
◾	existing and future adverse effects as a result of the coronavirus (COVID-19) pandemic;
◾	potential difficulties in protecting intellectual property;
◾	potential impairment of our goodwill and/or long-lived assets;
◾	the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition;
◾

economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries;

◾	changes in laws, including tax regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
◾	parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
◾	unfavorable resolution of litigation or other legal proceedings against us;
◾	the other factors set forth under “Risk Factors”; as well as those discussed more fully elsewhere in this Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

In this report, unless otherwise noted or the context otherwise requires, (i) the term “Koppers”, “Koppers Holdings”, the “Company”, “we” or “us” refers to Koppers Holdings Inc. and its consolidated subsidiaries, (ii) the term “KH” refers to Koppers Holdings Inc. and not any of its subsidiaries and (iii) the term “KI” refers to Koppers Inc. and not any of its subsidiaries. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. Koppers Holdings Inc. has substantially no operations independent of Koppers Inc. and its subsidiaries. The use of these terms is not intended to imply that Koppers Holdings Inc. and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc.

We are a leading integrated global provider of treated wood products, wood preservation chemicals and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing capabilities in North America, South America, Australasia and Europe.

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

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products, located in the United States and Australia, include the pressure treatment of transmission and distribution poles for electric and telephone utilities. The RUPS business operates 20 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our largest railroad customers’ rail lines.

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

Koppers Holdings Inc.     2020 Annual Report

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 74 percent of all crossties produced in the United States and Canada. Approximately 72 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 600 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market trended lower in 2020, with approximately 18.7 million replacement crossties purchased during the year, up from 18.5 million and down from 21.2 million purchased during 2019 and 2018, respectively.

Demand for railroad crossties may decline during winter months due to inclement weather conditions which make it difficult to harvest lumber and to install railroad crossties. As a result, operating results may vary from quarter to quarter depending on the severity of weather conditions and other variables affecting our products.

We believe our North American utility pole business is the second largest producer of utility poles in the United States, and we believe our Australian utility pole business is the largest producer of utility poles in Australia. Utility poles are produced mainly from pine species in the United States and the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market pilings for marine applications and smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including chromated copper arsenate and creosote, which we produce internally and purchase from PC and CMC, respectively, and pentachlorophenol, which we purchase from an outside supplier. It is expected that the only North American manufacturer of pentachlorophenol will permanently cease production by the end of 2021. Accordingly, it is expected that utility pole treaters who utilize pentachlorophenol will convert to another accepted treatment preservative over the next 10 months.

Performance Chemicals

Our PC business maintains sales and manufacturing capabilities in the United States, Canada, Europe, South America, Australia and New Zealand. The primary products supplied by PC are copper-based wood preservatives, including micronized copper azole (“MicroPro®”), micronized pigments (“MicroShades®”), alkaline copper quaternary, amine copper azole and chromated copper arsenate. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and various agricultural uses. Additionally, we are a leading supplier of fire-retardant chemicals (“FlamePro®”) for pressure treatment of wood, primarily in commercial construction, where applicable. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies six of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the two largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase over 33 million pounds of scrap copper, in addition to other compounds containing copper, our key raw material, which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper price risk.

We believe that being vertically integrated in copper manufacturing provides PC with an important competitive advantage and also provides our customers with the security of a continuous supply of wood preservatives. Likewise, we believe that our marketing, engineering, and technical support services provide added value to our customer base, who supply pressure-treated wood products to large retailers and independent lumber dealers. We believe another competitive advantage is provided by our strategic sourcing group, which procures scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, colorants, dispersants and various biocides and co-biocides through the global market.

Carbon Materials and Chemicals

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our regional marketing groups. Our three coal tar distillation facilities and five carbon materials terminals give us the ability to offer customers multiple sourcing options and a consistent supply of high-quality products.

For much of the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to three in total as of December 31, 2020. In September 2020, we sold our remaining Chinese distillation facility in operation, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) located in Pizhou, Jiangsu Province as discussed in “Note 4 – Plant Closures and Discontinued Operations”.

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

Creosote, carbon pitch, naphthalene, and carbon black feedstock are produced through the distillation of coal tar, a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: chemical oils, distillate and carbon pitch.

In the United States, our primary coal tar raw material supply contracts generally have terms ranging from three to ten years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately five years, extending indefinitely thereafter unless terminated by a one-year advance notice, and contains formula-based tar pricing. Finally, our primary Australian supply contracts have terms ranging from three to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis.

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

Koppers Holdings Inc.     2020 Annual Report

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred and could incur in the future significant costs if we fail to comply with regulations and responsibilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under “Risks Related to Our Business” and Note 19 of the Notes to Consolidated Financial Statements, “Commitments and Contingent Liabilities.”

Employees and Employee Relations

As of December 31, 2020, we had 921 salaried employees and 1,140 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	354	745	1,099
Performance Chemicals	237	157	394
Carbon Materials and Chemicals	203	229	432
Administration	127	9	136
Total Employees	921	1,140	2,061

Approximately 648 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at two of our facilities covering approximately 236 employees are scheduled to expire during 2021.

Human Capital Management

Our ability to positively affect our communities starts with investing in our people. We put the health, safety and well-being of our employees at the forefront of everything we do as part of our Zero Harm culture. Our people-focused strategy considers all aspects of the employee experience, from hiring practices and onboarding to health and wellness and talent management. We seek to create and foster an inclusive and welcoming culture where all employees feel empowered and can directly impact and share in the organization’s success. Key to this effort is delivering a consistent onboarding experience, as well as communications and safety training in all of our facilities across the globe.

Our decision-making considers the impact our actions may have on our employees and for each action we take, protecting employee health and well-being is our priority. To accomplish all this, and to better reflect the importance of our employees, we recently transformed our human resources function into a Culture and Engagement team to enhance the employee experience. This transformation is a reflection of how we approach our corporate culture, and how we engage with and support our employees both at work and in other aspects of their lives.

Talent Attraction and Retention

Our talented employees are a critical element to make our business successful, so it is essential that we position them for success as well. It is also important that we continue attracting top talent to our workforce. Our Culture and Engagement team leads these efforts to attract, retain and develop our employees and has created various programs to enhance the skill set of our workforce. Recognizing the importance of a consistent and comprehensive onboarding and safety training experience for new hires across our facility footprint, we have implemented a web-based training program to ensure every employee receives a consistent message from the start of their employment. The new program includes two videos detailing the Company and its primary business lines as well as a new hire folder filled with information on employee programs, services, benefits and more.

We have also implemented a toolkit to help managers guide new employees for success and we have begun to conduct regular new hire surveys to solicit feedback and identify opportunities for improvement. We continue to evaluate and employ methods to identify at-risk behaviors during the hiring process to place prospective employees in appropriately suited positions where they can be successful and workplace injuries can be avoided. This behavioral data also enables us to tailor training and onboarding based on the opportunities it highlights.

Performance Management

To ensure our employees have the best opportunity for success, our performance development process includes periodic meetings between employees and managers to discuss their goals and strategies to achieve them. We no longer conduct traditional annual reviews and instead opt for these more frequent two-way discussions focused on fostering ideas that will enable employee success. Each manager is expected to meet one-on-one at least monthly with their employees to discuss tailored strategies to encourage employee success like additional training, attendance at conferences or establishing connections to others within our company. These monthly meetings also help managers gauge employee engagement and develop approaches to increase and sustain positive engagement.

We have also implemented a New Hire Mentoring Program as another component of our development process. The program provides both hourly and salaried employees an extra opportunity to receive support from experienced employees and discuss any ideas they may have for improving our operations or their work experience. Prior to participating, mentors and mentees receive training on getting the most out of the program and surveys are conducted throughout to measure success.

Training and Education

As a part of our people-focused approach to our operations, we are committed to helping our employees thrive in their roles and grow both personally and professionally. A major component of this prerogative is our commitment to providing each employee with the training and education they need to be successful. We foster innovation and develop our next wave of high-potential employees through our leadership forum, an intensive nine-month program conducted in partnership with a university local to our corporate headquarters. Approximately ten to twelve employees from across the world are chosen annually for each cohort. Selected participants travel to our corporate headquarters to take part in workshops facilitated by university professors and business leaders. We also offer our employees a tuition reimbursement program to help them pursue degrees and certifications related to relevant skills they utilize for their positions to further personal and company success.

Inclusion and Diversity

We support an inclusive and diverse work environment across our company through a range of strategic programs. Our internal processes and programs target inclusion and diversity as a key area of importance and externally we place emphasis on the topic during philanthropic activities. Our Director for Global Inclusion and Diversity focuses on supporting our strategy to be an employer of choice, chairs the company's Inclusion and Diversity Committee, and helps to ensure that all employees feel they are heard and valued to harness the power of an engaged workforce.

Compensation and Benefits

We encourage employee participation in our benefit programs for saving for retirement through robust defined contribution and employee stock purchase programs. The U.S. 401(k) program includes both traditional matching and an additional non-elective company contribution based on organizational performance. When the company achieves the established performance target, employees share in this success through an automatic contribution to their 401(K) accounts. We also offer our employees the option to acquire Koppers stock through an employee stock purchase program. The program gives our employees the opportunity to buy shares at a discount through payroll deductions during defined quarterly offering periods.

Koppers Holdings Inc.     2020 Annual Report

Health and Safety

We believe a robust wellness program that encourages employee participation is key to promoting healthy lifestyles and decision-making. Our wellness screening program for our U.S.-based employees provides employees the opportunity to learn more about their health and daily routines. As part of this program, employees can earn financial incentives for completing a variety of wellness initiatives. Recognizing the importance of supporting our employees in all aspects of their lives, we provide an Employee Assistance Program with a full range of supportive resources including financial wellness, mental health and family services. For our U.S.-based employees, we also offer four weeks of paid time-off for mothers and fathers who have a birth or adoption as part of our parental bonding leave program. Additionally, we offer flexible work schedules around core hours.

Environmental, Social and Governance Matters

Corporate social responsibility, our obligation to people, the environment, and to good corporate governance processes, has been a part of our culture for many years. We believe this culture, supported by a spirit of collaboration and innovation, allows us to decrease our impact on the environment and create value for all of our stakeholders. We published our first Corporate Social Responsibility report (CSR) in 2008 and our historical CSR reports are available on www.koppers.com/pages/sustainability. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

We have established a governance structure to support and develop our sustainability practices. In 2020, we established a Sustainability Committee of the board of directors to provide oversight of our programs. Management provides direction through its Leadership Council, chaired by the CEO. Our Sustainability Steering Committee provides guidance on goals and programs designed to improve our performance against those expectations. Toward this goal and starting in 2019, we began work on a materiality analysis, both internal and external, that highlighted the areas where we can most effectively address the needs of our stakeholders.

Environmental

The circular nature of our business starts with our raw materials, the majority volume of which are by-products generated by other industries (including scrap copper and coal tar) and renewable resources (trees). We purchase approximately 33 million pounds of scrap copper which is postconsumer or post-industrial in nature. We believe this places Koppers in the center of what is known as the “circular economy” that emphasizes the “reduce, reuse, recycle” mentality that continues to frame global conservation efforts. Our wood-treatment solutions, while supporting an important role in our global infrastructure across multiple industries, also support an important role in the carbon cycle. Treating wood significantly increases its useful lifespan, allowing the carbon stored within the wood to be immobilized for up to 50 years, keeping it out of the atmosphere and limiting carbon’s impact on the environment. In addition, we have businesses which have product life cycle management capabilities to help solve our customers’ challenge of responsibly disposing of end-of-life crossties and utility poles by repurposing used wood products, including as a fuel source. This reduces the end-of-life impact of our ties and poles, contributing to greater product sustainability.

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

◾

Inclusion and Diversity – We are committed to supporting inclusion and diversity in process and practice. Our Culture and Engagement team ensures that a diverse slate of candidates is considered for open positions. Our first employee resource group, LINKWomen, which was launched in 2018, provides an important development forum for employees and serves as a model for future initiatives. Additionally, the composition of our board of directors has been recognized for gender and racial diversity.

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

Our board of directors is broadly responsible for contributing to the strategic direction and oversight of the company. There are five board committees, including: Audit; Nominating and Corporate Governance; Management Development and Compensation; Strategy and Risk; and Sustainability. Among its duties and responsibilities, the Board oversees management’s direction of the legal, ethical and socially responsible behavior of the company, such as developing effective performance measurement systems, reviewing the company's long-term strategy and overseeing risk management processes.

Our Leadership Council is responsible for directing the development and implementation of the company's strategic plan, and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

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

◾

Pentachlorophenol has a significant market share for the treatment of utility poles in the United States and is a treatment preservative, in addition to chromated copper arsenate and creosote, that we use to treat utility poles. The only North American manufacturer of pentachlorophenol has announced that it will cease production by the end of 2021. Over the next 10 months, end-users of treated utility poles who require the use of pentachlorophenol-treated utility poles will have to adopt other available treatment systems for their electrical transmission and distribution networks. We may lose market share if our customers select a treatment system that we do not offer.

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

Koppers Holdings Inc.     2020 Annual Report

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

As of December 31, 2020, we had total outstanding debt of $784.2 million, and approximately $307.8 million of additional unused borrowing capacity under our $600.0 million senior secured revolving credit facility and $100.0 million secured term loan facility (collectively, the “Credit Facility”). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. A high level of indebtedness could have adverse consequences to us, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, to sell assets, to seek additional capital, or to restructure or refinance our indebtedness, including the 2025 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

The interest rate of our Credit Facility is priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our Credit Facility such that the interest due to our creditors pursuant to our Credit Facility is calculated using LIBOR and our Credit Facility contains a stated minimum value for LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is focused on replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities – Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.

Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain, however it is expected that LIBOR will be phased out before the end of 2023. If LIBOR ceases to exist, we will renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Koppers Holdings Inc.     2020 Annual Report

◾

The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies, where we have historically enjoyed high market shares, to emerging economies.

◾

The principal use of our phthalic anhydride product is in the manufacture of plasticizers and flexible vinyl, which are used mainly in the housing and automobile industries. Therefore, a decline in remodeling and construction or global automobile production could reduce the demand for phthalic anhydride.

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product.

Although no one customer accounted for more than eight percent of our net sales for the year ended December 31, 2020, our top ten customers accounted for approximately 39 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

◾	the treatment, storage and disposal of wastes;
◾	the investigation and remediation of contaminated soil and groundwater;
◾	the discharge of effluents into waterways;

◾	the emission of substances into the air;
◾	the marketing, sale, use and registration of our chemical products, such as creosote, chromated copper arsenate and MicroPro®;
◾

the U.S. Environmental Protection Agency’s regulation under the Federal Insecticide, Fungicide, and Rodenticide Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in the United States;

◾

the Health Canada Pest Management Regulatory Agency and its Pest Control Products Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in Canada;

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

◾	the Great Britain Biocidal Products Regulation, which requires a biocidal product to be authorized before it can be marketed or used in Great Britain; and
◾	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2020 were $11.0 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2021 are expected to total approximately $30 million and are expected to be funded by operations.

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

Increasing societal concerns about climate change have resulted in international efforts to limit greenhouse gas (GHG) emissions. International climate change-related efforts, such as the Paris Agreement, may impact the regulatory framework of countries whose policies and laws directly influence our operations. Currently, in the United States, various federal, state and regional legislative and regulatory measures to address greenhouse gas are in phases of consideration, promulgation or implementation. These include actions which could require reductions in our greenhouse gas emissions or establish a carbon tax.

Koppers Holdings Inc.     2020 Annual Report

Heavy energy-using installations in the European Union operate under the EU Emissions Trading System (EU ETS), a cap and trade system on emissions. Under this System, organizations apply to the Member State for an allowance of GHG emissions. These allowances are gradually reduced year by year, to encourage reductions and are also tradable to enable companies that reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. The Green Deal, which was approved by the EU Parliament in 2020, has set a goal of a 55 percent reduction in emissions by 2030 and carbon neutrality by 2050. This will include revising and possibly expanding the EU ETS and setting targets for sectors outside the EU ETS. In Australia, the National Greenhouse and Energy Reporting Scheme requires large volume emitters to report carbon emissions and energy use to the government annually and, based on certain thresholds, purchase certificates to authorize additional emissions. Although Koppers does not currently exceed that threshold, it is foreseeable that the government could lower the threshold in the future.

Any laws or regulations that are adopted to reduce emissions of GHGs could (i) cause an increase to our raw material costs, (ii) increase our costs to operate and maintain our facilities, (iii) increase costs to administer and manage emissions programs, and (iv) have an adverse effect on demand for our products.

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

In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. To the extent that such third-party claims were not tendered by July 2019, Beazer East is not required to pay the costs arising from such claims under the Indemnity and furthermore, Beazer East may now tender certain of such claims to Koppers Inc. However, with respect to any such claims which were made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019. Qualified expenditures under the Indemnity are not subject to a monetary limit.

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

Without Beazer continuing to assume the financial responsibility under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to environmental matters covered by the Indemnity, which could result in our having significant negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

Litigation against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse effect on us.

We are and have been a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, pavement sealer, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Any litigation or regulatory enforcement action that may arise could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

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

Koppers Holdings Inc.     2020 Annual Report

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2020, the net carrying value of long-lived assets (property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets) totaled $959.2 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

We are subject to risks inherent in foreign operations, including additional legal regulation, and changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2020, net sales from products sold by our foreign subsidiaries accounted for approximately 25 percent of our total net sales.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Violations of these laws and regulations may result in civil or criminal penalties, including fines. Our United Kingdom operations may be affected by the United Kingdom’s departure from the European Union, known as Brexit. For example, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

As of December 31, 2020, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $25.3 million. Our pension asset funding to total pension obligation ratio was 89 percent as of December 31, 2020. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $10.5 million at December 31, 2020.

During the years ended December 31, 2020 and December 31, 2019, we contributed $4.3 million and $4.5 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Koppers Holdings Inc.     2020 Annual Report

Health concerns arising from the outbreak of a health epidemic or pandemic, including the currently ongoing COVID-19 pandemic, may have an adverse effect on our business, operating results and financial condition.

The outbreak of COVID-19 is a global situation that is continually evolving. The COVID-19 pandemic is having a significant impact on global markets as a result of supply chain and production disruptions, workforce restrictions, reduced spending and other factors. Our operating results are subject to fluctuations based on general economic conditions, and the extent to which the COVID-19 pandemic ultimately may impact our business will depend on future developments, such as the efficacy of spread prevention measures and new vaccines, the duration of the outbreak and business closures or business disruptions for us, our suppliers and our customers, all of which are highly uncertain and cannot be predicted with confidence. These same uncertainties exist with respect to any other health epidemic or pandemic that may arise in the future.

Any resulting financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable, which would negatively impact our results of operations. The COVID-19 pandemic or any other health epidemic or pandemic also could have a material impact on our ability to obtain the raw materials and parts that we need in order to manufacture our products as our suppliers face disruptions in their businesses or closures. If our suppliers fail to meet our manufacturing needs, it could delay our production and shipments to customers and negatively affect our operations.

U.S. and international governmental responses to the COVID-19 pandemic have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although most of our operations have been considered essential and exempt, and therefore have been able to continue to operate without interruption, our operations in certain jurisdictions have temporarily curtailed from time to time. If any of the applicable exemptions are amended or revoked in the future or if additional restrictions that impact us are implemented in response to COVID-19 or any other health epidemic or pandemic, it could adversely impact our business, operating results and financial condition. Furthermore, to the extent that any of these exemptions do not extend to our key suppliers and customers, this also would adversely impact us in turn.

In addition, our operations or the operations of our customers or suppliers could be disrupted if any of our or their employees were suspected of having contracted COVID-19 or any similar significant virus since such an occurrence could require us or our business partners to quarantine some number of employees, take actions to disinfect facilities or otherwise cause operations to be idled.

The ultimate impact of the current COVID-19 pandemic on general economic conditions, our business and our ability to generate cash flow and profits cannot be quantified given the uncertainties existing with respect to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures. To the extent the current COVID-19 pandemic or any other future health epidemic or pandemic adversely affects our business and financial results, it also may have the effect of increasing many of the other risks described herein.

Risks Related to Our Common Stock

We have not declared a dividend since November 2014.

We are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to change or revoke our dividend policy. We currently intend to use the annual cash savings from not paying a dividend to preserve financial flexibility while funding our strategic growth initiatives and debt repayments. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in Koppers Inc.’s Credit Facility. Our ability to pay dividends is also limited by the indenture governing the 2025 Notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to receive a contribution to any such liability from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

General Risk Factors

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

Koppers Holdings Inc.     2020 Annual Report

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc.     2020 Annual Report

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 24, 2021. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	40	General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	52	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	60	Global Vice President, Zero Harm, Koppers Inc.
Daniel R. Groves	54	Vice President, Culture and Engagement, Koppers Inc.
Leslie S. Hyde	60	Senior Vice President and Chief Sustainability Officer, Koppers Inc.
Bradley A. Pearce	54	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
James A. Sullivan	57	Executive Vice President and Chief Operating Officer, Koppers Holdings Inc. and Koppers Inc.
Michael J. Zugay	69	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.

Ms. Apostolou has served as General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. since March 2020. From January 2019 to February 2020, Ms. Apostolou served as Deputy General Counsel and Assistant Secretary of Koppers Holdings Inc. and Koppers Inc. From January 2018 to December 2018, Ms. Apostolou served as Assistant General Counsel and Assistant Secretary of Koppers Holdings Inc. and Koppers Inc. From December 2014 to December 2017, Ms. Apostolou served as Assistant General Counsel of Koppers Inc. Ms. Apostolou has served as a Director of Koppers Inc. since May 2020.

Mr. Ball has served as President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. since January 2015. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.

Mr. Dowd has served as Global Vice President, Zero Harm, Koppers Inc. since January 2020. From January 2016 to December 2019, Mr. Dowd served as Global Vice President, Safety, Health, Environmental, and Process Excellence, Koppers Inc.

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

Mr. Sullivan has served as Executive Vice President and Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. since January 2020. From May 2018 to December 2019, Mr. Sullivan served as Senior Vice President, Railroad Products and Services and Global Carbon Materials and Chemicals, Koppers Inc. Prior to that, Mr. Sullivan served as Senior Vice President, Global Carbon Materials and Chemicals of Koppers Inc. from April 2014 to May 2018.

Mr. Zugay has served as Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. since August 2014. Mr. Zugay also served as Treasurer of Koppers Holdings Inc. and Koppers Inc. from August 2018 to February 12, 2020. Mr. Zugay has served as a Director of Koppers Inc. since May 2015.

Koppers Holdings Inc.     2020 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common stock at January 29, 2021 was 135.

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

Issuer Purchases of Equity Securities

No shares were repurchased in the three months ended December 31, 2020 under the current $75 million share repurchase program approved in November 2011. The approximate dollar value of common shares that may yet be purchased under this program is $24.8 million. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading integrated global provider of treated wood products, wood preservation chemicals and carbon compounds. Our products and services are used in a variety of niche applications in a diverse range of end-markets, including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. We serve our customers through a comprehensive global manufacturing and distribution network, with manufacturing capabilities in North America, South America, Australasia and Europe.

We operate three principal businesses: Railroad and Utility Products and Services (“RUPS”), Performance Chemicals (“PC”) and Carbon Materials and Chemicals (“CMC”).

Through our RUPS business, we believe that we are the largest supplier of wood crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric, telephone, and broadband utility industries in the United States and Australia and construction pilings in the U.S. We also provide rail joint bar products as well as various services to the railroad industry in North America.

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

Effects of COVID-19 on our operations

Our operating results may fluctuate due to a variety of factors that are outside of our control, including from the effects of the current pandemic. The COVID-19 outbreak began to have a global effect in the first quarter of 2020 and continues to have a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, reduced spending and other factors. During the COVID-19 pandemic, substantially all of our global businesses have continued to operate without disruption. In the U.S., Koppers was designated as an essential business, as determined by the Cybersecurity and Infrastructure Security Agency (CISA) within the Department of Homeland Security. As a result, we have been able to meet the demands of our customers in the various markets we serve by continuing to operate to transport critical goods, provide power and connectivity to homes and businesses, and keep our infrastructure running reliably.

Our focus during this period has been on the following key priorities:

•

Protecting the health and safety of employees, customers and supply chain partners through deployment of new safety measures, including frequent communication and guidance to all employees on effective hygiene and disinfection, social distancing, limiting access to facilities, remote work when possible and use of face masks.

•	Providing critical products and ongoing support to customers by communicating frequently, understanding their changing business needs and ensuring key raw materials are multi-sourced when possible.
•

Maintaining adequate liquidity and financial flexibility by launching several cost-reduction initiatives and contingency plans to raise and conserve cash in all aspects of our operations and utilizing available federal relief such as the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the United States.

Koppers Holdings Inc.     2020 Annual Report

The full extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the ultimate severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Since March 2020, some of our facilities have temporarily curtailed operations as a result of government restrictions or as a result of our proactive measures to limit the potential spread of COVID-19 among our employees. Our business will continue to be impacted by such restrictions and protective measures for the foreseeable future. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of December 31, 2020. Events and changes in circumstances arising after December 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

Refer to the Liquidity section of Management’s Discussion and Analysis for the impact of the global pandemic on our liquidity.

Railroad and Utility Products and Services

We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada. In addition, we supply treated utility poles for the utility sector in the United States and Australia. The primary end-markets for RUPS is the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the utility industry which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the reported total crosstie installations in 2020 were approximately 18 million, of which 14 million were for Class I railroads. Throughout 2020, freight-rail traffic continued to decline, and passenger railroads and transit systems suspended or canceled operations due to lower ridership from stay-at-home restrictions. The reduced activity prompted larger track maintenance windows to be available and, as a result, the railroad industry is managing to offset lower volumes with increased productivity as certain railroads are taking advantage of reduced track time to increase maintenance on their infrastructure. Given the continuing uncertainties related to COVID-19, the RTA is forecasting modest increases of 2.7 percent in 2021 and 3.6 percent in 2022, primarily from the commercial market while Class I volumes are expected to remain at relatively similar demand levels.

For distribution poles, nearly half of the installed base is over 40 years old and demand has historically been in the range of two million to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility poles market include growing global energy consumption as well as expansion of the global telecommunication industry. Now more than ever, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population continue to work remotely due to the COVID-19 pandemic. As such, we anticipate that 2021 demand will be relatively stable to slightly higher, as the overall industry is trending toward expanded and upgraded transmission networks. Longer term, we are evaluating opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets.

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

According to the American Association of Railroads (“AAR”), railroads began 2020 with uncertainty due to weakness in the manufacturing sector and lower port activity caused by trade disputes. In the early months of 2020, railroad traffic reported near-record declines, but ultimately rebounded to close to pre-pandemic levels by the end of the year, sparked by sharply higher grain and intermodal shipments along with the reopening of auto assembly plants. In 2020, total U.S. carload traffic decreased 12.9 percent from the prior year, while intermodal units declined by 1.8 percent. The combined U.S. traffic for carloads and intermodal units was lower by 7.2 percent than the prior year. Looking ahead to 2021, the AAR stated that a significant amount of ongoing network investments has made the industry more adaptable and better able to adjust to the demands of a wide range of operational and market conditions.

From a long-term perspective, we believe there remains an overall need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

In terms of raw materials, we expect the availability of pole supply to remain consistent even with lumber in high demand.  For untreated crossties, the supply can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six- to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment.

During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and crosstie installation. While forestry has generally been deemed essential during the COVID-19 outbreak and tie demand has remained consistent, sawmills are being hampered by low demand in other key markets such as wood fibers used in palettes or shipping containers or mats for the oil and gas industry. So far to date, we have not experienced a noticeable impact as sawmills are continuing to produce poles and crossties to maintain their operations and cash flow. Consistent with typical seasonality, the RTA reports that the current availability of logs is slightly below the ideal rate, as is the outlook for log availability over the next six to 12 months.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With 16 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In June 2020, we announced the closure of our Denver, Colorado facility and, as such, in the second quarter of 2020 we recorded charges of $5.8 million for asset retirement obligations, fixed asset write-offs and severance. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which will be primarily funded through proceeds from the sale of non-core assets, which includes the Denver facility.

Performance Chemicals

The largest geographic market for wood treating chemicals sold by our PC business is in North America, and the largest application for our products is the residential remodeling market. We also have a market presence in Europe, South America, Australia, New Zealand and Africa. We believe that PC is the largest global manufacturer and supplier of water-based wood preservatives and wood specialty additives to treaters that supply pressure treated wood products to large retailers and independent lumber dealers. These retailers and dealers, in turn, serve the residential, agricultural and industrial pressure-treated wood market. Our primary products are copper-based wood preservatives and fire-retardant chemicals (“FlamePro®”). Our copper-based wood preservatives include micronized copper azole (“MicroPro®”) and micronized pigments (“MicroShades®”). Applications for these products include decking, fencing, utility poles, construction lumber and other outdoor structures.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are showing strong demand. According to the National Association of Realtors® (“NAR”), total existing-home sales grew in December for the fourth consecutive month. According to the NAR, total existing home sales increased 0.7 percent from November, and up 5.6 percent from a year ago. The increased buying activity is attributed to record-low interest rates and higher demand for existing homes, which includes buyers of vacation homes given the flexibility to work remotely. For 2020 as a whole, total home sales performed at their highest levels since 2006 and the momentum is expected to carry into 2021, with more buyers expected to enter the market.

Koppers Holdings Inc.     2020 Annual Report

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, there was 3.5 percent year-over-year growth in 2020 home renovation and repair expenditures. The LIRA projects annual growth in renovation and repair spending of 3.8 percent by year-end 2021. The remodeling market continues to benefit from a strong housing market – including accelerating growth in homebuilding, sales and home equity. In addition to routine replacement and repair projects, homeowners are likely to pursue more and larger discretionary home improvements this year as the broader economy recovers.

The Conference Board Consumer Confidence Index® improved moderately in January, after decreasing in December. The Index now stands at 89.3, up from 87.1 in December. In addition, consumers’ expectations regarding the economy and jobs showed improvement and the percent of consumers who said they intend to purchase a home in the next six months increased, suggesting that the pace of home sales should remain robust in early 2021.

During the pandemic, there has been a shift with more individuals spending more time in their homes, and as a result, big-box retailers are continuing to report strong demand for home improvement projects.  Consequently, we are benefiting from higher sales volumes of our water-borne treatment solutions used in residential treated wood products. In the U.S., we expect that lumber treaters will continue working to fill the demand backlog and retailers will continue replenishing their inventory levels during 2021.

Although the market data and projections for home improvements are continually changing, we are anticipating continued strong demand for residential treated wood in North America, primarily in the U.S. In looking at residential renovation markets, businesses are indicating a continued positive outlook, at least through mid-2021. In addition, the housing industry reported an increase in the number of buyers who are actively pursuing the purchase of a new or existing home, which supports a continued favorable outlook. As homeowners are focusing on the importance of their homes in a work-life environment and with interest rates at historically low levels, we expect the pace to continue into 2021.

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

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. The sales price was $107.0 million, subject to adjustments for cash, debt and working capital as defined in the sale and purchase agreement. The pre-tax gain on the sale of KJCC was $44.1 million and the after-tax gain on the sale was $35.8 million. The estimated final net cash proceeds to Koppers will total $65.2 million, after payment for Chinese capital gain taxes, transaction costs and estimated working capital adjustments.

In the third quarter of 2019, we ceased remaining production activities at our Follansbee, West Virginia facility and, in February 2021, we completed the sale of the facility. As a result of this action and other previously disclosed initiatives to reduce capacity in our CMC business, we expect additional restructuring and related charges to earnings of approximately $2 million to $5 million through 2021. The overall remaining future cash requirements for CMC plant closures still in progress are estimated to be approximately $10 million through 2021.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. However, beginning in 2018, aluminum production in the United States increased to some extent as tariffs were imposed on certain imported steel and aluminum products, which has stimulated restarts of previously idled capacity. This development has resulted in additional demand for carbon pitch in the United States that can likely only be sustained through a continuation of current trade policy.

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

For the external markets served by our CMC business, we expect that North America and Europe will continue to be negatively impacted in 2021 by the COVID-19 pandemic. We have seen declines in industrial production markets which resulted in lower demand for our products. Carbon pitch and phthalic anhydride markets have softened due to declines in demand as manufacturing activity in North America and Europe significantly slowed. In addition, end market pricing for some products has been under pressure in certain regions due to the significant fall in worldwide oil prices.

Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity. In North America, the pullback in steel production has led to lower domestic coal tar availability and an increase in raw material imports to North America at higher prices, while markets in Europe and Australia remain relatively steady. Overall, the cost of coal tar is decreasing in line with end markets but lagging by approximately three months.

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

Results of Operations – Comparison of Years Ended December 31, 2020 and December 31, 2019

Consolidated Results

Net sales for the years ended December 31, 2020 and 2019 are summarized by segment in the following table:

	Year Ended December 31,
	2020	2019	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$759.1	$733.5	3%
Performance Chemicals	526.3	448.3	17%
Carbon Materials and Chemicals	383.7	455.2	-16%
	$1,669.1	$1,637.0	2%

RUPS net sales for the year ended December 31, 2020 increased by $25.6 million, or three percent, compared to the prior year. The sales increase was primarily due to volume increases in the Class I crosstie market as well as the domestic and Australian utility pole markets, along with price increases in the domestic utility pole market in the current year. Sales of crossties increased by $16.8 million in the current year. These increases were offset, in part, by volume decreases in the commercial crosstie market and our maintenance-of-way businesses in the current year.

PC net sales for the year ended December 31, 2020 increased by $78.0 million, or 17 percent, compared to the prior year. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic, along with an increase in sales volumes in our international markets resulting from pent-up demand due to several months of restrictions associated with the pandemic. These increases were partially offset by an unfavorable impact from foreign currency translation in the current year period of $5.1 million.

CMC net sales for the year ended December 31, 2020 decreased by $71.5 million, or 16 percent, compared to the prior year due mainly to lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch in North America and naphthalene in Europe and Australia as a result of the economic conditions. These decreases were offset, in part, by volume increases of carbon pitch and carbon black feedstock in Australia.

Cost of sales as a percentage of net sales was 78 percent for the year ended December 31, 2020, compared to 80 percent in the prior year. Gross margin at PC was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes. Improved margins at RUPS were due to a favorable sales mix in our Class I crosstie market and higher margins in our domestic utility pole and maintenance-of-way markets. Lower gross margins for CMC in the current year period were a result of lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene.

Depreciation and amortization charges for the year ended December 31, 2020 were consistent with the prior year.

Impairment and restructuring charges were $0.5 million higher when compared to the prior year period. The current year period primarily consists of charges for asset retirement obligations, fixed asset write-offs, severance, accelerated depreciation, demolition and other plant closure period costs related to the closure of our Denver, Colorado facility. The prior year period primarily consisted of asset retirement obligation charges, accelerated depreciation and inventory and fixed asset write-offs related to the closure of our Follansbee, West Virginia facility.

Koppers Holdings Inc.     2020 Annual Report

Selling, general and administrative expenses for the year ended December 31, 2020 were $5.2 million lower when compared to the prior year period due mainly to a decrease in consulting and professional service expenses, travel and facility related costs and employee related benefits.

Interest expense for the year ended December 31, 2020 was $12.8 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income taxes for the year ended December 31, 2020 were $21.0 million higher when compared to the prior year period. Both periods included various tax costs or benefits that significantly influenced income taxes.

For the year ended December 31, 2020, our income tax provision benefitted by a total of $13.3 million from our ability to utilize prior year carryforwards related to the limitation on our U.S. interest expense deduction in addition to increased prior year deductions for interest expense as a result of the CARES Act.

For the year ended December 31, 2019, our tax provision was favorably impacted due to a legal entity restructuring and tax audit closures. We completed a Dutch legal entity restructuring project, which resulted in an intra-entity transfer of certain intangible assets and intellectual property. This transaction resulted in the recognition of a deferred tax asset of $14.9 million. We also recorded a favorable tax benefit of $4.3 million for the year ended December 31, 2019 for the reversal of various unrecognized tax benefits due to the closure of a U.S. tax audit.

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 was 19.1 percent and zero percent, respectively. The increase is partially due to income before income taxes being $46.4 million higher when compared to the prior year period and the benefits from a Dutch legal entity restructuring recorded for the year ended December 31, 2019.

Discontinued operations for the year ended December 31, 2020 resulted in a loss of $3.9 million compared to income of $3.7 million in the prior year period due primarily to a year-over-year reduction in net sales of $104.2 million attributable to lower end market demand on our KJCC operations and only nine months of operations in 2020 due to the sale of the company.

Gain on sale of discontinued operations for the year ended December 31, 2020 is related to the sale of our KJCC business in China in September 2020. See Note 4 – “Plant Closures and Discontinued Operations” for further detail.

Segment Results

Segment operating profit for the years ended December 31, 2020 and 2019 is summarized in the following table:

	Year Ended December 31,
	2020	2019	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$46.7	$35.8	30%
Performance Chemicals	88.6	52.1	70%
Carbon Materials and Chemicals	23.4	39.2	-40%
Corporate	(2.0)	(2.1)	5%
	$156.7	$125.0	25%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	6.2%	4.9%	1.3%
Performance Chemicals	16.8%	11.6%	5.2%
Carbon Materials and Chemicals	6.1%	8.6%	-2.5%
	9.4%	7.6%	1.8%

RUPS operating profit increased by $10.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 6.2 percent from 4.9 percent in the prior year period. Operating profit as a percentage of net sales for the year ended December 31, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our Class I crosstie market, a favorable adjustment to our LIFO inventory reserve and lower selling, general and administrative costs in the current year period.

PC operating profit increased by $36.5 million compared to the prior year period. Operating profit as a percentage of net sales increased to 16.8 percent from 11.6 percent in the prior year period. The current year period was favorably impacted by higher sales volumes in North America driven by increased home repair and remodeling activities during the pandemic, a favorable sales mix, better absorption on higher production volumes during the pandemic and lower selling, general and administrative costs.

CMC operating profit decreased by $15.8 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 6.1 percent from 8.6 percent in the prior year period. Operating profit for the year ended December 31, 2020 was negatively affected primarily by lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in the current year period. Other contributing factors include lower sales volumes of carbon pitch in North America as a result of economic conditions. These decreases were offset, in part, by volume increases of carbon pitch and carbon black feedstock in Australia.

Results of Operations – Comparison of Years Ended December 31, 2019 and December 31, 2018

Consolidated Results

Net sales for the years ended December 31, 2019 and 2018 are summarized by segment in the following table:

	Year Ended December 31,
	2019	2018	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$733.5	$634.8	16%
Performance Chemicals	448.3	420.0	7%
Carbon Materials and Chemicals	455.2	507.9	-10%
	$1,637.0	$1,562.7	5%

RUPS net sales for the year ended December 31, 2019 increased by $98.7 million, or 16 percent, compared to the prior year. The sales increase was primarily due to volume increases in the Class I and commercial crosstie markets, as well as a full year of results from UIP which was acquired in the second quarter of the prior year, along with price increases across the segment in 2019. Sales of crossties increased by $61.1 million in 2019. These increases were offset, in part, by volume decreases in the rail joints market and an unfavorable impact from foreign currency translation in 2019 of $2.5 million from our Australian pole business.

PC net sales for the year ended December 31, 2019 increased by $28.3 million, or seven percent, compared to the prior year. The sales increase was due primarily to new customer wins, new product sales, higher organic volumes and price increases for copper-based preservatives in North America. Sales of non-copper based preservatives in Europe realized a more favorable pricing mix in 2019 as well. These increases were partially offset by an unfavorable impact from foreign currency translation in 2019 of $3.0 million.

CMC net sales for the year ended December 31, 2019 decreased by $52.7 million, or ten percent, compared to the prior year due mainly to lower sales prices for carbon pitch and naphthalene in Europe, along with lower sales volumes of carbon pitch in Australia and carbon black feedstock globally. Foreign currency translation also had an unfavorable impact on sales in 2019 over the prior year period. These decreases were partially offset by increased volumes for carbon pitch in North America. In Australia, higher sales prices for carbon pitch were driven primarily by higher raw material cost and increases in global oil pricing.

Cost of sales as a percentage of net sales was 80 percent for the year ended December 31, 2019, compared to 81 percent in the prior year. Lower gross margins for PC in 2019 were primarily due to higher year-over-year raw material costs. These were offset by higher gross margins for RUPS due to increased sales volumes of crossties coupled with commercial crosstie market price increases.

Depreciation and amortization charges for the year ended December 31, 2019 were $4.5 million higher when compared to the prior year period due mainly to assets placed in service during 2019 related to our new naphthalene unit at our CMC plant in Stickney, Illinois along with a full year of depreciation and amortization from our acquisition of UIP which occurred in the second quarter of 2018.

Loss on sale of assets of $8.3 million for the year ended December 31, 2018 reflects sales of our coal tar distillation facility in Clairton, Pennsylvania and our specialty chemicals business in the United Kingdom within our CMC segment and the sale of assets in the United Kingdom within our PC segment.

Impairment and restructuring charges were $2.0 million higher when compared to the prior year period. In the third quarter of 2019, we discontinued remaining production activities at our Follansbee, West Virginia facility and, as such, we recorded associated charges of approximately $3 million for asset retirement obligations and inventory and fixed asset write-offs in 2019. Prior year charges consisted of storage tank decommissioning costs and accelerated depreciation for the remaining fixed assets at our coal tar distillation facilities in Clairton, Pennsylvania and Follansbee, West Virginia.

Selling, general and administrative expenses for the year ended December 31, 2019 were $9.9 million lower when compared to the prior year period due primarily to a decrease of $9.4 million for travel, consulting and professional service expenses mostly related to our prior year acquisitions. This decrease was partially offset by an increase in legal costs.

Interest expense for the year ended December 31, 2019 was $7.6 million higher when compared to the prior year period primarily due to the higher average debt level related to our acquisitions of UIP and KRR in 2018 as well as cash used to fund our stock buybacks and capital expenditures in the second half of 2018.

Koppers Holdings Inc.     2020 Annual Report

Income taxes for the year ended December 31, 2019 were $25.7 million lower when compared to the prior year period. Both periods included various tax costs or benefits that significantly influenced income taxes.

For the year ended December 31, 2019, we completed a Dutch legal entity restructuring project, which resulted in an intra-entity transfer of certain intangible assets and intellectual property. This transaction resulted in the recognition of a deferred tax asset of $14.9 million. We also recorded a favorable tax benefit of $4.3 million in the year ended December 31, 2019 for the reversal of various unrecognized tax benefits due to the closure of a U.S. tax audit.

For the year ended December 31, 2018, income taxes included a tax cost of $4.8 million related to the completion of the analysis of the final impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and a tax cost of $6.6 million related to the impact of the global intangible low taxed income (“GILTI”) provision in our 2018 U.S. tax provision.

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2019 and 2018 was zero percent and 82.4 percent, respectively. The decrease in this percentage is largely due to the factors that are described in the above paragraph. Additionally, the annual effective income tax rate is lower when compared to the prior period due to a decrease in unfavorable U.S. tax adjustments for the limitation on our U.S. interest expense deduction and the GILTI inclusion.

Discontinued operations for the year ended December 31, 2019 resulted in income of $3.7 million compared to income of $23.7 million in the prior year period due primarily to higher sales prices in China in 2018 based on higher market prices, particularly in the first quarter.

Segment Results

Segment operating profit for the years ended December 31, 2019 and 2018 is summarized by segment in the following table:

	Year Ended December 31,
	2019	2018	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$35.8	$5.9	507%
Performance Chemicals	52.1	36.2	44%
Carbon Materials and Chemicals	39.2	44.7	-12%
Corporate	(2.1)	(2.4)	13%
	$125.0	$84.4	48%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	4.9%	0.9%	4.0%
Performance Chemicals	11.6%	8.6%	3.0%
Carbon Materials and Chemicals	8.6%	8.8%	-0.2%
	7.6%	5.4%	2.2%

RUPS operating profit increased by $29.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 4.9 percent in 2019. Operating profit as a percentage of net sales for the year ended December 31, 2019 was impacted by increased sales volumes of crossties to Class I customers coupled with commercial crosstie market price increases and higher overall demand along with benefits in 2019 from our 2018 acquisition of UIP. The prior year period also included acquisition-related costs not present in 2019.

PC operating profit increased by $15.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.6 percent from 8.6 percent in the prior year period. The year ended December 31, 2019 was favorably impacted by sales increases due primarily to new customer wins, new product sales, higher organic volumes and price increases for copper-based preservatives in North America. Sales of non-copper based preservatives in Europe realized a more favorable pricing mix in 2019 as well. Higher year-over-year raw material prices partially offset our increase in sales for the year ended December 31, 2019.

CMC operating profit for the year ended December 31, 2019 decreased by $5.5 million, or 12 percent, compared to the prior year. Operating profit as a percentage of net sales decreased to 7.6 percent from 10.8 percent in the prior year period. Operating profit for the year ended December 31, 2019 was negatively affected primarily by lower sales prices for carbon pitch and naphthalene in Europe, along with lower sales volumes of carbon pitch in Australia and carbon black feedstock globally and an unfavorable impact from foreign currency translation. Additionally, we recognized restructuring and related charges to earnings of approximately $3 million in the current year resulting from our cessation of remaining production activities at our Follansbee, West Virginia facility in the third quarter of 2019. These unfavorable drivers were partially offset by increased volumes for carbon pitch in North America coupled with a more streamlined and efficient cost structure across the entire segment.

Cash Flow

Net cash provided by operating activities was $127.1 million for the year ended December 31, 2020 as compared to net cash provided by operating activities of $115.3 million for the year ended December 31, 2019. The net increase of $11.8 million in cash provided by operations was due primarily to an increase in net income and certain other operating activities of $42.4 million from the prior year period, which includes the gain on the sale of KJCC of $35.6 million in the current year period. These drivers were partly offset by higher working capital usage of $30.6 million compared to the prior year period, mainly due to an increase in accounts receivable and a reduction in accounts payable in the current year period.

Net cash provided by operating activities was $115.3 million for the year ended December 31, 2019 as compared to net cash provided by operating activities of $78.3 million for the year ended December 31, 2018. The net increase of $37.0 million in cash provided by operations was due primarily to lower working capital usage of $30.7 million compared to the prior year period, mainly due to favorable timing of accounts receivable collections in 2019. In addition, the change in income and certain operating activities of $6.3 million from the prior year period had a favorable result on cash provided by operations in 2019. These positive impacts were partially offset by a net unfavorable impact on cash from a reduction in outstanding payables in 2019 relative to the prior year end.

Net cash provided by investing activities was $5.6 million for the year ended December 31, 2020 as compared to net cash used in investing activities of $33.8 million for the year ended December 31, 2019. The net increase in cash provided by investing activities of $39.4 million is primarily due to net cash of $74.7 million provided by the sale of KJCC partly offset by an increase in capital expenditures of $32.6 million used mainly for production expansion and modernization at our RUPS plant in North Little Rock, Arkansas.

Net cash used in investing activities was $33.8 million for the year ended December 31, 2019 as compared to net cash used in investing activities of $376.4 million for the year ended December 31, 2018. The decrease in cash used for investing activities of $342.6 million is primarily due to $264.0 million of net cash used for acquisitions in the prior year period as well as prior year capital expenditures used mainly to expand production capacity at PC in the United States and continued spending on the new naphthalene unit at our CMC plant in Stickney, Illinois. Both of these projects were substantially completed by the end of 2018. The net decrease in cash used for capital expenditures in 2019 from the prior year period was $72.5 million.

Net cash used in financing activities was $128.7 million for the year ended December 31, 2020 as compared to net cash used in financing activities of $88.7 million for the year ended December 31, 2019. The cash used in financing activities in the year ended December 31, 2020 reflected net repayments of debt of $128.0 million and repurchases of common stock of $1.6 million related to long-term incentive compensation plans. The cash used in financing activities in the prior year period, reflected net repayments of debt of $90.8 million and repurchases of common stock of $0.9 million.

Net cash used in financing activities was $88.7 million for the year ended December 31, 2019 as compared to net cash provided by financing activities of $282.8 million for the year ended December 31, 2018. The cash used in financing activities in 2019 reflected net repayments of debt of $90.8 million partially offset by issuances of common stock of $4.0 million. The cash provided by financing activities in the prior year period reflected net borrowings of $314.6 million to primarily fund acquisitions and capital expenditures and repurchases of common stock of $31.8 million.

Koppers Holdings Inc.     2020 Annual Report

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”) as described in Note 15 of the Notes to Consolidated Financial Statements.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2020, the basket totaled $226.9 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s Credit Facility may restrict the ability of Koppers Inc. to pay dividends.

Liquidity

In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility. Under the terms of the Credit Facility, net proceeds must be used to reduce term loan borrowings within a specified period. Accordingly, we repaid approximately $63 million of the term loan in the fourth quarter of 2020, inclusive of the normal quarterly principal payment of $2.5 million. In addition, effective as of December 31, 2020, our total secured leverage ratio is not permitted to exceed 2.75 times and our total leverage ratio is not permitted to exceed 5.0 times due to the scheduled reduction of these ratios under our credit agreement. However, the step down of these covenant ratios did not have a substantial effect on our liquidity as of December 31, 2020.

The following table summarizes our estimated liquidity as of December 31, 2020 (dollars in millions):

Cash and cash equivalents(1)	$36.2
Amount available under credit facility	307.8
Total estimated liquidity	$344.0

(1)	Cash includes approximately $35.4 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

Our liquidity was $254.6 million at December 31, 2019.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2021, excluding acquisitions, if any, are expected to total approximately $105 to $115 million and are expected to be funded by cash from operations. We anticipate that our estimated liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2020. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	2021	2022-2023	2024-2025	Later years	Total
(in millions)
Long-term debt (1)	$10.1	$2.1	$772.0	$0.0	$784.2
Interest on debt	37.5	74.6	48.0	0.0	160.2
Operating leases	28.4	43.8	27.8	33.5	133.5
Federal tax payments (2)	0.4	1.8	1.3	0.0	3.4
Purchase commitments (3)	224.9	218.5	167.1	65.6	676.1
Total contractual cash obligations	$301.3	$340.8	$1,016.2	$99.1	$1,757.5

(1)	Consists primarily of the maturity of the 2025 Notes and the Credit Facility that will mature in 2024.
(2)	Relates to the transition tax in accordance with the Tax Act.
(3)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the table above. We expect defined benefit plan contributions to total approximately $1.7 million in 2021. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 14 in our consolidated financial statements.

As of December 31, 2020, there was $2.5 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2020. The table is based upon available information and certain assumptions we believe to be reasonable.

	Amount of Commitment Expiration Per Period
					Total
					Amounts
	2021	2022-2023	2024-2025	Later years	Committed
(in millions)
Lines of credit (unused)	$0.0	$0.0	$272.0	$0.0	$272.0
Term Loan	10.0	2.0	0.0	0.0	12.0
Standby letters of credit	0.0	0.0	7.7	0.0	7.7
Total other commercial commitments	$10.0	$2.0	$279.7	$0.0	$291.7

Debt Covenants at December 31, 2020

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2020 was 2.29.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The leverage ratio at December 31, 2020 was 1.32.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The leverage ratio at December 31, 2020 was 3.59.

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

Koppers Holdings Inc.     2020 Annual Report

Effects of COVID-19 on our Liquidity

As of December 31, 2020, we are in compliance with our debt covenants under the Credit Facility and had $344.0 million of liquidity to fund our operations. Our estimates and assumptions as of the date of this report indicate that we should remain in compliance with our debt covenants and we have identified actions we can implement to help maintain compliance if the impact of COVID-19 has a more pronounced impact on the economy, our business and our ability to generate cash flow and profits than estimated. These impacts are highly uncertain and unpredictable, and include the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Accordingly, the financial effects of the pandemic on our business may have an adverse effect on the determination of, and compliance with, our debt covenants over the next twelve months. In the event we do not maintain compliance with our debt covenants, we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing assets, implementing cost reductions including employee furloughs, and foregoing capital expenditures and other discretionary expenses.

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (US GAAP) to analyze and manage the performance of the business. We believe that EBITDA (as defined below), adjusted EBITDA, adjusted EBITDA margin, and net leverage ratio provide information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitate comparisons between periods and with other corporations in similar industries. The exclusion of certain items permits evaluation and a comparison of results for ongoing business operations, and it is on this basis that our management internally assesses our performance. In addition, our board of directors and executive management team use adjusted EBITDA as a performance measure under the company’s annual incentive plans.

Although we believe that these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP basis financial measures and should be read in conjunction with the relevant GAAP financial measures. Other companies in a similar industry may define or calculate these measures differently than we do, limiting their usefulness as comparative measures. Because of these limitations, these non-GAAP financial measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP.

EBITDA is a non-GAAP financial measure defined as net income from continuing operations before income taxes and interest, depreciation and amortization. The adjustments to arrive at adjusted EBITDA are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, other one-time or unusual items or recurring non-cash income or expense items such as LIFO and mark-to-market commodity hedging.

The following tables summarize EBITDA and adjusted EBITDA on a consolidated and segment basis as calculated by us for the years indicated below:

	Year Ended December 31,
(amounts in millions)	2020	2019
Net income	$121.0	$67.4
Interest expense	48.9	61.7
Depreciation and amortization	54.1	51.4
Depreciation in impairment and restructuring charges	2.0	3.4
Income taxes	21.0	0.0
Discontinued operations	(31.9)	(3.7)
EBITDA with noncontrolling interests	215.1	180.2
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	15.7	20.4
Non-cash LIFO (benefit) expense	(13.7)	4.5
Mark-to-market commodity hedging	(9.2)	(4.0)
Pension settlement	0.1	0.0
Discretionary incentive	3.0	0.0
Total adjustments	(4.1)	20.9
Adjusted EBITDA	$211.0	$201.1

	Year Ended December 31,
(amounts in millions)	2020	2019
EBITDA with noncontrolling interests:
Railroad and Utility Products and Services	$68.8	$54.0
Performance Chemicals	109.9	72.6
Carbon Materials and Chemicals	39.6	54.8
Corporate unallocated	(3.2)	(1.2)
Total EBITDA	$215.1	$180.2
Adjusted EBITDA:
Railroad and Utility Products and Services	$65.4	$60.2
Performance Chemicals	100.7	68.6
Carbon Materials and Chemicals	45.0	73.5
Corporate unallocated	(0.1)	(1.2)
Total Adjusted EBITDA	$211.0	$201.1
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.6%	8.2%
Performance Chemicals	19.1%	15.3%
Carbon Materials and Chemicals	11.7%	16.1%
Total Adjusted EBITDA margin	12.6%	12.3%

The increase in adjusted EBITDA of $9.9 million from 2019 is primarily due to higher sales volume, favorable product mix and improved cost absorption from our PC segment which was driven by the demand for copper-based preservatives in the U.S. from strong housing, repair and remodeling markets. As an effect of the pandemic on the consumer markets, this strong market was driven by the diversion of discretionary spending from leisure and entertainment categories to home repair and beautification projects. Our RUPS segment also experienced improved adjusted EBITDA from higher margins in our domestic utility pole and maintenance-of-way markets and a favorable sales mix in our Class I crosstie market. This increase was partially offset by lower adjusted EBITDA from our CMC segment as a result of a weakness and lower pricing in key markets, particularly in the first half of the year, due to the economic effects of the pandemic.

Net leverage ratio is a non-GAAP financial measure defined as net debt (total debt less cash) divided by adjusted EBITDA for the latest twelve months and is a financial measure used by us to assess our borrowing capacity and ability to service our debt. The following table summarizes net leverage ratio as calculated by us for the years indicated below:

	Year Ended December 31,
(amounts in millions)	2020	2019
Total Debt	$775.9	$901.2
Less: Cash	38.5	32.3
Net Debt	$737.4	$868.9
Adjusted EBITDA	$211.0	$201.1
Net Leverage Ratio	3.5	4.3

Our net leverage ratio decreased in 2020 primarily due to the $131.5 million decrease in net debt, principally due to cash generated from operating activities in excess of capital expenditures totaling $57.3 million and the net proceeds from the divestiture of KJCC totaling $74.7 million.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2020, 2019 and 2018, exchange rate fluctuations resulted in an increase to comprehensive income of $22.8 million, a decrease of $1.3 million and a decrease of $25.6 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains were $2.5 million, $1.0 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 3 “New Accounting Pronouncements” of the Notes to Consolidated Financial Statements.

Koppers Holdings Inc.     2020 Annual Report

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

Goodwill and Intangible Assets. Goodwill is not amortized but is assessed for impairment annually, using a quantitative goodwill impairment test, or more frequently if a change in circumstances or the occurrence of events indicate the carrying value may not be recoverable. In making this assessment, management may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units, and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value of each reporting unit with its book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future forecasted cash flows, including forecasted future growth rates such as revenue and the discount rate. Because management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated. If our assumptions or estimates in our fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact our impairment analysis.

We have three reporting units for purposes of goodwill evaluation. These units consist of our PC operating segment, our Railroad Products and Services reporting unit and our Utility Products reporting unit. Railroad Products and Services and Utility Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in North America and the Utility Products reporting unit serves the utility industries in the United States and Australia.

Goodwill remaining on our consolidated balance sheet at December 31, 2020 was $297.8 million. During the fourth quarter of 2020, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2020.

Identifiable intangible assets are valued at fair value upon the acquisition of a business. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $149.8 million as of December 31, 2020. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. At December 31, 2020, our balance sheet included $18.4 million of deferred tax assets, which is net of a $44.6 million valuation allowance. We also had $21.3 million of deferred tax liabilities resulting in net deferred tax liabilities of $2.9 million, which are predominantly related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

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

Asset Retirement Obligations.  We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement can be made, we will record an asset retirement obligation and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In 2020, we recorded additional asset retirement obligations of $4.6 million principally related to storage tank and drip pad cleaning costs within our RUPS segment in the United States. Item 8. Financial Statements and Supplementary Data – Note 2 includes information on expense recognized during the past two years.

Pension and Postretirement Benefits.  Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

◾	the discount rate for measuring the present value of future plan obligations; and
◾	the expected long-term return on plan assets.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2020, we use our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other postretirement benefit plans would increase pension obligations and other postretirement benefit plan obligations by $7.6 million and would increase defined benefit pension expense and other postretirement benefit plan expense by $0.1 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 to 40 percent equity securities and 60 to 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 3.67 percent for 2020 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.4 million.

Item 8. Financial Statements and Supplementary Data – Note 14 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Koppers Holdings Inc.     2020 Annual Report

Environmental Liabilities. We are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety, including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Item 8. Financial Statements and Supplementary Data – Note 19 includes information about environmental liabilities.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2020. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2020, we had outstanding copper swap contracts totaling 73.8 million pounds and the fair value of these contracts resulted in an unrealized gain of $69.2 million. A portion of the gain totaling $58.3 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $10.9 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2020 market price of copper, the fair value of these contracts would be a gain of $43.4 million. This hypothetical gain would be allocated $36.6 million to other comprehensive income and $6.8 million would be recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. Credit Facility.

At December 31, 2020, we had $500.0 million of fixed rate debt and $275.9 million of variable rate debt. Our ratio of fixed rate debt to variable rate debt at December 31, 2020 was approximately 181 percent. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2020 would have increased the fair market value of the fixed rate debt by approximately $4.5 million. The earnings and cash flows for the year ending December 31, 2020, assuming a one percentage point increase in interest rates, would have decreased approximately $2.8 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2020, would be a reduction of approximately $7.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.     2020 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2020. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 46.

February 24, 2021

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 24, 2021

Koppers Holdings Inc.     2020 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and ASU No. 2018-10, Codification Improvements to Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of goodwill in the Utility Products reporting unit

As described in Notes 2 and 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2020 was $297.8 million, of which $80.0 million related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.

We identified the assessment of the carrying value of goodwill for the Utility Products reporting unit as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s estimate of fair value of the Utility Products reporting unit, which was developed, in part, using a discounted cash flow model. Specifically, the key assumptions used in the reporting unit’s discounted cash flow model are forecasted cash flows, including forecasted revenue growth rates, and the discount rate, as changes to those assumptions could have a significant effect on the Company’s assessment of the impairment of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls over the development of the forecasted cash flows, including forecasted revenue growth rates, and discount rate assumptions. We evaluated the Company’s forecasted cash flows and revenue growth rates by comparing them to external market and industry data. We compared the Company’s historical revenue and cash flows forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•Evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities

•Developing an independent estimate of the Utility Products reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and comparing the result of our estimate of fair value to the Company’s fair value estimate.

Evaluation of income tax expense

As discussed in Note 10 to the consolidated financial statements, the Company is subject to income taxes in the United States and various foreign jurisdictions in which it operates, which affect the Company’s provision for income taxes. For the year ended December 31, 2020, the Company’s provision for income taxes was $21.0 million which included a benefit to income tax expense of $13.3 million as a result of enacted income tax laws and regulations in the current year.

We identified the evaluation of income tax expense as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation and application of tax laws and regulations in relevant jurisdictions and the related impact to income tax expense. There is complexity in the evaluation of U.S. income tax expense due to the impact of U.S. tax reform on multinational operations such as the U.S. tax on global intangible low-taxed income (GILTI) and foreign tax credits. There is also complexity in evaluating the impact of changing domestic and foreign tax laws and regulations on income tax expense and specifically the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the year ended December 31, 2020.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls over the identification and application of changes to tax laws and regulations in the jurisdictions in which the Company operates, and specifically the CARES Act and the Company’s evaluation of the determination of GILTI and foreign tax credits. We involved tax professionals with specialized skills and knowledge, who assisted in:

•Evaluating the application of the relevant tax laws and regulations in the determination of the Company’s income tax expense

•Evaluating the Company’s methodology used in the determination of GILTI and foreign tax credits by comparing to tax laws and regulations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 24, 2021

Koppers Holdings Inc.     2020 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions, except per share amounts)
Net sales	$1,669.1	$1,637.0	$1,562.7
Cost of sales	1,308.7	1,306.3	1,260.9
Depreciation and amortization	54.1	51.4	46.9
Loss on sale of assets	0.0	0.0	8.3
Impairment and restructuring charges	6.5	6.0	4.0
Selling, general and administrative expenses	143.1	148.3	158.2
Operating profit	156.7	125.0	84.4
Other income, net	2.3	0.4	0.9
Interest expense	48.9	61.7	54.1
Income from continuing operations before income taxes	110.1	63.7	31.2
Income tax provision	21.0	0.0	25.7
Income from continuing operations	89.1	63.7	5.5
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.9, $(1.4) and $(0.7)	(3.9)	3.7	23.7
Gain on sale of discontinued operations, net of tax expense of $8.3	35.8	0.0	0.0
Net income	121.0	67.4	29.2
Net (loss) income attributable to noncontrolling interests	(1.0)	0.8	5.8
Net income attributable to Koppers	$122.0	$66.6	$23.4
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$4.25	$3.09	$0.26
Discontinued operations	1.56	0.13	0.86
Earnings per basic common share	$5.81	$3.22	$1.12
Diluted -
Continuing operations	$4.17	$3.03	$0.26
Discontinued operations	1.54	0.13	0.84
Earnings per diluted common share	$5.71	$3.16	$1.10
Weighted average shares outstanding (in thousands):
Basic	20,992	20,665	20,871
Diluted	21,374	21,068	21,326

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Net income	$121.0	$67.4	$29.2
Changes in other comprehensive income (loss):
Currency translation adjustment	22.8	(1.3)	(25.6)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(12.6), $(4.1) and $10.0	41.2	8.7	(25.2)
Change in accounting standard	0.0	0.0	0.3
Unrecognized pension prior service benefit, net of tax benefit of $0.0, $0.0 and $0.1	0.0	(0.1)	(0.6)
Unrecognized pension net (loss) gain, net of tax benefit (expense) of $0.4, $(0.8) and $0.2	(1.1)	2.1	(0.5)
Total comprehensive income (loss)	183.9	76.8	(22.4)
Comprehensive income attributable to noncontrolling interests	0.1	0.6	5.0
Comprehensive income (loss) attributable to Koppers	$183.8	$76.2	$(27.4)

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$38.5	$32.3
Accounts receivable, net of allowance of $2.6 and $2.6	175.1	161.7
Income tax receivable	1.2	1.1
Inventories, net	295.8	288.5
Assets of discontinued operations held for sale	0.0	17.1
Derivative contracts	38.5	2.4
Other current assets	15.4	16.4
Total current assets	564.5	519.5
Property, plant and equipment, net	409.1	358.8
Operating lease right-of-use assets	102.5	112.3
Goodwill	297.8	296.1
Intangible assets, net	149.8	168.4
Deferred tax assets	18.4	23.7
Non-current assets of discontinued operations held for sale	0.0	59.3
Non-current derivative contracts	31.9	4.1
Other assets	24.6	22.4
Total assets	$1,598.6	$1,564.6
Liabilities
Accounts payable	$154.1	$162.8
Accrued liabilities	106.7	89.3
Current operating lease liabilities	21.2	22.0
Current maturities of long-term debt	10.1	10.2
Liabilities of discontinued operations held for sale	0.0	11.9
Total current liabilities	292.1	296.2
Long-term debt	765.8	891.0
Accrued postretirement benefits	46.2	46.6
Deferred tax liabilities	21.3	6.8
Operating lease liabilities	81.3	91.5
Non-current liabilities of discontinued operations held for sale	0.0	25.1
Other long-term liabilities	45.9	48.7
Total liabilities	1,252.6	1,405.9
Commitments and contingent liabilities (Note 19)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,688,347 and 23,321,087 shares issued	0.2	0.2
Additional paid-in capital	234.1	221.9
Retained earnings	215.8	93.8
Accumulated other comprehensive loss	(15.9)	(77.7)
Treasury stock, at cost, 2,589,803 and 2,515,925 shares	(92.5)	(90.9)
Total Koppers shareholders’ equity	341.7	147.3
Noncontrolling interests	4.3	11.4
Total equity	346.0	158.7
Total liabilities and equity	$1,598.6	$1,564.6

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2020 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$121.0	$67.4	$29.2
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	54.1	55.1	50.8
Stock-based compensation	11.3	12.1	12.5
Change in derivative contracts	(9.2)	(4.1)	6.9
Non-cash interest expense	2.6	2.6	2.4
(Gain) on sale of discontinued operations and loss on disposal of assets and investment	(35.6)	0.8	0.7
Insurance proceeds	(0.7)	(3.0)	(1.5)
Loss on sale of assets	0.0	0.0	8.3
Deferred income taxes	9.4	(10.9)	9.1
Change in other liabilities	(8.6)	(18.4)	(22.6)
Other - net	(0.6)	(0.3)	(0.8)
Changes in working capital:
Accounts receivable	(11.5)	25.4	(7.7)
Inventories	8.7	(14.8)	(18.3)
Accounts payable	(25.3)	(3.1)	30.8
Accrued liabilities	8.5	3.9	(27.0)
Other working capital	3.0	2.6	5.5
Net cash provided by operating activities	127.1	115.3	78.3
Cash provided by (used in) investing activities:
Capital expenditures	(69.8)	(37.2)	(109.7)
Acquisitions, net of cash acquired	0.0	0.0	(264.0)
Insurance proceeds	0.7	3.0	1.5
Net cash provided by sale of discontinued operations and asset sales	74.7	0.4	(4.2)
Net cash provided by (used in) investing activities	5.6	(33.8)	(376.4)
Cash (used in) provided by financing activities:
Net (decrease) increase in credit facility borrowings	(57.3)	(61.1)	234.9
Borrowings of long-term debt	0.0	0.0	100.0
Repayments of long-term debt	(70.7)	(29.7)	(20.3)
Issuances of Common Stock	1.1	4.0	2.9
Repurchases of Common Stock	(1.6)	(0.9)	(31.8)
Payment of debt issuance costs	(0.2)	(1.0)	(2.9)
Net cash (used in) provided by financing activities	(128.7)	(88.7)	282.8
Effect of exchange rate changes on cash	1.5	(0.4)	(4.4)
Change in cash and cash equivalents of discontinued operations held for sale	0.7	2.5	6.2
Net increase (decrease) in cash and cash equivalents	6.2	(5.1)	(13.5)
Cash and cash equivalents at beginning of period	32.3	37.4	50.9
Cash and cash equivalents at end of period	$38.5	$32.3	$37.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$31.5	$31.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.6	$29.9
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$50.1	$60.9	$49.8
Income taxes	13.4	16.8	25.9
Noncash investing activities:
Accrued capital expenditures	8.9	0.4	3.7

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	221.9	206.0	190.6
Employee stock plans	11.3	12.1	12.5
Issuance of common stock	0.9	3.8	2.9
Balance at end of year	234.1	221.9	206.0
Retained earnings
Balance at beginning of year	93.8	27.2	7.4
Net income attributable to Koppers	122.0	66.6	23.4
Change in accounting standards	0.0	0.0	(3.6)
Balance at end of year	215.8	93.8	27.2
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(39.8)	(38.5)	(13.8)
Change in currency translation adjustment	21.7	(1.3)	(24.7)
Balance at end of year	(18.1)	(39.8)	(38.5)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	3.2	(5.5)	15.8
Change in accounting standard, net of tax expense of $0.0, $0.0 and $1.3	0.0	0.0	3.9
Reclassification of unrealized (gains) losses on cash flow hedges to expense, net of tax benefit (expense) of $0.1, $(1.5) and $2.5	(0.2)	4.6	(7.4)
Change in cash flow hedges, net of tax (expense) benefit of $(12.7), $(2.6) and $7.5	41.4	4.1	(17.8)
Balance at end of year	44.4	3.2	(5.5)
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	(0.6)	(0.6)	0.0
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.0, $0.0 and $0.1	0.0	0.0	(0.6)
Balance at end of year	(0.6)	(0.6)	(0.6)
Unrecognized pension net loss:
Balance at beginning of year	(40.5)	(42.6)	(42.1)
Reclassification of unrecognized pension net loss to expense, net of tax expense of $0.3, $0.3 and $0.4	1.1	1.1	1.1
Revaluation of unrecognized pension net loss, net of tax (benefit) expense of $(0.7), $0.4 and $(0.5)	(2.2)	1.0	(1.6)
Balance at end of year	(41.6)	(40.5)	(42.6)
Total balance at end of year	(15.9)	(77.7)	(87.2)
Treasury stock
Balance at beginning of year	(90.9)	(90.0)	(58.2)
Purchases	(1.6)	(0.9)	(31.8)
Balance at end of year	(92.5)	(90.9)	(90.0)
Total Koppers shareholders’ equity – end of year	341.7	147.3	56.2
Noncontrolling interests
Balance at beginning of year	11.4	10.8	5.9
Net (loss) income attributable to noncontrolling interests	(1.0)	0.8	5.8
Sale of discontinued operations	(7.2)	0.0	0.0
Currency translation adjustment	1.1	(0.2)	(0.9)
Balance at end of year	4.3	11.4	10.8
Total equity – end of year	$346.0	$158.7	$67.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2020 Annual Report

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

Contract Balances – The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $5.8 million and $5.1 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2020 and December 31, 2019, respectively.

Cash, cash equivalents and restricted cash – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less. Restricted cash of $2.3 million as of December 31, 2020 is being held in an escrow account for a remaining period of 15 months to cover potential customary indemnity claims by the buyers of one of our businesses sold as described in Note 4 – “Plant Closures and Discontinued Operations.”

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or net realizable value. UIP inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 53 percent and 51 percent of the FIFO inventory value at December 31, 2020 and 2019, respectively. In 2020, 2019 and 2018, we recorded inventory write-downs of $0.6 million, $1.0 million and $1.0 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

Property, plant and equipment – Property, plant and equipment are recorded at purchased cost and include improvements which significantly increase capacities or extend useful lives of existing plant and equipment. Depreciation expense is calculated by applying the straight-line method over estimated useful lives. Estimated useful lives for buildings generally range from ten to 20 years and depreciable lives for machinery and equipment generally range from three to 15 years. Net gains and losses related to asset disposals are recognized in earnings in the period in which the disposal occurs. Routine repairs, replacements and maintenance are expensed as incurred.

We periodically evaluate whether current facts and circumstances indicate that the carrying value of depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 4 – “Plant Closures and Discontinued Operations” for additional information.

Goodwill and other intangible assets – Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. We perform an assessment of goodwill at the reporting unit level, utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value calculations of each reporting unit with its net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future forecasted cash flows including future forecasted revenue growth rates, and the discount rate. If assumptions or estimates in the fair value calculations change or if future forecasted cash flows or future forecasted growth rates vary from what was planned, this may impact the impairment analysis. We performed an impairment test for goodwill for each of the reporting units using the above quantitative testing approach. Based on the evaluations performed, we determined that the fair value of each of the reporting units exceeded its carrying amount, and therefore, we determined that goodwill was not impaired.

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

Koppers Holdings Inc.     2020 Annual Report

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

Lease arrangements are determined whether or not to be a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease as of the start date and may include consideration of certain adjustments including non-lease components. ROU assets are determined based on the determined ROU lease liability and may include the consideration of certain adjustments including initial direct costs, prepaid lease payments, lease incentives received, and non-lease components. The option to extend or terminate a lease is included in the determination of the ROU asset and lease liability only when it is reasonably certain that we will exercise that option.

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

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2020	2019
(Dollars in millions)
Asset retirement obligation at beginning of year	$20.7	$27.0
Accretion expense	1.1	1.5
Revision in estimated cash flows (a)	4.6	4.7
Cash expenditures	(6.6)	(12.5)
Balance at end of period	$19.8	$20.7

(a) Revision in estimated cash flows for 2020 and 2019 includes $2.9 and $3.4 million of charges related to restructuring activities, respectively. See Note 4 – “Plant Closures and Discontinued Operations” for additional information.

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

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. COVID-19 continues to impact the United States and other countries across the world, and the duration and ultimate severity of its effects are currently unknown. This current level of uncertainty over the economic and operational impacts of COVID-19 means the related future financial impact cannot be reasonably estimated at this time. Our consolidated financial statements presented herein reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of such assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; valuation of deferred income taxes; and the allowance for doubtful accounts. Events and changes in circumstances arising after December 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

3. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). This ASU includes practical expedients for contract modifications due to reference rate reform and will not require remeasurement or reassessment of a previous accounting determination at the modification date. These practical expedients may be applied from March 12, 2020 through December 31, 2022. Our debt agreements include the use of alternate rates if LIBOR is not available and we do not expect the change from LIBOR to an alternate rate will have a material impact to our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of ASU No. 2020-01 to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. We adopted ASU No. 2016-13 as of January 1, 2020 and there was no material impact on our financial statements.

4. Plant Closures and Discontinued Operations

Over the past six years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

•

In February 2021, we completed the sale of our Follansbee, West Virginia coal tar distillation facility. In August 2019, we ceased remaining production activities at the facility. Previously in 2018, we had ceased naphthalene refining activities at the facility subsequent to the commissioning of a new naphthalene refining plant in Stickney, Illinois.

•	In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”).
•	In September 2018, we sold our U.K.-based specialty chemicals business.
•	In November 2016, we sold our 30-percent interest in Tangshan Kailuan Koppers Carbon Chemical Company Limited (“TKK”) located in the Hebei Province in China.
•	In July 2016, we discontinued coal tar distillation activities at our CMC plant located in Clairton, Pennsylvania. In October 2018, we completed the sale of the facility.
•	In March 2016, we discontinued production at our 60-percent owned CMC plant located in Tangshan, China.
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

In addition, we ceased carbon black production at our CMC facility located in Kurnell, Australia during 2011. Costs associated with this closure are included in (loss) income from discontinued operations on the consolidated statement of operations.

Koppers Holdings Inc.     2020 Annual Report

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2018	$1.7	$3.6	$2.8	$8.1
Accrual	0.0	3.4	3.0	6.4
Costs charged against assets	0.0	0.0	(3.0)	(3.0)
Reversal of accrued charges	(0.3)	(0.1)	0.0	(0.4)
Cash paid	(0.5)	(6.2)	(0.3)	(7.0)
Currency translation	0.0	0.0	(0.1)	(0.1)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	3.4	6.8
Costs charged against assets	0.0	0.0	(3.4)	(3.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.2)	(0.8)	(0.3)	(1.3)
Currency translation	0.0	0.0	0.2	0.2
Reserve at December 31, 2020	$0.9	$2.8	$2.3	$6.0

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. The sales price was $107.0 million, subject to adjustments for cash, debt and working capital as defined in the sale and purchase agreement. The pre-tax gain on the sale of KJCC was $44.1 million and the after-tax gain on the sale was $35.8 million. The estimated final net cash proceeds to Koppers will total $65.2 million, after payments for Chinese capital gain taxes, transaction costs and estimated working capital adjustments. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account and is recorded within Cash and Cash Equivalents as of December 31, 2020 to cover potential customary indemnity claims by the buyers for a remaining period of 15 months. We have previously elected to include proceeds received from the sale of a subsidiary that is separately reported as a discontinued operation within cash flows from continuing operations on the Consolidated Statement of Cash Flows.

The sale of KJCC represented a strategic shift that has a major effect on our operations and financial results and was, therefore, classified as discontinued operations in our consolidated financial statements and notes, which have been restated accordingly.

Net sales and operating (loss) profit from discontinued operations for the years ended December 31, 2020, 2019 and 2018 consist of the following amounts:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Net sales	$31.6	$135.8	$147.5
Operating (loss) profit	(5.0)	5.8	26.0

The cash flows related to KJCC have not been restated in the Consolidated Statement of Cash Flows. Net cash inflows and outflows from discontinued operations for the years ended December 31, 2020, 2019 and 2018 consist of the following amounts:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Net cash provided by operating activities	$0.7	$21.4	$10.4
Net cash used in investing activities	(0.9)	(3.8)	(3.3)
Net cash used in financing activities	0.0	(19.8)	(12.6)
Effect of exchange rate changes on cash	(0.5)	(0.3)	(0.7)
Net decrease in cash and cash equivalents	(0.7)	(2.5)	(6.2)

Assets of Discontinued Operations Held for Sale

Assets and liabilities are classified as held for sale when, among other items, the sale of the asset is probable and the completed sale is expected to occur within one year. Upon classification as held for sale, such assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell.

The agreement to sell KJCC met all of the criteria to classify its assets and liabilities as held for sale in the first quarter of 2020 and as part of the required evaluation under the held for sale guidance, we determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded.

The below amounts are excluded from the respective balance sheet footnotes as of December 31, 2019. We have incurred aggregated transactions costs related to this divestiture of $4.9 million during the year ended December 31, 2020, which are included in (loss) income from discontinued operations and gain on the sale of discontinued operations on the Consolidated Statement of Operations.

The following represents the carrying amount of assets and liabilities, by major class, classified as held for sale on the Consolidated Balance Sheet as of December 31, 2019:

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

5. Acquisitions

On April 10, 2018, Koppers Inc. acquired its Utility and Industrial Products business (“UIP”) for net cash consideration of $201.3 million. The transaction was funded by borrowings on Koppers Inc.’s Credit Facility discussed in “Note 15 - Debt.” UIP is a manufacturer of treated wood transmission and distribution poles for utility and cooperative utility companies. It is also a manufacturer of treated wood pilings used for construction applications. UIP manufactures and sells its treated wood poles and pilings through a network of manufacturing facilities and distribution yards located throughout the United States. UIP treats its products with a variety of wood protection chemicals, including chromated copper arsenate and creosote, which are produced by our PC and CMC segments, respectively.

On February 28, 2018, Koppers Inc. acquired its Koppers Recovery Resources business (“KRR”) for net cash consideration of $62.8 million. The purchase price was funded by borrowings on Koppers Inc.’s Credit Facility. KRR is a vertically-integrated company that provides material recovery services for crossties that have been taken out of service and other biomass material. KRR converts this recovered material into alternative fuels, such as crosstie-derived fuel or biomass-derived fuel, that are used as a substitute for conventional higher-cost carbon-based fuel.

Koppers Holdings Inc.     2020 Annual Report

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

Year Ended December 31,
2018
(Dollars in millions)
Pro forma revenue	$1,613.4
Pro forma income from continuing operations attributable to Koppers	5.7
Pro forma income per share - continuing operations:
Basic -	$0.27
Diluted -	$0.27

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.2	$1.2	$1.2	$1.2
Financial liabilities:
Long-term debt (including current portion)	$799.2	$784.2	$906.9	$911.9

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$122.0	$66.6	$23.4
Less: (Loss) income from discontinued operations	(3.9)	3.7	23.7
Gain on sale of discontinued operations	35.8	0.0	0.0
Plus: Non-controlling (loss) income	(1.0)	0.8	5.8
Income from continuing operations attributable to Koppers	$89.1	$63.7	$5.5
Weighted average common shares outstanding:
Basic	20,992	20,665	20,871
Effect of dilutive securities	382	403	455
Diluted	21,374	21,068	21,326
Earnings per common share – continuing operations:
Basic earnings per common share	$4.25	$3.09	$0.26
Diluted earnings per common share	4.17	3.03	0.26
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	717	764	401

8. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”), the 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the 2020 Long-Term Incentive Plan (the “2020 LTIP”). The 2005 LTIP, the 2018 LTIP and the 2020 LTIP are collectively referred to as the ”LTIP”. On May 6, 2020, the 2020 LTIP was approved by our shareholders and the 2018 LTIP was frozen. Similar to the 2018 LTIP, the 2020 LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards”.

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

Koppers Holdings Inc.     2020 Annual Report

We calculated the fair value of the performance stock unit awards on the date of the grant using assumptions listed below:

	March 2020 Grant	March 2019 Grant	May 2018 Grant	March 2018 Grant
Grant date price per share of performance award	$19.63	$26.63	$39.10	$41.60
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected volatility	45.60%	39.00%	39.40%	39.40%
Risk-free interest rate	0.72%	2.50%	2.35%	2.38%
Look-back period in years	2.83	2.82	2.84	2.84
Grant date fair value per share of performance award	$11.56	$40.30	$44.29	$47.12

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

The following table shows a summary of the performance stock units as of December 31, 2020:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2018 – 2020	0	3,048	6,096
2019 – 2021	0	234,597	281,536
2020 – 2022	0	154,099	308,198

Performance stock units granted in March 2018 for the 2018 – 2020 performance period did not meet the minimum performance criteria and will not vest in March 2021.

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2020:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2020	343,012	445,186	788,198	$40.18
Granted	369,161	232,481	601,642	$15.86
Performance share adjustment	0	(150,464)	(150,464)	$30.68
Vested	(168,534)	(110,168)	(278,702)	$41.68
Forfeited	(34,130)	(25,291)	(59,421)	$33.86
Non-vested at December 31, 2020	509,509	391,744	901,253	$25.48

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	966,849	$28.45
Granted	187,701	$19.63
Exercised	(2,500)	$20.00
Expired	(5,129)	$31.28
Forfeited	(26,667)	$32.45
Outstanding at December 31, 2020	1,120,254	$26.89	5.41	$8.6
Exercisable at December 31, 2020	776,125	$27.39	4.05	$6.0

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three years ended December 31, 2020 are as follows:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$11.3	$12.1	$12.5
Less related income tax benefit	2.2	0.2	3.1
Decrease in net income attributable to Koppers	$9.1	$11.9	$9.4
Intrinsic value of exercised stock options	$0.0	$1.1	$1.1
Cash received from the exercise of stock options	$0.0	$2.9	$2.9

As of December 31, 2020, total future compensation expense related to non-vested stock-based compensation arrangements totaled $14.6 million and the weighted-average period over which this expense is expected to be recognized is approximately 26 months.

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

Koppers Holdings Inc.     2020 Annual Report

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$759.1	$733.5	$634.8
Performance Chemicals	526.3	448.3	420.0
Carbon Materials and Chemicals(a)	383.7	455.2	507.9
Total	$1,669.1	$1,637.0	$1,562.7
Intersegment revenues:
Performance Chemicals	$13.7	$12.6	$10.8
Carbon Materials and Chemicals	78.7	75.2	77.3
Total	$92.4	$87.8	$88.1
Depreciation and amortization expense:
Railroad and Utility Products and Services	$20.1	$19.4	$17.7
Performance Chemicals	18.1	18.3	17.8
Carbon Materials and Chemicals(b)	15.9	13.7	11.4
Total	$54.1	$51.4	$46.9
Operating profit (loss):
Railroad and Utility Products and Services(c)	$46.7	$35.8	$5.9
Performance Chemicals	88.6	52.1	36.2
Carbon Materials and Chemicals(d)	23.4	39.2	44.7
Corporate(e)	(2.0)	(2.1)	(2.4)
Total	$156.7	$125.0	$84.4
Capital expenditures (excluding acquisitions):
Railroad and Utility Products and Services	$31.3	$11.6	$19.2
Performance Chemicals	12.1	9.7	15.1
Carbon Materials and Chemicals(f)	24.8	15.5	73.5
Corporate	1.6	0.4	1.9
Total	$69.8	$37.2	$109.7

(a)	Revenue excludes KJCC discontinued operations of $31.6 million, $135.8 million and $147.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)	Depreciation and amortization expense excludes KJCC discontinued operations of $0.6 million, $3.7 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)	Includes $6.0 million of inventory fair value purchase price accounting adjustments from our acquisition of UIP in 2018.
(d)	Operating profit (loss) excludes KJCC discontinued operations of $(5.0) million, $5.8 million and $26.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(e)	Operating loss for Corporate includes costs for Koppers Holdings Inc., the parent company of Koppers Inc., and acquisition-related costs.
(f)	Capital expenditures includes KJCC discontinued operations of $0.6 million, $3.9 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	December 31,
	2020	2019
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$583.1	$562.2
Performance Chemicals	536.1	457.7
Carbon Materials and Chemicals	424.2	502.1
Segment assets	1,543.4	1,522.0
Cash and cash equivalents	0.4	0.0
Income tax receivable	1.2	1.9
Deferred taxes	28.8	17.0
Property, plant and equipment, net	5.9	5.3
Operating lease right-of-use assets	11.9	13.2
Prepaid insurance and other assets	7.0	5.2
Total(a)	$1,598.6	$1,564.6
Goodwill:
Railroad and Utility Products and Services	$121.1	$120.7
Performance Chemicals	176.7	175.4
Total	$297.8	$296.1

(a)	The Carbon Materials and Chemicals segment includes $76.4 million of assets of discontinued operations held for sale related to our KJCC business at December 31, 2019.

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2020	$1,170.1	$832.0
	2019	1,141.2	796.0
	2018	993.5	732.1
Australasia	2020	194.3	82.0
	2019	199.6	76.6
	2018	218.8	69.8
Europe	2020	162.3	83.2
	2019	177.5	70.2
	2018	214.6	44.8
Other countries	2020	142.4	18.5
	2019	118.7	19.3
	2018	135.8	18.3
Total(a)	2020	$1,669.1	$1,015.7
	2019	$1,637.0	$962.1
	2018	$1,562.7	$865.1

(a)

Revenue excludes KJCC discontinued operations of $31.6 million, $135.8 million and $147.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Long-lived assets exclude $59.3 million and $59.0 million of assets of discontinued operations held for sale related to our KJCC business at December 31, 2019 and 2018, respectively.

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $499.0 million in 2020, $495.8 million in 2019 and $569.2 million in 2018.

Koppers Holdings Inc.     2020 Annual Report

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$405.1	$419.6	$341.7
Utility poles	241.7	222.0	184.7
Railroad infrastructure services	63.5	36.5	36.9
Rail joints	20.3	26.8	33.5
Other products	28.6	28.6	38.0
	759.1	733.5	634.8
Performance Chemicals:
Wood preservative products	510.7	418.8	389.1
Other products	15.6	29.5	30.9
	526.3	448.3	420.0
Carbon Materials and Chemicals:
Pitch and related products	230.9	272.4	280.9
Phthalic anhydride and other chemicals	66.4	77.9	84.6
Creosote and distillates	40.0	46.3	84.1
Naphthalene	19.7	24.9	26.2
Other products	26.7	33.7	32.1
	383.7	455.2	507.9
Total(a)	$1,669.1	$1,637.0	$1,562.7

(a)	Revenue excludes KJCC discontinued operations of $31.6 million, $135.8 million and $147.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Current:
Federal	$0.8	$(3.5)	$(1.2)
State	0.7	0.5	0.1
Foreign	11.1	14.4	17.9
Total current tax provision	12.6	11.4	16.8
Deferred:
Federal	6.1	3.1	9.6
State	1.6	0.4	(0.2)
Foreign	0.7	(14.9)	(0.5)
Total deferred tax provision (benefit)	8.4	(11.4)	8.9
Total income tax provision	$21.0	$0.0	$25.7

Income before income taxes from foreign operations for 2020, 2019 and 2018 was $52.4 million, $69.9 million and $82.3 million, respectively.

The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
GILTI inclusion, net of foreign tax credits	4.0	1.4	21.1
Foreign earnings taxed at different rates	2.9	(0.2)	0.4
State income taxes, net of federal tax benefit	2.2	1.1	(5.9)
Transition tax from Tax Act	0.0	0.0	27.3
Deferred tax adjustments from Tax Act	0.0	0.0	(12.0)
Intra-entity transfer of intangible assets	0.0	(23.4)	0.0
Change in tax contingency reserves	(0.2)	(7.0)	(3.5)
Deferred tax adjustments	(2.2)	0.0	4.0
Valuation allowance adjustments	(12.1)	9.1	28.8
Other	3.5	(2.0)	1.2
	19.1%	0.0%	82.4%

In 2017, the Tax Cut and Jobs Act of 2017 (“Tax Act”) was enacted into law. The Tax Act included a number of key changes that have impacted our tax provision for each of the years in the three-year period ended December 31, 2020: a reduction in the U.S. corporate income tax rate to 21 percent from 35 percent, imposition of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, imposition of a minimum tax on earnings of a foreign corporation (the global intangible low-taxed income tax or “GILTI tax”) and a limitation on our interest expense deduction.

Rate reduction – Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the year ended December 31, 2017, we initially recorded a charge to the carrying value of our deferred tax assets and liabilities in the United States upon enactment of the Tax Act. After further analysis and after the effect of filing our 2017 U.S. tax return, we revised this amount and recorded an income tax benefit of $3.8 million in the year ended December 31, 2018.

Transition tax – In the year ended December 31, 2017, we recorded an initial estimated charge related to the one-time transition tax. In the year ended December 31, 2018, we revised our original estimate and recorded additional income tax expense of $8.6 million as a result of additional guidance issued by the Internal Revenue Service. Due to the availability of net operating losses, our total cash payment for the one-time transition tax is approximately $5.1 million which is being paid in installments through 2024.

GILTI tax – We have recorded an income tax expense, net of foreign tax credits, of $4.4 million, $0.9 million and $6.6 million in the years ended December 31, 2020, 2019 and 2018, respectively. However, the impact of the GILTI tax did not result in any incremental cash tax payments in the years ended December 31, 2019 and 2018 since it was offset by available net operating losses.

Interest expense deduction limitation – As enacted in 2017, the interest expense deduction is limited to 30 percent of adjusted taxable income as defined under the tax regulations and any such limitation that is disallowed in a year can be carried forward to future years. In the years ended December 31, 2019 and 2018, we recorded a cumulative valuation allowance totaling $13.3 million for the disallowed interest expense deduction due to the uncertainly of when we could utilize the carryforward amounts.

During 2020, two events occurred which enabled us to adjust our interest expense limitations on our 2018 and 2019 U.S. tax returns. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act increased the allowable business interest expense deduction to 50 percent of adjusted taxable income retroactively to January 1, 2019. In addition, the Internal Revenue Service released regulations that were retroactive to January 1, 2018 and favorably impacted our calculation of adjusted taxable income. After application of these new regulations, the limitation of our interest expense deduction was significantly reduced when compared to the same calculations under the previous regulations. In the year ended December 31, 2020, we recorded a tax benefit of $13.3 million to reverse the previously-recorded valuation allowance as we are certain that we will utilize the remaining amount that was disallowed and carried forward.

In the year ended December 31, 2019, we recognized a one-time deferred tax benefit of $14.9 million upon the completion of a Dutch legal entity restructuring project. This restructuring resulted in an intra-entity transfer of certain intangible assets and intellectual property, which under Dutch tax law are valued at fair value and are amortized over a period of nine to 14 years.

Koppers Holdings Inc.     2020 Annual Report

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating primarily to adjustments to copper swap contracts is $12.6 million, $4.1 million, and $(10.0) million for the years ended December 31, 2020, 2019 and 2018, respectively.

The amount of deferred income tax expense (benefit) included in comprehensive income (loss) but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(0.4) million, $0.7 million, and $(0.1) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
(Dollars in millions)
Deferred tax assets:
Tax credits	$20.0	$22.5
Federal and state tax loss carryforwards, expiring from 2020 to 2039	18.3	17.8
Reserves, including insurance and environmental	11.7	23.3
Pension and other postretirement benefits obligations	9.7	9.4
Foreign tax loss carryforwards	7.5	5.6
Asset retirement obligations	6.8	6.5
Accrued employee compensation	6.6	8.5
Book/tax inventory accounting differences	6.2	5.1
Other	3.1	3.3
Valuation allowance	(44.6)	(58.0)
Total deferred tax assets	45.3	44.0
Deferred tax liabilities:
Tax over book depreciation and amortization	28.1	25.5
Gain on derivative contracts	16.3	1.4
Other	3.8	0.2
Total deferred tax liabilities	48.2	27.1
Net deferred tax (liabilities) assets	$(2.9)	$16.9

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. At December 31, 2020, there was approximately $602 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.

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

Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2020	2019
State temporary differences, net operating losses and tax credits	$19.1	$18.1
Federal foreign tax credits	18.8	20.5
Federal temporary differences	0.0	13.3
Foreign temporary differences, net operating losses and capital losses	6.7	6.1
Total valuation allowances	$44.6	$58.0

The valuation allowance for Federal temporary differences, and specifically the valuation allowance on the disallowed U.S. interest deductions, was reversed in the year ended December 31, 2020. This is due to the changes to the U.S. tax law that were enacted in 2020 and discussed in prior paragraphs.

Unrecognized Tax Benefits

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
(Dollars in millions)
Balance at beginning of year	$2.1	$7.0	$8.7
Additions based on tax provisions related to the current year	0.2	0.1	0.1
Additions for tax provisions of prior years	0.5	0.0	0.0
Reductions resulting from a lapse in the statute of limitations	(0.3)	(0.3)	(0.3)
Reductions of tax provisions of prior years	0.0	(1.8)	(1.5)
Reductions resulting from audit closures	0.0	(2.9)	0.0
Balance at end of year	$2.5	$2.1	$7.0

As of December 31, 2020 and 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.5 million and $2.0 million, respectively.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2018, we recognized $1.4 million in interest and penalties. As of December 31, 2020 and 2019, we had accrued interest and penalties of approximately $0.8 million and $0.8 million, respectively.

We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $1.7 million due to the expirations of certain limitations and potential audit resolutions. We do not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2016.

11. Inventories

Inventories as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
(Dollars in millions)
Raw materials	$233.7	$232.0
Work in process	12.4	12.0
Finished goods	99.3	107.8
	345.4	351.8
Less revaluation to LIFO	49.6	63.3
Inventories, net(a)	$295.8	$288.5

(a)	Net inventories excludes $10.6 million of assets of discontinued operations held for sale related to our KJCC business as of December 31, 2019.

Koppers Holdings Inc.     2020 Annual Report

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
(Dollars in millions)
Land	$16.7	$15.0
Buildings	75.0	70.5
Machinery and equipment	812.1	732.4
	903.8	$817.9
Less accumulated depreciation	494.7	459.1
Property, Plant and Equipment, net(a)	$409.1	$358.8

(a)	Net property, plant, and equipment excludes $56.6 million of assets of discontinued operations held for sale related to our KJCC business as of December 31, 2019.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $33.7 million, $30.7 million and $27.7 million, respectively. Depreciation expense excludes KJCC discontinued operations of $0.6 million, $3.7 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively

Impairments – We did not incur impairment charges in 2020, 2019 or 2018.

13. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reporting unit for the years ended December 31, 2020 and December 31, 2019 was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2018	$175.4	$41.0	$80.1	$296.5
Purchase accounting adjustment	0.0	0.0	(0.4)	(0.4)
Balance at December 31, 2019	$175.4	$41.0	$79.7	$296.1
Currency translation	$1.3	$0.1	$0.3	$1.7
Balance at December 31, 2020	$176.7	$41.1	$80.0	$297.8

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. We performed a quantitative assessment of goodwill at the reporting unit level, utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value calculations of each reporting unit with its net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future forecasted cash flows, including forecasted future growth rates such as revenue and the discount rate. We determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill incurred for each of the three years ended December 31, 2020.

Our identifiable intangible assets are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2020			2019
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	9.5	$228.5	$84.7	$143.8	$227.0	$69.5	$157.5
Technology	4 to 12	1.9	26.8	23.6	3.2	26.7	19.9	6.8
Trademarks	2 to 17	5.1	7.9	5.8	2.1	7.6	4.4	3.2
Supply contracts	10	0.0	2.6	2.6	0.0	2.4	2.3	0.1
Non-compete agreements	12	3.8	1.7	1.0	0.7	1.6	0.8	0.8
Favorable lease agreements	3	0.0	0.8	0.8	0.0	0.7	0.7	0.0
Total		9.1	$268.3	$118.5	$149.8	$266.0	$97.6	$168.4

In 2020, the gross carrying value of identifiable intangible assets increased by $2.3 million. Total amortization expense related to these identifiable intangible assets was $19.8 million, $20.7 million and $19.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2021	$17.7
2022	15.0
2023	14.6
2024	14.3
2025	13.8

14. Pensions and Post-Retirement Benefit Plans

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

Expense related to defined contribution plans totaled $8.4 million, $8.3 million and $7.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net periodic pension costs for 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
(Dollars in millions)
Service cost	$1.4	$1.5	$1.9	$0.1	$0.1	$0.1
Interest cost	6.4	7.8	7.5	0.3	0.4	0.4
Expected return on plan assets	(7.9)	(7.9)	(8.5)	0.0	0.0	0.0
Amortization of net loss (gain)	1.7	1.6	1.4	(0.2)	(0.2)	0.0
Settlements and curtailments	0.1	0.0	0.0	0.0	0.0	0.0
Net periodic benefit cost	$1.7	$3.0	$2.3	$0.2	$0.3	$0.5

Koppers Holdings Inc.     2020 Annual Report

The change in the funded status of the pension and postretirement plans as of December 31, 2020 and December 31, 2019 is as follows:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$219.8	$201.7	$9.2	$9.4
Service cost	1.4	1.5	0.1	0.1
Interest cost	6.4	7.8	0.3	0.4
Actuarial losses (gains)	17.3	20.1	1.3	(0.3)
Settlements	(2.2)	0.0	0.0	0.0
Currency translation	2.6	1.6	0.0	0.0
Benefits paid	(12.0)	(12.9)	(0.4)	(0.3)
Benefit obligation at end of year	233.3	219.8	10.5	9.2
Change in plan assets:
Fair value of plan assets at beginning of year	191.5	169.6	0.0	0.0
Actual return on plan assets	23.6	28.6	0.0	0.0
Employer contribution	3.9	4.2	0.4	0.3
Settlements	(2.2)	0.0	0.0	0.0
Currency translation	3.2	2.0	0.0	0.0
Benefits paid	(12.0)	(12.9)	(0.4)	(0.3)
Fair value of plan assets at end of year	208.0	191.5	0.0	0.0
Funded status of the plan	$(25.3)	$(28.3)	$(10.5)	$(9.2)

In 2020, the net actuarial loss of $17.3 million is due principally to the decrease in the discount rate used to measure the benefit obligation as of December 31, 2020 compared to the prior year. In February 2021, we entered into a pension plan buy-in transaction with respect to our defined benefit pension plan in the United Kingdom with an insurance company. After completing a regulatory process which is expected to take up to ten months, our related pension obligation will be irrevocably settled. This pension plan has a benefit obligation of $56.5 million and plan assets of $68.2 million as of December 31, 2020.

Plan Data

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
(Dollars in millions)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$12.1	$10.9	$0.0	$0.0
Current liabilities	1.0	1.0	0.7	0.8
Noncurrent liabilities	36.4	38.2	9.8	8.4
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$172.5	$160.4
Fair value of plan assets	135.0	121.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$172.2	$160.2
Fair value of plan assets	135.0	121.2

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2020 and 2019 was $232.5 million and $219.0 million, respectively.

Expected Contributions for the 2021 Fiscal Year

Our expected contributions for 2021 are estimated to be $1.0 million for pension plans and $0.7 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2021	$11.6	$0.7
2022	11.4	0.7
2023	11.5	0.7
2024	11.6	0.6
2025	12.1	0.6
Next five years	59.8	3.0

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	2.29%	3.05%	2.66%	3.43%
Expected return on plan assets	3.67	4.30
Rate of compensation increase	3.41	3.00
Initial medical trend rate			5.40	5.70

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

Investment Strategy

The weighted average asset allocation for our pension plans at December 31 by asset category is as follows:

	December 31,
	2020	2019
Debt securities	70%	70%
Equity securities	21	24
Other	9	6
	100%	100%

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

Koppers Holdings Inc.     2020 Annual Report

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

The following table sets forth by level, our pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$8.1	$0.0	$8.1
International equity securities	0.0	19.3	0.0	19.3
U.S. debt securities	0.0	68.6	0.0	68.6
International debt securities	0.0	62.7	0.0	62.7
Real estate and other investments	0.0	0.6	0.0	0.6
Cash and cash equivalents	0.0	11.2	0.0	11.2
	$0.0	$170.5	$0.0	$170.5
Investments measured at NAV(a)				37.5
Total assets at fair value				$208.0
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$14.1	$0.0	$14.1
International equity securities	0.0	22.3	0.0	22.3
U.S. debt securities	0.0	58.3	0.0	58.3
International debt securities	0.0	48.1	0.0	48.1
Real estate and other investments	0.0	0.8	4.3	5.1
Cash and cash equivalents	0.0	3.6	0.0	3.6
	$0.0	$147.2	$4.3	$151.5
Investments measured at NAV(a)				40.0
Total assets at fair value				$191.5
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2020:
December 31, 2020
Other Investments
(Dollars in millions)
Balance at beginning of year	$4.3
Purchases, sales, issuances and settlements	(4.3)
Balance at the end of year	$0.0
The amount of total losses during the period attributable to the change in unrealized losses relating to Level 3 net assets still held at the reporting date	$0.0

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. The charge to operating expense for these plans was $17.3 million in 2020, $12.2 million in 2019 and $10.3 million in 2018.

15. Debt

Debt as of December 31, 2020 and 2019 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2020	2019
Term Loan	2.69%	2024	$12.2	$82.5
Revolving Credit Facility	2.69%	2024	272.0	329.4
Senior Notes due 2025	6.00%	2025	500.0	500.0
Total debt			784.2	911.9
Less short-term debt and current maturities of long-term debt			10.1	10.2
Less unamortized debt issuance costs			8.3	10.7
Long-term debt			$765.8	$891.0

Credit Facility

The Company maintains a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”), as amended. The secured term loan has a quarterly amortization of $2.5 million and the interest rate on the Credit Facility is variable and is based on LIBOR.

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

As of December 31, 2020, we had $307.8 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2020, $7.7 million of commitments were utilized by outstanding letters of credit.

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

Debt Maturities and Deferred Financing Costs

At December 31, 2020 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2021	$10.1
2022	2.1
2023	0.0
2024	272.0
2025	500.0
Total debt	$784.2

Koppers Holdings Inc.     2020 Annual Report

Unamortized debt issuance costs (net of accumulated amortization of $9.4 million and $6.8 million at December 31, 2020 and 2019, respectively) were $8.3 million and $10.7 million at December 31, 2020 and 2019, respectively, and are included as a deduction from the carrying amount of long-term debt.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $31.2 million and $31.8 million and variable lease costs were $3.5 million and $3.7 million during the years ended December 31, 2020 and 2019, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2020:

(Dollars in millions)
2021	$28.4
2022	24.6
2023	19.2
2024	15.4
2025	12.3
Thereafter	33.5
Total lease payments	$133.5
Less: Interest	(31.0)
Present value of lease liabilities	$102.5

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2020	2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$102.5	$112.3
Current operating lease liabilities	$21.2	$22.0
Operating lease liabilities	81.3	91.5
Total operating lease liabilities	$102.5	$113.5
Weighted average remaining lease term, in years	6.4	6.9
Weighted average discount rate	7.5%	7.7%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Canadian dollar, the New Zealand dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2022. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of December 31, 2020 and December 31, 2019, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2020	2019	2020	2019
(Amounts in millions)
Cash flow hedges	62.3	56.5	$58.3	$4.5
Not designated as hedges	11.5	16.6	10.9	1.7
Total	73.8	73.1	$69.2	$6.2

As of December 31, 2020 and December 31, 2019, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2020	2019
(Dollars in millions)
Derivative contracts	$37.3	$2.1
Non-current derivative contracts	31.9	4.1
Net asset on balance sheet	$69.2	$6.2
Accumulated other comprehensive gain, net of tax	$44.4	$3.2

In the next twelve months, we estimate that $23.1 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See the consolidated statement of comprehensive income (loss) and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income (loss) into net income for the periods specified below. For the years ended December 31, 2020 and 2019, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2020	2019
(Dollars in millions)
Gain from contracts not designated as hedges	$9.2	$4.1

Koppers Holdings Inc.     2020 Annual Report

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of December 31, 2020 and December 31, 2019, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	December 31,
	2020	2019
(Dollars in millions)
Derivative contracts	$1.2	$0.3
Accrued liabilities	(0.5)	(0.5)
Net asset (liability) on balance sheet	$0.7	$(0.2)

As of December 31, 2020 and 2019, the net currency units outstanding were:

December 31,
	2020	2019
(In millions)
British Pounds	GBP 2.0	GBP 3.7
New Zealand Dollars	NZD 0.0	NZD 16.0
United States Dollars	USD 7.6	USD 6.2
Euro	EUR 0.0	EUR 1.2

18. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2020 are as follows:

	December 31,
	2020	2019	2018
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	23,321	23,029	22,384
Issued for employee stock plans	367	292	645
Balance at end of year	23,688	23,321	23,029
Treasury Stock:
Balance at beginning of year	(2,516)	(2,480)	(1,606)
Shares repurchased	(74)	(36)	(874)
Balance at end of year	(2,590)	(2,516)	(2,480)

19. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 64 plaintiffs in 34 cases pending as of December 31, 2020, which is unchanged from December 31, 2019. As of December 31, 2020, there were 33 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Koppers Holdings Inc.     2020 Annual Report

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

To date, the parties that retained, assumed and/or agreed to indemnify us against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. We believe that, for the last three years ended December 31, 2020, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $6.4 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Domestic Environmental Matters. In June 2018, Koppers Inc. received a letter from the U.S. Environmental Protection Agency ("EPA") concerning potential violations of the Clean Water Act observed during inspections and review of Spill Prevention, Control and Countermeasure Plans and Facility Response Plans at our facilities in Follansbee, WV; Green Spring, WV; and Clairton, PA. In addition, the EPA reviewed one facility’s compliance with an earlier consent order regarding above ground storage tank integrity testing. In October 2020, we signed a consent decree with the EPA and agreed to a total penalty of $1.0 million which is accrued. The consent decree was entered and became effective on February 4, 2021 and the penalty will be paid in the first quarter of 2021.

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

The EPA issued its Record of Decision (“ROD”) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. These costs may increase given the remedy will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing.

Additionally, Koppers Inc. is involved in two separate matters involving natural resource damages at the Portland Harbor site. One matter involves claims by the trustees to recover damages based upon an assessment of damages to natural resources caused by the releases of hazardous substances to the Willamette River. The assessment serves as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. Koppers Inc. has been engaged in a process to resolve its natural resource damage liabilities for the assessment area. A second matter involves a lawsuit filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for response costs and the costs of assessing injury to natural resources to waterways beyond the current assessment area. Following the most recent court rulings, the Yakama Nation case has been stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter notifying it that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis settlement amounts at the sites totaling $3.6 million as of December 31, 2020. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of December 31, 2020, our estimated environmental remediation liability for these acquired sites totals $4.3 million.

Foreign Environmental Matters. In October 2019, the New South Wales Environment Protection Authority (“NSW EPA”) filed a proceeding against one of our Australian subsidiaries, Koppers Carbon Materials & Chemicals Pty. Ltd. (“KCMC”), in relation to an incident which occurred at our Mayfield, Australia plant in October 2018. The NSW EPA alleged that KCMC committed an offense under Australian law by failing to maintain its plant and equipment in a proper and efficient working condition. A proceeding was held in November 2019 in the Land and Environment Court of New South Wales and we entered a guilty plea with respect to the allegations.

In May 2020, the NSW EPA brought additional proceedings against KCMC related to a series of May 2019 incidents involving alleged air pollution and odor complaints. The Company agreed to plead guilty to two of the charges and both the October 2019 and May 2020 proceedings were procedurally joined. In February 2021, the Land and Environment Court entered a final order and assessed a fine of $0.1 million plus legal costs incurred by the NSW EPA. We have accrued our estimated liability associated with the matters as of December 31, 2020.

There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2020, our estimated environmental remediation liability for the acquired site totals $1.5 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters, excluding fines and penalties of which $2.9 million and $2.8 million are classified as current liabilities at December 31, 2020 and December 31, 2019, respectively:

	December 31,
	2020	2019
(Dollars in millions)
Balance at beginning of year	$9.5	$10.1
Expense	1.8	0.5
Revision of reserves	0.0	(0.8)
Cash expenditures	(0.4)	(0.3)
Currency translation	0.1	0.0
Balance at end of period	$11.0	$9.5

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

See Management Report on page 45 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 46 for KPMG LLP’s attestation report on internal control over financial reporting.

Koppers Holdings Inc.     2020 Annual Report

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

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

The following table provides information as of December 31, 2020, regarding the number of shares of our common stock that may be issued under our 2020 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,021,507(1)	$26.89(2)	949,609
(1)

Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units (“RSUs”) and performance-based RSUs awarded under our 2020 Long-Term Incentive Plan.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 44.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 88. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

Koppers Holdings Inc.     2020 Annual Report

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

Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).

4.5

Third Supplemental Indenture, dated as of August 20, 2020, among Koppers Utility Services LLC, the Issuer, Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2020 (Commission File No. 001-32737).

10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)

10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)

10.3*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)

Exhibit No.	Exhibit	Incorporation by Reference
10.4*	Koppers Industries, Inc. Survivor Benefit Plan

Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)

10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).

10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).

10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).

10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).

10.9*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.10*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).

10.11*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.12*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.13*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.14*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.15*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting	Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (Commission File No. 001-32737).

10.16*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive	Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013 (Commission File No. 001-32737).

Koppers Holdings Inc.     2020 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference

10.17*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (Commission File No. 001-32737).
10.18*	Koppers Annual Incentive Plan, as amended January 25, 2016.	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).

10.19*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.98 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.20*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.21*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.22*	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (Commission File No. 001-32737).

10.23

Credit Agreement, dated as of February 17, 2017, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017 (Commission File No. 001-32737).

10.24*	Koppers Holdings Inc. Employee Stock Purchase Plan	Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 4, 2017 (Commission File No. 001-32737).

10.25

First Amendment to Credit Agreement dated as of February 26, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.118 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.26

Second Amendment to Credit Agreement and Joinder, dated as of April 10, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent

Exhibit 10.119 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.27*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).

10.28*	Form of Restricted Stock Unit Issuance Agreement Time Vesting	Exhibit 10.120 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference

10.29*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.121 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.30*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director – Time Vesting	Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.31*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.32*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 (Commission File No. 001-32737).

10.33

Third Amendment to Credit Agreement and Joinder, dated as of May 1, 2019, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank National Association, as Administrative Agent.

Exhibit 10.126 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 (Commission File No. 001-32737).

10.34*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).

10.35*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).

10.36*	Form of Notice of Grant of Stock Option	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).

10.37

Fourth Amendment to Credit Agreement, dated as of February 26, 2020, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020 (Commission File No. 001-32737).

10.38*	Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (Commission File No. 001-32737).

10.39

Fifth Amendment to Credit Agreement, dated as of August 28, 2020, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2020 (Commission File No. 001-32737).

10.40* ***	Form of Restricted Stock Unit Issuance Agreement – Time Vesting

10.41* ***	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting

Koppers Holdings Inc.     2020 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference

10.42* ***	Form of Notice of Grant of Stock Option

10.43* ***	Form of Restricted Stock Unit Issuance Agreement for Michael J. Zugay

10.44* ***	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan

21***	List of subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

24***	Powers of Attorney.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

ITEM 16. FORM 10-K SUMMARY

None.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2020, 2019 and 2018

	Balance at	Increase			Balance
	Beginning	(Decrease)	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2020
Allowance for doubtful accounts	$2.6	$0.2	$(0.2)	$0.0	$2.6
Deferred tax valuation allowance	$58.0	$(12.1)	$(1.7)	$0.4	$44.6
2019
Allowance for doubtful accounts	$2.5	$0.6	$(0.5)	$0.0	$2.6
Deferred tax valuation allowance	$59.9	$3.3	$(5.2)	$0.0	$58.0
2018
Allowance for doubtful accounts	$2.5	$0.7	$(0.7)	$0.0	$2.5
Deferred tax valuation allowance	$44.5	$15.8	$0.0	$(0.4)	$59.9

Koppers Holdings Inc.     2020 Annual Report

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

Signature	Capacity		Date

/s/ Leroy M. Ball Leroy M. Ball	Director, President and Chief Executive Officer (Principal Executive Officer)		February 24, 2021

/s/ Michael J. Zugay Michael J. Zugay	Chief Financial Officer (Principal Financial Officer)		February 24, 2021

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 24, 2021

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng Traci L. Jensen David L. Motley	Director Director Director	By	/s/ Leroy M. Ball
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Louis L. Testoni	Director
Sonja M. Wilkerson	Director		February 24, 2021