Form 10-Q
period 2021-03-31
Koppers Holdings Inc.
filed 2021-05-07
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2021 amounted to 21,240,861 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Net sales	$407.5	$401.9
Cost of sales	319.3	340.3
Depreciation and amortization	16.1	13.5
Gain on sale of assets	(7.5)	0.0
Impairment and restructuring charges	1.2	(0.2)
Selling, general and administrative expenses	34.5	34.7
Operating profit	43.9	13.6
Other income, net	1.0	0.5
Interest expense	10.2	14.0
Income from continuing operations before income taxes	34.7	0.1
Income tax provision (benefit)	8.5	(1.8)
Income from continuing operations	26.2	1.9
Loss from discontinued operations, net of tax benefit of $0.1 and $0.8	(0.4)	(4.4)
Net income (loss)	25.8	(2.5)
Net loss attributable to noncontrolling interests	(0.1)	(1.1)
Net income (loss) attributable to Koppers	$25.9	$(1.4)
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.24	$0.09
Discontinued operations	(0.02)	(0.16)
Earnings (loss) per basic common share	$1.22	$(0.07)
Diluted -
Continuing operations	$1.20	$0.09
Discontinued operations	(0.02)	(0.16)
Earnings (loss) per diluted common share	$1.18	$(0.07)
Comprehensive income (loss)	$31.8	$(51.0)
Comprehensive loss attributable to noncontrolling interests	(0.1)	(1.3)
Comprehensive income (loss) attributable to Koppers	$31.9	$(49.7)
Weighted average shares outstanding (in thousands):
Basic	21,142	20,852
Diluted	21,907	21,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$44.2	$38.5
Accounts receivable, net of allowance of $3.1 and $2.6	194.7	175.1
Inventories, net	294.1	295.8
Derivative contracts	54.5	38.5
Other current assets	21.5	16.6
Total current assets	609.0	564.5
Property, plant and equipment, net	416.6	409.1
Operating lease right-of-use assets	103.6	102.5
Goodwill	297.1	297.8
Intangible assets, net	144.6	149.8
Deferred tax assets	17.5	18.4
Non-current derivative contracts	34.7	31.9
Other assets	25.8	24.6
Total assets	$1,648.9	$1,598.6
Liabilities
Accounts payable	$141.0	$154.1
Accrued liabilities	94.5	106.7
Current operating lease liabilities	21.8	21.2
Current maturities of long-term debt	9.6	10.1
Total current liabilities	266.9	292.1
Long-term debt	801.0	765.8
Accrued postretirement benefits	45.8	46.2
Deferred tax liabilities	24.8	21.3
Operating lease liabilities	81.9	81.3
Other long-term liabilities	47.6	45.9
Total liabilities	1,268.0	1,252.6
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,879,318 and 23,688,347 shares issued	0.2	0.2
Additional paid-in capital	238.9	234.1
Retained earnings	241.9	215.8
Accumulated other comprehensive loss	(10.0)	(15.9)
Treasury stock, at cost, 2,638,457 and 2,589,803 shares	(94.3)	(92.5)
Total Koppers shareholders’ equity	376.7	341.7
Noncontrolling interests	4.2	4.3
Total equity	380.9	346.0
Total liabilities and equity	$1,648.9	$1,598.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income (loss)	$25.8	$(2.5)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	16.1	14.5
Stock-based compensation	3.5	2.5
Change in derivative contracts	(2.6)	8.4
Non-cash interest expense	0.7	0.7
Gain on sale of assets	(7.5)	0.0
Deferred income taxes	(0.2)	(1.9)
Change in other liabilities	3.2	0.6
Other - net	(0.6)	(1.4)
Changes in working capital:
Accounts receivable	(21.3)	(21.0)
Inventories	0.0	8.6
Accounts payable	(8.5)	(6.7)
Accrued liabilities	(10.9)	(11.8)
Other working capital	(5.1)	(7.2)
Net cash used in operating activities	(7.4)	(17.2)
Cash (used in) provided by investing activities:
Capital expenditures	(24.2)	(10.6)
Net cash provided by sale of assets	4.7	0.0
Net cash used in investing activities	(19.5)	(10.6)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	36.6	54.1
Repayments of long-term debt	(2.5)	(2.6)
Issuances of Common Stock	1.1	0.2
Repurchases of Common Stock	(1.8)	(1.2)
Payment of debt issuance costs	0.0	(0.2)
Net cash provided by financing activities	33.4	50.3
Effect of exchange rate changes on cash	(0.8)	(0.9)
Change in cash and cash equivalents of discontinued operations held for sale	0.0	0.3
Net increase in cash and cash equivalents	5.7	21.9
Cash and cash equivalents at beginning of period	38.5	32.3
Cash and cash equivalents at end of period	$44.2	$54.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7.9	$7.9
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.8	$0.3
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$5.2	$1.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (“Koppers”, “Koppers Holdings”, the “Company”, “we” or “us”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2020. Certain prior period amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation as a result of reporting discontinued operations. See Note 4 – “Discontinued Operations.”

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. Events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

2. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact to our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

3. Plant Closures and Divestitures

Over the past seven years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. Recent closure activities include:

•

In February 2021, we sold our Follansbee, West Virginia coal tar distillation facility and we recorded a gain on sale of $5.7 million, consisting of $2.6 million from cash proceeds in addition to the assumption of certain liabilities by the buyer.

•	In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”). Refer to Note 4 – “Discontinued Operations” for more details.
•

In October 2018, we sold our Clairton, Pennsylvania coal tar distillation facility. In the first quarter of 2021, certain post-sale conditions were achieved and the buyer of the property released cash held in escrow to us resulting in a gain on sale of $1.8 million.

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. Most recently, we discontinued production activities at our crosstie treating plant located in Denver, Colorado in the third quarter of 2020.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	3.4	6.8
Cost charged against assets	0.0	0.0	(3.4)	(3.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.2)	(0.8)	(0.3)	(1.3)
Currency translation	0.0	0.0	0.2	0.2
Reserve at December 31, 2020	$0.9	$2.8	$2.3	$6.0
Accrual	0.0	0.0	1.3	1.3
Cost charged against assets	0.0	0.0	(1.3)	(1.3)
Reversal of accrued charges	(0.2)	0.0	0.0	(0.2)
Cash paid	(0.4)	(1.4)	0.0	(1.8)
Reserve at March 31, 2021	$0.3	$1.4	$2.3	$4.0

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account and is recorded within cash and cash equivalents as of March 31, 2021 to cover potential customary indemnity claims by the buyers for a remaining period of 12 months. In addition, an amount of $5.6 million is recorded in accrued liabilities as of March 31, 2021 and December 31, 2020 in anticipation of final post-closing working capital adjustments payable to the buyers.

The sale of KJCC represented a strategic shift that had a major effect on our operations and financial results in 2020 and were, therefore, classified as discontinued operations in our condensed consolidated financial statements and notes, which were restated accordingly in the prior year.

Net sales and operating loss from discontinued operations for the three months ended March 31, 2020 consisted of the following amounts:

Three Months Ended March 31,
2020
(Dollars in millions)
Net sales	$9.9
Operating loss	(5.1)

In addition, we ceased carbon black production at our CMC facility located in Kurnell, Australia during 2011. Costs associated with this closure are also included in loss from discontinued operations on the condensed consolidated statement of operations and comprehensive income (loss).

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.2	$1.2	$1.2	$1.2
Financial liabilities:
Long-term debt (including current portion)	$833.2	$818.2	$799.2	$784.2

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

6. Comprehensive Income (Loss) and Equity

Total comprehensive income (loss) for the three months ended March 31, 2021 and 2020 is summarized in the table below:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Net income (loss)	$25.8	$(2.5)
Changes in other comprehensive income (loss):
Currency translation adjustment	(7.2)	(23.3)
Unrealized gains and losses on cash flow hedges, net of tax (expense) benefit of $(4.5) and $11.3	12.9	(25.4)
Unrecognized pension net loss, net of tax expense of $(0.1) and $(0.1)	0.3	0.2
Total comprehensive income (loss)	31.8	(51.0)
Comprehensive loss attributable to noncontrolling interests	(0.1)	(1.3)
Comprehensive income (loss) attributable to Koppers	$31.9	$(49.7)

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 13 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments, net of tax, of $7.2 million for the three months ended March 31, 2021, and $1.1 million for the three months ended March 31, 2020.

The following tables present the change in equity for the three months ended March 31, 2021 and 2020, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$0.2	$234.1	$215.8	$(15.9)	$(92.5)	$4.3	$346.0
Net income (loss)	0.0	0.0	25.9	0.0	0.0	(0.1)	25.8
Issuance of common stock	0.0	1.2	0.0	0.0	0.0	0.0	1.2
Employee stock plans	0.0	3.6	0.0	0.0	0.0	0.0	3.6
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.2	(7.2)	0.0	0.0	(7.0)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	12.9	0.0	0.0	12.9
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.8)	0.0	(1.8)
Balance at March 31, 2021	$0.2	$238.9	$241.9	$(10.0)	$(94.3)	$4.2	$380.9

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net loss	0.0	0.0	(1.4)	0.0	0.0	(1.1)	(2.5)
Issuance of common stock	0.0	0.2	0.0	0.0	0.0	0.0	0.2
Employee stock plans	0.0	2.5	0.0	0.0	0.0	0.0	2.5
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(23.2)	0.0	(0.2)	(23.3)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(25.4)	0.0	0.0	(25.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at March 31, 2020	$0.2	$224.7	$92.4	$(126.1)	$(92.1)	$10.1	$109.2

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except share amounts, in thousands)
Net income (loss) attributable to Koppers	$25.9	$(1.4)
Less: Loss from discontinued operations, net of tax	(0.4)	(4.4)
Plus: Loss from noncontrolling interests	(0.1)	(1.1)
Income from continuing operations attributable to Koppers	$26.2	$1.9
Weighted average common shares outstanding:
Basic	21,142	20,852
Effect of dilutive securities	765	463
Diluted	21,907	21,315
Earnings per common share – continuing operations:
Basic earnings per common share	$1.24	$0.09
Diluted earnings per common share	1.20	0.09
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	445	682

8. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”), the 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the 2020 Long-Term Incentive Plan (the “2020 LTIP”). The 2005 LTIP, the 2018 LTIP and the 2020 LTIP are collectively referred to as the “LTIP”. The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards.” On May 6, 2021, the shareholders approved an amendment to our 2020 LTIP to increase the number of shares available for grant by 1,500,000.

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

We calculated the fair value of the performance stock unit awards on the date of grant using the assumptions listed below:

	January 2021 Grant	March 2020 Grant	March 2019 Grant	May 2018 Grant
Grant date price per share of performance award	$29.84	$19.63	$26.63	$39.10
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected volatility	68.70%	45.60%	39.00%	39.40%
Risk-free interest rate	0.16%	0.72%	2.50%	2.35%
Look-back period in years	3.00	2.83	2.82	2.84
Grant date fair value per share	$41.50	$11.56	$40.30	$44.29

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

The following table shows a summary of the performance stock units as of March 31, 2021:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2018 – 2020	0	3,048	3,048
2019 – 2021	0	234,597	281,536
2020 – 2022	0	154,099	308,198
2021 – 2023	0	149,752	299,504

Performance stock units granted in March 2018 for the 2018 – 2020 performance period did not meet the minimum performance criteria and did not vest in March 2021.

The following table shows a summary of the status and activity of non-vested stock units for the three months ended March 31, 2021:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	509,509	391,744	901,253	$25.48
Granted	196,336	149,752	346,088	$34.90
Vested	(132,399)	0	(132,399)	$26.35
Non-vested at March 31, 2021	573,446	541,496	1,114,942	$28.24

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	January 2021 Grant	March 2020 Grant	March 2019 Grant	March 2018 Grant
Grant date price per share of stock option award	$29.84	$19.63	$26.63	$41.60
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.64	6.40	6.14	5.73
Expected volatility	54.80%	42.85%	39.44%	37.05%
Risk-free interest rate	0.59%	0.87%	2.53%	2.67%
Grant date fair value per share of option awards	$15.79	$8.42	$11.29	$16.38

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

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,120,254	$26.89
Granted	90,879	$29.84
Exercised	(54,574)	$17.77
Expired	(25,402)	$40.26
Outstanding at March 31, 2021	1,131,157	$27.26	5.68	$10.8
Exercisable at March 31, 2021	815,122	$27.94	4.57	$7.7

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.5	$2.5
Less related income tax benefit	0.9	0.8
Decrease in net income attributable to Koppers	$2.6	$1.7
Intrinsic value of exercised stock options	$0.9	$0.0
Cash received from the exercise of stock options	$1.0	$0.0

As of March 31, 2021, total future compensation expense related to non-vested stock-based compensation arrangements totaled $24.7 million and the weighted-average period over which this expense is expected to be recognized is approximately 32 months.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $7.8 million and $5.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$191.9	$190.0
Performance Chemicals	123.6	111.4
Carbon Materials and Chemicals(a)	92.0	100.5
Total	$407.5	$401.9
Intersegment revenues:
Performance Chemicals	$3.5	$3.2
Carbon Materials and Chemicals	17.8	18.0
Total	$21.3	$21.2
Depreciation and amortization expense:
Railroad and Utility Products and Services	$6.3	$4.9
Performance Chemicals	4.8	4.5
Carbon Materials and Chemicals(b)	5.0	4.1
Total	$16.1	$13.5
Operating profit (loss):
Railroad and Utility Products and Services	$8.7	$9.2
Performance Chemicals	24.8	4.1
Carbon Materials and Chemicals(c)	10.8	0.7
Corporate	(0.4)	(0.4)
Total	$43.9	$13.6
(a)	Revenue excludes KJCC discontinued operations of $9.9 million for the three months ended March 31, 2020.
(b)	Depreciation and amortization expense excludes KJCC discontinued operations of $1.0 million for the three months ended March 31, 2020.
(c)	Operating profit (loss) excludes KJCC discontinued operations of $(5.1) million for the three months ended March 31, 2020.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$108.9	$112.0
Utility poles	62.8	61.9
Railroad infrastructure services	8.9	6.0
Rail joints	5.5	6.4
Other products	5.8	3.7
Total	191.9	190.0
Performance Chemicals:
Wood preservative products	119.2	107.6
Other products	4.4	3.8
Total	123.6	111.4
Carbon Materials and Chemicals:
Pitch and related products	51.2	50.2
Phthalic anhydride and other chemicals	16.5	23.5
Creosote and distillates	13.1	15.2
Naphthalene	4.5	5.0
Other products	6.7	6.6
Total	92.0	100.5
Total	$407.5	$401.9

The following table sets forth assets and goodwill allocated to each of our segments as of the dates indicated:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$596.5	$583.1
Performance Chemicals	566.7	536.1
Carbon Materials and Chemicals	428.3	424.2
All other	57.4	55.2
Total	$1,648.9	$1,598.6
Goodwill:
Railroad and Utility Products and Services	$121.0	$121.1
Performance Chemicals	176.1	176.7
Total	$297.1	$297.8

10. Income Taxes

Effective Tax Rate

The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to excess stock compensation deductions, changes in tax laws, adjustments to unrecognized tax benefits and changes of estimated tax liability to the actual liability determined upon filing income tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pretax income in each domestic and foreign jurisdiction in which we conduct business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.

The estimated annual effective income tax rate, excluding discrete items discussed above, was 25.8 percent and 30.7 percent for the three months ended March 31, 2021 and 2020, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31,
	2021	2020
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	2.6	4.3
Nondeductible expenses	1.1	2.3
State income taxes, net of federal tax benefit	0.5	1.0
GILTI inclusion, net of foreign tax credits	0.5	2.3
Change in tax contingency reserves	0.1	0.2
Other	0.0	(0.4)
Estimated annual effective income tax rate	25.8%	30.7%

Income taxes as a percentage of pretax income were 24.5 percent for the three months ended March 31, 2021. This is lower than the estimated annual effective income tax rate due to discrete items, principally an excess tax deduction for vested stock awards.

Income taxes as a percentage of pretax income for the three months ended March 31, 2020 were lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $1.8 million. Discrete items included the tax benefit due to the enactment of the CARES Act which is discussed below. This benefit was offset by a reduction of our tax deduction for vested stock awards.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act temporarily increased the allowable business interest expense deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, retroactively to January 1, 2019. Any such limitation that is disallowed in a year could be carried forward to future years. Due to the temporary change to the limitation, in the three months ended March 31, 2020, we recorded a tax benefit of $2.9 million to reverse a portion of a previously recorded valuation allowance for carryforward amounts that we determined would be utilized. Effective January 1, 2021, the limitation on the deduction was restored to 30 percent.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three months ended March 31, 2021.

Unrecognized Tax Benefits

The Company files income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $2.5 million as of March 31, 2021 and December 31, 2020. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.4 million as of March 31, 2021 and December 31, 2020. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of March 31, 2021 and December 31, 2020, we had accrued approximately $0.9 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of March 31, 2021 and December 31, 2020 are summarized in the table below:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Raw materials	$230.9	$233.7
Work in process	10.0	12.4
Finished goods	103.7	99.3
	$344.6	$345.4
Less revaluation to LIFO	50.5	49.6
Net	$294.1	$295.8

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2021 and December 31, 2020 are summarized in the table below:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Land	$15.7	$16.7
Buildings	72.4	75.0
Machinery and equipment	763.8	812.1
	$851.9	$903.8
Less accumulated depreciation	435.3	494.7
Net	$416.6	$409.1

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

In the United States, all qualified and two of the non-qualified defined benefit pension plans for salaried and hourly employees have been frozen and are closed to new participants. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Service cost	$0.4	$0.3
Interest cost	1.2	1.6
Expected return on plan assets	(1.8)	(2.0)
Amortization of net loss	0.4	0.4
Net periodic benefit cost	$0.2	$0.3
Defined contribution plan expense	$1.7	$1.6

14. Debt

Debt as of March 31, 2021 and December 31, 2020 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2021	December 31, 2020
(Dollars in millions)
Term Loan	2.59%	2024	$9.6	$12.2
Revolving Credit Facility	2.59%	2024	308.6	272.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			818.2	784.2
Less short-term debt and current maturities of long-term debt			9.6	10.1
Less unamortized debt issuance costs			7.6	8.3
Long-term debt			$801.0	$765.8

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

As of March 31, 2021, we had $283.7 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2021, $7.7 million of commitments were utilized by outstanding letters of credit.

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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Asset retirement obligation at beginning of year	$19.8	$20.7
Accretion expense	0.2	1.1
Revision in estimated cash flows	(2.4)	4.6
Cash expenditures	(3.9)	(6.6)
Balance at end of period	$13.7	$19.8

16. Leases

We recognize lease obligations and associated right-of-use assets for existing non-cancelable leases. We have non-cancelable operating leases primarily associated with railcars, office and manufacturing facilities, storage tanks, ships, production equipment and vehicles. Many of our leases include both lease (e.g., fixed rent) and non-lease components (e.g., maintenance and services). For certain asset classes such as railcars, storage tanks and ships, we have separated the lease and non-lease components based on the estimated stand-alone price for each component. For the remaining asset classes, we have elected to account for these components as a single lease component. In addition, we exclude leases expiring within twelve months from balance sheet recognition.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.7 million and $7.8 million and variable lease costs were $0.8 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of March 31, 2021:

(Dollars in millions)
2021	$22.2
2022	26.4
2023	20.9
2024	16.9
2025	13.7
Thereafter	33.7
Total lease payments	$133.8
Less: Interest	(30.1)
Present value of lease liabilities	$103.7

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	March 31,	December 31,
	2021	2020
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$103.6	$102.5
Current operating lease liabilities	$21.8	$21.2
Operating lease liabilities	81.9	81.3
Total operating lease liabilities	$103.7	$102.5
Weighted average remaining lease term, in years	6.2	6.4
Weighted average discount rate	7.5%	7.5%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2022. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations.

As of March 31, 2021 and December 31, 2020, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(Amounts in millions)
Cash flow hedges	54.6	62.3	$75.3	$58.3
Contracts where hedge accounting was not elected	9.5	11.5	13.4	10.9
Total	64.1	73.8	$88.7	$69.2

As of March 31, 2021 and December 31, 2020, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$54.0	$37.3
Non-current derivative contracts	34.7	31.9
Asset on balance sheet	$88.7	$69.2
Accumulated other comprehensive gain, net of tax	$39.3	$44.4

In the next twelve months, we estimate that $22.3 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See Note 6 – “Comprehensive Income (Loss) and Equity”, for amounts recorded in other comprehensive income (loss) and for amounts reclassified from accumulated other comprehensive loss into net income (loss) for the periods specified below.

For the three months ended March 31, 2021 and 2020, the unrealized gain (loss) from contracts where hedge accounting was not elected is as follows:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Gain (loss) from contracts where hedge accounting was not elected	2.6	(8.0)

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive income (loss).

As of March 31, 2021 and December 31, 2020, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$0.3	$1.2
Accrued liabilities	(0.5)	(0.5)
Net (liability) asset on balance sheet	$(0.2)	$0.7

As of March 31, 2021 and December 31, 2020, the net currency units outstanding for these contracts were:

	March 31, 2021	December 31, 2020
(In millions)
British Pounds	GBP 3.9	GBP 2.0
United States Dollars	USD 1.6	USD 7.6

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 63 plaintiffs in 33 cases pending as of March 31, 2021, compared to 64 plaintiffs in 34 cases pending as of December 31, 2020. As of March 31, 2021, there were 32 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 33 pending cases seek to recover compensatory damages. Plaintiffs in 28 of those cases also seek to recover punitive damages. The plaintiffs in the 32 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites as a de minimis contributor and estimated such settlement amounts at the sites totaling $3.6 million as of March 31, 2021. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of March 31, 2021, our estimated environmental remediation liability for these acquired sites totals $4.2 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the site. As of March 31, 2021, our estimated environmental remediation liability for the site totals $1.5 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.8 million and $2.9 million are classified as current liabilities as of March 31, 2021 and December 31, 2020 respectively:

	Period ended
	March 31, 2021	December 31, 2020
(Dollars in millions)
Balance at beginning of year	$11.0	$9.5
Expense	0.0	1.8
Cash expenditures	(0.1)	(0.4)
Currency translation	0.0	0.1
Balance at end of period	$10.9	$11.0

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Effects of COVID-19 on our operations

Our operating results may fluctuate due to a variety of factors that are outside of our control, including from the effects of the current pandemic. The COVID-19 outbreak began to have a global effect in the first quarter of 2020 and continues to have a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, trends in spending patterns and other factors. During the COVID-19 pandemic, substantially all of our global businesses have continued to operate without significant disruption. In the U.S., Koppers was designated as an essential business, as determined by the Cybersecurity and Infrastructure Security Agency (CISA) within the Department of Homeland Security. As a result, we have been able to meet the demands of our customers in the various markets we serve by continuing to operate to transport critical goods, provide power and connectivity to homes and businesses, and keep our infrastructure running reliably.

The full extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the ultimate severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of March 31, 2021. Events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

Railroad and Utility Products and Services

We provide our customers with treated and untreated wood products, rail joint bars and services primarily for the railroad markets in the United States and Canada. We also operate a railroad services business that conducts engineering, design, repair and inspection services primarily for railroad bridges in the U.S. and Canada. In addition, we supply treated utility poles for the utility sector in the United States and Australia. The primary end-markets for RUPS are the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the utility industry which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

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

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the reported total crosstie installations in 2020 were approximately 18 million, of which 14 million were for Class I railroads. Throughout 2020, there was a decline in freight-rail traffic, which prompted larger track maintenance windows to be available and, as a result, the railroad industry managed to offset lower volumes with increased productivity as certain railroads used the reduced track time to increase maintenance on their infrastructure. Given the continuing uncertainties related to COVID-19, the RTA is forecasting modest increases of 2.7 percent in 2021 and 3.6 percent in 2022, primarily from the commercial market while Class I volumes are expected to remain at relatively similar demand levels. With a recovering economy as well as additional government stimulus payments to drive consumer spending, the RTA expects retail sales to increase from the prior year. Due to declining inventory levels in recent months, suppliers will need to replenish various goods in order to serve increasing demand. This should have a positive effect on freight activity in the coming months which may result in an increased requirement for track maintenance activities.

According to the American Association of Railroads (“AAR”), rail traffic has clearly rebounded from the depths of 2020, when much of the economy was shut down and rail volumes plummeted as well. Overall, railroad volumes are highly correlated with manufacturing output, therefore, the recent signs of strength in manufacturing are also positive indicators for the railroad industry. Year-to-date through March 31, 2021, total U.S. carload traffic decreased 2.6 percent from the prior year, while intermodal units increased by 13.2 percent. The combined U.S. traffic for carloads and intermodal units was higher by 5.6 percent as compared with the prior year. Looking ahead to 2021, the AAR stated that a significant amount of ongoing network investments has made the industry more adaptable and better able to adjust to the demands of a wide range of operational and market conditions.

With respect to our utility products business, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population continue to work remotely due to the COVID-19 pandemic. As such, we anticipate that 2021 demand will be relatively stable to slightly higher, as the overall industry is trending toward expanded and upgraded transmission networks. We continue to evaluate opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets.

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

In the U.S., a significant amount of utility poles are treated with pentachlorophenol (“penta”), a wood preservative.  The sole producer of penta in North America announced plans to exit penta production at the end of 2021. Given that penta availability will begin to be phased out over the next 12 months, we will transition from using penta for treating utility poles to another wood-treatment preservative. Our internally-produced creosote and chromated copper arsenate products are viable alternatives to penta and are currently used in the treatment of utility poles. As a result, we are currently working with our utility customers who use penta-treated poles to evaluate the use of chromated copper arsenate or creosote as potential treatment options.

In terms of raw materials, we expect the availability of pole supply to remain consistent even with lumber in high demand.  For untreated crossties, the supply can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment.

During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and crosstie installation. While forestry has generally been deemed essential during the COVID-19 outbreak and tie demand has remained consistent, sawmills are being hampered by low demand in other key markets such as wood fibers used in palettes or shipping containers or mats for the oil and gas industry. So far to date, we have not experienced a noticeable impact as sawmills are continuing to produce poles and crossties to maintain their operations and cash flow. Consistent with typical seasonality, the RTA reports that the current availability of logs remains below the ideal rate, as is the outlook for log availability over the next six to 12 months.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 15 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In the second quarter of 2020, we permanently closed our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which will be primarily funded through proceeds from the sale of non-core assets, which includes the Denver facility. Separately, in the second quarter of 2021, we exited our Jasper, Texas facility lease and relocated the production of utility products to our Somerville, Texas plant.

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

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 36 months. These hedges typically match expected customer purchases and receive hedge accounting treatment, with any ineffectiveness reflected in current earnings. From time to time, we enter into forward transactions based upon long-term forecasted needs of copper. These forward positions are typically marked to market.

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are showing strong demand. According to the National Association of Realtors® (“NAR”), total existing-home sales grew in December for the fourth consecutive month. According to the NAR, the median existing-home sales price in March 2021 rose to historic high levels, with all regions posting double-digit price gains. As a result of the record demand, housing inventory continues to represent near-historic lows. Driven by the lack of available inventory, total existing home sales decreased 3.7 percent in March 2021, although higher by 12.3 percent from a year ago. The increased interest is attributed to continued low interest rates and higher demand for existing homes, which includes buyers of vacation homes given the flexibility to work remotely.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the growth in home repair and improvement expenditures is expected to remain solid throughout the year and into 2022. The LIRA projects that annual spending will grow by 4.8 percent by the first quarter of 2022 and reach $370 billion in annual homeowner remodeling expenditures. Due to a combination of federal stimulus payments and strong house price appreciation, there has been a trend toward homeowners undertaking larger discretionary renovations of their properties.

The Conference Board Consumer Confidence Index® rose sharply again in April 2021, following a substantial gain in March 2021, with the index at 121.7, up from 109.0 in March 2021. Consumer confidence has rebounded sharply and is now at its highest level since February 2020. In addition, consumers’ assessment of current conditions improved significantly, suggesting the economic recovery strengthened further, potentially due to an improving job market and the recent round of stimulus checks.

During the pandemic, consumers are shifting much of their discretionary spending from areas such as travel, to the enhancement of their homes as they seek to personalize their overall living environments. This includes homeowners investing in big-ticket items such as new decks to expand and fully utilize their outdoor living space. As a result, big-box retailers are continuing to report strong demand for home improvement projects. Consequently, we are benefiting from higher sales volumes of our water-borne treatment solutions used in residential treated wood products. In the U.S., we expect that lumber treaters will continue working to fill the demand backlog and retailers will continue replenishing their inventory levels during 2021.

Although the market data and projections for home improvements are continually changing, we are anticipating continued strong demand for residential treated wood in North America, primarily in the U.S. In looking at residential renovation markets, businesses are indicating a continued positive outlook, at least through mid-2021. As COVID-19 is brought under control by the introduction of vaccines and other measures, this may have an unfavorable impact on pandemic-driven discretionary spending patterns in the second half of 2021. In the near term, the housing industry reported an increase in the number of buyers who are actively pursuing the purchase of a new or existing home, which supports a continued favorable outlook. As homeowners are focusing on the importance of their homes in a remote or virtual work environment and with interest rates at historically low levels, we expect the pace to continue for much of 2021.

Carbon Materials and Chemicals

The primary products produced by CMC are creosote, which is a registered pesticide in the United States and used primarily in the pressure treatment of railroad crossties, and carbon pitch, which is sold primarily to the aluminum industry for the production of carbon anodes used in the smelting of aluminum. We have realigned capacity in our CMC plants in North America and Europe over the past several years to levels required to meet creosote demand in North America for the treatment of railroad crossties. The CMC business currently supplies our North American RUPS business with its creosote requirements.

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

For the external markets served by our CMC business, we expect that North America and Europe will continue to be negatively impacted in 2021 by the COVID-19 pandemic until the global economy fully reopens and manufacturing activity improves. Over the past twelve months, we have experienced declines followed by slow recovery in industrial production markets which impacted demand for our products. Carbon pitch and phthalic anhydride markets have softened compared to the prior year period due to declines in demand as manufacturing activity in North America and Europe significantly slowed. In addition, end market pricing for some products has been impacted in some regions due to the volatility of worldwide oil prices.

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

Results of Operations – Comparison of Three Months Ended March 31, 2021 and 2020

Consolidated Results

Net sales for the three months ended March 31, 2021 and 2020 are summarized by segment in the following table:

	Three Months Ended March 31,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$191.9	$190.0	1%
Performance Chemicals	123.6	111.4	11%
Carbon Materials and Chemicals	92.0	100.5	-8%
	$407.5	$401.9	1%

RUPS net sales increased by $1.9 million or one percent compared to the prior year period. The sales increase was primarily due to volume increases for our Class I crosstie business, our railroad bridge services business and our crosstie disposal business. Foreign currency translation also had a favorable impact on sales in the current year period of $1.9 million, mainly from our Australian utility pole market. These increases were offset, in part, by volume decreases in the commercial crosstie market principally due to timing and higher backlog levels in the prior year period.

PC net sales increased by $12.2 million or 11 percent compared to the prior year period. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to higher organic volumes driven by increased home repair and remodeling activities as the pandemic drove increased discretionary spending into these markets. We also experienced an increase in sales volumes in our international markets resulting from continued pent-up demand due to several months of restrictions associated with the pandemic.

CMC net sales decreased by $8.5 million or eight percent compared to the prior year period due mainly to lower sales volumes and prices for phthalic anhydride in North America, lower sales prices for carbon pitch globally and lower sales volumes for carbon black feedstock in Australia in the current year period. These decreases were offset, in part, by foreign currency translation, which had a favorable impact on sales in the current year period of $6.2 million.

Cost of sales as a percentage of net sales was 78 percent for the quarter ended March 31, 2021 compared to 85 percent in the prior year quarter. Gross margin at PC was favorably impacted by a $2.6 million unrealized gain from our copper swap contracts in the current year period. Gross margin at PC was unfavorably impacted by a $8.0 million unrealized loss from our copper swap contracts in the prior year period. Excluding these impacts, cost of sales as a percentage of net sales would have been 79 percent and 83 percent for the current year period and the prior year period, respectively. In addition, PC was positively impacted by higher sales volumes in North America, a favorable sales mix and better absorption on higher production volumes during the pandemic. Improved margins at RUPS were attributed to our railroad bridge services business and a favorable sales mix in our Class I crosstie market.

Depreciation and amortization charges for the quarter ended March 31, 2021 were $2.6 million higher when compared to the prior year period due mainly to an increase in an asset retirement obligation in our European CMC operations as well as an increase in capitalized assets in our North American RUPS operations.

Gain on sale of assets for the quarter ended March 31, 2021 was $7.5 million and is related to the sales of two previously decommissioned plants as described in Note 3 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the quarter ended March 31, 2021 were $1.4 million higher when compared to the prior year period. The current year period included demolition and other plant closure period costs related to the closure of our Denver, Colorado facility. The prior year period included a reversal of certain charges related to the closure of our Follansbee, West Virginia facility.

Selling, general and administrative expenses for the quarter ended March 31, 2021 were consistent with the prior year period.

Interest expense for the quarter ended March 31, 2021 was $3.8 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense for the quarter ended March 31, 2021 was $8.5 million, an increase of $10.3 million when compared to the prior year quarter. The increase is primarily due to income before income taxes being $34.8 million higher in the quarter ended March 31, 2021 when compared to the prior year quarter. See Note 10 – “Income Taxes” for support for our estimated annual effective income tax rate and specific discrete items.

Discontinued operations for the quarter ended March 31, 2021 resulted in a loss of $0.4 million compared to a loss of $4.4 million in the prior year period. The loss in the prior year period was due primarily to a reduction in sales attributable to the economic effects of the pandemic on KJCC, which was sold in the third quarter of 2020.

Segment Results.

Segment operating profit for the three months ended March 31, 2021 and 2020 is summarized by segment in the following table:

	Three Months Ended March 31,
	2021	2020	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$8.7	$9.2	-5%
Performance Chemicals	24.8	4.1	1,090%
Carbon Materials and Chemicals	10.8	0.7	1,429%
Corporate	(0.4)	(0.4)	0%
	$43.9	$13.6	399%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	4.5%	4.8%	-0.3%
Performance Chemicals	20.1%	3.7%	35.8%
Carbon Materials and Chemicals	11.7%	0.7%	10.9%
	10.8%	3.4%	13.2%

RUPS operating profit decreased by $0.5 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 4.5 percent from an operating profit of 4.8 percent in the prior year period. Operating profit as a percentage of net sales for the quarter ended March 31, 2021 was unfavorably impacted primarily by the impact on profitability from volume decreases in the commercial crosstie market principally due to timing and higher backlog levels in the prior year period. These decreases were offset, in part, by higher margins in our railroad bridge services business and a favorable sales mix in our Class I crosstie market.

PC operating profit increased by $20.7 million compared to the prior year period. Operating profit as a percentage of net sales increased to 20.1 percent from 3.7 percent in the prior year period. The current year period was favorably impacted by a $2.6 million unrealized gain from our copper swap contracts compared to the prior year period which was unfavorably impacted by an $8.0 million unrealized loss from our copper swap contracts. Excluding the effect of unrealized gains and losses from our copper swap contracts, our operating profit as a percentage of net sales was 18.0 percent in the current year period compared with 10.8 percent in the prior year period. The current year period was also favorably impacted by higher sales volumes in North America driven by increased home repair and remodeling activities during the pandemic, a favorable sales mix and better absorption on higher production volumes during the pandemic.

CMC operating profit increased by $10.0 million compared to the prior year period. Operating profit as a percentage of net sales increased to 11.6 percent from an operating profit of 0.7 percent in the prior year period. Operating profit for the quarter ended March 31, 2021 was favorably impacted by a $7.5 million gain on sale of assets related to the sales of two previously decommissioned plants. Excluding this impact, operating profit margin would have been 3.0 percent for the current year period. Operating profit for the quarter ended March 31, 2020 was negatively affected primarily by lower sales prices for carbon pitch in Australia, Europe and North America along with reduced sales volumes of carbon pitch in North America. These unfavorable drivers were primarily due to reduced demand as a result of an oversupply in the aluminum market. The global drop in crude oil prices also had an unfavorable impact on pricing and inventory write-downs within the segment during the prior year period.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2021 was $7.4 million compared to net cash used in operating activities of $17.2 million in the prior year period. The net decrease of $9.8 million in cash used in operations was due primarily to an increase in net income and certain other operating activities of $17.5 million from the prior year period, which had a favorable result on cash provided by operations in the current year period. These drivers were partly offset by higher working capital usage of $7.7 million compared to the prior year period, mainly due to a decrease in accounts payable in the current year period.

Net cash used in investing activities for the three months ended March 31, 2021 was $19.5 million compared to net cash used in investing activities of $10.6 million in the prior year period. The net increase of $8.9 million in cash used in investing activities was primarily due to an increase in capital expenditures of $13.6 million in the current year period, partially offset by $4.7 million of cash received related primarily to sales of two previously decommissioned CMC plants.

Net cash provided by financing activities was $33.4 million for the three months ended March 31, 2021 compared to $50.3 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the three months ended March 31, 2021 reflected net borrowings of debt of $34.1 million partially offset by repurchases of common stock of $1.8 million related to long-term incentive compensation plans. The cash provided by financing activities in the prior year period reflected net borrowings of debt of $51.5 million partially offset by repurchases of common stock of $1.2 million.

Liquidity and Capital Resources

We have a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”) as described in Note 14 “Debt.”

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At March 31, 2021, the basket totaled $240.2 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s Credit Facility may restrict the ability of Koppers Inc. to pay dividends.

Liquidity

The following table summarizes our estimated liquidity as of March 31, 2021 (dollars in millions):

Cash and cash equivalents(1)	$41.9
Amount available under Credit Facility	283.7
Total estimated liquidity	$325.6
(1)	Cash includes approximately $39.8 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

Our liquidity was $344.0 million at December 31, 2020.

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

Debt Covenants

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at March 31, 2021 was 2.53.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The total secured leverage ratio at March 31, 2021 was 1.34.

◾	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The total leverage ratio at March 31, 2021 was 3.44.

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

EBITDA is a non-GAAP financial measure defined as net income from continuing operations before income taxes and interest, depreciation and amortization. The adjustments to arrive at adjusted EBITDA are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, other non-recurring items or recurring non-cash income or expense items such as LIFO and mark-to-market commodity hedging.

A reconciliation of segment net income to adjusted segment EBITDA is not available without unreasonable efforts as we do not measure net income at the segment level or use it as a measure of operating performance.

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the quarters indicated below:

	Three Months Ended March 31,
(amounts in millions)	2021	2020
Net income (loss)	$25.8	$(2.5)
Interest expense	10.1	14.0
Depreciation and amortization	16.1	13.5
Income tax provision (benefit)	8.5	(1.8)
Discontinued operations	0.4	4.4
EBITDA with noncontrolling interests	60.9	27.6
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	(4.2)	2.7
Non-cash LIFO expense (benefit)	1.0	(0.6)
Mark-to-market commodity hedging (gains) losses	(2.6)	7.9
Total adjustments	(5.8)	10.0
Adjusted EBITDA	$55.1	$37.6

The following table summarizes EBITDA and adjusted EBITDA on a consolidated and segment basis as calculated by us for the quarters indicated below:

	Three Months Ended March 31,
(amounts in millions)	2021	2020
EBITDA with noncontrolling interests:
Railroad and Utility Products and Services	$14.7	$13.8
Performance Chemicals	30.4	9.1
Carbon Materials and Chemicals	15.3	4.5
Corporate unallocated	0.5	0.2
Total EBITDA	$60.9	$27.6
Adjusted EBITDA:
Railroad and Utility Products and Services	$16.4	$13.4
Performance Chemicals	27.8	17.0
Carbon Materials and Chemicals	10.4	7.0
Corporate unallocated	0.5	0.2
Total Adjusted EBITDA	$55.1	$37.6
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.5%	7.1%
Performance Chemicals	22.5%	15.3%
Carbon Materials and Chemicals	11.3%	7.0%
Total Adjusted EBITDA margin	13.5%	9.4%

The increase in adjusted EBITDA of $17.5 million over the prior year period is primarily due to higher sales volumes, favorable product mix and improved cost absorption from our PC segment which was driven by the demand for copper-based preservatives in the U.S. from strong housing, repair and remodeling markets. As an effect of the pandemic on the consumer markets, this strong market was driven by the diversion of discretionary spending from leisure and entertainment categories to home repair and beautification projects. Our RUPS segment also experienced improved adjusted EBITDA from higher sales volumes and margins in our railroad bridge services business and a favorable sales mix in our Class I crosstie market. Adjusted EBITDA margins increased at our CMC segment driven primarily by improved results in our Australian and European markets.

	Three Months Ended March 31, 2021
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$8.7	$24.8	$10.8	$(0.4)	$43.9
Other income (loss)	(0.3)	0.8	(0.5)	0.9	0.9
Depreciation and amortization	6.3	4.8	5.0	0.0	16.1
EBITDA with noncontrolling interest	$14.7	$30.4	$15.3	$0.5	$60.9
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	1.3	0.0	(5.5)	0.0	(4.2)
Non-cash LIFO expense	0.4	0.0	0.6	0.0	1.0
Mark-to-market commodity hedging gains	0.0	(2.6)	0.0	0.0	(2.6)
Adjusted EBITDA	$16.4	$27.8	$10.4	$0.5	$55.1
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	30.0%	50.9%	19.1%

	Three Months Ended March 31, 2020
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$9.2	$4.1	$0.7	$(0.4)	$13.6
Other income (loss)	(0.3)	0.5	(0.3)	0.6	0.5
Depreciation and amortization	4.9	4.5	4.1	0.0	13.5
EBITDA with noncontrolling interest	$13.8	$9.1	$4.5	$0.2	$27.6
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	0.0	0.0	2.7	0.0	2.7
Non-cash LIFO benefit	(0.4)	0.0	(0.2)	0.0	(0.6)
Mark-to-market commodity hedging losses	0.0	7.9	0.0	0.0	7.9
Adjusted EBITDA	$13.4	$17.0	$7.0	$0.2	$37.6
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	35.8%	45.5%	18.7%

Net leverage ratio is a non-GAAP financial measure defined as net debt (total debt less cash) divided by adjusted EBITDA for the latest twelve months and is a financial measure used by us to assess our borrowing capacity and ability to service our debt. The following table summarizes net leverage ratio as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
(amounts in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Total Debt	$810.6	$775.9	$953.2
Less: Cash	44.2	38.5	54.2
Net Debt	$766.4	$737.4	$899.0
Adjusted EBITDA	$228.5	$211.0	$197.9
Net Leverage Ratio	3.4	3.5	4.5

Our net leverage ratio decreased over the past 12 months primarily due to the $132.6 million decrease in net debt, principally due to cash generated from operating activities in excess of capital expenditures and the net proceeds from the divestiture of KJCC totaling $74.7 million.

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Net income	$149.3	$121.0	$52.4
Interest expense	45.0	48.9	59.8
Depreciation and amortization	57.7	56.1	54.3
Income tax provision (benefit)	32.1	21.0	(0.6)
Discontinued operations, net of tax	(31.5)	(31.9)	3.4
EBITDA	252.6	215.1	169.3
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	4.7	15.7	18.8
Non-cash LIFO (benefit) expense	(12.2)	(13.7)	2.8
Mark-to-market commodity hedging (gains) losses	(19.7)	(9.2)	7.0
Pension settlement	0.1	0.1	0.0
Discretionary incentive	3.0	3.0	0.0
Adjusted EBITDA with noncontrolling interests	$228.5	$211.0	$197.9

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact, if any, on their design and operating effectiveness.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1*	Form of Change in Control Agreement entered into as of March 1, 2021 between the Company and the named Executive.

10.2

First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan (Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on May 7, 2021 (File No. 333-255869)).

10.3

Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 7, 2021 (File No. 333-255870)).

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 7, 2021	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)