Form 10-Q
period 2021-06-30
Koppers Holdings Inc.
filed 2021-08-06
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Common Stock, par value $0.01 per share, outstanding at July 30, 2021 amounted to 21,339,366 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$441.0	$436.6	$848.5	$838.5
Cost of sales	343.9	334.7	663.2	675.0
Depreciation and amortization	13.9	13.3	30.0	26.8
Gain on sale of assets	(0.3)	0.0	(7.8)	0.0
Impairment and restructuring charges	0.9	4.1	2.1	3.9
Selling, general and administrative expenses	38.3	34.8	72.8	69.5
Operating profit	44.3	49.7	88.2	63.3
Other income, net	0.8	0.5	1.8	1.0
Interest expense	10.1	12.8	20.3	26.8
Income from continuing operations before income taxes	35.0	37.4	69.7	37.5
Income tax provision	9.1	8.0	17.6	6.2
Income from continuing operations	25.9	29.4	52.1	31.3
Income (loss) from discontinued operations, net of tax benefit of $0.1, $0.2, $0.1 and $1.0	0.5	0.0	0.3	(4.4)
Gain on sale of discontinued operations	0.5	0.0	0.3	0.0
Net income	26.9	29.4	52.7	26.9
Net income (loss) attributable to noncontrolling interests	0.0	0.2	(0.1)	(0.9)
Net income attributable to Koppers	$26.9	$29.2	$52.8	$27.8
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.22	$1.40	$2.46	$1.50
Discontinued operations	0.04	(0.01)	0.03	(0.17)
Earnings per basic common share	$1.26	$1.39	$2.49	$1.33
Diluted -
Continuing operations	$1.18	$1.40	$2.38	$1.49
Discontinued operations	0.04	(0.01)	0.02	(0.17)
Earnings per diluted common share	$1.22	$1.39	$2.40	$1.32
Comprehensive income	$31.4	$73.7	$63.1	$22.8
Comprehensive income (loss) attributable to noncontrolling interests	0.0	0.2	(0.1)	(1.0)
Comprehensive income attributable to Koppers	$31.4	$73.5	$63.2	$23.8
Weighted average shares outstanding (in thousands):
Basic	21,289	21,001	21,217	20,927
Diluted	21,967	21,068	21,949	21,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$46.5	$38.5
Accounts receivable, net of allowance of $3.5 and $2.6	205.5	175.1
Inventories, net	288.9	295.8
Derivative contracts	46.1	38.5
Other current assets	22.8	16.6
Total current assets	609.8	564.5
Property, plant and equipment, net	443.0	409.1
Operating lease right-of-use assets	99.2	102.5
Goodwill	297.3	297.8
Intangible assets, net	140.0	149.8
Deferred tax assets	17.4	18.4
Non-current derivative contracts	42.3	31.9
Other assets	25.0	24.6
Total assets	$1,674.0	$1,598.6
Liabilities
Accounts payable	$149.3	$154.1
Accrued liabilities	87.0	106.7
Current operating lease liabilities	21.8	21.2
Current maturities of long-term debt	7.1	10.1
Total current liabilities	265.2	292.1
Long-term debt	799.1	765.8
Accrued postretirement benefits	45.3	46.2
Deferred tax liabilities	25.3	21.3
Operating lease liabilities	77.5	81.3
Other long-term liabilities	45.5	45.9
Total liabilities	1,257.9	1,252.6
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,980,741 and 23,688,347 shares issued	0.2	0.2
Additional paid-in capital	242.7	234.1
Retained earnings	268.8	215.8
Accumulated other comprehensive loss	(5.5)	(15.9)
Treasury stock, at cost, 2,641,733 and 2,589,803 shares	(94.4)	(92.5)
Total Koppers shareholders’ equity	411.8	341.7
Noncontrolling interests	4.3	4.3
Total equity	416.1	346.0
Total liabilities and equity	$1,674.0	$1,598.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$52.7	$26.9
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	30.0	27.3
Stock-based compensation	6.6	5.5
Change in derivative contracts	(1.7)	(0.3)
Non-cash interest expense	1.3	1.3
Gain on sale of assets	(7.8)	0.0
Deferred income taxes	0.4	(4.7)
Change in other liabilities	4.0	0.8
Other - net	1.2	1.0
Changes in working capital:
Accounts receivable	(31.7)	(31.7)
Inventories	5.7	28.8
Accounts payable	0.5	(34.3)
Accrued liabilities	(21.5)	(0.2)
Other working capital	(3.6)	1.8
Net cash provided by operating activities	36.1	22.2
Cash (used in) provided by investing activities:
Capital expenditures	(60.9)	(26.5)
Cash provided by sale of assets	5.1	0.1
Net cash used in investing activities	(55.8)	(26.4)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	34.2	9.9
Repayments of long-term debt	(5.1)	(5.1)
Issuances of Common Stock	1.8	0.5
Repurchases of Common Stock	(1.9)	(1.2)
Payment of debt issuance costs	0.0	(0.2)
Net cash provided by financing activities	29.0	3.9
Effect of exchange rate changes on cash	(1.3)	0.8
Change in cash and cash equivalents of discontinued operations held for sale	0.0	0.2
Net increase in cash and cash equivalents	8.0	0.7
Cash and cash equivalents at beginning of period	38.5	32.3
Cash and cash equivalents at end of period	$46.5	$33.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$15.5	$15.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.3	$1.7
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$4.2	$2.3

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

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. Events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

2. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. The Company’s debt agreements include the use of alternate rates when LIBOR is not available and the Company does not maintain hedging relationships applicable to this ASU. We do not expect the application of this update to have a material impact on our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

3. Plant Closures and Divestitures

Over the past seven years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. Recent closure activities include:

•

In June 2021, we sold a subsidiary related to our closed CMC facility located in Uithoorn, the Netherlands and we recorded a gain on sale of $0.3 million. In April 2014, we had ceased coal tar distillation activities at the facility.

•

In February 2021, we sold our closed Follansbee, West Virginia coal tar distillation facility and we recorded a gain on sale of $5.7 million, consisting of $2.6 million from cash proceeds in addition to the assumption of certain liabilities by the buyer.

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

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	3.4	6.8
Cost charged against assets	0.0	0.0	(3.4)	(3.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.2)	(0.8)	(0.3)	(1.3)
Currency translation	0.0	0.0	0.2	0.2
Reserve at December 31, 2020	$0.9	$2.8	$2.3	$6.0
Accrual	0.0	0.0	2.2	2.2
Cost charged against assets	0.0	0.0	(2.2)	(2.2)
Reversal of accrued charges	(0.2)	0.0	0.0	(0.2)
Cash paid	(0.6)	(1.7)	0.0	(2.3)
Sale of subsidiary	0.0	(0.2)	(2.3)	(2.5)
Reserve at June 30, 2021	$0.1	$0.9	$0.0	$1.0

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account and is recorded within cash and cash equivalents as of June 30, 2021 to cover potential customary indemnity claims by the buyers for a remaining period of 9 months. In addition, an amount of $5.6 million is recorded in accrued liabilities as of June 30, 2021 and December 31, 2020 in anticipation of final post-closing working capital adjustments payable to the buyers.

The sale of KJCC represented a strategic shift that had a major effect on our operations and financial results in 2020 and were, therefore, classified as discontinued operations in our condensed consolidated financial statements.

Net sales and operating loss from discontinued operations for the three and six months ended June 30, 2020 consisted of the following amounts:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
(Dollars in millions)
Net sales	$12.9	$22.8
Operating loss	(0.2)	(5.3)

In addition, we ceased carbon black production at our CMC facility located in Kurnell, Australia during 2011. Costs associated with this closure are also included in income (loss) from discontinued operations on the condensed consolidated statement of operations and comprehensive income.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.2	$1.2	$1.2	$1.2
Financial liabilities:
Long-term debt (including current portion)	$828.1	$813.1	$799.2	$784.2

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

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2021 and 2020 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income	$26.9	$29.4	$52.7	$26.9
Changes in other comprehensive income:
Currency translation adjustment	3.8	14.1	(3.4)	(9.0)
Unrealized gains on cash flow hedges, net of tax expense of $0.1, $11.6, $4.6 and $1.7	0.4	30.0	13.3	4.5
Unrecognized pension net loss, net of tax expense of $0.1, $0.0, $0.2 and $0.1	0.3	0.2	0.5	0.4
Total comprehensive income	31.4	73.7	63.1	22.8
Comprehensive income (loss) attributable to noncontrolling interests	0.0	0.2	(0.1)	(1.0)
Comprehensive income attributable to Koppers	$31.4	$73.5	$63.2	$23.8

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 13 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments, net of tax, of $12.7 million and $19.9 million for the three and six months ended June 30, 2021, respectively, and $2.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively.

The following tables present the change in equity for the three months ended June 30, 2021 and 2020, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$0.2	$238.9	$241.9	$(10.0)	$(94.3)	$4.2	$380.9
Net income	0.0	0.0	26.9	0.0	0.0	0.0	26.9
Issuance of common stock	0.0	0.7	0.0	0.0	0.0	0.0	0.7
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.0	0.0	8.2	0.0	0.1	8.3
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	0.4	0.0	0.0	0.4
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$0.2	$224.7	$92.4	$(126.1)	$(92.1)	$10.1	$109.2
Net income	0.0	0.0	29.2	0.0	0.0	0.2	29.4
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.0	0.0	0.0	0.0	0.0	3.0
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	14.1	0.0	0.1	14.1
Unrealized gain on cash flow hedges	0.0	0.0	0.0	30.0	0.0	0.0	30.0
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3

The following tables present the change in equity for the six months ended June 30, 2021 and 2020, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$0.2	$234.1	$215.8	$(15.9)	$(92.5)	$4.3	$346.0
Net income	0.0	0.0	52.7	0.0	0.0	0.0	52.7
Issuance of common stock	0.0	1.8	0.0	0.0	0.0	0.0	1.8
Employee stock plans	0.0	6.7	0.0	0.0	0.0	0.0	6.7
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.0	0.3	1.0	0.0	0.0	1.3
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	13.3	0.0	0.0	13.3
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.9)	0.0	(1.9)
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net income	0.0	0.0	27.8	0.0	0.0	(0.9)	26.9
Issuance of common stock	0.0	0.5	0.0	0.0	0.0	0.0	0.5
Employee stock plans	0.0	5.5	0.0	0.0	0.0	0.0	5.5
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.1	0.0	(9.0)	0.0	(0.1)	(9.0)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	4.5	0.0	0.0	4.5
Unrecognized pension net loss	0.0	0.0	0.0	0.4	0.0	0.0	0.4
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$26.9	$29.2	$52.8	$27.8
Less: Income (loss) from discontinued operations, net of tax	0.5	0.0	0.3	(4.4)
Gain on sale of discontinued operations	0.5	0.0	0.3	0.0
Noncontrolling interest related to discontinued operations	0.0	(0.3)	0.0	0.8
Income from continuing operations attributable to Koppers	$25.9	$29.5	$52.2	$31.4
Weighted average common shares outstanding:
Basic	21,289	21,001	21,217	20,927
Effect of dilutive securities	678	67	732	157
Diluted	21,967	21,068	21,949	21,084
Earnings per common share – continuing operations:
Basic earnings per common share	$1.22	$1.40	$2.46	$1.50
Diluted earnings per common share	1.18	1.40	2.38	1.49
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	434	1,773	439	1,022

8. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”), the 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the 2020 Long-Term Incentive Plan, as amended (the “2020 LTIP”). The 2005 LTIP, the 2018 LTIP and the 2020 LTIP are collectively referred to as the “LTIP”. The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards.” On May 6, 2021, the shareholders approved an amendment to our 2020 LTIP and an Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for grant by 1,500,000 and 300,000, respectively.

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

We calculated the fair value of the performance stock unit awards on the date of grant using the assumptions listed below:

	January 2021 Grant	March 2020 Grant	March 2019 Grant
Grant date price per share of performance award	$29.84	$19.63	$26.63
Expected dividend yield per share	0.00%	0.00%	0.00%
Expected volatility	68.70%	45.60%	39.00%
Risk-free interest rate	0.16%	0.72%	2.50%
Look-back period in years	3.00	2.83	2.82
Grant date fair value per share	$41.50	$11.56	$40.30

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

The following table shows a summary of the performance stock units as of June 30, 2021:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2019 – 2021	0	234,597	281,536
2020 – 2022	0	154,099	308,198
2021 – 2023	0	149,874	299,748

The following table shows a summary of the status and activity of non-vested stock units for the six months ended June 30, 2021:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	509,509	391,744	901,253	$25.48
Granted	219,099	149,874	368,973	$34.94
Performance share adjustment	0	(1,227)	(1,227)	$44.29
Vested	(198,200)	(1,821)	(200,021)	$22.47
Non-vested at June 30, 2021	530,408	538,570	1,068,978	$29.22

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,120,254	$26.89
Granted	90,879	$29.84
Exercised	(71,785)	$17.74
Expired	(25,402)	$40.26
Outstanding at June 30, 2021	1,113,946	$27.41	5.46	$8.6
Exercisable at June 30, 2021	797,911	$28.16	4.33	$6.3

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.1	$3.0	$6.6	$5.5
Less related income tax benefit	0.8	0.8	1.7	1.5
Decrease in net income attributable to Koppers	$2.3	$2.2	$4.9	$4.0
Intrinsic value of exercised stock options	$1.3	$0.0	$2.2	$0.0
Cash received from the exercise of stock options	$1.3	$0.0	$2.3	$0.0

As of June 30, 2021, total future compensation expense related to non-vested stock-based compensation arrangements is expected to total $22.5 million and the weighted-average period over which this expense is expected to be recognized is approximately 29 months.

9. Segment Information

We have three reportable segments: Railroad and Utility Products and Services, Performance Chemicals (“PC”) and Carbon Materials and Chemicals. Our reportable segments contain multiple aggregated business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, a business related to the recovery of used crossties and a business related to the inspection of utility poles.

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

We evaluate performance and determine resource allocations based on a number of factors, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating profit or loss from operations. Operating profit or loss does not include other income or loss, interest expense, income taxes or operating costs of Koppers Holdings Inc.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $9.8 million and $5.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$195.5	$209.9	$387.4	$399.9
Performance Chemicals	145.6	137.1	269.2	248.5
Carbon Materials and Chemicals(a)	99.9	89.6	191.9	190.1
Total	$441.0	$436.6	$848.5	$838.5
Intersegment revenues:
Performance Chemicals	$3.8	$3.7	$7.3	$6.9
Carbon Materials and Chemicals	18.5	21.4	36.3	39.4
Total	$22.3	$25.1	$43.6	$46.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.3	$5.0	$11.6	$9.9
Performance Chemicals	4.7	4.4	9.5	8.9
Carbon Materials and Chemicals(b)	3.9	3.9	8.9	8.0
Total	$13.9	$13.3	$30.0	$26.8
Operating profit (loss):
Railroad and Utility Products and Services	$4.3	$16.2	$13.0	$25.4
Performance Chemicals	28.7	32.6	53.5	36.7
Carbon Materials and Chemicals(c)	13.4	1.5	24.2	2.2
Corporate	(2.1)	(0.6)	(2.5)	(1.0)
Total	$44.3	$49.7	$88.2	$63.3
(a)	Revenue excludes KJCC revenue of $12.9 million and $22.8 million for the three and six months ended June 30, 2020, respectively.
(b)	Depreciation and amortization expense excludes KJCC expenses of $(0.4) million and $0.5 million for the three and six months ended June 30, 2020, respectively.
(c)	Operating profit (loss) excludes KJCC amounts of $(0.2) million and $(5.3) million for the three and six months ended June 30, 2020, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$111.8	$125.0	$220.8	$237.0
Utility poles	63.7	66.0	126.4	127.8
Railroad infrastructure services	7.6	8.2	16.5	14.1
Rail joints	6.7	6.0	12.2	12.5
Other products	5.7	4.7	11.5	8.5
Total	195.5	209.9	387.4	399.9
Performance Chemicals:
Wood preservative products	137.5	130.3	254.8	237.9
Other products	8.1	6.8	14.4	10.6
Total	145.6	137.1	269.2	248.5
Carbon Materials and Chemicals:
Pitch and related products	56.1	58.3	107.3	108.5
Phthalic anhydride and other chemicals	15.9	11.6	32.4	35.2
Creosote and distillates	16.6	8.4	29.6	23.6
Naphthalene	4.8	3.9	9.4	8.9
Other products	6.5	7.4	13.2	13.9
Total	99.9	89.6	191.9	190.1
Total	$441.0	$436.6	$848.5	$838.5

The following table sets forth assets and goodwill allocated to each of our segments as of the dates indicated:

	June 30, 2021	December 31, 2020
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$590.0	$583.1
Performance Chemicals	606.1	536.1
Carbon Materials and Chemicals	446.0	424.2
All other	31.9	55.2
Total	$1,674.0	$1,598.6
Goodwill:
Railroad and Utility Products and Services	$121.0	$121.1
Performance Chemicals	176.3	176.7
Total	$297.3	$297.8

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 25.8 percent and 27.8 percent for the three months ended June 30, 2021 and 2020, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2021	2020
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	3.2	3.1
Nondeductible expenses	1.1	1.5
State income taxes, net of federal tax benefit	0.6	0.6
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	(0.2)	1.3
Other	0.0	0.2
Estimated annual effective income tax rate	25.8%	27.8%

Income taxes as a percentage of pretax income were 26.0 percent for the three months ended June 30, 2021. This is slightly higher than the estimated annual effective income tax rate due to minor discrete items.

Income taxes as a percentage of pretax income were 21.4 percent for the three months ended June 30, 2020. This was lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $2.4 million. Discrete items were primarily related to a benefit for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized.

Income taxes as a percentage of pretax income were 25.3 percent for the six months ended June 30, 2021. This is lower than the estimated annual effective income tax rate due to discrete items, principally an excess tax deduction for vested stock awards.

Income taxes as a percentage of pretax income were 16.5 percent for the six months ended June 30, 2020. This was lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $4.2 million. Discrete items were primarily related to a benefit for the release of a valuation allowance that was recorded for interest expense deduction limitations that were previously not expected to be realized and a reduction to an excess tax deduction for vested stock awards.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act temporarily increased the allowable business interest expense deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, retroactively to January 1, 2019. Any such limitation that is disallowed in a year could be carried forward to future years. Due to the temporary change to the limitation, in the three and six months ended June 30, 2020 we recorded an income tax benefit of $2.5 million and $4.4 million, respectively, to reverse a portion of a previously recorded valuation allowance for carryforward amounts that we determined would be utilized. Effective January 1, 2021, the limitation on the deduction was restored to 30 percent.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three and six months ended June 30, 2021.

Unrecognized Tax Benefits

The Company files income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $2.5 million as of June 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.5 million as of June 30, 2021 and December 31, 2020. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of June 30, 2021 and December 31, 2020, we had accrued approximately $0.9 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of June 30, 2021 and December 31, 2020 are summarized in the table below:

	June 30, 2021	December 31, 2020
(Dollars in millions)
Raw materials	$233.3	$233.7
Work in process	11.7	12.4
Finished goods	98.7	99.3
	$343.7	$345.4
Less revaluation to LIFO	54.8	49.6
Net	$288.9	$295.8

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2021 and December 31, 2020 are summarized in the table below:

	June 30, 2021	December 31, 2020
(Dollars in millions)
Land	$15.7	$16.7
Buildings	72.2	75.0
Machinery and equipment	787.3	812.1
	$875.2	$903.8
Less accumulated depreciation	432.2	494.7
Net	$443.0	$409.1

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Service cost	$0.3	$0.4	$0.7	$0.7
Interest cost	1.5	1.5	2.7	3.1
Expected return on plan assets	(1.9)	(1.8)	(3.7)	(3.8)
Amortization of net loss	0.3	0.3	0.7	0.7
Net periodic benefit cost	$0.2	$0.4	$0.4	$0.7
Defined contribution plan expense	$2.6	$2.3	$4.3	$4.0

14. Debt

Debt as of June 30, 2021 and December 31, 2020 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2021	December 31, 2020
(Dollars in millions)
Term Loan	2.57%	2024	$7.1	$12.2
Revolving Credit Facility	2.57%	2024	306.0	272.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			813.1	784.2
Less short-term debt and current maturities of long-term debt			7.1	10.1
Less unamortized debt issuance costs			6.9	8.3
Long-term debt			$799.1	$765.8

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

As of June 30, 2021, we had $286.3 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2021, $7.7 million of commitments were utilized by outstanding letters of credit.

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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Asset retirement obligation at beginning of year	$19.8	$20.7
Accretion expense	0.5	1.1
Revision in estimated cash flows	(2.0)	4.6
Cash expenditures	(6.1)	(6.6)
Balance at end of period	$12.2	$19.8

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.6 million and $15.3 million during the three and six months ended June 30, 2021, respectively, and $7.4 million and $15.2 million  during the three and six months ended June 30, 2020, respectively. Variable lease costs were $0.8 million and $1.6 million during the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.8 million during the three and six months ended June 30, 2020, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of June 30, 2021:

(Dollars in millions)
2021	$14.9
2022	26.8
2023	20.9
2024	16.9
2025	13.6
Thereafter	34.5
Total lease payments	$127.6
Less: Interest	(28.3)
Present value of lease liabilities	$99.3

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30,	December 31,
	2021	2020
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$99.2	$102.5
Current operating lease liabilities	$21.8	$21.2
Operating lease liabilities	77.5	81.3
Total operating lease liabilities	$99.3	$102.5
Weighted average remaining lease term, in years	6.1	6.4
Weighted average discount rate	7.4%	7.5%

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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Derivative instruments’ fair value is determined using significant other observable inputs, or Level 2 in the fair value hierarchy. In accordance with ASC Topic 815-10, we designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability in the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations.

As of June 30, 2021 and December 31, 2020, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(Amounts in millions)
Cash flow hedges	45.1	62.3	$75.7	$58.3
Contracts where hedge accounting was not elected	7.3	11.5	12.6	10.9
Total	52.4	73.8	$88.3	$69.2

As of June 30, 2021 and December 31, 2020, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$46.0	$37.3
Non-current derivative contracts	42.3	31.9
Asset on balance sheet	$88.3	$69.2
Accumulated other comprehensive gain, net of tax	$57.9	$44.4

In the next twelve months, we estimate that $39.9 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See Note 6 – “Comprehensive Income and Equity”, for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive loss into net income (loss) for the periods specified below.

For the three and six months ended June 30, 2021 and 2020, the unrealized gain (loss) from contracts where hedge accounting was not elected is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Gain (loss) from contracts where hedge accounting was not elected	(0.9)	8.3	1.7	0.3

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive income.

As of June 30, 2021 and December 31, 2020, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	June 30, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$0.0	$1.2
Accrued liabilities	(0.5)	(0.5)
Net (liability) asset on balance sheet	$(0.5)	$0.7

As of June 30, 2021 and December 31, 2020, the net currency units outstanding for these contracts were:

	June 30, 2021	December 31, 2020
(In millions)
British Pounds	GBP 14.3	GBP 2.0
United States Dollars	USD 11.0	USD 7.6
Euro	EUR 0.9	EUR 0.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 61 plaintiffs in 32 cases pending as of June 30, 2021, compared to 64 plaintiffs in 34 cases pending as of December 31, 2020. As of June 30, 2021, there were 31 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 32 pending cases seek to recover compensatory damages. Plaintiffs in 27 of those cases also seek to recover punitive damages. The plaintiffs in the 31 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites as a de minimis contributor and estimated such settlement amounts at the sites totaling $3.4 million as of June 30, 2021. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2021, our estimated environmental remediation liability for these acquired sites totals $4.2 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the site. As of June 30, 2021, our estimated environmental remediation liability for the site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.9 million are classified as current liabilities as of June 30, 2021 and December 31, 2020:

	Period ended
	June 30, 2021	December 31, 2020
(Dollars in millions)
Balance at beginning of year	$11.0	$9.5
Expense	0.1	1.8
Reversal of reserves	(0.1)	0.0
Cash expenditures	(0.1)	(0.4)
Currency translation	(0.1)	0.1
Balance at end of period	$10.8	$11.0

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

Through our RUPS business, we believe that we are the largest supplier of wood crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric, telephone, and broadband utility industries in the United States and Australia and construction pilings in the U.S. We also provide rail joint bar products as well as various services to the railroad and utility industries in North America.

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

Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of June 30, 2021, including those related to COVID-19. Events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

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

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the reported total crosstie installations in 2020 were approximately 18 million, of which 14 million were for Class I railroads. Throughout 2020, there was a decline in freight-rail traffic, which prompted larger track maintenance windows to be available and, as a result, the railroad industry managed to offset lower volumes with increased productivity as certain railroads used the reduced track time to increase maintenance on their infrastructure. According to a mid-year forecast update issued by the RTA, demand for crossties in 2021 is now expected to be 18.9 million, or 4.7 percent growth, and 19.5 million in 2022, or 3.2 percent growth. The year-over-year increases are expected to be driven primarily from growth in the commercial market, while Class I volumes are expected to remain at relatively similar demand levels.

According to the American Association of Railroads (“AAR”), total U.S. carloads in the second quarter of 2021 were the highest since the fourth quarter of 2019; carloads excluding coal were the highest since the third quarter of 2019; and intermodal and chemical volumes were both the highest for any quarter in history. In addition, carloads of steel-related commodities were also relatively strong in the second quarter, reflecting higher demand as the industrial economy continues to recover. Year-to-date through June 30, 2021, total U.S. carload traffic increased 9.4 percent from the prior year, while intermodal units increased by 17.5 percent. The combined U.S. traffic for carloads and intermodal units was higher by 13.7 percent as compared with the prior year. Looking ahead to 2021, the AAR stated that a significant amount of ongoing network investments has made the industry more adaptable and better able to adjust to the demands of a wide range of operational and market conditions.

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

In the U.S., a significant amount of utility poles are treated with pentachlorophenol (“penta”), a wood preservative.  The sole producer of penta in North America announced plans to exit penta production at the end of 2021. Given that penta availability will begin to be phased out over the next 12 months, we will transition from using penta for treating utility poles to other wood-treatment preservatives. Our internally-produced creosote and chromated copper arsenate (“CCA”) products are viable alternatives to penta and are currently used in the treatment of utility poles. As a result, we are currently working with our utility customers who use penta-treated poles to evaluate the use of CCA or creosote as potential treatment options. In July 2021, we began the process of converting our facilities that previously utilized penta to other wood preservatives for the treatment of utility poles. We anticipate that this will be completed by mid-2022, after which those facilities will be able to offer a variety of preservative treatment options to customers, including copper naphthenate, CCA and creosote. In undertaking this effort, we believe that Koppers will be in an optimal position to respond quickly to future market needs.

With respect to raw materials, we expect the availability of pole supply to remain relatively consistent even with lumber in high demand.  For untreated crossties, the supply can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment.

During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and crosstie installation. Currently, there are several key factors impacting the untreated crosstie market and the related availability of crosstie supply. Due to a strong market for housing construction, there is a higher demand for wood products, mainly softwood construction lumber, but also including hardwood used for crosstie production. As a result, there are indications that some sawmills that normally produce hardwood lumber have shifted some or much of their capacity to produce higher-margin construction lumber. Also, the lack of available labor is affecting some sawmills to the extent that they are not able to adequately staff their operations. Longer term, the RTA expects that demand for pallets and construction lumber to moderate and, therefore, is forecasting a favorable outlook for log availability over the next 6 to 12 months.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 15 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In the third quarter of 2020, we permanently closed our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which will be primarily funded through proceeds from the sale of non-core assets, which will include the Denver facility. Separately, in the second quarter of 2021, we exited our Jasper, Texas facility lease and relocated the production of utility products to our Somerville, Texas plant.

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

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 36 months. These hedges typically match expected customer purchases and receive hedge accounting treatment, with any ineffectiveness reflected in current earnings. From time to time, we enter into forward transactions based upon long-term forecasted needs of copper. These forward positions are typically marked to market. Currently, we have forward swap positions for copper extending to the end of 2022.

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are showing strong demand. According to the National Association of Realtors® (“NAR”), total existing-home sales rose 1.4 percent on a seasonally adjusted annual rate from May to June, with no regions showing a sales decline. The inventory of unsold homes increased 3.3 percent to 1.2 million from May to June. The median existing-home sales price rose at a year-over-year pace of 23.4 percent, the second highest level recorded since January 1999. Supply has improved in recent months due to more housing starts and existing homeowners listing their homes, all of which has resulted in increased sales. Home sales continue to run at a higher pace compared to the pre-pandemic pace.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the annual growth in home renovation and repair expenditures is projected to reach 8.6 percent by the second quarter of 2022 and reach $380 billion in annual remodeling expenditures to owner-occupied homes. Home remodeling is anticipated to continue to grow given the ongoing strength of home sales, house price appreciation, and new residential construction activity. There has been a significant increase in permits for home improvements, which indicates that homeowners are continuing to invest in larger discretionary and replacement projects.

The Conference Board Consumer Confidence Index® improved further in June, following gains in each of the previous four months, with the index at 127.3, up from 120.0 in May 2021. Consumer confidence increased in June and is currently at its highest level since March 2020. Consumers’ assessment of current conditions improved again, suggesting economic growth has strengthened further in the second quarter of 2021. While short-term inflation expectations increased, this did not have any significant impact on consumer confidence or purchasing intentions. Consumer spending for both goods and services is expected to continue to support economic growth in the short-term.

Although the market data and projections for home improvements are continually changing, we are anticipating continued strong demand for residential treated wood in North America, primarily in the U.S. In addition, strong gains in retail sales of building materials also suggest that the remodeling market will continue to be supported by do-it-yourself activities. As homeowners are focusing on the importance of their homes in a remote or virtual work environment and with interest rates at historically low levels, we expect the pace to continue for much of 2021.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have also been reduced. For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. As part of our restructuring initiatives beginning in 2015, we have now consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the United States more efficiently. As a result, our raw material needs in North America have been significantly less than historically required. Globally, coal tar raw material supply remains constrained due to reductions in blast furnace steel capacity. In 2021, we are planning to return to normal production levels in North America in the second half of the year, which should result in higher production domestically. As a result, we are projecting transportation cost savings as imports from Europe are reduced or no longer necessary.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. For the external markets served by our CMC business, we anticipate a recovery in manufacturing overall as well as increased production in steel, aluminum and carbon black industries. According to IHS Markit Automotive Group, light vehicle production is projected to grow approximately 14 percent in 2021 globally, with U.S. production expected to increase 24 percent.

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

Results of Operations – Comparison of Three Months Ended June 30, 2021 and 2020

Consolidated Results

Net sales for the three months ended June 30, 2021 and 2020 are summarized by segment in the following table:

	Three Months Ended June 30,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$195.5	$209.9	-7%
Performance Chemicals	145.6	137.1	6%
Carbon Materials and Chemicals	99.9	89.6	11%
	$441.0	$436.6	1%

RUPS net sales decreased by $14.4 million or seven percent compared to the prior year period. The sales decrease was primarily due to volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased supply and decreased purchasing activity of untreated crossties by our customers during the current period. Volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant as well as volume decreases in our commercial crosstie business also contributed to the reduction from the prior year period. These decreases were offset, in part, by volume increases in our crosstie disposal business. Foreign currency translation also had a favorable impact on sales in the current period of $1.8 million, mainly from our Australian utility pole business.

PC net sales increased by $8.5 million or six percent compared to the prior year period. The sales increase was primarily due to higher demand for preservatives in our international markets resulting from continued pent-up demand after the lifting of earlier restrictions associated with the pandemic. PC also benefitted from pricing increases in the current year period for our copper-based preservatives in the Americas. Foreign currency translation from our international markets also had a favorable impact on sales in the current year period of $3.5 million. The increases were offset, in part, by volume decreases for preservatives in North America as high lumber prices have tempered customer demand in the current year period coupled with high levels of demand in the prior year period as a result of the pandemic.

CMC net sales increased by $10.3 million or 11 percent compared to the prior year period due mainly to higher sales prices for carbon black feedstock in Europe and phthalic anhydride in North America in the current year period. Foreign currency translation also had a favorable impact on sales in the current year period of $5.8 million, mainly from our Australian and European markets. These increases were offset, in part, by lower sales volumes of carbon pitch in North America, due to a temporary plant outage, and Europe and lower pitch prices in Australia in the current year period.

Cost of sales as a percentage of net sales was 78 percent for the quarter ended June 30, 2021 compared to 77 percent in the prior year quarter. Gross margin at RUPS was negatively affected in the current year period by lower sales volumes of crossties and utility poles in North America. Gross margin at PC was favorably impacted in the prior year period by an $8.3 million unrealized gain from our copper swap contracts as compared to an unrealized loss of $0.9 million for the three months ended June 30, 2021. These unfavorable drivers were offset, in part, by gross margin at CMC which was favorably impacted in the current year period by higher sales prices for carbon black feedstock in Europe and phthalic anhydride in North America along with a recovery from insurance proceeds.

Depreciation and amortization charges for the quarter ended June 30, 2021 were $0.6 million higher when compared to the prior year period due mainly to an increase in capitalized assets in our North American RUPS operations.

Impairment and restructuring charges for the quarter ended June 30, 2021 were $3.2 million lower when compared to the prior year period. We recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the three months ended June 30, 2020 related to the announced closure of our Denver, Colorado facility. The current year period included remaining demolition and other plant closure period costs related to the closure.

Selling, general and administrative expenses for the quarter ended June 30, 2021 were $3.5 million higher when compared to the prior year period due mainly to an increase of $1.5 million for consulting and professional services, $0.8 million for employee benefit related expenses and $0.7 million for travel and facility related costs.

Interest expense for the quarter ended June 30, 2021 was $2.7 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in underlying LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense for the quarter ended June 30, 2021 was $9.1 million, an increase of $1.1 million when compared to the prior year quarter. The increase is primarily due to a reduction in the amount of discrete tax items in the current quarter when compared to the prior year quarter.

Discontinued operations for the quarter ended June 30, 2021 resulted in income of $1.0 million primarily due to the recovery of past professional service fees from the noncontrolling interest in KJCC which was sold in 2020.

Segment Results.

Segment operating profit for the three months ended June 30, 2021 and 2020 is summarized by segment in the following table:

	Three Months Ended June 30,
	2021	2020	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$4.3	$16.2	-73%
Performance Chemicals	28.7	32.6	-12%
Carbon Materials and Chemicals	13.4	1.5	793%
Corporate	(2.1)	(0.6)	-250%
	$44.3	$49.7	-11%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	2.2%	7.7%	-5.5%
Performance Chemicals	19.7%	23.8%	-4.1%
Carbon Materials and Chemicals	13.4%	1.7%	11.7%
	10.0%	11.4%	-1.4%

RUPS operating profit decreased by $11.9 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 2.2 percent from 7.7 percent in the prior year period. Operating profit as a percentage of net sales for the quarter ended June 30, 2021 was unfavorably impacted primarily by the effect on profitability from volume decreases of untreated crosstie sales to our Class I customers, including the effects of reduced utilization of plant capacity. An increase in raw material costs, including the price of hardwoods as the pandemic continues, also contributed to reduced margins. These decreases were offset, in part, by higher margins in our Australian utility pole business.

PC operating profit decreased by $3.9 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 19.7 percent from 23.8 percent in the prior year period. The current year period was unfavorably impacted by a $0.9 million unrealized loss from our copper swap contracts compared to the prior year period which was favorably impacted by an $8.3 million unrealized gain from our copper swap contracts. Excluding the effect of unrealized gains and losses from our copper swap contracts, our operating profit as a percentage of net sales was 20.3 percent in the current year period compared with 17.8 percent in the prior year period. The current year period was favorably impacted by pricing increases for our copper-based preservatives in the Americas.

CMC operating profit increased by $11.9 million compared to the prior year period. Operating profit as a percentage of net sales increased to 13.4 percent from 1.7 percent in the prior year period. Operating profit for the quarter ended June 30, 2021 was favorably impacted primarily by higher sales prices for carbon black feedstock in Europe and phthalic anhydride in North America, higher sales volumes of carbon pitch in Australia, a recovery of $2.9 million from insurance proceeds in the current year period and a reduction in certain restructuring-related charges of $3.6 million from the prior year period.

Results of Operations – Comparison of Six Months Ended June 30, 2021 and 2020

Consolidated Results

Net sales for the six months ended June 30, 2021 and 2020 are summarized by segment in the following table:

	Six Months Ended June 30,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$387.4	$399.9	-3%
Performance Chemicals	269.2	248.5	8%
Carbon Materials and Chemicals	191.9	190.1	1%
	$848.5	$838.5	1%

RUPS net sales decreased by $12.5 million or three percent compared to the prior year period. The sales decrease was primarily due to volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased supply and decreased purchasing activity of untreated crossties by our customers during the current period. Volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant also contributed to the reduction from the prior year period. These decreases were offset, in part, by volume increases in our maintenance-of-way and crosstie disposal businesses. Foreign currency translation also had a favorable impact on sales in the current year period of $3.5 million, mainly from our Australian utility pole business.

PC net sales increased by $20.7 million or eight percent compared to the prior year period. The sales increase was primarily due to higher demand for preservatives in our international markets resulting from continued pent-up demand due to earlier restrictions associated with the pandemic along with pricing increases in the current year period for our copper-based preservatives in the Americas. Foreign currency translation from our international markets also had a favorable impact on sales in the current year period of $5.0 million. The increases were offset, in part, by volume decreases for non-copper-based preservatives in North America as high lumber prices have tempered customer demand in the current year period coupled with high levels of demand in the prior year period as a result of the pandemic.

CMC net sales increased by $1.8 million or one percent compared to the prior year period due mainly to higher sales prices for carbon black feedstock in Europe and higher sales volumes of carbon pitch in Australia in the current year period. Foreign currency translation also had a favorable impact on sales in the current year period of $12.1 million, mainly from our Australian and European markets. These increases were offset, in part, by lower sales volumes of carbon pitch in North America, due to a temporary plant outage, and Europe, lower sales volumes of phthalic anhydride in North America and lower pitch prices in Australia and Europe in the current year period.

Cost of sales as a percentage of net sales was 78 percent for the six months ended June 30, 2021 compared to 81 percent in the prior year period. Gross margin at PC was favorably impacted by higher sales volumes for preservatives in our international markets along with pricing increases in the current year period for our copper-based preservatives in the Americas. Gross margin at CMC which was favorably impacted in the current year period by higher sales prices for carbon black feedstock in Europe, higher sales volumes of carbon pitch in Australia and a recovery from insurance proceeds in the current year period along with a reduction in certain restructuring-related charges from the prior year period. These favorable drivers were offset, in part, by gross margin at RUPS which was negatively affected in the current year period by volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers principally due to decreased supply and decreased purchasing activity of untreated crossties due to higher lumber prices.

Depreciation and amortization charges for the six months ended June 30, 2021 were $3.2 million higher when compared to the prior year period due mainly to an increase in asset retirement obligations at our European CMC operations as well as an increase in capitalized assets in our North American RUPS operations.

Gain on sale of assets for the six months ended June 30, 2021 was $7.8 million and is primarily related to the sales of two previously decommissioned plants as described in Note 3 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the six months ended June 30, 2021 were $1.8 million lower when compared to the prior year period. We recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the six months ended June 30, 2020 related to the announced closure of our Denver, Colorado facility. The current year period included remaining demolition and other plant closure period costs related to the closure.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $3.3 million higher when compared to the prior year period due mainly to an increase of $3.6 million in employee benefit related expenses, which were partially offset by a decrease in travel and facility related costs.

Interest expense for the six months ended June 30, 2021 was $6.5 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in underlying LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense for the six months ended June 30, 2021 was $17.6 million, an increase of $11.4 million when compared to the prior year period. The increase is primarily due to income before income taxes being $32.2 million higher in the current period when compared to the prior year period. The increase is also due to a reduction in the amount of discrete items in the current period when compared to the prior year period.

Discontinued operations for the six months ended June 30, 2021 resulted in income of $0.6 million compared to a loss of $4.4 million in the prior year period. The discontinued operation relates to KJCC which was sold in the third quarter of 2020. The income in 2021 resulted from the recovery of past professional service fees from the noncontrolling interest in KJCC which was sold in 2020, net of ongoing post-sale expenses. The loss in the prior year period was due primarily to a reduction in sales attributable to the economic effects of the pandemic on KJCC.

Segment Results.

Segment operating profit for the six months ended June 30, 2021 and 2020 is summarized by segment in the following table:

	Six Months Ended June 30,
	2021	2020	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$13.0	$25.4	-49%
Performance Chemicals	53.5	36.7	46%
Carbon Materials and Chemicals	24.2	2.2	1000%
Corporate	(2.5)	(1.0)	-150%
	$88.2	$63.3	39%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	3.4%	6.4%	-3.0%
Performance Chemicals	19.9%	14.8%	5.1%
Carbon Materials and Chemicals	12.6%	1.2%	11.4%
	10.4%	7.5%	2.9%

RUPS operating profit decreased by $12.4 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 3.4 percent from 6.4 percent in the prior year period. Operating profit as a percentage of net sales for the six months ended June 30, 2021 was unfavorably impacted primarily by the effect on profitability from volume decreases of untreated crossties for our Class I customers, including the effects of reduced utilization of plant capacity. An increase in raw material costs, including the price of hardwoods as the pandemic continues, also contributed to reduced margins. These decreases were offset, in part, by higher margins in our Australian utility pole business.

PC operating profit increased by $16.8 million compared to the prior year period. Operating profit as a percentage of net sales increased to 19.9 percent from 14.8 percent in the prior year period. The current year period was favorably impacted by higher sales volumes for preservatives in our international markets resulting from continued pent-up demand due to the lifting of earlier restrictions associated with the pandemic along with pricing increases in the current year period for our copper-based preservatives in the Americas.

CMC operating profit increased by $22.0 million compared to the prior year period. Operating profit as a percentage of net sales increased to 12.6 percent from 1.2 percent in the prior year period. Operating profit for the six months ended June 30, 2021 was favorably impacted by higher sales prices for carbon black feedstock in Europe, higher sales volumes of carbon pitch in Australia, a recovery of $2.9 million from insurance proceeds in the current year period and a reduction in certain restructuring-related charges from the prior year period.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2021 was $36.1 million compared to net cash provided by operating activities of $22.2 million in the prior year period. The net increase of $13.9 million in cash provided by operations was due primarily to an increase in net income and certain other operating activities of $28.9 million from the prior year period, which had a favorable result on cash provided by operations in the current year period. These drivers were partly offset by higher working capital usage of $15.0 million compared to the prior year period, mainly due to a decrease in accrued liabilities in the current year period.

Net cash used in investing activities for the six months ended June 30, 2021 was $55.8 million compared to net cash used in investing activities of $26.4 million in the prior year period. The net increase of $29.4 million in cash used in investing activities was primarily due to an increase in capital expenditures of $34.4 million in the current year period, partially offset by $5.1 million of cash received related primarily to sales of two previously decommissioned CMC plants.

Net cash provided by financing activities was $29.0 million for the six months ended June 30, 2021 compared to $3.9 million of net cash provided by financing activities in the prior year period. The cash provided by financing activities in the six months ended June 30, 2021 reflected net borrowings of debt of $29.1 million partially offset by repurchases of common stock of $1.9 million related to long-term incentive compensation plans. The cash provided by financing activities in the prior year period reflected net borrowings of debt of $4.8 million partially offset by repurchases of common stock of $1.2 million.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At June 30, 2021, the basket totaled $253.1 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s Credit Facility may restrict the ability of Koppers Inc. to pay dividends.

Liquidity

The following table summarizes our estimated liquidity as of June 30, 2021 (dollars in millions):

Cash and cash equivalents(1)	$44.2
Amount available under Credit Facility	286.3
Total estimated liquidity	$330.5
(1)	Cash includes approximately $40.1 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

Our liquidity was $344 million as of December 31, 2020.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs and the funding of plant consolidation and rationalizations. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2021, excluding acquisitions, if any, are expected to total approximately $110 to $120 million and are expected to be funded by cash from operations. We anticipate that our estimated liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

On August 5, 2021, the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date and replaces our previous share repurchase program of $75 million, which was approved in November 2011 and had approximately $24.8 million remaining.

Debt Covenants

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio as of June 30, 2021 was 2.18.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The total secured leverage ratio as of June 30, 2021 was 1.28.

◾

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The total leverage ratio as of June 30, 2021 was 3.30.

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

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the three and six month periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2021	2020	2021	2020
Net income	$26.9	$29.4	$52.7	$26.9
Interest expense	10.1	12.8	20.3	26.8
Depreciation and amortization	13.9	13.3	30.0	26.8
Depreciation in impairment and restructuring charges	0.0	0.7	0.0	0.7
Income tax provision	9.1	8.0	17.6	6.2
Discontinued operations	(1.0)	0.0	(0.6)	4.4
EBITDA with noncontrolling interests	59.0	64.2	120.0	91.8
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs (benefits)	1.3	6.8	(2.8)	9.6
Non-cash LIFO expense (benefit)	4.3	(3.2)	5.3	(3.9)
Mark-to-market commodity hedging losses (gains)	1.0	(8.2)	(1.8)	(0.3)
Total adjustments	6.6	(4.6)	0.7	5.4
Adjusted EBITDA	$65.6	$59.6	$120.7	$97.2

The following table summarizes EBITDA and adjusted EBITDA on a consolidated and segment basis as calculated by us for the three and six month periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2021	2020	2021	2020
EBITDA with noncontrolling interests:
Railroad and Utility Products and Services	$8.6	$21.3	$23.5	$35.2
Performance Chemicals	33.5	37.4	64.0	46.5
Carbon Materials and Chemicals	16.4	5.4	31.5	9.8
Corporate unallocated	0.5	0.1	1.0	0.3
Total EBITDA with noncontrolling interests	$59.0	$64.2	$120.0	$91.8
Adjusted EBITDA:
Railroad and Utility Products and Services	$12.0	$23.2	$28.4	$36.6
Performance Chemicals	34.5	29.2	62.3	46.2
Carbon Materials and Chemicals	18.6	7.1	29.0	14.1
Corporate unallocated	0.5	0.1	1.0	0.3
Total Adjusted EBITDA	$65.6	$59.6	$120.7	$97.2
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.1%	11.1%	7.3%	9.2%
Performance Chemicals	23.7%	21.3%	23.1%	18.6%
Carbon Materials and Chemicals	18.6%	7.9%	15.1%	7.4%
Total Adjusted EBITDA margin	14.9%	13.7%	14.2%	11.6%

The increase in adjusted EBITDA of $6.0 million for the three months ended June 30, 2021 from the prior year period is primarily due to increased profitability at CMC, which was favorably impacted in the current year period by higher sales prices for carbon black feedstock in Europe and phthalic anhydride in North America and a recovery of insurance proceeds. PC’s adjusted EBITDA was favorably impacted by pricing increases for our copper-based preservatives in the Americas in the current year period. These drivers were offset, in part, by less profitability at RUPS, which was negatively affected in the current year period by volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers principally due to decreased supply and decreased purchasing activity of untreated crossties due to higher lumber prices.

The increase in adjusted EBITDA of $23.5 million for the six months ended June 30, 2021 over the prior year period is primarily due to higher sales volumes at PC for preservatives in our international markets along with pricing increases in the current year period for our copper-based preservatives in the Americas. EBITDA at CMC was favorably impacted in the current year period by higher sales prices for carbon black feedstock in Europe, higher sales volumes of carbon pitch in Australia and a recovery of insurance proceeds in the current year period. These favorable drivers were offset, in part, by lower EBITDA at RUPS which was negatively affected in the current year period by volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers principally due to decreased supply and decreased purchasing activity of untreated crossties due to higher lumber prices.

A reconciliation of operating profit (loss) to adjusted EBITDA on a segment basis is presented below:

	Three Months Ended June 30, 2021
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$4.3	$28.7	$13.4	$(2.1)	$44.3
Other income (loss)	(1.0)	0.1	(0.9)	2.6	0.8
Depreciation and amortization	5.3	4.7	3.9	0.0	13.9
EBITDA with noncontrolling interest	$8.6	$33.5	$16.4	$0.5	$59.0
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	0.9	0.0	0.4	0.0	1.3
Non-cash LIFO expense	2.5	0.0	1.8	0.0	4.3
Mark-to-market commodity hedging losses	0.0	1.0	0.0	0.0	1.0
Adjusted EBITDA	$12.0	$34.5	$18.6	$0.5	$65.6
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	18.4%	53.0%	28.6%

	Three Months Ended June 30, 2020
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$16.2	$32.6	$1.5	$(0.6)	$49.7
Other income (loss)	(0.6)	0.4	0.0	0.7	0.5
Depreciation and amortization	5.0	4.4	3.9	0.0	13.3
Depreciation in impairment and restructuring charges	0.7	0.0	0.0	0.0	0.7
EBITDA with noncontrolling interest	$21.3	$37.4	$5.4	$0.1	$64.2
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	3.5	0.0	3.3	0.0	6.8
Non-cash LIFO benefit	(1.6)	0.0	(1.6)	0.0	(3.2)
Mark-to-market commodity hedging gains	0.0	(8.2)	0.0	0.0	(8.2)
Adjusted EBITDA	$23.2	$29.2	$7.1	$0.1	$59.6
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	39.0%	49.1%	11.9%

	Six Months Ended June 30, 2021
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$13.0	$53.5	$24.2	$(2.5)	$88.2
Other income (loss)	(1.1)	1.0	(1.6)	3.5	1.8
Depreciation and amortization	11.6	9.5	8.9	0.0	30.0
EBITDA with noncontrolling interest	$23.5	$64.0	$31.5	$1.0	$120.0
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	2.2	0.0	(5.0)	0.0	(2.8)
Non-cash LIFO expense	2.8	0.0	2.5	0.0	5.3
Mark-to-market commodity hedging gains	(0.1)	(1.7)	0.0	0.0	(1.8)
Adjusted EBITDA	$28.4	$62.3	$29.0	$1.0	$120.7
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	23.7%	52.0%	24.2%

	Six Months Ended June 30, 2020
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$25.4	$36.7	$2.2	$(1.0)	$63.3
Other income (loss)	(0.8)	0.9	(0.4)	1.3	1.0
Depreciation and amortization	9.9	8.9	8.0	0.0	26.8
Depreciation in impairment and restructuring charges	0.7	0.0	0.0	0.0	0.7
EBITDA with noncontrolling interest	$35.2	$46.5	$9.8	$0.3	$91.8
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	3.6	0.0	6.0	0.0	9.6
Non-cash LIFO benefit	(2.2)	0.0	(1.7)	0.0	(3.9)
Mark-to-market commodity hedging gains	0.0	(0.3)	0.0	0.0	(0.3)
Adjusted EBITDA	$36.6	$46.2	$14.1	$0.3	$97.2
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	37.8%	47.7%	14.6%

Net leverage ratio is a non-GAAP financial measure defined as net debt (total debt, calculated as total debt less unamortized debt issuance costs, less cash) divided by adjusted EBITDA for the latest twelve months and is a financial measure used by us to assess our borrowing capacity and ability to service our debt. The following table summarizes net leverage ratio as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
(amounts in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Total Debt	$806.2	$775.9	$907.1
Less: Cash	46.5	38.5	33.0
Net Debt	$759.7	$737.4	$874.1
Adjusted EBITDA	$234.5	$211.0	$194.2
Net Leverage Ratio	3.2	3.5	4.5

Our net leverage ratio decreased over the past 12 months primarily due to the $114.4 million decrease in net debt, principally due to cash generated from operating activities in excess of capital expenditures and the net proceeds from the divestiture of KJCC totaling $74.7 million, along with an increase in adjusted EBITDA during that period.

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
	June 30, 2021	December 31, 2020	June 30, 2020
Net income	$146.7	$121.0	$67.4
Interest expense	42.5	48.9	56.6
Depreciation and amortization	58.0	56.1	54.9
Income tax provision (benefit)	33.4	21.0	(0.6)
Discontinued operations, net of tax	(32.5)	(31.9)	3.6
EBITDA	248.1	215.1	181.9
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	(1.6)	15.7	18.5
Non-cash LIFO benefit	(4.5)	(13.7)	(3.1)
Mark-to-market commodity hedging gains	(10.6)	(9.2)	(3.1)
Pension settlement	0.1	0.1	0.0
Discretionary incentive	3.0	3.0	0.0
Adjusted EBITDA with noncontrolling interests	$234.5	$211.0	$194.2

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact, if any, on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Koppers Holdings Inc. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on August 6, 2021 (File No. 333-258537)).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 6, 2021	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)