Form 10-Q
period 2021-09-30
Koppers Holdings Inc.
filed 2021-11-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common Stock, par value $0.01 per share, outstanding at October 29, 2021 amounted to 21,306,315 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$424.8	$437.5	$1,273.3	$1,276.0
Cost of sales	348.9	329.8	1,012.1	1,004.8
Depreciation and amortization	13.4	12.9	43.4	39.7
Gain on sale of assets	0.0	0.0	(7.8)	0.0
Impairment and restructuring charges	0.1	1.6	2.2	5.5
Selling, general and administrative expenses	37.8	34.6	110.6	104.1
Operating profit	24.6	58.6	112.8	121.9
Other income, net	0.9	0.9	2.7	1.9
Interest expense	10.2	11.8	30.5	38.6
Income from continuing operations before income taxes	15.3	47.7	85.0	85.2
Income tax provision	4.8	8.6	22.4	14.8
Income from continuing operations	10.5	39.1	62.6	70.4
Income (loss) from discontinued operations, net of tax benefit of $0.0, $0.4, $0.0 and $1.4	0.0	0.6	0.1	(3.8)
(Loss) gain on sale of discontinued operations, net of tax benefit (expense) of $0.2, $(8.3), $0.3, $(8.3)	(0.5)	35.8	0.0	35.8
Net income	10.0	75.5	62.7	102.4
Net loss attributable to noncontrolling interests	(0.2)	(0.1)	(0.3)	(1.0)
Net income attributable to Koppers	$10.2	$75.6	$63.0	$103.4
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.50	$1.86	$2.96	$3.37
Discontinued operations	(0.02)	1.73	0.01	1.56
Earnings per basic common share	$0.48	$3.59	$2.97	$4.93
Diluted -
Continuing operations	$0.49	$1.83	$2.87	$3.33
Discontinued operations	(0.02)	1.70	0.00	1.55
Earnings per diluted common share	$0.47	$3.53	$2.87	$4.88
Comprehensive (loss) income	$(17.4)	$103.3	$45.7	$125.9
Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.9	(0.2)	(0.1)
Comprehensive (loss) income attributable to Koppers	$(17.2)	$102.4	$45.9	$126.0
Weighted average shares outstanding (in thousands):
Basic	21,322	21,047	21,253	20,968
Diluted	21,947	21,380	21,949	21,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$44.9	$38.5
Accounts receivable, net of allowance of $3.3 and $2.6	198.5	175.1
Inventories, net	295.1	295.8
Derivative contracts	51.9	38.5
Other current assets	23.8	16.6
Total current assets	614.2	564.5
Property, plant and equipment, net	460.9	409.1
Operating lease right-of-use assets	95.2	102.5
Goodwill	296.1	297.8
Intangible assets, net	135.6	149.8
Deferred tax assets	16.5	18.4
Non-current derivative contracts	10.4	31.9
Other assets	23.3	24.6
Total assets	$1,652.2	$1,598.6
Liabilities
Accounts payable	$159.9	$154.1
Accrued liabilities	80.7	106.7
Current operating lease liabilities	21.6	21.2
Current maturities of long-term debt	4.6	10.1
Total current liabilities	266.8	292.1
Long-term debt	802.6	765.8
Accrued postretirement benefits	44.6	46.2
Deferred tax liabilities	20.3	21.3
Operating lease liabilities	73.8	81.3
Other long-term liabilities	43.6	45.9
Total liabilities	1,251.7	1,252.6
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 23,993,214 and 23,688,347 shares issued	0.2	0.2
Additional paid-in capital	246.2	234.1
Retained earnings	278.8	215.8
Accumulated other comprehensive loss	(33.0)	(15.9)
Treasury stock, at cost, 2,686,899 and 2,589,803 shares	(95.8)	(92.5)
Total Koppers shareholders’ equity	396.4	341.7
Noncontrolling interests	4.1	4.3
Total equity	400.5	346.0
Total liabilities and equity	$1,652.2	$1,598.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$62.7	$102.4
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	43.4	39.7
Stock-based compensation	9.8	8.5
Change in derivative contracts	2.7	(4.2)
Non-cash interest expense	2.0	2.0
Gain on sale of assets	(7.8)	(35.8)
Insurance proceeds	(3.6)	(0.7)
Deferred income taxes	1.0	(3.2)
Change in other liabilities	3.8	(0.5)
Other - net	2.6	1.8
Changes in working capital:
Accounts receivable	(26.7)	(35.3)
Inventories	(4.2)	31.3
Accounts payable	7.7	(43.6)
Accrued liabilities	(29.4)	6.7
Other working capital	(4.4)	(3.6)
Net cash provided by operating activities	59.6	65.5
Cash (used in) provided by investing activities:
Capital expenditures	(87.6)	(43.8)
Insurance proceeds received	3.6	0.7
Cash provided by sale of assets	5.3	78.1
Net cash (used in) provided by investing activities	(78.7)	35.0
Cash provided by (used in) financing activities:
Net increase (decrease) in credit facility borrowings	37.1	(85.6)
Repayments of long-term debt	(7.6)	(7.5)
Issuances of Common Stock	2.1	0.8
Repurchases of Common Stock	(3.3)	(1.2)
Payment of debt issuance costs	0.0	(0.2)
Net cash provided by (used in) financing activities	28.3	(93.7)
Effect of exchange rate changes on cash	(2.8)	(0.3)
Change in cash and cash equivalents of discontinued operations held for sale	0.0	0.7
Net increase in cash and cash equivalents	6.4	7.2
Cash and cash equivalents at beginning of period	38.5	32.3
Cash and cash equivalents at end of period	$44.9	$39.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$23.2	$23.6
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7	$5.9
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$8.6	$3.7

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

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

2. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. Our debt agreements include the use of alternate rates when LIBOR is not available and we do not maintain hedging relationships applicable to this ASU. We do not expect the application of this update to have a material impact on our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

3. Plant Closures and Divestitures

Over the past seven years, we have been restructuring our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. Recent closure activities include:

•

In June 2021, we sold a subsidiary related to our closed facility located in Uithoorn, the Netherlands and we recorded a gain on sale of $0.3 million. In April 2014, we had ceased coal tar distillation activities at the facility.

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
•

In October 2018, we sold our closed Clairton, Pennsylvania coal tar distillation facility. In the first quarter of 2021, certain post-sale conditions were achieved and the buyer of the property released cash held in escrow to us resulting in a gain on sale of $1.8 million.

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. Most recently, we discontinued production activities at our crosstie treating plant located in Denver, Colorado in the third quarter of 2020. In October 2021, we sold the facility and will recognize a gain on the transaction of approximately $23 million during the three months ended December 31, 2021.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset Retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	3.4	6.8
Cost charged against assets	0.0	0.0	(3.4)	(3.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.2)	(0.8)	(0.3)	(1.3)
Currency translation	0.0	0.0	0.2	0.2
Reserve at December 31, 2020	$0.9	$2.8	$2.3	$6.0
Accrual	0.0	0.0	2.4	2.4
Cost charged against assets	0.0	0.0	(2.4)	(2.4)
Reversal of accrued charges	(0.2)	(0.7)	0.0	(0.9)
Cash paid	(0.7)	(1.9)	0.0	(2.6)
Sale of subsidiary	0.0	(0.2)	(2.3)	(2.5)
Reserve at September 30, 2021	$0.0	$0.0	$0.0	$0.0

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. Included in the cash proceeds is restricted cash of $2.3 million which is being held in an escrow account and is recorded within cash and cash equivalents as of September 30, 2021 to cover potential customary indemnity claims by the buyers for a remaining period of six months. In addition, an amount of $6.1 million and $5.6 million is recorded in accrued liabilities as of September 30, 2021 and December 31, 2020, respectively, in anticipation of final post-closing working capital adjustments payable to the buyers and related withholding taxes. This final adjustment was paid to the buyers in October 2021.

The sale of KJCC represented a strategic shift that had a major effect on our operations and financial results in 2020 and were, therefore, classified as discontinued operations in our condensed consolidated financial statements.

Net sales and operating loss from discontinued operations for the three and nine months ended September 30, 2020 consisted of the following amounts:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
(Dollars in millions)
Net sales	$8.8	$31.6
Operating income (loss)	0.3	(5.0)

In addition, we ceased carbon black production at our CMC facility located in Kurnell, Australia during 2011. Costs associated with this closure are also included in income (loss) from discontinued operations on the condensed consolidated statement of operations and comprehensive (loss) income.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.2	$1.2	$1.2	$1.2
Financial liabilities:
Long-term debt (including current portion)	$828.5	$813.5	$799.2	$784.2

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

6. Comprehensive (Loss) Income and Equity

Total comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income	$10.0	$75.5	$62.7	$102.4
Changes in other comprehensive (loss) income:
Currency translation adjustment	(11.1)	12.3	(14.5)	3.1
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $6.1, $(5.3), $1.2 and $(6.9)	(16.6)	15.3	(3.3)	19.8
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.3 and $0.2	0.3	0.2	0.8	0.6
Total comprehensive (loss) income	(17.4)	103.3	45.7	125.9
Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.9	(0.2)	(0.1)
Comprehensive (loss) income attributable to Koppers	$(17.2)	$102.4	$45.9	$126.0

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 13 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments, net of tax, of $11.1 million and $31.0 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million and $2.1 million for the three and nine months ended September 30, 2020, respectively.

The following tables present the change in equity for the three months ended September 30, 2021 and 2020, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1
Net income (loss)	0.0	0.0	10.2	0.0	0.0	(0.2)	10.0
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.3	0.0	0.0	0.0	0.0	3.3
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.0	(0.3)	(11.1)	0.0	0.0	(11.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(16.6)	0.0	0.0	(16.6)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.4)	0.0	(1.4)
Balance at September 30, 2021	$0.2	$246.2	$278.8	$(33.0)	$(95.8)	$4.1	$400.5

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$0.2	$228.0	$121.6	$(81.8)	$(92.1)	$10.4	$186.3
Net income (loss)	0.0	0.0	75.6	0.0	0.0	(0.1)	75.5
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	2.9	0.0	0.0	0.0	0.0	2.9
Sale of discontinued operations	0.0	0.0	0.0	0.0	0.0	(7.2)	(7.2)
Other comprehensive income
Currency translation adjustment	0.0	0.0	0.0	11.3	0.0	1.0	12.3
Unrealized gain on cash flow hedges	0.0	0.0	0.0	15.3	0.0	0.0	15.3
Unrecognized pension net loss	0.0	0.0	0.0	0.2	0.0	0.0	0.2
Balance at September 30, 2020	$0.2	$231.2	$197.2	$(55.1)	$(92.1)	$4.1	$285.5

The following tables present the change in equity for the nine months ended September 30, 2021 and 2020, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$0.2	$234.1	$215.8	$(15.9)	$(92.5)	$4.3	$346.0
Net income (loss)	0.0	0.0	63.0	0.0	0.0	(0.3)	62.7
Issuance of common stock	0.0	2.2	0.0	0.0	0.0	0.0	2.2
Employee stock plans	0.0	9.9	0.0	0.0	0.0	0.0	9.9
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.0	0.0	(10.2)	0.0	0.1	(10.1)
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.3)	0.0	0.0	(3.3)
Unrecognized pension net loss	0.0	0.0	0.0	0.8	0.0	0.0	0.8
Repurchases of common stock	0.0	0.0	0.0	0.0	(3.3)	0.0	(3.3)
Balance at September 30, 2021	$0.2	$246.2	$278.8	$(33.0)	$(95.8)	$4.1	$400.5

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$0.2	$221.9	$93.8	$(77.7)	$(90.9)	$11.4	$158.7
Net income (loss)	0.0	0.0	103.4	0.0	0.0	(1.0)	102.4
Issuance of common stock	0.0	0.8	0.0	0.0	0.0	0.0	0.8
Employee stock plans	0.0	8.5	0.0	0.0	0.0	0.0	8.5
Sale of discontinued operations	0.0	0.0	0.0	0.0	0.0	(7.2)	(7.2)
Other comprehensive income (loss)
Currency translation adjustment	0.0	0.0	0.0	2.1	0.0	1.0	3.1
Unrealized gain on cash flow hedges	0.0	0.0	0.0	19.8	0.0	0.0	19.8
Unrecognized pension net loss	0.0	0.0	0.0	0.6	0.0	0.0	0.6
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Balance at September 30, 2020	$0.2	$231.2	$197.2	$(55.1)	$(92.1)	$4.1	$285.5

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$10.2	$75.6	$63.0	$103.4
Less: Income (loss) from discontinued operations, net of tax	0.0	0.6	0.1	(3.8)
(Loss) gain on sale of discontinued operations	(0.5)	35.8	0.0	35.8
Noncontrolling interest related to discontinued operations	0.0	0.1	0.0	0.8
Income from continuing operations attributable to Koppers	$10.7	$39.1	$62.9	$70.6
Weighted average common shares outstanding:
Basic	21,322	21,047	21,253	20,968
Effect of dilutive securities	625	333	696	259
Diluted	21,947	21,380	21,949	21,227
Earnings per common share – continuing operations:
Basic earnings per common share	$0.50	$1.86	$2.96	$3.37
Diluted earnings per common share	0.49	1.83	2.87	3.33
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	563	876	437	862

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

Performance stock units have vesting based upon a market condition. These performance stock units have multi-year performance objectives and a three-year period for vesting (if the applicable performance objectives are achieved). The applicable performance objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. We have the discretion to settle the award in cash rather than shares, although we currently expect that all awards will be settled by the issuance of shares.

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

The following table shows a summary of the performance stock units as of September 30, 2021:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2019 – 2021	0	234,597	281,330
2020 – 2022	0	154,099	308,198
2021 – 2023	0	149,874	299,748

The following table shows a summary of the status and activity of non-vested stock units for the nine months ended September 30, 2021:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	509,509	391,744	901,253	$25.48
Granted	222,299	149,874	372,173	$34.91
Performance share adjustment	0	(1,296)	(1,296)	$44.29
Vested	(199,837)	(1,821)	(201,658)	$22.52
Forfeited	(690)	(103)	(793)	$30.94
Non-vested at September 30, 2021	531,281	538,398	1,069,679	$29.23

Stock Options

Stock options to executive officers vest and become exercisable in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control.

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,120,254	$26.89
Granted	90,879	$29.84
Exercised	(71,785)	$17.74
Expired	(25,402)	$40.26
Outstanding at September 30, 2021	1,113,946	$27.41	5.21	$7.8
Exercisable at September 30, 2021	797,911	$28.16	4.08	$5.7

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.2	$2.9	$9.8	$8.5
Less related income tax benefit	0.8	0.7	2.6	2.2
Decrease in net income attributable to Koppers	$2.4	$2.2	$7.2	$6.3
Intrinsic value of exercised stock options	$0.0	$0.0	$2.2	$0.0
Cash received from the exercise of stock options	$0.0	$0.0	$2.3	$0.0

As of September 30, 2021, total future compensation expense related to non-vested stock-based compensation arrangements is expected to total $19.5 million and the weighted-average period over which this expense is expected to be recognized is approximately 27 months.

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

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $13.3 million and $5.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$186.9	$191.0	$574.3	$590.9
Performance Chemicals	115.2	147.9	384.4	396.4
Carbon Materials and Chemicals(a)	122.7	98.6	314.6	288.7
Total	$424.8	$437.5	$1,273.3	$1,276.0
Intersegment revenues:
Performance Chemicals	$3.9	$3.4	$11.2	$10.3
Carbon Materials and Chemicals	18.9	20.1	55.2	59.5
Total	$22.8	$23.5	$66.4	$69.8
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.3	$4.9	$16.9	$14.8
Performance Chemicals	4.1	4.3	13.6	13.2
Carbon Materials and Chemicals(b)	4.0	3.7	12.9	11.7
Total	$13.4	$12.9	$43.4	$39.7
Operating profit (loss):
Railroad and Utility Products and Services	$(0.7)	$15.0	$12.3	$40.4
Performance Chemicals	11.6	30.4	65.1	67.1
Carbon Materials and Chemicals(c)	14.9	13.7	39.1	15.9
Corporate	(1.2)	(0.5)	(3.7)	(1.5)
Total	$24.6	$58.6	$112.8	$121.9

(a)	Revenue excludes KJCC revenue of $8.8 million and $31.6 million for the three and nine months ended September 30, 2020, respectively.
(b)	Depreciation and amortization expense excludes KJCC expenses of $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.
(c)	Operating profit (loss) excludes KJCC amounts of $0.3 million and $(5.0) million for the three and nine months ended September 30, 2020, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$107.1	$108.4	$327.6	$345.5
Utility poles	59.6	63.6	186.2	191.4
Railroad infrastructure services	8.8	9.2	25.3	23.3
Rail joints	5.7	4.5	17.9	16.9
Other products	5.7	5.3	17.3	13.8
Total	186.9	191.0	574.3	590.9
Performance Chemicals:
Wood preservative products	110.1	140.5	366.4	375.7
Other products	5.1	7.4	18.0	20.7
Total	115.2	147.9	384.4	396.4
Carbon Materials and Chemicals:
Pitch and related products	70.4	62.9	177.7	171.4
Phthalic anhydride and other chemicals	19.7	14.5	52.2	49.8
Creosote and distillates	19.0	10.3	48.6	33.8
Naphthalene	6.2	3.8	15.5	12.7
Other products	7.4	7.2	20.6	21.0
Total	122.7	98.6	314.6	288.7
Total	$424.8	$437.5	$1,273.3	$1,276.0

The following table sets forth assets and goodwill allocated to each of our segments as of the dates indicated:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$590.9	$583.1
Performance Chemicals	586.6	536.1
Carbon Materials and Chemicals	445.2	424.2
All other	29.5	55.2
Total	$1,652.2	$1,598.6
Goodwill:
Railroad and Utility Products and Services	$120.8	$121.1
Performance Chemicals	175.3	176.7
Total	$296.1	$297.8

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

The estimated annual effective income tax rate, excluding discrete items discussed above, was 26.8 percent and 25.8 percent for nine months ended September 30, 2021 and 2020, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2021	2020
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	3.6	2.7
Nondeductible expenses	1.3	1.3
State income taxes, net of federal tax benefit	0.8	0.5
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	0.0	0.2
Estimated annual effective income tax rate	26.8%	25.8%

Income taxes as a percentage of pretax income were 31.4 percent for the three months ended September 30, 2021. This is higher than the estimated annual effective income tax rate primarily due to an increase in the estimated annual effective income tax rate when compared to the previous quarter’s estimate.

Income taxes as a percentage of pretax income were 18.0 percent for the three months ended September 30, 2020. This was lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $3.1 million for the three months ended September 30, 2020. Discrete items were primarily related to the legislative changes and finalized regulations regarding the allowable business interest expense deduction that is discussed below and a benefit due to an amended tax return.

Income taxes as a percentage of pretax income were 26.4 percent for the nine months ended September 30, 2021. This is lower than the estimated annual effective income tax rate due to several discrete items, none of which are material.

Income taxes as a percentage of pretax income were 17.4 percent for the nine months ended September 30, 2020. This was lower than the estimated annual effective income tax rate due to discrete items, which were a net benefit of $7.3 million for the nine months ended September 30, 2020. Discrete items were primarily related to the legislative changes and finalized regulations regarding the limitation on the interest expense deduction that is discussed below and a benefit due to an amended tax return. These discrete items were offset by a tax deduction reduction for vested stock awards.

During 2020, two events occurred which enabled us to adjust our interest expense limitations on our 2018 and 2019 U.S. tax returns. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act increased the allowable business interest expense deduction to 50 percent of adjusted taxable income retroactively to January 1, 2019. In July 2020, the Internal Revenue Service released regulations that were retroactive to January 1, 2018 and favorably impacted our calculation of adjusted taxable income. After application of these new regulations, the limitation of our interest expense deduction was significantly reduced when compared to the same calculations under the previous regulations. Due to these changes, in the three and nine months ended September 30, 2020 we recorded an income tax expense of $2.0 million and an income tax benefit of $2.4 million, respectively, to adjust a previously recorded valuation allowance for disallowed interest expense deductions that are eligible for carry-forward. After review and application of these changes, we determined that we would be able to fully utilize these disallowed interest expense deductions. Effective January 1, 2021, the limitation on the deduction was restored to 30 percent.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three and nine months ended September 30, 2021.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $2.3 million and $2.5 million as of September 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.3 million and $2.5 million as of September 30, 2021 and December 31, 2020. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of September 30, 2021 and December 31, 2020, we had accrued approximately $0.8 million and $0.8 million for interest and penalties, respectively.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of September 30, 2021 and December 31, 2020 are summarized in the table below:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Raw materials	$244.6	$233.7
Work in process	13.3	12.4
Finished goods	102.7	99.3
	$360.6	$345.4
Less revaluation to LIFO	65.5	49.6
Net	$295.1	$295.8

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2021 and December 31, 2020 are summarized in the table below:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Land	$15.5	$16.7
Buildings	71.6	75.0
Machinery and equipment	807.2	812.1
	$894.3	$903.8
Less accumulated depreciation	433.4	494.7
Net	$460.9	$409.1

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Service cost	$0.4	$0.3	$1.1	$1.0
Interest cost	1.1	1.6	3.8	4.7
Expected return on plan assets	(1.8)	(2.0)	(5.5)	(5.8)
Amortization of net loss	0.4	0.4	1.1	1.1
Net periodic benefit cost	$0.1	$0.3	$0.5	$1.0
Defined contribution plan expense	$1.9	$1.6	$6.5	$5.6

14. Debt

Debt as of September 30, 2021 and December 31, 2020 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2021	December 31, 2020
(Dollars in millions)
Term Loan	2.56%	2024	$4.6	$12.2
Revolving Credit Facility	2.56%	2024	308.9	272.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			813.5	784.2
Less short-term debt and current maturities of long-term debt			4.6	10.1
Less unamortized debt issuance costs			6.3	8.3
Long-term debt			$802.6	$765.8

Credit Facility

We maintain a $600.0 million senior secured revolving credit facility and a $100.0 million secured term loan facility (collectively, the “Credit Facility”), as amended. The secured term loan has a quarterly amortization of $2.5 million and the interest rate on the Credit Facility is variable and is based on LIBOR.

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

As of September 30, 2021, we had $283.4 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2021, $7.7 million of commitments were utilized by outstanding letters of credit.

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

15. Asset Retirement Obligations

We recognize asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned railcars; cleaning costs for leased rail-cars and barges; and site demolition, when required by governmental authorities or by contract. The following table reflects changes in the carrying values of asset retirement obligations:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Asset retirement obligation at beginning of year	$19.8	$20.7
Accretion expense	0.7	1.1
Revision in estimated cash flows	(2.8)	4.6
Cash expenditures	(6.7)	(6.6)
Balance at end of period	$11.0	$19.8

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.5 million and $22.8 million during the three and nine months ended September 30, 2021, respectively, and $8.1 million and $23.2 million during the three and nine months ended September 30, 2020, respectively. Variable lease costs were $0.8 million and $2.4 million during the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.7 million during the three and nine months ended September 30, 2020, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of September 30, 2021:

(Dollars in millions)
2021	$7.3
2022	27.3
2023	21.3
2024	17.3
2025	14.0
Thereafter	34.8
Total lease payments	$122.0
Less: Interest	(26.6)
Present value of lease liabilities	$95.4

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30,	December 31,
	2021	2020
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$95.2	$102.5
Current operating lease liabilities	$21.6	$21.2
Operating lease liabilities	73.8	81.3
Total operating lease liabilities	$95.4	$102.5
Weighted average remaining lease term, in years	5.7	6.4
Weighted average discount rate	7.2%	7.5%

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

As of September 30, 2021 and December 31, 2020, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(Amounts in millions)
Cash flow hedges	36.1	62.3	$54.0	$58.3
Contracts where hedge accounting was not elected	5.1	11.5	$8.1	10.9
Total	41.2	73.8	$62.1	$69.2

As of September 30, 2021 and December 31, 2020, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$51.7	$37.3
Non-current derivative contracts	10.4	31.9
Asset on balance sheet	$62.1	$69.2
Accumulated other comprehensive gain, net of tax	$41.3	$44.4

In the next twelve months, we estimate that $34.4 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive (loss) income into earnings.

See Note 6 – “Comprehensive (Loss) Income and Equity”, for amounts recorded in other comprehensive (loss) income and for amounts reclassified from accumulated other comprehensive loss into net income for the periods specified below.

For the three and nine months ended September 30, 2021 and 2020, the unrealized (loss) gain from contracts where hedge accounting was not elected is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
(Loss) gain from contracts where hedge accounting was not elected	(4.4)	3.9	(2.7)	4.2

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income.

As of September 30, 2021 and December 31, 2020, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	September 30, 2021	December 31, 2020
(Dollars in millions)
Derivative contracts	$0.1	$1.2
Accrued liabilities	(0.3)	(0.5)
Net (liability) asset on balance sheet	$(0.2)	$0.7

As of September 30, 2021 and December 31, 2020, the net currency units outstanding for these contracts were:

	September 30, 2021	December 31, 2020
(In millions)
British Pounds	GBP 0.0	GBP 2.0
United States Dollars	USD 5.2	USD 7.6
Euro	EUR 0.4	EUR 0.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 61 plaintiffs in 32 cases pending as of September 30, 2021, compared to 64 plaintiffs in 34 cases pending as of December 31, 2020. As of September 30, 2021, there were 31 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites as a de minimis contributor and estimated such settlement amounts at the sites totaling $3.4 million as of September 30, 2021. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2021, our estimated environmental remediation liability for these acquired sites totals $4.2 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the site. As of September 30, 2021, our estimated environmental remediation liability for the site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.8 million and $2.9 million are classified as current liabilities as of September 30, 2021 and December 31, 2020:

	Period ended
	September 30, 2021	December 31, 2020
(Dollars in millions)
Balance at beginning of year	$11.0	$9.5
Expense	0.2	1.8
Reversal of reserves	(0.1)	0.0
Cash expenditures	(0.3)	(0.4)
Currency translation	(0.2)	0.1
Balance at end of period	$10.6	$11.0

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

Our condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of September 30, 2021, including those related to COVID-19. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

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

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the reported total crosstie installations in 2020 were approximately 18 million, of which 14 million were for Class I railroads. Throughout 2020, there was a decline in freight-rail traffic, which prompted larger track maintenance windows to be available and, as a result, the railroad industry managed to offset lower volumes with increased productivity as certain railroads used the reduced track time to increase maintenance on their infrastructure. According to a mid-year forecast update issued by the RTA, demand for crossties in 2021 is expected to be 18.9 million, or 4.7 percent growth. However, the RTA reports that significant forces are weighing upon the markets for wood and crossties.  A number of sawmills are continuing to utilize their capacity to process softwood logs instead of hardwoods for crossties due to higher profitability in cutting construction lumber.  Additionally, the sawmills are facing supply chain issues resulting from a combination of a lack of available labor, insufficient number of truck drivers, and a rise in freight costs.

According to the American Association of Railroads (“AAR”), for the year-to-date period through September 30, 2021, total U.S. carload traffic increased 7.9 percent from the prior year, while intermodal units increased by 9.9 percent. The combined U.S. traffic for carloads and intermodal units was higher by 9.0 percent as compared with the prior year. In recent months, the limited availability of downstream truck and warehouse capacity has negatively affected rail intermodal volumes due to the lack of freight outflows in order to make room for new freight inflows. The AAR reports that in an attempt to help mitigate these issues, the railroads are bringing intermodal yard capacity back online to increase storage availability as well as working with their customers and truckers to accelerate container pickup and other efforts as applicable.

With respect to our utility products business, utilities need to maintain their infrastructure to avoid interruptions in service as large sections of the population continue to work remotely due to the COVID-19 pandemic. As long as there are not any extended supply chain disruptions, we anticipate that 2021 demand will be relatively stable to slightly higher, given that the overall industry is trending toward expanded and upgraded transmission networks. We continue to evaluate opportunities to potentially expand our market presence in the U.S. as well as certain overseas markets.

From a long-term perspective, we believe there remains an overall need for sustained investment in infrastructure and capacity expansion. We believe that with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

For distribution poles, nearly half of the installed base is over 40 years old, and demand has historically been in the range of two million to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility poles market include growing global energy consumption as well as expansion of the global telecommunication industry.

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

With respect to raw materials, we expect that there will be an unfavorable effect on the availability of pole supply due to construction lumber continuing to be in high demand. The supply for untreated crossties can vary at times based upon weather conditions in addition to other factors. We have a nationwide wood procurement team that maintains close working relationships with a network of sawmills. We procure untreated crossties, either on behalf of our customers, or for our own inventory for future treating. We also procure switch ties and various other types of lumber used for railroad bridges and crossings. Untreated crossties go through a six to nine-month air seasoning process before they are ready to be pressure treated. After the air seasoning process is complete, the crossties are pressure treated using creosote-only treatment or a combined creosote and borate treatment.

During any given year, there is a seasonal effect in the winter and spring months on our crosstie business depending on weather conditions for harvesting lumber and crosstie installation. Currently, there are several key factors impacting the untreated crosstie market and the related availability of crosstie supply. Due to a strong market for housing construction, the sawmills are producing fewer crossties as well as dealing with a labor shortage, consequently leading to higher input prices.

Strategic Initiatives and Integration Synergies

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 15 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In the second quarter of 2021, we exited our Jasper, Texas facility lease and relocated the production of utility products to our Somerville, Texas plant. Separately, in the third quarter of 2020, we permanently closed our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which will be primarily funded through proceeds from the sale of non-core assets, including the Denver facility. In October 2021, we sold the Denver, Colorado facility and will recognize a gain on the transaction of approximately $23 million during the three months ended December 31, 2021.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes are showing strong demand. According to the National Association of Realtors® (“NAR”), total existing-home sales rose 7.0 percent on a seasonally adjusted annual rate from August to September, with all regions showing an increase. The inventory of unsold homes decreased 0.8 percent from August to September. The median existing-home sales price was higher year-over-year by 13.3 percent, as prices rose in each region and marked 115 consecutive months of year-over-year increases. Supply has improved in prior months which helped to drive up sales in September. Housing demand remains strong as buyers are likely looking to secure a home before interest rates potentially increase further in the next year.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, the annual growth in home renovation and repair expenditures is now projected to reach 9.0 percent in the fourth quarter and maintain that pace into 2022 and reach $400 billion in annual remodeling expenditures to owner-occupied homes by the third quarter of 2022. Residential remodeling is anticipated to continue to benefit from a strong housing market. With significant price appreciation in many markets, the expansion of homeowners’ equity is likely to fuel demand for more home improvement projects.  Nevertheless, there may be some headwinds that could still taper the expected growth in remodeling activity including the rising cost of labor and building materials.

The Conference Board Consumer Confidence Index® increased in October, following declines in the prior three months. The Index now stands at 113.8, up from 109.8 in September. The Conference Board reports that consumer confidence improved, reversing a three-month downward trend as concerns eased about the spread of the Delta variant and consumers continued to spend money on travel and in-person services. While short-term inflation concerns showed an increase, the impact on confidence was muted. Also, the proportion of consumers planning to purchase homes, automobiles, and major appliances all increased in October—a sign that economic growth will likely continue through the end of 2021.

The market data and projections for home improvements are continually changing and we are closely monitoring customer demand for residential treated wood in North America, primarily in the U.S. Overall, strong gains in retail sales of building materials suggest that the remodeling market will continue to be supported by do-it-yourself activities.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. Also, coal tar raw material supply remains constrained globally due to reductions in blast furnace steel capacity.  For the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America. As part of our restructuring initiatives beginning in 2015, we have now consolidated our operating footprint and significantly lowered production levels at the same time that we added distribution assets to move finished products from Europe to the United States more efficiently. As a result, our raw material needs in North America have been significantly less than historically required.

While the sale of carbon pitch remains a significant portion of our sales volume, the reduction of aluminum smelting capacity in the United States, Australia and Western Europe has led to sharply lower demand for carbon pitch over the past several years. Accordingly, we have experienced significantly lower sales volumes due to the reduction in aluminum production in parts of the world where the majority of our production facilities are located. For the external markets served by our CMC business, we anticipate a relative stability in manufacturing overall as well as in the steel, aluminum and carbon black industries. According to IHS Markit Automotive Group (IHS), light vehicle production has been revised from 1.6 percent growth in 2021 globally to 0.3 percent. The adjustment to the outlook reflects heightened risk as challenges to the supply chain are expected to remain entrenched for the next six to twelve months. IHS now anticipates double-digit production growth in 2022, projected to be at 10.6 percent year-over-year growth, compared with 9.1 percent previously.

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

Results of Operations – Comparison of Three Months Ended September 30, 2021 and 2020

Consolidated Results

Net sales for the three months ended September 30, 2021 and 2020 are summarized by segment in the following table:

	Three Months Ended September 30,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$186.9	$191.0	-2%
Performance Chemicals	115.2	147.9	-22%
Carbon Materials and Chemicals	122.7	98.6	24%
	$424.8	$437.5	-3%

RUPS net sales decreased by $4.1 million or two percent compared to the prior year period. The sales decrease was primarily due to volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased supply and decreased purchasing activity of untreated crossties by our customers during the current period. Volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant also contributed to the reduction from the prior year period. These decreases were offset, in part, by volume increases in our commercial crosstie business and pricing increases in various markets within the segment.

PC net sales decreased by $32.7 million or 22 percent compared to the prior year period. The sales decrease was primarily due to volume decreases for preservatives in North America as high lumber prices and a temporary change in consumer spending habits have tempered customer demand in the current year period coupled with high levels of demand in the prior year period as a result of the pandemic. The decreases were offset, in part, by pricing increases in the current year period for our copper-based preservatives. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $1.5 million.

CMC net sales increased by $24.1 million or 24 percent compared to the prior year period due mainly to higher sales prices for carbon pitch, carbon black feedstock and phthalic anhydride in the current year period. These increases were offset, in part, by lower sales volumes of carbon pitch in the current year period.

Cost of sales as a percentage of net sales was 82 percent for the quarter ended September 30, 2021 compared to 75 percent in the prior year quarter. Gross margin at RUPS was unfavorably impacted in the current year period by LIFO expense of $7.5 million compared to the prior year period which was favorably impacted by a LIFO benefit of $2.9 million. Gross margin at PC was unfavorably impacted in the current year period by sales volume decreases and a $4.4 million unrealized loss from our copper swap contracts compared to the prior year period which was favorably impacted by an $3.9 million unrealized gain from our copper swap contracts. Gross margin at CMC was negatively affected in the current year period by higher raw material costs.

Depreciation and amortization charges for the quarter ended September 30, 2021 were $0.5 million higher when compared to the prior year period due mainly to an increase in capitalized assets in our North American RUPS operations.

Impairment and restructuring charges for the quarter ended September 30, 2021 were $1.5 million lower when compared to the prior year period. The prior year period included accelerated depreciation, demolition and other plant closure period costs related to the closure of our Denver, Colorado facility.

Selling, general and administrative expenses for the quarter ended September 30, 2021 were $3.2 million higher when compared to the prior year period due mainly to an increase of $2.2 million for consulting and professional services and $1.2 million for employee benefit related expenses.

Interest expense for the quarter ended September 30, 2021 was $1.6 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in underlying LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense for the quarter ended September 30, 2021 was $4.8 million, a decrease of $3.8 million when compared to the prior year quarter. The decrease is primarily due to a significant reduction in pre-tax income of $32.4 million in the current period when compared to the prior year period. Additionally, this decrease was mitigated by the favorable discrete benefit of $3.1 million recorded in the third quarter of 2020 related to coronavirus tax relief measures and an amended tax return.

Discontinued operations for the quarter ended September 30, 2021 resulted in a loss of $0.5 million primarily due to a working capital adjustment to the sales price of our noncontrolling interest in KJCC, which was sold in 2020.

Segment Results.

Segment operating profit for the three months ended September 30, 2021 and 2020 is summarized by segment in the following table:

	Three Months Ended September 30,
	2021	2020	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$(0.7)	$15.0	-105%
Performance Chemicals	11.6	30.4	-62%
Carbon Materials and Chemicals	14.9	13.7	9%
Corporate	(1.2)	(0.5)	-140%
	$24.6	$58.6	-58%
Operating profit (loss) as a percentage of net sales:
Railroad and Utility Products and Services	-0.4%	7.9%	-8.3%
Performance Chemicals	10.1%	20.6%	-10.5%
Carbon Materials and Chemicals	12.1%	13.9%	-1.8%
	5.8%	13.4%	-7.6%

RUPS operating loss was $0.7 million for the three months ended September 30, 2021. RUPS operating profit was $15.0 million for the three months ended September 30, 2020. Operating loss as a percentage of net sales was 0.4 percent, compared to operating profit as a percentage of net sales of 7.9 percent in the prior year period. Operating loss as a percentage of net sales for the quarter ended September 30, 2021 was unfavorably impacted primarily by LIFO expense of $7.5 million compared to the prior year period which was favorably impacted by a LIFO benefit of $2.9 million. Excluding the effect of LIFO, our operating profit as a percentage of net sales was 3.6 percent in the current year period compared with 6.4 percent in the prior year period. The current year period was also unfavorably impacted by the effect on profitability from volume decreases of untreated crosstie sales to our Class I customers, including the effects of reduced utilization of plant capacity.

PC operating profit decreased by $18.8 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 10.1 percent from 20.6 percent in the prior year period. The current year period was unfavorably impacted by sales volume decreases for our copper-based preservatives in North America compared to high levels of demand in the prior year period as a result of the pandemic. The current year period was also unfavorably impacted by a $4.4 million unrealized loss from our copper swap contracts compared to the prior year period which was favorably impacted by a $3.9 million unrealized gain from our copper swap contracts. Excluding the effect of unrealized gains and losses from our copper swap contracts, our operating profit as a percentage of net sales was 13.9 percent in the current year period compared with 17.9 percent in the prior year period.

CMC operating profit increased by $1.2 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 12.1 percent from 13.9 percent in the prior year period. Operating profit margin for the quarter ended September 30, 2021 was unfavorably impacted primarily by higher raw material costs in the current year period. These increased costs were offset, in part, by higher sales prices for carbon pitch, carbon black feedstock and phthalic anhydride in the current year period.

Results of Operations – Comparison of Nine Months Ended September 30, 2021 and 2020

Consolidated Results

Net sales for the nine months ended September 30, 2021 and 2020 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$574.3	$590.9	-3%
Performance Chemicals	384.4	396.4	-3%
Carbon Materials and Chemicals	314.6	288.7	9%
	$1,273.3	$1,276.0	0%

RUPS net sales decreased by $16.6 million or three percent compared to the prior year period. The sales decrease was primarily due to volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased supply and decreased purchasing activity of untreated crossties by our customers during the current period. Volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant also contributed to the reduction from the prior year period. These decreases were offset, in part, by volume increases in our maintenance-of-way and crosstie disposal businesses and pricing increases in various markets within the segment. Foreign currency changes compared to the prior year period had a favorable impact on sales in the current year period of $3.8 million, mainly from our Australian utility pole business.

PC net sales decreased by $12.0 million or three percent compared to the prior year period. The sales decrease was primarily due to volume decreases for preservatives in North America as high lumber prices and a temporary change in consumer spending habits have tempered customer demand in the current year period coupled with high levels of demand in the prior year period as a result of the pandemic. The increases were offset, in part, by higher demand for preservatives in our international markets resulting from continued pent-up demand after the lifting of earlier restrictions associated with the pandemic. PC also benefitted from pricing increases in the current year period for our copper-based preservatives. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $6.8 million.

CMC net sales increased by $25.9 million or nine percent compared to the prior year period due mainly to higher sales prices for carbon black feedstock, carbon pitch and phthalic anhydride in the current year period. Foreign currency translation also had a favorable impact on sales in the current year period of $13.0 million, mainly from our Australian and European markets. These increases were offset, in part, by lower sales volumes of carbon pitch and phthalic anhydride in the current year period.

Cost of sales as a percentage of net sales was 79 percent for the nine months ended September 30, 2021, consistent with prior year. Gross margin at CMC was favorably impacted by higher sales prices for carbon black feedstock, carbon pitch and phthalic anhydride in the current year period, a recovery of $2.9 million from insurance proceeds in the current year period and a reduction in certain restructuring-related charges from the prior year period. These favorable drivers were offset, in part, by gross margin at RUPS which was negatively affected in the current year period by LIFO expense of $10.3 million compared to the prior year period which was favorably impacted by a LIFO benefit of $5.2 million as well as volume decreases in our domestic utility pole business, our commercial crosstie market and volume decreases of untreated crossties for our Class I customers principally due to decreased supply and decreased purchasing activity of untreated crossties due to higher lumber prices. Gross margin at PC was relatively consistent with the prior year period.

Depreciation and amortization charges for the nine months ended September 30, 2021 were $3.7 million higher when compared to the prior year period due mainly to an increase in asset retirement obligations at our European CMC operations as well as an increase in capitalized assets in our North American RUPS operations.

Gain on sale of assets for the nine months ended September 30, 2021 was $7.8 million and is primarily related to the sales of two previously decommissioned plants as described in Note 3 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the nine months ended September 30, 2021 were $3.3 million lower when compared to the prior year period. We recorded charges of $2.9 million for asset retirement obligations and $1.3 million for fixed asset write-offs and severance in the nine months ended September 30, 2020 related to the announced closure of our Denver, Colorado facility. The current year period included remaining demolition and other plant closure period costs related to the closure.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $6.5 million higher when compared to the prior year period due mainly to an increase of $4.9 million in employee benefit related expenses and $1.8 million for consulting and professional services.

Interest expense for the nine months ended September 30, 2021 was $8.1 million lower when compared to the prior year period primarily due to our lower average debt level and lower interest rates due to the significant decrease in underlying LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense for the nine months ended September 30, 2021 was $22.4 million, an increase of $7.6 million when compared to the prior year period. The increase is primarily due to a reduction in the amount of favorable discrete items when compared to the prior year period. The discrete items in the prior year period were primarily related to coronavirus tax relief measures.

Discontinued operations for the nine months ended September 30, 2021 resulted in income of $0.4 million compared to a loss of $3.8 million in the prior year period. In the prior year period, the loss was driven by a reduction in net sales and lower end market demand attributable to the economic effects of COVID-19 on our KJCC operations, which was sold in the third quarter of 2020 and resulted in a gain on sale of discontinued operations of $35.8 million. See Note 4 – “Discontinued Operations” for further detail.

Segment Results.

Segment operating profit for the nine months ended September 30, 2021 and 2020 is summarized by segment in the following table:

	Nine Months Ended September 30,
	2021	2020	% Change
(Dollars in millions)
Operating profit (loss):
Railroad and Utility Products and Services	$12.3	$40.4	-70%
Performance Chemicals	65.1	67.1	-3%
Carbon Materials and Chemicals	39.1	15.9	146%
Corporate	(3.7)	(1.5)	-147%
	$112.8	$121.9	-7%
Operating profit as a percentage of net sales:
Railroad and Utility Products and Services	2.1%	6.8%	-4.7%
Performance Chemicals	16.9%	16.9%	0.0%
Carbon Materials and Chemicals	12.4%	5.5%	6.9%
	8.9%	9.6%	-0.7%

RUPS operating profit decreased by $28.1 million compared to the prior year period. Operating profit as a percentage of net sales decreased to 2.1 percent from 6.8 percent in the prior year period. Operating profit as a percentage of net sales for the nine months ended September 30, 2021 was unfavorably impacted primarily by LIFO expense of $10.3 million compared to the prior year period which was favorably impacted by a LIFO benefit of $5.2 million. Excluding the effect of LIFO, our operating profit as a percentage of net sales was 3.9 percent in the current year period compared with 6.0 percent in the prior year period. The effect on profitability from volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers and volume decreases in our utility pole business, including the effects of reduced utilization of plant capacity also contributed to reduced margins. These decreases were offset, in part, by higher margins in our Australian utility pole business.

PC operating profit decreased by $2.0 million compared to the prior year period. Operating profit as a percentage of net sales of 16.9 percent is consistent with the prior year period. The current year period was favorably impacted by pricing increases for our copper-based preservatives, higher demand for preservatives in our international markets and lower realized net raw material costs associated with our copper hedging program. These favorable drivers were offset primarily by sales volume decreases for preservatives in North America.

CMC operating profit increased by $23.2 million compared to the prior year period. Operating profit as a percentage of net sales increased to 12.4 percent from 5.5 percent in the prior year period. Operating profit for the nine months ended September 30, 2021 was favorably impacted by higher sales prices for carbon black feedstock, carbon pitch and phthalic anhydride in the current year period, a recovery of $2.9 million from insurance proceeds in the current year period and a reduction in certain restructuring-related charges from the prior year period.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2021 was $59.6 million compared to net cash provided by operating activities of $65.5 million in the prior year period. The net decrease of $5.9 million in cash provided by operations was due primarily to higher working capital usage of $12.5 million compared to the prior year period, mainly due to a decrease in accrued liabilities in the current year period. These drivers were partly offset by an increase in certain other operating activities of $6.6 million from the prior year period, which had a favorable result on cash provided by operations in the current year period.

Net cash used in investing activities for the nine months ended September 30, 2021 was $78.7 million compared to net cash provided by investing activities of $35.0 million in the prior year period. The net change of $113.7 million in cash used in investing activities was primarily due to an increase in capital expenditures of $43.8 million in the current year period and net cash of $78.1 million provided by the sale of KJCC in the prior year period, partially offset by cash received related to sales of two previously decommissioned CMC plants and insurance proceeds in the current year period.

Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2021 compared to $93.7 million of net cash used in financing activities in the prior year period. The cash provided by financing activities in the nine months ended September 30, 2021 reflected net borrowings of debt of $29.5 million partially offset by repurchases of common stock of $3.3 million related to long-term incentive compensation plans. The cash used in financing activities in the prior year period primarily reflected net repayments of debt of $93.1 million.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At September 30, 2021, the basket totaled $258.8 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

In addition, certain required coverage ratios in Koppers Inc.’s Credit Facility may restrict the ability of Koppers Inc. to pay dividends.

Liquidity

The following table summarizes our estimated liquidity as of September 30, 2021 (dollars in millions):

Cash and cash equivalents(1)	$42.6
Amount available under Credit Facility	283.4
Total estimated liquidity(2)	$326.0
(1)	Cash includes approximately $41.9 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

(2) Liquidity will fluctuate before, after and throughout periods based upon timing of receipts and payments.

Our liquidity was $344 million as of December 31, 2020.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of plant consolidation and rationalizations and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2021, excluding acquisitions, if any, are expected to total approximately $115 to $120 million and are expected to be funded by cash from operations. We anticipate that our estimated liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

Debt Covenants

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio as of September 30, 2021 was 1.77.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The total secured leverage ratio as of September 30, 2021 was 1.36.

◾

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 5.00. The total leverage ratio as of September 30, 2021 was 3.51. The maximum permitted total leverage ratio will step down to 4.75 on December 31, 2021. This change is not expected to have a material impact on liquidity.

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (GAAP) to analyze and manage the performance of the business. We believe that EBITDA (as defined below), adjusted EBITDA, adjusted EBITDA margin, and net leverage ratio provide information useful to investors in understanding the underlying operational performance of our business and performance trends, and facilitate comparisons between periods and with other corporations in similar industries. The exclusion of certain items permits evaluation and a comparison of results for ongoing business operations, and it is on this basis that our management internally assesses our performance. In addition, our board of directors and executive management team use adjusted EBITDA as a performance measure under our annual incentive plans.

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

EBITDA is a non-GAAP financial measure defined as net income from continuing operations before income taxes and interest, depreciation and amortization. The adjustments to arrive at adjusted EBITDA are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, other non-recurring items or recurring income or expense items such as LIFO and mark-to-market commodity hedging.

A reconciliation of segment net income to adjusted segment EBITDA is not available without unreasonable efforts as we do not measure net income at the segment level or use it as a measure of operating performance.

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the three and nine month periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2021	2020	2021	2020
Net income	$10.0	$75.5	$62.7	$102.4
Interest expense	10.2	11.8	30.5	38.6
Depreciation and amortization	13.4	12.9	43.4	39.7
Depreciation in impairment and restructuring charges	0.7	1.3	0.7	2.0
Income tax provision	4.8	8.6	22.4	14.8
Discontinued operations	0.5	(36.4)	(0.1)	(32.0)
EBITDA with noncontrolling interests	39.6	73.7	159.6	165.5
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	(0.7)	1.9	(3.5)	11.4
Non-cash LIFO expense (benefit)	10.6	(5.0)	15.8	(8.8)
Mark-to-market commodity hedging losses (gains)	4.4	(3.9)	2.8	(4.2)
Total adjustments	14.3	(7.0)	15.1	(1.6)
Adjusted EBITDA	$53.9	$66.7	$174.7	$163.9

The following table summarizes EBITDA and adjusted EBITDA on a consolidated and segment basis as calculated by us for the three and nine month periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2021	2020	2021	2020
EBITDA with noncontrolling interests:
Railroad and Utility Products and Services	$3.8	$20.9	$27.3	$56.3
Performance Chemicals	15.8	35.4	79.7	81.9
Carbon Materials and Chemicals	19.5	17.2	51.0	26.8
Corporate unallocated	0.5	0.2	1.6	0.5
Total EBITDA with noncontrolling interests	$39.6	$73.7	$159.6	$165.5
Adjusted EBITDA:
Railroad and Utility Products and Services	$10.7	$18.5	$39.1	$55.1
Performance Chemicals	20.2	31.5	82.5	77.7
Carbon Materials and Chemicals	22.5	16.5	51.5	30.6
Corporate unallocated	0.5	0.2	1.6	0.5
Total Adjusted EBITDA	$53.9	$66.7	$174.7	$163.9
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	5.7%	9.7%	6.8%	9.3%
Performance Chemicals	17.5%	21.3%	21.5%	19.6%
Carbon Materials and Chemicals	18.3%	16.7%	16.4%	10.6%
Total Adjusted EBITDA margin	12.7%	15.2%	13.7%	12.8%

The decrease in adjusted EBITDA of $12.8 million for the three months ended September 30, 2021 from the prior year period is primarily due to decreased profitability at RUPS, which was unfavorably impacted primarily by the effect on profitability from volume decreases of untreated crosstie sales to our Class I customers, including the effects of reduced utilization of plant capacity. An increase in raw material costs, including the price of hardwoods as the pandemic continues, also contributed to reduced margins. PC’s adjusted EBITDA was unfavorably impacted by volume decreases for our copper-based preservatives in North America in the current year period. These drivers were offset, in part, by increased profitability at CMC, which was favorably impacted by higher sales prices for carbon pitch and carbon black feedstock in Europe and Australia and phthalic anhydride in North America in the current year period.

The increase in adjusted EBITDA of $10.8 million for the nine months ended September 30, 2021 over the prior year period is primarily due to profitability at CMC, which was favorably impacted by higher sales prices for carbon black feedstock and carbon pitch in Europe and Australia as well as phthalic anhydride in North America in the current year period, a recovery of insurance proceeds in the current year period and a reduction in certain restructuring-related charges from the prior year period. EBITDA at PC was favorably impacted by higher sales volumes for preservatives in our international markets along with pricing increases in the current year period for our copper-based preservatives in the Americas. These favorable drivers were offset, in part, by lower EBITDA at RUPS which was negatively affected in the current year period by volume decreases in the commercial crosstie market as well as volume decreases of untreated crossties for our Class I customers principally due to decreased supply and decreased purchasing activity of untreated crossties due to higher lumber prices.

A reconciliation of operating profit (loss) to adjusted EBITDA on a segment basis is presented below:

	Three Months Ended September 30, 2021
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$(0.7)	$11.6	$14.9	$(1.2)	$24.6
Other income (loss)	(0.8)	0.1	(0.1)	1.7	0.9
Depreciation and amortization	5.3	4.1	4.0	0.0	13.4
Depreciation in impairment and restructuring charges	0.0	0.0	0.7	0.0	0.7
EBITDA with noncontrolling interest	$3.8	$15.8	$19.5	$0.5	$39.6
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure benefits	(0.6)	0.0	(0.1)	0.0	(0.7)
Non-cash LIFO expense	7.5	0.0	3.1	0.0	10.6
Mark-to-market commodity hedging losses	0.0	4.4	0.0	0.0	4.4
Adjusted EBITDA	$10.7	$20.2	$22.5	$0.5	$53.9
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	20.0%	37.8%	42.1%

	Three Months Ended September 30, 2020
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$15.0	$30.4	$13.7	$(0.5)	$58.6
Other income (loss)	(0.3)	0.7	(0.2)	0.7	0.9
Depreciation and amortization	4.9	4.3	3.7	0.0	12.9
Depreciation in impairment and restructuring charges	1.3	0.0	0.0	0.0	1.3
EBITDA with noncontrolling interest	$20.9	$35.4	$17.2	$0.2	$73.7
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	0.5	0.0	1.4	0.0	1.9
Non-cash LIFO benefit	(2.9)	0.0	(2.1)	0.0	(5.0)
Mark-to-market commodity hedging gains	0.0	(3.9)	0.0	0.0	(3.9)
Adjusted EBITDA	$18.5	$31.5	$16.5	$0.2	$66.7
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	27.8%	47.4%	24.8%

	Nine Months Ended September 30, 2021
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$12.3	$65.1	$39.1	$(3.7)	$112.8
Other income (loss)	(1.9)	1.0	(1.7)	5.3	2.7
Depreciation and amortization	16.9	13.6	12.9	0.0	43.4
Depreciation in impairment and restructuring charges	0.0	0.0	0.7	0.0	0.7
EBITDA with noncontrolling interest	$27.3	$79.7	$51.0	$1.6	$159.6
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs	1.6	0.0	(5.1)	0.0	(3.5)
Non-cash LIFO expense	10.2	0.0	5.6	0.0	15.8
Mark-to-market commodity hedging losses	0.0	2.8	0.0	0.0	2.8
Adjusted EBITDA	$39.1	$82.5	$51.5	$1.6	$174.7
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	22.6%	47.7%	29.8%

	Nine Months Ended September 30, 2020
				Corporate
	RUPS	PC	CMC	Unallocated	Consolidated
Operating profit (loss)	$40.4	$67.1	$15.9	$(1.5)	$121.9
Other income (loss)	(0.9)	1.6	(0.8)	2.0	1.9
Depreciation and amortization	14.8	13.2	11.7	0.0	39.7
Depreciation in impairment and restructuring charges	2.0	0.0	0.0	0.0	2.0
EBITDA with noncontrolling interest	$56.3	$81.9	$26.8	$0.5	$165.5
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	4.0	0.0	7.4	0.0	11.4
Non-cash LIFO benefit	(5.2)	0.0	(3.6)	0.0	(8.8)
Mark-to-market commodity hedging gains	0.0	(4.2)	0.0	0.0	(4.2)
Adjusted EBITDA	$55.1	$77.7	$30.6	$0.5	$163.9
Adj. EBITDA % of Consolidated Adj. EBITDA (excluding corporate unallocated)	33.7%	47.6%	18.7%

Net leverage ratio is a non-GAAP financial measure defined as net debt (total debt, calculated as total debt less unamortized debt issuance costs, less cash and restricted cash) divided by adjusted EBITDA for the latest twelve months and is a financial measure used by us to assess our borrowing capacity and ability to service our debt. The following table summarizes net leverage ratio as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
(amounts in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Total Debt	$807.2	$775.9	$809.8
Less: Cash	44.9	38.5	39.5
Net Debt	$762.3	$737.4	$770.3
Adjusted EBITDA	$221.8	$211.0	$203.7
Net Leverage Ratio	3.4	3.5	3.8

Our net leverage ratio decreased over the past 12 months primarily due to an increase in adjusted EBITDA of $18.1 million during that period, along with an $8.6 million decrease in net debt, principally due to cash generated from operating activities.

The following table summarizes EBITDA and adjusted EBITDA on a consolidated basis as calculated by us for the twelve month periods indicated below:

	Twelve Months Ended
	September 30, 2021	December 31, 2020	September 30, 2020
Net income	$81.3	$121.0	$119.5
Interest expense	40.8	48.9	52.9
Depreciation and amortization	58.5	56.1	54.4
Income tax provision	28.6	21.0	8.1
Discontinued operations, net of tax	(0.1)	(31.9)	(30.6)
EBITDA	209.1	215.1	204.3
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs	0.9	15.7	16.8
Non-cash LIFO expense (benefit)	11.0	(13.7)	(9.2)
Mark-to-market commodity hedging gains	(2.3)	(9.2)	(8.2)
Pension settlement	0.1	0.1	0.0
Discretionary incentive	3.0	3.0	0.0
Adjusted EBITDA with noncontrolling interests	$221.8	$211.0	$203.7

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 outbreak on our internal controls over financial reporting to minimize the impact, if any, on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
July 1 – July 31	0	$0.00	0	$0.0
August 1 – August 31	39,000	$31.45	39,000	$98.8
September 1 – September 30	6,000	$33.50	6,000	$98.6
Total	45,000	$31.72	45,000	$98.6
(1)

On August 6, 2021, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date and replaces our previous share repurchase program of $75 million, which was approved in November 2011 and had approximately $24.8 million remaining prior to approval of the new program.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 4, 2021	By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)