Form 10-K
period 2021-12-31
Koppers Holdings Inc.
filed 2022-02-23
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2021 was $666.7 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2022, 21,127,033 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc.     2021 Annual Report

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

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

◾	availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper;
◾	the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins;
◾	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
◾	our ability to operate within the limitations of our debt covenants;
◾	capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations;
◾	general economic and business conditions, including demand for our goods and services;
◾	existing and future adverse effects as a result of the coronavirus (COVID-19) pandemic;
◾	the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain;
◾	potential difficulties in protecting intellectual property;
◾	potential impairment of our goodwill and/or long-lived assets;
◾	the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition;
◾

economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries;

◾	changes in laws, including tax regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
◾	parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
◾	unfavorable resolution of litigation or other legal proceedings against us; and
◾	the other factors set forth under “Risk Factors”; as well as those discussed more fully elsewhere in this Form 10-K.

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

Our RUPS and CMC operations are, to a substantial extent, vertically integrated. Through our CMC business, we process coal tar into a variety of products, including creosote, which is an intermediate material necessary in the pressure treatment of wood crossties, other related railroad products and utility poles. The majority of the creosote we produce in North America and Europe is sold internally to our RUPS business and consumed in the treating process.

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

Railroad and Utility Products and Services

Our RUPS business sells treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada and treated wood products and services to the utility markets in the United States and Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. The primary end-markets for RUPS are the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the U.S. and Australian utility industries which utilizes wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Railroad products also include manufacturing and selling rail joint bars, which are steel bars used to join rails together for railroads. Utility products, located in the United States and Australia, include the pressure treatment of transmission and distribution poles for electric and telephone utilities. The RUPS business operates 18 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber suppliers to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants are typically adjacent to our largest railroad customers’ rail lines.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Koppers Holdings Inc.     2021 Annual Report

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 70 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 76 percent of all crossties produced in the United States and Canada. Approximately 75 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 600 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market trended higher in 2021, with approximately 18.8 million replacement crossties purchased during the year, up from 18.7 million and 18.5 million purchased during 2020 and 2019, respectively.

We believe our North American utility pole business is the second largest producer of utility poles in the United States, and we believe our Australian utility pole business is the largest producer of utility poles in Australia. Utility poles are produced mainly from pine species in the United States and the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market pilings for marine applications and smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including chromated copper arsenate and creosote, which we produce internally and purchase from PC and CMC. We also operate a business related to the recovery of used utility poles and a business related to the inspection of utility poles.

Performance Chemicals

Our PC business maintains sales and manufacturing capabilities in the United States, Canada, Europe, South America, Australia and New Zealand. We believe we have the number one market share in North America, Australia and New Zealand. Our North American sales represent approximately 70 percent of PC’s total revenue. The primary products supplied by PC are copper-based wood preservatives, including micronized copper azole (“MicroPro®”), micronized pigments (“MicroShades®”), alkaline copper quaternary, amine copper azole and chromated copper arsenate. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and various agricultural uses. Additionally, we are a leading supplier of fire-retardant chemicals (“FlamePro®”) for pressure treatment of wood, primarily in commercial construction, where applicable. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies eight of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the three largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase over 32 million pounds of scrap copper, in addition to other compounds containing copper, our key raw material, which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper prices.

We believe that being vertically integrated in copper manufacturing provides PC with an important competitive advantage and also provides our customers with the security of a supply of copper-based wood preservatives. Likewise, we believe that our marketing, engineering, and technical support services provide added value to our customer base, who supply pressure-treated wood products to large retailers and independent lumber dealers. We believe another competitive advantage is provided by our strategic sourcing group, which procures scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, colorants, dispersants and various biocides and co-biocides through the global market.

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

For much of the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to three in total as of December 31, 2021. In September 2020, we sold our remaining Chinese distillation facility in operation, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) located in Pizhou, Jiangsu Province as discussed in Note 5 – “Discontinued Operations”.

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

Koppers Holdings Inc.     2021 Annual Report

Segment Information

Please see “Note 9 – Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments and geographic areas. See also “Item 1A. Risk Factors – Risks Related to Our Business – Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.”

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

Employees and Employee Relations

As of December 31, 2021, we had 945 salaried employees and 1,143 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	358	750	1,108
Performance Chemicals	241	167	408
Carbon Materials and Chemicals	208	214	422
Administration	138	12	150
Total Employees	945	1,143	2,088

Approximately 424 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at three of our facilities covering approximately 132 employees are scheduled to expire during 2022.

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

Talent Attraction and Retention

Our talented employees are a critical element to make our business successful, so it is essential that we position them for success. It is also important that we continue attracting top talent to our workforce. Our Culture and Engagement team leads these efforts to attract, retain and develop our employees and has created various programs to enhance the skill set of our workforce. Recognizing the importance of a consistent and comprehensive onboarding and safety training experience for new hires across our facility footprint, we have a web-based training program to ensure every employee receives a consistent message from the start of their employment. The program includes videos detailing our company and our primary business lines as well as a new hire folder filled with information on employee programs, services, benefits and more.

We also have a toolkit to help managers guide new employees for success and we conduct regular new hire surveys to solicit feedback and identify opportunities for improvement. We continue to evaluate and employ methods to identify at-risk behaviors during the hiring process to place prospective employees in appropriately suited positions where they can be successful and workplace injuries can be avoided. This behavioral data also enables us to tailor training and onboarding based on the opportunities it highlights.

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

We also have a New Hire Mentoring Program as another component of our development process. The program provides both hourly and salaried employees an extra opportunity to receive support from experienced employees and discuss any ideas they may have for improving our operations or their work experience. Prior to participating, mentors and mentees receive training on getting the most out of the program.

Training and Education

As a part of our people-focused approach to our operations, we are committed to helping our employees thrive in their roles and grow both personally and professionally. A major component of this plan is our commitment to providing each employee with the training and education they need to be successful. Under the umbrella of our Koppers College, we provide leadership development training to our front-line employees to expand their growth opportunities within the organization. We also foster innovation and develop our next wave of high-potential employees through our leadership forum, an intensive nine-month program conducted in partnership with a university local to our corporate headquarters. Approximately ten to twelve employees from across the world are chosen annually for each cohort. Selected participants travel to our corporate headquarters to take part in workshops facilitated by university professors and business leaders. We also offer our employees a tuition reimbursement program to help them pursue degrees and certifications related to relevant skills they utilize for their positions to further personal and company success.

Inclusion and Diversity

We support an inclusive and diverse work environment across our company through a range of strategic programs. Our internal processes and programs target inclusion and diversity as a key area of importance and externally we place emphasis on the topic during philanthropic activities. Our Director for Global Inclusion and Diversity focuses on supporting our strategy to be an employer of choice, and helps to ensure that all employees feel they are heard and valued to harness the power of an engaged workforce.

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

Health and Safety

We believe a robust wellness program that encourages employee participation is key to promoting healthy lifestyles and decision-making. Our wellness screening program for our U.S.-based employees provides employees the opportunity to learn more about their health and daily routines. As part of this program, employees can earn financial incentives for completing a variety of wellness initiatives. Recognizing the importance of supporting our employees in all aspects of their lives, we provide an Employee Assistance Program with a full range of supportive resources including financial wellness, mental health and family services. For our U.S.-based employees, we also offer four weeks of paid time-off for mothers and fathers who have a birth or adoption as part of our parental bonding leave program. Additionally, we offer work schedule flexibility including the opportunity to work remotely when conditions allow.

Koppers Holdings Inc.     2021 Annual Report

We work with a Zero Harm approach to every employee’s health and safety. Zero Harm includes policies that guide our safety practices and procedures throughout all of our facilities, a focus on leading activities that prevent accidents and a leadership culture that insists the health and safety of our employees comes ahead of everything we do.

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

We have established a governance structure to support and develop our sustainability practices. In 2020, we established a Sustainability Committee of the board of directors to provide oversight of our programs. Management provides direction through its Leadership Council, chaired by the CEO. Our Sustainability Steering Committee provides guidance on goals and programs designed to improve our performance against those expectations. Toward this goal in 2019, we conducted a materiality analysis, both internal and external, that highlighted the areas where we can most effectively address the needs of our stakeholders.

Environmental

The circular nature of our business starts with our raw materials, the majority of which are by-products generated by other industries (including scrap copper and coal tar) and renewable resources (trees). We purchase approximately 32 million pounds of scrap copper per year which is postconsumer or post-industrial in nature. We believe this places Koppers in the center of what is known as the “circular economy” that emphasizes the “reduce, reuse, recycle” mentality that continues to frame global conservation efforts. Our wood-treatment solutions, while supporting an important role in our global infrastructure across multiple industries, also support an important role in the carbon cycle. Treating wood significantly increases its useful lifespan, allowing the carbon stored within the wood to be immobilized for up to 50 years, keeping it out of the atmosphere and limiting its impact on the environment. In addition, we have businesses which have product life cycle management capabilities to help solve our customers’ challenge of responsibly disposing of end-of-life crossties and utility poles by repurposing used wood products, including as a fuel source. This reduces the end-of-life impact of our ties and poles, contributing to greater product sustainability.

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

◾

Inclusion and Diversity – We are committed to supporting inclusion and diversity in process and practice. Our Culture and Engagement team ensures that a diverse slate of candidates is considered for open positions. Our employee resource groups, LINKWomen, which was launched in 2018, and LINKParents, which was launched in 2021, provide an important development forum for employees and serve as a model for future initiatives. Additionally, the composition of our board of directors has been recognized for gender and racial diversity.

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

Our Leadership Council is responsible for directing the development and implementation of the company's strategic plan and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

◾

The availability and cost of lumber are critical elements in our production of railroad crossties and pole products for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future or be able to pass on higher raw material costs to our customers.

◾

The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden price changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.

◾

Pentachlorophenol had a significant market share for the treatment of utility poles in the United States and was a treatment preservative, in addition to chromated copper arsenate and creosote, that we used to treat utility poles. In 2021, the only North American manufacturer of pentachlorophenol ceased production. End-users of treated utility poles who required the use of pentachlorophenol-treated utility poles have adopted or are in the process of adopting other available treatment systems for their electrical transmission and distribution networks. Although we have converted a substantial number of customers to alternative treatment systems, we may lose market share if some of our customers select, or subsequently switch to, a treatment system that we do not offer.

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

◾

In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in reduced profitability for our coal tar-based products.

◾

Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship with phthalic anhydride; however, during periods of excess supplies of phthalic anhydride, profitability may be reduced despite high levels for orthoxylene prices.

Koppers Holdings Inc.     2021 Annual Report

◾

Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene, or market indices derived from crude oil.

◾	We import certain raw materials that are used in our products that are, or may become, subject to tariffs, trade restrictions or supply chain disruptions.
◾

We experienced supply chain disruptions during 2021 with respect to key chemicals that we utilize in our business and items necessary for the completion of key capital improvement projects. For example, in the third and fourth quarters of 2021, our PC and utility and industrial products businesses were negatively impacted when late deliveries of chromic acid, which is used in a key wood treatment chemical, resulted in lost sales and higher costs to serve customers with limited supply. We may continue to experience such disruptions and those disruptions could have a material impact on our results of operations.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

We face risks related to our substantial indebtedness.

As of December 31, 2021, we had total outstanding debt of $789.1 million, and approximately $305.2 million of additional unused borrowing capacity under our $600.0 million senior secured revolving credit facility and $100.0 million secured term loan facility (collectively, the “Credit Facility”). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. Our high level of debt can result and in the past has resulted in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, including paying our vendors within agreed upon terms, capital expenditures, and business opportunities.

A high level of indebtedness could have other adverse consequences to us, including:

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

If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Facility, as well as our unsecured indebtedness, including the 2025 Notes.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, delay payments to vendors, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the 2025 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

The interest rate of our Credit Facility is priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our Credit Facility such that the interest due to our creditors pursuant to our Credit Facility is calculated using LIBOR and our Credit Facility contains a stated minimum value for LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will phase out LIBOR benchmark settings for U.S. Dollar borrowings on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is focused on replacing U.S. dollar LIBOR with one or more new indexes, including one index calculated by short-term repurchase agreements, backed by Treasury securities – Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Another index, the Bloomberg Short-Term Bank Yield Index (“BSBY”) is also being considered by a number of money center and regional banks as a replacement for LIBOR. The U.S. Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have stated that they will not endorse a specific replacement for LIBOR-based loans and that financial institutions will be allowed to use any reference rate that such institution determines to be appropriate for its funding model and customer needs.

Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. In addition, some banks which are using SOFR are imposing an additional adjustment to be added to SOFR to cause it to better track historic LIBOR rates. BSBY, on the other hand, is calculated using systemic bank credit spreads based on average yields at which large, global banks access U.S. Dollar senior unsecured marginal wholesale funding. It is calculated and published by Bloomberg L.P. on a daily basis based on a variety of information available to Bloomberg L.P. When LIBOR ceases to exist, we will renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Koppers Holdings Inc.     2021 Annual Report

In December 2021, we amended our Credit Facility to replace LIBOR based interest rates used in calculating interest in formerly LIBOR based loans denominated in Pounds Sterling and Euros. The new rates will be calculated using specified successor index rates for each currency to replace the previous LIBOR based rate structure.

Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.

Our products are sold primarily into markets which historically have been cyclical, such as wood preservation, aluminum and specialty chemicals.

◾

The principal use of our wood preservation chemicals is in the manufacture of treated lumber, which is used mainly for residential applications, such as wood decking, and also industrial applications, such as the treating of railroad crossties and utility poles. Therefore, a decline in remodeling and construction could reduce demand for wood preservation chemicals for residential applications and a decline in the capital spending practices for railroads and utility companies could reduce demand for wood preservation chemicals for industrial applications.

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

Although no one customer accounted for more than seven percent of our net sales for the year ended December 31, 2021, our top ten customers accounted for approximately 38 percent of our net sales. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remediation obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2021 were $10.7 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2022 are expected to total approximately $16 million and are expected to be funded by operations.

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

Koppers Holdings Inc.     2021 Annual Report

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

Adverse weather conditions or natural disasters, including conditions associated with or exacerbated by climate change, may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have at times negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our pavement sealer and wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather. Finally, natural disasters, including wildfires, hurricanes and earthquakes could affect our revenue and operating results. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major wildfire, hurricane or other natural disaster were to disrupt the supply of our raw materials or damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Global climate change may exacerbate the frequency and intensity of adverse weather conditions or natural disasters, such as wildfires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold and used and where our supply chains are located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the United States and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact our operating results.

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

Without Beazer continuing to assume the financial responsibility under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income, liquidity and cash flows. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to environmental matters covered by the Indemnity, which could result in our having significant negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

Litigation and other proceedings against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse effect on us.

We are and have been a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, pavement sealer, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Any litigation, investigation or regulatory enforcement action that may arise in these or other contexts could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

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

Koppers Holdings Inc.     2021 Annual Report

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

At December 31, 2021, the net carrying value of long-lived assets (property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets) totaled $1,007.8 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

We are subject to risks inherent in foreign operations, including additional legal regulation, and changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2021, net sales from products sold by our foreign subsidiaries accounted for approximately 27 percent of our total net sales.

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

For example, some of our operations are subject to the United Kingdom’s and European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR imposes a range of compliance obligations for companies that process personal data of United Kingdom and European Union residents and includes financial penalties for non-compliance. We process personal data of our employees who are United Kingdom or European Union residents and will continue dedicating financial resources and management time to GDPR compliance. We bear the cost of compliance with the GDPR and are subject to fines and penalties in the event of a breach of the GDPR, which could have an adverse impact on our business, financial condition or results of operations.

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

Geopolitical events and the risk of related government actions affecting our business and our customers or raw material suppliers may adversely impact our business, results of operations and cash flows.

Geopolitical events, such as systemic political or economic instability, civil unrest, outbreak of war or expansion of hostilities or acts of terrorism, whether occurring in the United States or abroad, could disrupt our operations or the operations of one or more of our raw material suppliers, or could severely damage or destroy one or more of our facilities located in the affected areas, which could in turn adversely affect our ability to obtain raw materials from our suppliers or transport products to our customers. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Further, the United States government, other governments or international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include raw material suppliers or customers. For example, our European-based CMC business receives a substantial portion of its coal tar requirements from the Russian Federation and Ukraine. Geopolitical events impacting these countries, or our ability to source raw materials from these countries, could adversely affect those business segments. Any such occurrence could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

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

As of December 31, 2021, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $29.6 million. Our pension asset funding to total pension obligation ratio was 87 percent as of December 31, 2021. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $9.8 million at December 31, 2021.

During the years ended December 31, 2021 and December 31, 2020, we contributed $2.8 million and $4.3 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Koppers Holdings Inc.     2021 Annual Report

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

Any resulting financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable, which would negatively impact our results of operations, cash flows and liquidity. The COVID-19 pandemic or any other health epidemic or pandemic also could have a material impact on our ability to obtain the raw materials and parts that we need in order to manufacture our products as our suppliers face disruptions in their businesses or closures. If our suppliers fail to meet our manufacturing needs, it could delay our production and shipments to customers and negatively affect our operations, cash flows and liquidity.

From time to time, U.S. and international governmental responses to the COVID-19 pandemic have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although most of our operations have been considered essential and exempt, and therefore have been able to continue to operate without interruption, our operations in certain jurisdictions have temporarily curtailed from time to time. If any of the applicable exemptions are amended or revoked in the future or if additional restrictions that impact us are implemented in response to COVID-19 or any other health epidemic or pandemic, it could adversely impact our business, operating results and financial condition. Furthermore, to the extent that any of these exemptions do not extend to our key suppliers and customers, this also would adversely impact us in turn.

In addition, our operations or the operations of our customers or suppliers could be disrupted if any of our or their employees were suspected of having contracted COVID-19 or any similar significant virus since such an occurrence could require us or our business partners to quarantine some number of employees or otherwise cause operations to be idled.

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

Risks Related to Our Common Stock

Prior to February 2022, we had not declared a dividend since November 2014.

On February 23, 2022, the board of directors declared a quarterly dividend of five cents per common share, payable on April 4, 2022 to shareholders of record as of March 18, 2022. However, we are not required to pay dividends, and our shareholders are not guaranteed, and do not have contractual rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to change or revoke our dividend policy. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

Koppers Holdings Inc.     2021 Annual Report

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

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In the ordinary course of our business, we are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for subsequent periods.

Our strategy to selectively pursue complementary acquisitions may present unforeseen obstacles, risks or costs.

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

Some specific factors that may have a significant effect on our common stock market price include the following:

◾	actual or anticipated fluctuations in our operating results or future prospects;
◾	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
◾	strategic actions by us or our competitors, such as acquisitions or restructurings;
◾	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
◾	changes in accounting standards, policies, guidance, interpretations or principles;
◾	adverse conditions in the financial markets or general economic conditions, including those resulting from war, pandemic, incidents of terrorism and responses to such events;
◾	sales of common stock by us, members of our management team or a significant shareholder;
◾	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable companies; and
◾	changes in our current dividend policy or the elimination, reduction or suspension of our dividend.

Koppers Holdings Inc.     2021 Annual Report

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

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crosstie materials recovery	Domino, Texas	Leased
Utility poles	Eutawville, South Carolina	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Railroad crosstie materials recovery	L’Anse, Michigan	Leased
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties and utility poles	Somerville, Texas	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products, phthalic anhydride	Stickney, Illinois	Owned

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2028. We also own office space in Griffin, Georgia.

Koppers Holdings Inc.     2021 Annual Report

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

Koppers Holdings, Inc. (the “Company”) is cooperating with an investigation by the staff of the Division of Enforcement (the “Division”) of the U.S. Securities and Exchange Commission (“Commission”) into the Company’s public non-GAAP financial metrics disclosures regarding the Company’s debt reduction target and net leverage ratio for Fiscal Year 2019 and the related management of its accounts payable (the “Inquiry”). The Company and several of its current and former officers and employees, including Leroy M. Ball, the Company’s President and Chief Executive Officer and a director of the Company, received subpoenas for information and testimony (the “Subpoenas”), pursuant to a non-public formal order of investigation for the Inquiry dated February 14, 2021.

The Company maintains that the actions of the Company and its officers and employees were appropriate and did not violate the federal securities laws. The Company and its officers and employees are cooperating with the Division in connection with the Inquiry, and the Company’s counsel has engaged in discussions with the Division regarding a potential resolution of this matter. Further, the Company has made productions of information to the Division and made witnesses available for testimony pursuant to the Subpoenas. The Company will continue to comply with the requests of the Division in connection with the Inquiry. As of the date of this Annual Report on Form 10-K, neither the Company nor, to the Company’s knowledge, any of its current and former officers and employees have received from the Division or otherwise a “Wells Notice” setting forth any preliminary determination by the Division to recommend any enforcement action to the Commission.

The Company cannot predict the ultimate outcome of the Inquiry and any related legal and administrative proceedings which could include a variety of outcomes including the institution of administrative or civil injunctive proceedings involving the Company and/or current or former employees and/or officers, including the Company’s CEO, Mr. Ball, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs, and/or referral to other governmental agencies for other actions. It is not possible to accurately predict at this time when matters relating to the Inquiry will be completed, what if any actions may be taken by the Commission or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 23, 2022. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	41	General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	53	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	61	Global Vice President, Zero Harm, Koppers Inc.
Leslie S. Hyde	61	Senior Vice President and Chief Sustainability Officer, Koppers Inc.
Bradley A. Pearce	55	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
Jimmi Sue Smith	49	Chief Financial Officer and Treasurer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
James A. Sullivan	58	Executive Vice President and Chief Operating Officer, Koppers Holdings Inc. and Koppers Inc.

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

Ms. Hyde has served as Senior Vice President and Chief Sustainability Officer, Koppers Inc. since January 2020. From November 2017 to December 2019, Ms. Hyde served as Vice President, Corporate Strategy and Risk Management, Koppers Inc. From January 2016 to October 2017, Ms. Hyde served as Vice President, Risk Management and Deputy General Counsel of Koppers Inc.

Mr. Pearce has served as Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc. since May 2019. From April 2008 to April 2019, Mr. Pearce served as Director, Corporate Control and Taxes, Koppers Inc.

Ms. Smith has served as Chief Financial Officer and Treasurer of Koppers Holdings Inc. and Koppers Inc. since January 2022. From February 2020 to December 2021, Ms. Smith served as Vice President, Finance and Treasurer of Koppers Holdings Inc. and Koppers Inc. Ms. Smith has served as a Director of Koppers Inc. since January 2022. Prior to joining Koppers, from November 2018 to August 2019, Ms. Smith served as Senior Vice President and Chief Financial Officer of EQT Corporation (“EQT”), a publicly traded natural gas production company. Ms. Smith served as Chief Accounting Officer of EQT from September 2016 to October 2018. Ms. Smith also served as Chief Accounting Officer of the general partners of EQM Midstream Partners, LP and EQGP Holdings, LP from September 2016 to October 2018, and served as Chief Accounting Officer of the general partner of RM Partners, LP, from November 2017 to July 2018.

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

Koppers Holdings Inc.     2021 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common stock at January 31, 2022 was 142.

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Accordingly, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. On February 23, 2022, the board of directors declared a quarterly dividend of five cents per common share, payable on April 4, 2022 to shareholders of record as of March 18, 2022. Prior to February 2022, we had not declared a dividend since November 2014. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
October 1 – October 31	0	$0.00	0	$0.0
November 1 – November 30	234,508	$33.82	234,508	$90.6
December 1 – December 31	0	$0.00	0	$0.0
Total	234,508	$33.82	234,508	$90.6
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See description of the segments in “Item 1 – Business”.

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods and with other corporations in similar industries. The exclusion of certain items permits evaluation and a comparison of results for business operations, and it is on this basis that our management internally assesses our performance. In addition, our board of directors and executive management team use adjusted EBITDA as a performance measure under the company’s annual incentive plans.

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

Adjusted EBITDA is a non-GAAP financial measure defined as net income from continuing operations before interest, income taxes, depreciation and amortization along with other adjustments. These adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO and mark-to-market commodity hedging and other unusual items. Adjusted EBITDA is the primary measure of profitability we use to evaluate our businesses. Refer to “Note 9 – Segment Information” for reconciliations from net income to adjusted EBITDA on a consolidated basis.

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

Effects of COVID-19 on our operations

Our operating results may fluctuate due to a variety of factors that are outside of our control, including from the effects of the current pandemic. The COVID-19 outbreak began to have a global effect in the first quarter of 2020 and continues to have a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, trends in spending patterns and other factors. During the COVID-19 pandemic, substantially all of our global businesses have continued to operate without significant disruption. In the United States, Koppers was designated as an essential business, as determined by the Cybersecurity and Infrastructure Security Agency (CISA) within the Department of Homeland Security. As a result, we have been able to meet the demands of our customers in the various markets we serve by continuing to operate to transport critical goods, provide power and connectivity to homes and businesses, and keep our infrastructure running reliably.

Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by us as of December 31, 2021, including those related to COVID-19. Events and changes in circumstances arising after December 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in our estimates for future periods.

Koppers Holdings Inc.     2021 Annual Report

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2021 were approximately 18.8 million, of which 14.4 million were for Class I railroads. Throughout the pandemic, some sawmills were operating at 50 percent or less of their production capacity. Sawmills provide raw materials to several industries beyond the wood crosstie market and as demand and pricing for pallet and flooring lumber increased significantly throughout 2021, overall crosstie production output has been lower than forecasted. Crosstie prices increased significantly as a result of limited supply and railroad customers are deferring their purchases. Given continuing economic uncertainties, including those related to COVID-19, the RTA is forecasting a modest increase of 2.2 percent, or 19.2 million crossties, in 2022, primarily from the commercial market while Class I volumes are expected to remain at relatively similar demand levels.

According to the American Association of Railroads (“AAR”), rail traffic in 2021 was substantially higher than in 2020 for most categories. Coal carloads were considerably higher than the prior year due to sharply higher natural gas prices, while carloads of motor vehicles suffered as microchip shortages forced automakers to cut output. For intermodal, a record-setting first-half of 2021 gave way to a lower second half as supply chain challenges persisted. Even so, 2021 ranked as the second-best U.S. intermodal year, behind only 2018. In 2021, total U.S. carload traffic increased 6.6 percent from the prior year, while intermodal units strengthened by 4.9 percent. The combined U.S. traffic for carloads and intermodal units was higher by 5.7 percent than the prior year.

With respect to our utility products business, the installed base for wood distribution poles in the U.S. is approximately 150 million and nearly half are 40 years old. Industry demand has historically been in the range of two million to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility pole market include growing global energy consumption as well as expansion of the global telecommunication industry. Now more than ever, utilities need to maintain their infrastructure to avoid interruptions in service as portions of the population continue to work remotely due to the COVID-19 pandemic. As long as there are not any extended supply chain disruptions, we anticipate that 2022 demand for pole replacements will be relatively stable to slightly higher, as the overall industry is trending toward expanded and upgraded transmission networks. In addition, there is a developing trend in the industry for utilities to maintain some additional inventory to prepare for potential damaging storms.

With respect to raw materials, we expect the availability of pole supply to be affected as lumber for other uses continue to be in high demand and, consequently, lead to increased costs for pole material. Also, transportation costs, which include fuel costs, are expected to experience some upward pressure and affect the price of pole material delivered to the pole peelers from the forest.

Longer term, we are evaluating opportunities to potentially expand our market presence in the United States as well as certain overseas markets. We believe there remains an overall need for sustained investment in infrastructure and capacity expansion and with our vertical integration capabilities in wood treatment and strong customer relationships, we will ultimately benefit from increased demand.

For the overall segment, a positive development involves the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021, and will usher in more than a trillion dollars in new spending across eight years to improve the nation's roads, bridges, rail, Internet, water systems and more. As a global leader in water- and oil-borne preservatives serving many end markets with our wood-treatment technologies, we are well-positioned to benefit from the new legislation. Our products are used in multiple infrastructure applications, including utility poles, railroad ties, highway and construction concrete, steel, aluminum, and wood for construction projects.

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 14 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. In January 2022, we began curtailing operations at our Sweetwater, Tennessee plant. During 2021, we exited the Texas Electric Cooperatives’ Jasper, Texas facility and relocated the production of utility products to our Somerville, Texas plant. Separately, in the third quarter of 2020, we permanently closed our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which would be primarily funded through proceeds from the sale of non-core assets, including the Denver facility. In October 2021, we sold our closed Denver, Colorado crosstie treating facility and we recorded a gain on sale of $23.4 million. In addition, as part of the sales agreement, we may receive additional contingent post-closing payments secured by a guaranty from the buyer after applicable redevelopment milestones are reached. At this time, we are unable to estimate how much, if any, of these additional funds will ultimately be paid to us.

Performance Chemicals

As most of the products sold by PC are copper-based products, changes in the price and availability of copper can have a significant impact on product pricing and margins. We attempt to moderate the variability in copper pricing over time by entering into hedging transactions for the majority of our copper needs, which primarily range from six months up to 36 months. These hedges typically match expected customer purchases and from time to time, we enter into forward transactions based upon long-term forecasted needs of copper. Copper prices reached peak levels in mid-2021, boosted by pent-up demand as growth accelerated when pandemic lockdowns were eased and the market faced tight supplies. In 2022, projections for copper prices are mixed and are contingent on supply and demand dynamics as well as the impact of higher interest rates on economic growth.

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. Overall, the market for existing homes is showing strong demand. According to the National Association of Realtors® (“NAR”), total existing-home sales increased 8.5 percent in 2021 compared with the prior year, which is the highest annual level since 2006. The NAR reported, however, total existing home sales in December decreased 4.6 percent from November, and were down 7.1 percent from a year ago. While December sales were softer, the slowdown was more a sign of supply constraints than an indication of a weakened demand for housing.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, there was 9.4 percent year-over-year growth in home renovation and repair expenditures in the fourth quarter of 2021. The LIRA projects annual growth in renovation and repair spending of 17.3 percent by the third quarter of 2022. While annual improvement and repair spending is projected to reach $430 billion by the second half of 2022, several headwinds, such as rising costs of labor and construction materials, difficulty retaining contractors, and rising interest rates, may temper growth expectations.

The Conference Board Consumer Confidence Index® increased to 115.2 in December, then declined slightly to 113.8 in January 2022. Consumer confidence moderated somewhat in January, following gains in the final three months of 2021, suggesting the economy finished the year on solid footing; however, the expectations related to near-term growth prospects reflect some moderation during the first quarter of 2022.

Although the market data and projections for home improvements are continually changing, we anticipate ongoing demand for residential treated wood and in looking at residential renovation markets, businesses are indicating a continued positive outlook. While a global pandemic, an inflationary environment and supply chain delays constitute potential risks, consumers are indicating their continued plans to purchase homes, automobiles, and major appliances over the next six months.

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

For the external markets served by our CMC business, we anticipate a relative stability in manufacturing overall as well as in the steel, aluminum and carbon black industries. According to IHS Markit Automotive Group (IHS), global light vehicle production in 2021 is projected to be at 75.5 million units, a 1.2 percent improvement from the prior year period. The industry demand levels will likely continue to be constrained as the semiconductor supply chain remains challenged. For 2022, IHS forecasts a rebound in light vehicle production of 9.0 percent, to 82.3 million units.

Koppers Holdings Inc.     2021 Annual Report

Results of Operations – Comparison of Years Ended December 31, 2021 and December 31, 2020

Consolidated Results

Net sales for the years ended December 31, 2021 and 2020 are summarized by segment in the following table:

	Year Ended December 31,
	2021	2020	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$729.9	$759.1	-4%
Performance Chemicals	503.3	526.3	-4%
Carbon Materials and Chemicals	445.4	383.7	16%
	$1,678.6	$1,669.1	1%

RUPS net sales for the year ended December 31, 2021 decreased by $29.2 million, or four percent, compared to the prior year. The sales decrease was primarily related to volume decreases in our utility pole business as of result of transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant along with volume decreases in the commercial crosstie market and volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased purchasing activity of untreated crossties by our customers during the current period. These decreases were offset, in part, by pricing increases in various markets within the segment and volume increases in our maintenance-of-way and crosstie disposal businesses. Foreign currency changes compared to the prior year period had a favorable impact on sales in the current year period of $3.5 million, mainly from our Australian utility pole business.

PC net sales for the year ended December 31, 2021 decreased by $23.0 million, or four percent, compared to the prior year. The sales decrease was primarily due to volume decreases for preservatives in North America as high lumber prices and a return to normal consumer spending habits have tempered customer demand compared to extremely high levels of pandemic-fueled demand in 2020. The decreases were offset, in part, by higher demand for preservatives in our international markets resulting from continued pent-up demand after the lifting of earlier restrictions associated with the pandemic. PC also benefited from pricing increases in the current year period for our copper-based preservatives. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $7.2 million.

CMC net sales for the year ended December 31, 2021 increased by $61.7 million, or 16 percent, compared to the prior year due mainly to higher sales prices for carbon pitch, distillates and chemicals in the current year. Foreign currency translation also had a favorable impact on sales in the current year of $11.3 million, mainly from our Australian and European markets. These increases were offset, in part, by lower sales volumes of carbon pitch and phthalic anhydride in the current year.

Cost of sales as a percentage of net sales was 80 percent for the year ended December 31, 2021, compared to 78 percent in the prior year. Gross margin was unfavorably impacted in the current year period primarily by an increase in raw material costs along with total LIFO expense of $28.2 million compared to the prior year period which was favorably impacted by a LIFO benefit of $13.7 million.

Depreciation and amortization charges for the year ended December 31, 2021 were $3.6 million higher when compared to the prior year period due mainly to an increase in asset retirement obligations at our European CMC operations as well as an increase in capitalized assets in our North American RUPS operations.

Gain on sale of assets for the year ended December 31, 2021 of $31.2 million and is primarily related to the sale of our former RUPS crosstie treating plant located in Denver, Colorado as well as two previously decommissioned CMC plants as described in Note 4 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the year ended December 31, 2021 were $4.3 million lower when compared to the prior year period. We recorded charges for asset retirement obligations, fixed asset write-offs and severance in the prior year period related to the announced closure of our Denver, Colorado facility. The current year period included residual demolition and other plant closure period costs related to the closure.

Selling, general and administrative expenses for the year ended December 31, 2021 were $5.8 million higher when compared to the prior year period due mainly to an increase of $2.6 million in employee benefit related expenses, $1.9 million for consulting and professional services and $0.7 million in travel and facility related charges.

Interest expense for the year ended December 31, 2021 was $8.4 million lower when compared to the prior year primarily as a result of our lower average debt level and lower interest rates due to the significant decrease in underlying LIBOR rates. In the third quarter of 2020, we used the net proceeds of the KJCC sale to reduce our borrowings under the Credit Facility.

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 was 29.9 percent and 19.1 percent, respectively. In 2020, we recorded a benefit of $13.3 million due to legislative changes to the interest expense limitation that were a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Discontinued operations for the year ended December 31, 2021 resulted in income of $0.1 million compared to a loss of $3.9 million in the prior year period. In the prior year period, the loss was driven by a reduction in net sales and lower end market demand attributable to the economic effects of COVID-19 on our KJCC operations, which was sold in the third quarter of 2020.

Gain on sale of discontinued operations for the year ended December 31, 2020 is related to the sale of our KJCC business in China in September 2020. See Note 5 – “Discontinued Operations” for further detail.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2021 and 2020 are summarized in the following table:

	Year Ended December 31,
(amounts in millions)	2021	2020	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$45.4	$65.3	-30%
Performance Chemicals	101.8	100.7	1%
Carbon Materials and Chemicals	76.3	45.0	70%
Total Adjusted EBITDA	$223.5	$211.0	6%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.2%	8.6%	-2.4%
Performance Chemicals	20.2%	19.1%	1.1%
Carbon Materials and Chemicals	17.1%	11.7%	5.4%
Total Adjusted EBITDA margin	13.3%	12.6%	0.7%

RUPS adjusted EBITDA decreased by $19.9 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 6.2 percent from 8.6 percent in the prior year period and was unfavorably impacted in our domestic utility pole business by the costs, loss of throughput and inefficiencies associated with pole treatment preservative conversions at our Vidalia, Georgia and Vance, Alabama plants, a shortage of pole treatment preservative in the fourth quarter of the current year period and higher fuel costs and labor inefficiencies driven by the pandemic. In addition, unfavorability in our railroad crosstie business was driven by lower absorption of fixed costs due to approximately two million less crossties procured than the prior year period as a result of decreased purchasing activity of untreated crossties by our Class I customers driven by the impact higher lumber prices had on the hardwood market. Finally, pandemic-driven costs and inefficiencies in our maintenance-of-way businesses contributed to a reduction in adjusted EBITDA over the prior year period.

PC adjusted EBITDA increased by $1.1 million compared to the prior year. Adjusted EBITDA as a percentage of net sales increased to 20.2 percent from 19.1 percent in the prior year. The current year was favorably impacted by lower realized raw material costs associated with the company’s copper hedging program along with higher demand for preservatives in our international markets. PC benefited from pricing increases in the current year period for our copper-based preservatives in addition to the contribution from our copper-hedging program which mitigated increases in our raw material costs. These favorable drivers were offset, in part, by volume decreases for preservatives in North America.

CMC adjusted EBITDA increased by $31.3 million compared to the prior year. Adjusted EBITDA as a percentage of net sales increased to 17.1 percent from 11.7 percent in the prior year. The current year was favorably impacted by higher sales prices for carbon pitch, distillates and chemicals, a recovery of insurance proceeds. These increases were offset, in part, by an increase in raw material costs and lower sales volumes of carbon pitch and phthalic anhydride in the current year.

Koppers Holdings Inc.     2021 Annual Report

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

RUPS net sales for the year ended December 31, 2020 increased by $25.6 million, or three percent, compared to the prior year. The sales increase was primarily due to volume increases in the Class I crosstie market as well as the domestic and Australian utility pole markets, along with price increases in the domestic utility pole market in 2020. Sales of crossties increased by $16.8 million in 2020. These increases were offset, in part, by volume decreases in the commercial crosstie market and our maintenance-of-way businesses in 2020.

PC net sales for the year ended December 31, 2020 increased by $78.0 million, or 17 percent, compared to the prior year. The sales increase was due primarily to higher demand for copper-based preservatives in North America due to new customer additions and higher organic volumes driven by increased home repair and remodeling activities during the pandemic, along with an increase in sales volumes in our international markets resulting from pent-up demand due to several months of restrictions associated with the pandemic. These increases were partially offset by an unfavorable impact from foreign currency translation in 2020 of $5.1 million.

CMC net sales for the year ended December 31, 2020 decreased by $71.5 million, or 16 percent, compared to the prior year due mainly to lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in 2020. Other contributing factors included lower sales volumes of carbon pitch and naphthalene as a result of the economic conditions. These decreases were offset, in part, by volume increases of carbon black feedstock.

Cost of sales as a percentage of net sales was 78 percent for the year ended December 31, 2020, compared to 80 percent in the prior year. Gross margin at PC was favorably impacted by higher sales volumes, a favorable sales mix and better absorption on higher production volumes. Improved margins at RUPS were due to a favorable sales mix in our Class I crosstie market and higher margins in our domestic utility pole and maintenance-of-way markets. Lower gross margins for CMC in 2020 were a result of lower sales prices for carbon pitch, carbon black feedstock, phthalic anhydride and naphthalene.

Depreciation and amortization charges for the year ended December 31, 2020 were consistent with the prior year.

Impairment and restructuring charges were $0.5 million higher when compared to the prior year period. Charges in 2020 consisted of asset retirement obligations, fixed asset write-offs, severance, accelerated depreciation, demolition and other plant closure period costs related to the closure of our Denver, Colorado facility. The prior year period primarily consisted of asset retirement obligation charges, accelerated depreciation and inventory and fixed asset write-offs related to the closure of our Follansbee, West Virginia facility.

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

Income taxes for the year ended December 31, 2020 were $21.0 million higher when compared to the prior year period. Both periods included benefits that significantly influenced income taxes.

For the year ended December 31, 2020, our income tax provision benefited by a total of $13.3 million due to legislative changes to the interest expense limitation that were a result of the CARES Act.

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

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 was 19.1 percent and zero percent, respectively. The increase was partially due to income before income taxes being $46.4 million higher when compared to the prior year period and the benefits from a Dutch legal entity restructuring recorded for the year ended December 31, 2019.

Discontinued operations for the year ended December 31, 2020 resulted in a loss of $3.9 million compared to income of $3.7 million in the prior year period due primarily to a year-over-year reduction in net sales of $104.2 million attributable to lower end market demand on our KJCC operations and only nine months of operations in 2020 due to the sale of the company.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2020 and 2019 are summarized in the following table:

	Year Ended December 31,
(amounts in millions)	2020	2019	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$65.3	$60.2	8%
Performance Chemicals	100.7	68.6	47%
Carbon Materials and Chemicals	45.0	73.5	-39%
Corporate unallocated	0.0	(1.2)	-100%
Total Adjusted EBITDA	$211.0	$201.1	5%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.6%	8.2%	0.4%
Performance Chemicals	19.1%	15.3%	3.8%
Carbon Materials and Chemicals	11.7%	16.1%	-4.4%
Total Adjusted EBITDA margin	12.6%	12.3%	0.4%

RUPS adjusted EBITDA increased by $5.1 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 8.6 percent from 8.2 percent in the prior year period. Adjusted EBITDA as a percentage of net sales for the year ended December 31, 2020 was favorably impacted by higher margins in our domestic utility pole and maintenance-of-way markets, a favorable sales mix in our Class I crosstie market and lower selling, general and administrative costs in 2020.

PC adjusted EBITDA increased by $32.1 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 19.1 percent in 2020 compared to 15.3 percent in the prior year period. Adjusted EBITDA as a percentage of net sales for the year ended December 31, 2020 was favorably impacted by higher sales volumes in North America driven by increased home repair and remodeling activities during the pandemic, a favorable sales mix, better absorption on higher production volumes during the pandemic and lower selling, general and administrative costs.

CMC adjusted EBITDA for the year ended December 31, 2020 decreased by $28.5 million, or 39 percent, compared to 2019. Adjusted EBITDA as a percentage of net sales for 2020 decreased to 11.7 percent from 16.1 percent in 2019. Adjusted EBITDA for the year ended December 31, 2020 was negatively affected primarily by lower sales prices for carbon black feedstock, phthalic anhydride and naphthalene as a result of depressed oil prices in 2020. Other contributing factors included lower sales prices and volumes of carbon pitch as a result of economic conditions. These decreases were offset, in part, by volume increases of carbon black feedstock.

Koppers Holdings Inc.     2021 Annual Report

Adjusted EBITDA is reconciled to net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP.

	Year Ended December 31,
(amounts in millions)	2021	2020	2019
Net income	$84.9	$121.0	$67.4
Interest expense	40.5	48.9	61.7
Depreciation and amortization	57.7	54.1	51.4
Depreciation in impairment and restructuring charges	0.7	2.0	3.4
Income taxes	34.5	21.0	0.0
Discontinued operations	0.2	(31.9)	(3.7)
Sub-total	218.5	215.1	180.2
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs(1)	4.2	15.7	20.4
(Gain) on sale of assets	(31.2)	0.0	0.0
LIFO expense (benefit)	28.2	(13.7)	4.5
Mark-to-market commodity hedging losses (gains)	3.8	(9.2)	(4.0)
Pension settlement	0.0	0.1	0.0
Discretionary incentive(2)	0.0	3.0	0.0
Total adjustments	5.0	(4.1)	20.9
Adjusted EBITDA	$223.5	$211.0	$201.1
(1)	Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities as described in Note 4 – “Plant Closures and Divestitures”.
(2)	Represents a one-time employee incentive associated with the sale of KJCC as described in Note 5 – “Discontinued Operations”.

Cash Flow

Net cash provided by operating activities was $103.0 million for the year ended December 31, 2021 as compared to net cash provided by operating activities of $127.1 million for the year ended December 31, 2020. The net decrease of $24.1 million was due primarily to higher working capital usage of $28.2 million primarily as a result of higher inventory values from increased raw material prices and inventory levels as well as increased receivables due to higher fourth quarter 2021 sales as compared to the prior year. Operating profit, excluding gain on sale of assets and changes in derivative contracts, was slightly down year-over-year but was offset by a change in other liabilities as a result of lower asset retirement costs.

Net cash provided by operating activities was $127.1 million for the year ended December 31, 2020 as compared to net cash provided by operating activities of $115.3 million for the year ended December 31, 2019. The net increase of $11.8 million was due primarily to an increase in operating profit partly offset by higher working capital usage of $30.6 million compared to the prior year as a result of timing of payments between periods and an increase in asset retirement costs.

Net cash used in investing activities was $89.5 million for the year ended December 31, 2021 as compared to net cash provided by investing activities of $5.6 million for the year ended December 31, 2020. The net change in cash used in investing activities of $95.1 million is primarily due to an increase in capital expenditures of $55.2 million in the current year period for increased investment in growth projects, primarily the expansion of the RUPS facility in North Little Rock, Arkansas, and net cash of $74.7 million provided by the sale of KJCC in the prior year, partially offset by cash received related to sales of the Denver, Colorado plant and two previously decommissioned CMC plants as well as insurance proceeds in the current year.

Net cash provided by investing activities was $5.6 million for the year ended December 31, 2020 as compared to net cash used in investing activities of $33.8 million for the year ended December 31, 2019. The net change in cash provided by investing activities of $39.4 million is primarily due to net cash of $74.7 million provided by the sale of KJCC partly offset by an increase in capital expenditures of $32.6 million used mainly for production expansion and modernization across our businesses.

Net cash used in financing activities was $4.0 million for the year ended December 31, 2021 as compared to net cash used in financing activities of $128.7 million for the year ended December 31, 2020. The cash used in financing activities in the year ended December 31, 2021 reflected repurchases of common stock of $11.5 million partially offset by net borrowings of debt of $5.1 million. The cash used in financing activities in the prior year period primarily reflected net repayments of debt of $128.0 million.

Net cash used in financing activities was $128.7 million for the year ended December 31, 2020 as compared to net cash used in financing activities of $88.7 million for the year ended December 31, 2019. The cash used in financing activities in both periods primarily related to repayment of debt.

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

The basket is governed by a formula based on the sum of a beginning amount, plus or minus a percentage of Koppers Inc.’s consolidated net income (as defined in the indenture), plus the net proceeds of Koppers Inc.’s qualified stock issuance or conversions of debt to qualified stock, plus the net proceeds from the sale of or a reduction in an investment (as defined in the indenture) or the value of the assets of an unrestricted subsidiary which is designated a restricted subsidiary. At December 31, 2021, the basket totaled $271.0 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends. In addition, certain required coverage ratios in Koppers Inc.’s Credit Facility may restrict the ability of Koppers Inc. to pay dividends.

Liquidity

The following table summarizes our estimated liquidity as of December 31, 2021 (dollars in millions):

Cash and cash equivalents(1)	$43.2
Amount available under credit facility	305.2
Total estimated liquidity	$348.4

(1)	Cash includes approximately $43.1 million held by foreign subsidiaries and excludes approximately $2.3 million of restricted cash.

Our liquidity was $344.0 million at December 31, 2020.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as capital expenditures, working capital, and potential return of capital to shareholders. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2022, excluding acquisitions, if any, are expected to total approximately $95 million and are expected to be funded by cash from operations. We anticipate that our estimated liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

From time to time, we manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of December 31, 2021 and December 31, 2020, approximately 75 percent and 70 percent of accounts payable was current, approximately 20 percent was 1-30 days past due and approximately five percent and ten percent was past due greater than 30 days, respectively.

Koppers Holdings Inc.     2021 Annual Report

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2021. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	2022	2023-2024	2025-2026	Later years	Total
(in millions)
Long-term debt (1)	$2.0	$287.1	$500.0	$0.0	$789.1
Interest on debt	37.2	70.2	15.0	0.0	122.4
Operating leases	28.0	39.5	24.8	25.0	117.3
Federal tax payments (2)	0.8	2.3	0.0	0.0	3.1
Purchase commitments (3)	245.8	308.4	172.2	26.0	752.4
Total contractual cash obligations (4)	$313.8	$707.5	$712.0	$51.0	$1,784.3

(1)	Consists primarily of the maturity of the 2025 Notes and the Credit Facility that will mature in 2025.
(2)	Relates to the transition tax in accordance with the Tax Act.
(3)

Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

(4)	Not included in contractual obligations are commercial commitments associated with standby letters of credit totaling $7.8 million, which expire in 2022.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the contractual obligation table. We expect defined benefit plan contributions to total approximately $2.0 million in 2022. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 14 in our consolidated financial statements.

As of December 31, 2021, there was $2.3 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 in our consolidated financial statements for further information.

 Debt Covenants at December 31, 2021

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

◾

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to be less than 1.10. The fixed charge coverage ratio at December 31, 2021 was 1.50.

◾

The total secured leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 2.75. The total secured leverage ratio at December 31, 2021 was 1.23.

◾

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, is not permitted to exceed 4.75. The total leverage ratio at December 31, 2021 was 3.34.

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

Net leverage ratio is a non-GAAP financial measure defined as net debt (total debt less cash) divided by adjusted EBITDA for the latest twelve months and is a financial measure used by us to assess our borrowing capacity and ability to service our debt. Net debt will fluctuate before, after and throughout the related period based upon the timing of receipts from customers and payments to vendors. Refer to “Segment Results” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliation to net income from adjusted EBITDA. The following table summarizes net leverage ratio as calculated by us for the years indicated below:

	Year Ended December 31,
(amounts in millions)	2021	2020
Total debt	$783.5	$775.9
Less: Cash	45.5	38.5
Net debt	$738.0	$737.4
Adjusted EBITDA	$223.5	$211.0
Net leverage ratio	3.3	3.5

Our long-term net leverage ratio target continues to be 2.0 to 3.0 times.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2021, 2020 and 2019, exchange rate fluctuations resulted in a decrease to comprehensive income of $16.4 million, an increase of $22.8 million and a decrease of $1.3 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (losses) gains were $(0.7) million, $2.5 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 3 “New Accounting Pronouncements” of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure of contingent liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Our management’s estimates are based on the relevant information available at the end of each period. With the exception of the revenue recognition policy, each of the following policies contain critical accounting estimates.

Revenue Recognition. We recognize revenue upon the completion of performance obligations under contracts with our customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with our customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. We also have certain arrangements where revenue is recognized under the contract where control of the goods or services had been transferred to the customer prior to shipment. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for warranties, discounts or volume rebates, to determine the net consideration to which we expect to be entitled. Shipping and handling costs are included as a component of cost of sales.

For certain contracts, we also recognize revenue related to the procurement of certain untreated railroad crossties upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided and the performance obligation is satisfied.

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

Koppers Holdings Inc.     2021 Annual Report

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

Goodwill remaining on our consolidated balance sheet at December 31, 2021 was $296.0 million. During the fourth quarter of 2021, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2021. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. For the 2021 impairment test, the headroom for the reporting units ranged between ten percent to 65 percent. Our Railroad Products and Services reporting unit and our Utility Products reporting unit have headroom at the low-end of that range and could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we experience a substantial decrease in our stock price.

Identifiable intangible assets are valued at fair value upon the acquisition of a business. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $131.5 million as of December 31, 2021. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. As of December 31, 2021, our balance sheet included $44.2 million of deferred tax assets, which is net of a $44.5 million valuation allowance. We also had $62.6 million of deferred tax liabilities resulting in net deferred tax liabilities of $18.4 million, which are predominantly related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2021, we used our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

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

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 to 40 percent equity securities and 60 to 70 percent fixed income securities for the funded pension plans), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 3.91 percent for 2021 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.5 million.

Item 8. Financial Statements and Supplementary Data – Note 14 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Environmental Liabilities. As discussed under Environmental Matters in “Item 1 – Business”, we are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. The amount accrued is determined through the evaluation of various information, which could include claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, and our prior experience. Inherent uncertainties exist in such evaluations primarily due to unknown conditions and other circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. Item 8. Financial Statements and Supplementary Data – Note 19 includes information about environmental liabilities.

Koppers Holdings Inc.     2021 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2021. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2021, we had outstanding copper swap contracts totaling 35.1 million pounds and the fair value of these contracts resulted in an unrealized gain of $60.9 million. A portion of the gain totaling $53.8 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $7.1 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2021 market price of copper, the fair value of these contracts would be a gain of $45.6 million. This hypothetical gain would be allocated $41.2 million to other comprehensive income and $4.4 million would be recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. Credit Facility. At December 31, 2021, we had $500.0 million of fixed rate debt and $283.5 million of variable rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The earnings and cash flows for the year ending December 31, 2021, assuming a one percentage point increase in interest rates, would have decreased approximately $2.8 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2021, would be a reduction of approximately $4.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc.     2021 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2021. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 46.

February 23, 2022

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ JIMMI SUE SMITH
Jimmi Sue Smith
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 23, 2022

Koppers Holdings Inc.     2021 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

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

Assessment of the carrying value of Goodwill in the Utility Products Reporting Unit

As described in Notes 2 and 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2021 was $296.0 million, of which $79.8 million related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls over the development of the forecasted cash flows, including forecasted revenue growth rates, and discount rate assumptions. We evaluated the Company’s forecasted cash flows and revenue growth rates by comparing them to external market and industry data. We compared the Company’s historical revenue and cash flows forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities.

•

Developing an independent estimate of the Utility Products reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and comparing the result of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 23, 2022

Koppers Holdings Inc.     2021 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions, except per share amounts)
Net sales	$1,678.6	$1,669.1	$1,637.0
Cost of sales	1,344.5	1,308.7	1,306.3
Depreciation and amortization	57.7	54.1	51.4
Selling, general and administrative expenses	148.9	143.1	148.3
Impairment and restructuring charges	2.2	6.5	6.0
(Gain) on sale of assets	(31.2)	0.0	0.0
Operating profit	156.5	156.7	125.0
Other income, net	3.6	2.3	0.4
Interest expense	40.5	48.9	61.7
Income from continuing operations before income taxes	119.6	110.1	63.7
Income tax provision	34.5	21.0	0.0
Income from continuing operations	85.1	89.1	63.7
Income (loss) from discontinued operations, net of tax benefit (expense) of $0.0, $0.9 and $(1.4)	0.1	(3.9)	3.7
(Loss) gain on sale of discontinued operations, net of tax benefit (expense) of $0.1, $(8.3) and $0.0	(0.3)	35.8	0.0
Net income	84.9	121.0	67.4
Net (loss) income attributable to noncontrolling interests	(0.3)	(1.0)	0.8
Net income attributable to Koppers	$85.2	$122.0	$66.6
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$4.02	$4.25	$3.09
Discontinued operations	(0.02)	1.56	0.13
Earnings per basic common share	$4.00	$5.81	$3.22
Diluted -
Continuing operations	$3.90	$4.17	$3.03
Discontinued operations	(0.02)	1.54	0.13
Earnings per diluted common share	$3.88	$5.71	$3.16
Weighted average shares outstanding (in thousands):
Basic	21,238	20,992	20,665
Diluted	21,925	21,374	21,068

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Net income	$84.9	$121.0	$67.4
Changes in other comprehensive income:
Currency translation adjustment	(16.4)	22.8	(1.3)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $0.5, $(12.6) and $(4.1)	(3.8)	41.2	8.7
Unrecognized pension prior service cost (benefit), net of tax benefit of $0.0, $0.0 and $0.0	0.1	0.0	(0.1)
Unrecognized pension net (loss) gain, net of tax benefit (expense) of $1.3, $0.4 and $(0.8)	(3.8)	(1.1)	2.1
Total comprehensive income	61.0	183.9	76.8
Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.1	0.6
Comprehensive income attributable to Koppers	$61.2	$183.8	$76.2

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents, including restricted cash (Note 5)	$45.5	$38.5
Accounts receivable, net of allowance of $3.3 and $2.6	182.8	175.1
Inventories, net	313.8	295.8
Derivative contracts	61.0	38.5
Other current assets	25.0	16.6
Total current assets	628.1	564.5
Property, plant and equipment, net	489.1	409.1
Operating lease right-of-use assets	91.2	102.5
Goodwill	296.0	297.8
Intangible assets, net	131.5	149.8
Deferred tax assets	15.0	18.4
Non-current derivative contracts	0.0	31.9
Other assets	11.0	24.6
Total assets	$1,661.9	$1,598.6
Liabilities
Accounts payable	$171.9	$154.1
Accrued liabilities	90.5	106.7
Current operating lease liabilities	21.3	21.2
Current maturities of long-term debt	2.0	10.1
Total current liabilities	285.7	292.1
Long-term debt	781.5	765.8
Accrued postretirement benefits	38.6	46.2
Deferred tax liabilities	33.4	21.3
Operating lease liabilities	70.3	81.3
Other long-term liabilities	41.6	45.9
Total liabilities	1,251.1	1,252.6
Commitments and contingent liabilities (Note 19)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,026,844 and 23,688,347 shares issued	0.2	0.2
Additional paid-in capital	249.5	234.1
Retained earnings	300.9	215.8
Accumulated other comprehensive loss	(40.0)	(15.9)
Treasury stock, at cost, 2,930,694 and 2,589,803 shares	(104.0)	(92.5)
Total Koppers shareholders’ equity	406.6	341.7
Noncontrolling interests	4.2	4.3
Total equity	410.8	346.0
Total liabilities and equity	$1,661.9	$1,598.6

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2021 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$84.9	$121.0	$67.4
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	57.7	54.1	55.1
Stock-based compensation	13.0	11.3	12.1
Change in derivative contracts	3.8	(9.2)	(4.1)
Non-cash interest expense	2.7	2.6	2.6
Loss (gain) on sale of discontinued operations	0.3	(35.8)	0.0
(Gain) loss on sale of assets and investment	(31.5)	0.0	0.8
Insurance proceeds	(6.1)	(0.7)	(3.0)
Deferred income taxes	16.9	9.4	(10.9)
Change in other liabilities	2.1	(8.6)	(18.4)
Other - net	4.0	(0.4)	(0.3)
Changes in working capital:
Accounts receivable	(12.7)	(11.5)	25.4
Inventories	(24.3)	8.7	(14.8)
Accounts payable	20.9	(25.3)	(3.1)
Accrued liabilities	(21.0)	8.5	3.9
Other working capital	(7.7)	3.0	2.6
Net cash provided by operating activities	103.0	127.1	115.3
Cash (used in) provided by investing activities:
Capital expenditures	(125.0)	(69.8)	(37.2)
Insurance proceeds	6.1	0.7	3.0
Net cash provided by sale of discontinued operations and asset sales	29.4	74.7	0.4
Net cash (used in) provided by investing activities	(89.5)	5.6	(33.8)
Cash (used in) provided by financing activities:
Net increase (decrease) in credit facility borrowings	15.2	(57.3)	(61.1)
Repayments of long-term debt	(10.1)	(70.7)	(29.7)
Issuances of Common Stock	2.4	1.1	4.0
Repurchases of Common Stock	(11.5)	(1.6)	(0.9)
Payment of debt issuance costs	0.0	(0.2)	(1.0)
Net cash used in financing activities	(4.0)	(128.7)	(88.7)
Effect of exchange rate changes on cash	(2.5)	1.5	(0.4)
Change in cash and cash equivalents of discontinued operations held for sale	0.0	0.7	2.5
Net increase (decrease) in cash and cash equivalents	7.0	6.2	(5.1)
Cash and cash equivalents at beginning of period	38.5	32.3	37.4
Cash and cash equivalents at end of period	$45.5	$38.5	$32.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$30.5	$31.5	$31.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.6	$8.6	$29.9
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$38.1	$50.1	$60.9
Income taxes	23.4	13.4	16.8
Noncash investing activities:
Accrued capital expenditures	7.3	8.9	0.4

The accompanying notes are an integral part of these consolidated financial statements.

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	234.1	221.9	206.0
Employee stock plans	13.0	11.3	12.1
Issuance of common stock	2.4	0.9	3.8
Balance at end of year	249.5	234.1	221.9
Retained earnings
Balance at beginning of year	215.8	93.8	27.2
Net income attributable to Koppers	85.2	122.0	66.6
Balance at end of year	301.0	215.8	93.8
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(18.1)	(39.8)	(38.5)
Loss on sale of subsidiary	(4.4)	0.0	0.0
Change in currency translation adjustment	(12.2)	21.7	(1.3)
Balance at end of year	(34.7)	(18.1)	(39.8)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	44.4	3.2	(5.5)
Reclassification of unrealized (gains) losses on cash flow hedges to expense, net of tax benefit (expense) of $7.2, $0.1 and $(1.5)	(22.8)	(0.2)	4.6
Change in cash flow hedges, net of tax (expense) benefit of $(6.7), $(12.7) and $(2.6)	19.0	41.4	4.1
Balance at end of year	40.6	44.4	3.2
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.0, $0.0 and $0.0	0.1	0.0	0.0
Balance at end of year	(0.5)	(0.6)	(0.6)
Unrecognized pension net loss:
Balance at beginning of year	(41.6)	(40.5)	(42.6)
Reclassification of unrecognized pension net loss to expense, net of tax expense of $0.3, $0.3 and $0.3	1.1	1.1	1.1
Revaluation of unrecognized pension net loss, net of tax (benefit) expense of $(1.6), $(0.7) and $0.4	(4.9)	(2.2)	1.0
Balance at end of year	(45.4)	(41.6)	(40.5)
Total balance at end of year	(40.0)	(15.9)	(77.7)
Treasury stock
Balance at beginning of year	(92.5)	(90.9)	(90.0)
Purchases	(11.6)	(1.6)	(0.9)
Balance at end of year	(104.1)	(92.5)	(90.9)
Total Koppers shareholders’ equity – end of year	406.6	341.7	147.3
Noncontrolling interests
Balance at beginning of year	4.3	11.4	10.8
Net (loss) income attributable to noncontrolling interests	(0.3)	(1.0)	0.8
Sale of discontinued operations	0.0	(7.2)	0.0
Currency translation adjustment	0.2	1.1	(0.2)
Balance at end of year	4.2	4.3	11.4
Total equity – end of year	$410.8	$346.0	$158.7

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc.     2021 Annual Report

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

Our RUPS segment sells treated and untreated wood products, rail joint bars and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, a business related to the recovery of used crossties and utility poles and a business related to the inspection of utility poles.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction and agriculture.

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock which is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and for the production of steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

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

Use of estimates – Accounting principles generally accepted in the United States require management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies on the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from these estimates.

Revenue recognition – Revenue is recognized upon the completion of performance obligations under our contracts with customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. Payment terms on ship and invoice arrangements are typically within 45 days. Shipping and handling costs are included as a component of cost of sales.

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

Contract Balances – The timing of revenue recognition in accordance with ASC 606 results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $7.9 million and $5.8 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2021 and December 31, 2020, respectively.

Cash, cash equivalents and restricted cash – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid investments with an original maturity of 90 days or less. Restricted cash of $2.3 million as of December 31, 2021 is being held in an escrow account for a remaining period of three months to cover potential customary indemnity claims by the buyers of one of our businesses sold as described in Note 4 – “Plant Closures and Divestitures.”

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or net realizable value. Utilities and industrial products inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 45 percent and 53 percent of the FIFO inventory value at December 31, 2021 and 2020, respectively. In 2021, 2020 and 2019, we recorded inventory write-downs of $0.6 million, $0.6 million and $1.0 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

We periodically evaluate whether current facts and circumstances indicate that the carrying value of depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 4 – “Plant Closures and Divestitures” for additional information.

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

Koppers Holdings Inc.     2021 Annual Report

Leases – Lease arrangements are determined whether or not to be a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease as of the start date and may include consideration of certain adjustments including non-lease components. ROU assets are determined based on the determined ROU lease liability and may include the consideration of certain adjustments including initial direct costs, prepaid lease payments, lease incentives received, and non-lease components. The option to extend or terminate a lease is included in the determination of the ROU asset and lease liability only when it is reasonably certain that we will exercise that option.

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

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2021	2020
(Dollars in millions)
Asset retirement obligation at beginning of year	$19.8	$20.7
Accretion expense	1.0	1.1
Revision in estimated cash flows (a)	(0.3)	4.6
Cash expenditures	(7.3)	(6.6)
Balance at end of period	$13.2	$19.8

(a) Revision in estimated cash flows for 2020 includes $2.9 million of charges related to restructuring activities. See Note 4 – “Plant Closures and Divestitures” for additional information.

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

Such estimates and assumptions affect, among other things, our goodwill, long-lived asset and intangible asset valuation; inventory valuation; valuation of deferred income taxes; the allowance for doubtful accounts; and measurement of cash incentive plans. Events and changes in circumstances arising after December 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2020-01 did not have a material impact on our consolidated financial statements.

4. Plant Closures and Divestitures

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

•	In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”). Refer to Note 5 – “Discontinued Operations” for more details.
•

In October 2018, we sold our closed Clairton, Pennsylvania coal tar distillation facility. In March 2021, certain post-sale conditions were achieved and the buyer of the property released cash held in escrow to us resulting in a gain on sale of $1.8 million

Other closure and divestiture activity relates to our Railroad Utility Products and Services (“RUPS”) segment. In October 2021, we sold our closed Denver, Colorado crosstie treating facility and we recorded a gain on sale of $23.4 million. As part of the sales agreement, we may receive additional contingent post-closing payments secured by a guaranty from the buyer after applicable redevelopment milestones are reached. At this time, we are unable to estimate how much, if any, of these additional funds will ultimately be paid to us.

Details of the restructuring activities and related reserves are as follows:

	Severance and employee benefits	Asset retirement	Other	Total
(Dollars in millions)
Reserve at December 31, 2019	$0.9	$0.7	$2.4	$4.0
Accrual	0.5	2.9	3.4	6.8
Costs charged against assets	0.0	0.0	(3.4)	(3.4)
Reversal of accrued charges	(0.3)	0.0	0.0	(0.3)
Cash paid	(0.2)	(0.8)	(0.3)	(1.3)
Currency translation	0.0	0.0	0.2	0.2
Reserve at December 31, 2020	$0.9	$2.8	$2.3	$6.0
Accrual	0.0	0.0	2.4	2.4
Costs charged against assets	0.0	0.0	(2.4)	(2.4)
Reversal of accrued charges	(0.2)	(0.7)	0.0	(0.9)
Cash paid	(0.7)	(1.9)	0.0	(2.6)
Sale of subsidiary	0.0	(0.2)	(2.3)	(2.5)
Reserve at December 31, 2021	$0.0	$0.0	$0.0	$0.0

Koppers Holdings Inc.     2021 Annual Report

5. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. (the Buyers). KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. The pre-tax gain on the sale of KJCC was $44.1 million and the after-tax gain on the sale was $35.8 million for the year ended December 31, 2020. Restricted cash of $2.3 million is being held in an escrow account and is recorded within cash and cash equivalents as of December 31, 2021 to cover potential customary indemnity claims by the Buyers for a remaining period of three months. On December 23, 2021, the Buyers issued claims totaling $1.6 million, of which our share is $1.2 million. We have rejected the claims and until these claims are resolved, the escrow amount will not be fully released.

The sale of KJCC represented a strategic shift that has a major effect on our operations and financial results and was, therefore, classified as discontinued operations in our consolidated financial statements and notes, which have been restated accordingly.

Net sales and operating (loss) profit from discontinued operations for the years ended December 31, 2020 and 2019 consist of the following amounts:

	Year Ended December 31,
	2020	2019
(Dollars in millions)
Net sales	$31.6	$135.8
Operating (loss) profit	(5.0)	5.8

The cash flows related to KJCC have not been restated in the Consolidated Statement of Cash Flows. Net cash inflows and outflows from discontinued operations for the years ended December 31, 2020 and 2019 consist of the following amounts:

	Year Ended December 31,
	2020	2019
(Dollars in millions)
Net cash provided by operating activities	$0.7	$21.4
Net cash used in investing activities	(0.9)	(3.8)
Net cash used in financing activities	0.0	(19.8)
Effect of exchange rate changes on cash	(0.5)	(0.3)
Net decrease in cash and cash equivalents	(0.7)	(2.5)

In addition, we ceased carbon black production at our CMC facility located in Kurnell, Australia during 2011. Costs associated with this closure are included in income (loss) from discontinued operations on the consolidated statement of operations.

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of December 31, 2021 and 2020 are as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.2	$1.2
Financial liabilities:
Long-term debt (including current portion)	$804.1	$789.1	$799.2	$784.2

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

7. Earnings and Dividends per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share includes the effect of non-vested nonqualified stock options and stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted loss per common share, if any.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$85.2	$122.0	$66.6
Less: Income (loss) from discontinued operations, net of tax	0.1	(3.9)	3.7
(Loss) gain on sale of discontinued operations	(0.3)	35.8	0.0
Noncontrolling interest related to discontinued operations	0.0	(1.0)	0.8
Income from continuing operations attributable to Koppers	$85.4	$89.1	$63.7
Weighted average common shares outstanding:
Basic	21,238	20,992	20,665
Effect of dilutive securities	687	382	403
Diluted	21,925	21,374	21,068
Earnings per common share – continuing operations:
Basic earnings per common share	$4.02	$4.25	$3.09
Diluted earnings per common share	3.90	4.17	3.03
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	436	717	764

On February 23, 2022, the board of directors declared a quarterly dividend of five cents per common share, payable on April 4, 2022 to shareholders of record as of March 18, 2022.

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

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”). Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units is the market price of the underlying common stock on the date of grant and the fair value of performance stock units is determined using a Monte Carlo valuation model. For grants to most employees, the restricted stock units vest in four equal annual installments. Restricted stock units that have one-year vesting periods are also issued as compensation under the LTIP to members of the board of directors and, from time to time, are issued to employees with vesting periods of two years or less.

Performance stock units have vesting based upon a market condition. These performance stock units have multi-year performance objectives and a three-year period for vesting (if the applicable performance objective is achieved). The applicable performance objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. We have the discretion to settle the awards in cash rather than shares, although we currently expect that all awards will be settled by the issuance of shares.

Koppers Holdings Inc.     2021 Annual Report

We calculated the fair value of the performance stock unit awards on the date of the grant using assumptions listed below:
	January 2021 Grant	March 2020 Grant	March 2019 Grant
Grant date price per share of stock performance award	$29.84	$19.63	$26.63
Expected dividend yield per share	0.00%	0.00%	0.00%
Expected volatility	68.70%	45.60%	39.00%
Risk-free interest rate	0.16%	0.72%	2.50%
Look-back period in years	3.00	2.83	2.82
Grant date fair value per share of stock performance award	$41.50	$11.56	$40.30

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

The following table shows a summary of the performance stock units as of December 31, 2021:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2019 – 2021	256,958	256,958	256,958
2020 – 2022	0	75,395	150,835
2021 – 2023	41,897	141,813	241,747

The minimum, target and maximum shares above reflect the impact from completed performance periods. Performance stock units granted in March 2019 for the 2019 – 2021 performance period will vest in March 2021 at 182.7 percent of the original target share amount of 140,665 stock units.

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2021:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2021	509,509	391,744	901,253	$25.48
Granted	225,049	149,874	374,923	$34.89
Performance share adjustment	0	(60,540)	(60,540)	$5.55
Vested	(224,017)	(1,821)	(225,838)	$23.40
Forfeited	(4,636)	(5,091)	(9,727)	$17.36
Non-vested at December 31, 2021	505,905	474,166	980,071	$30.79

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	January 2021 Grant	March 2020 Grant	March 2019 Grant	March 2018 Grant
Grant date price per share of stock option award	$29.84	$19.63	$26.63	$41.60
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.64	6.40	6.14	5.73
Expected volatility	54.80%	42.85%	39.44%	37.05%
Risk-free interest rate	0.59%	0.87%	2.53%	2.67%
Grant date fair value per share of stock option award	$15.79	$8.42	$11.29	$16.38

Prior to February 2022, we had not declared a dividend since 2014. The expected life in years is based on historical exercise data of options previously granted by us. Expected volatility is based on the historical volatility of our common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,120,254	$26.89
Granted	90,879	$29.84
Exercised	(71,785)	$17.74
Expired	(71,346)	$40.66
Forfeited	(13,836)	$22.12
Outstanding at December 31, 2021	1,054,166	$26.89	4.99	$7.7
Exercisable at December 31, 2021	760,208	$27.38	3.91	$5.8

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three years ended December 31, 2021 is as follows:

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$13.0	$11.3	$12.1
Less related income tax benefit	3.7	2.2	0.2
Decrease in net income attributable to Koppers	$9.3	$9.1	$11.9
Intrinsic value of exercised stock options	$2.2	$0.0	$1.1
Cash received from the exercise of stock options	$2.3	$0.0	$2.9

As of December 31, 2021, total future compensation expense related to non-vested stock-based compensation arrangements totaled $16.2 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

Koppers Holdings Inc.     2021 Annual Report

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

Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad and public utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, a business related to the recovery of used crossties and utility poles and a business related to the inspection of utility poles.

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

During 2021, we determined that our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, “adjusted EBITDA"). These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain on sale of assets and non-cash LIFO effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, for our segments for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$729.9	$759.1	$733.5
Performance Chemicals	503.3	526.3	448.3
Carbon Materials and Chemicals(a)	445.4	383.7	455.2
Total	$1,678.6	$1,669.1	$1,637.0
Intersegment revenues:
Performance Chemicals	$15.9	$13.7	$12.6
Carbon Materials and Chemicals	75.3	78.7	75.2
Total	$91.2	$92.4	$87.8
Depreciation and amortization expense:
Railroad and Utility Products and Services	$22.3	$20.1	$19.4
Performance Chemicals	17.9	18.1	18.3
Carbon Materials and Chemicals(b)	17.5	15.9	13.7
Total	$57.7	$54.1	$51.4
Adjusted EBITDA:
Railroad and Utility Products and Services	$45.4	$65.3	$60.2
Performance Chemicals	101.8	100.7	68.6
Carbon Materials and Chemicals	76.3	45.0	73.5
Corporate	0.0	0.0	(1.2)
Total	$223.5	$211.0	$201.1
Capital expenditures:
Railroad and Utility Products and Services	$62.0	$31.3	$11.6
Performance Chemicals	17.7	12.1	9.7
Carbon Materials and Chemicals(c)	42.9	24.8	15.5
Corporate	2.4	1.6	0.4
Total	$125.0	$69.8	$37.2

(a)	Revenue excludes KJCC discontinued operations of $31.6 million and $135.8 million for the years ended December 31, 2020 and 2019, respectively.
(b)	Depreciation and amortization expense excludes KJCC discontinued operations of $0.6 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively.
(c)	Capital expenditures includes KJCC discontinued operations of $0.6 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively.

Koppers Holdings Inc.     2021 Annual Report

The following table reconciles net income to adjusted EBITDA on a consolidated basis as calculated by us for the years indicated below:

	Year Ended December 31,
(amounts in millions)	2021	2020	2019
Net income	$84.9	$121.0	$67.4
Interest expense	40.5	48.9	61.7
Depreciation and amortization	57.7	54.1	51.4
Depreciation in impairment and restructuring charges	0.7	2.0	3.4
Income taxes	34.5	21.0	0.0
Discontinued operations	0.2	(31.9)	(3.7)
Sub-total	218.5	215.1	180.2
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs (1)	4.2	15.7	20.4
(Gain) on sale of assets	(31.2)	0.0	0.0
LIFO expense (benefit)	28.2	(13.7)	4.5
Mark-to-market commodity hedging losses (gains)	3.8	(9.2)	(4.0)
Pension settlement	0.0	0.1	0.0
Discretionary incentive (2)	0.0	3.0	0.0
Total adjustments	5.0	(4.1)	20.9
Adjusted EBITDA	$223.5	$211.0	$201.1
(1)	Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities as described in Note 4 – “Plant Closures and Divestitures”.
(2)	Represents a one-time employee incentive associated with the sale of KJCC as described in Note 5 – “Discontinued Operations”.

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	December 31,
	2021	2020
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$594.1	$583.1
Performance Chemicals	586.9	536.1
Carbon Materials and Chemicals	447.1	424.2
Segment assets	1,628.1	1,543.4
Cash and cash equivalents	0.0	0.4
Income tax receivable	8.6	1.2
Prepaid insurance and other assets	7.9	7.0
Deferred taxes	0.0	28.8
Property, plant and equipment, net	6.6	5.9
Operating lease right-of-use assets	10.7	11.9
Total	$1,661.9	$1,598.6
Goodwill:
Railroad and Utility Products and Services	$120.9	$121.1
Performance Chemicals	175.1	176.7
Total	$296.0	$297.8

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2021	$1,134.2	$857.3
	2020	1,170.1	832.0
	2019	1,141.2	796.0
Australasia	2021	230.6	78.9
	2020	194.3	82.0
	2019	199.6	76.6
Europe	2021	195.8	63.3
	2020	162.3	83.2
	2019	177.5	70.2
Other countries	2021	118.0	19.3
	2020	142.4	18.5
	2019	118.7	19.3
Total(a)	2021	$1,678.6	$1,018.8
	2020	$1,669.1	$1,015.7
	2019	$1,637.0	$962.1

(a)

Revenue excludes KJCC discontinued operations of $31.6 million and $135.8 million for the years ended December 31, 2020 and 2019, respectively. Long-lived assets exclude $59.3 million of assets of discontinued operations held for sale related to our KJCC business as of December 31, 2019.

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $544.4 million in 2021, $499.0 million in 2020 and $495.8 million in 2019.

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$414.4	$405.1	$419.6
Utility poles	228.0	241.7	222.0
Railroad infrastructure services	56.0	63.5	36.5
Rail joints	22.7	20.3	26.8
Other products	8.8	28.6	28.6
	729.9	759.1	733.5
Performance Chemicals:
Wood preservative products	489.1	510.7	418.8
Other products	14.2	15.6	29.5
	503.3	526.3	448.3
Carbon Materials and Chemicals:
Pitch and related products	260.3	230.9	272.4
Phthalic anhydride and other chemicals	75.6	66.4	77.9
Creosote and distillates	52.1	40.0	46.3
Naphthalene	27.1	19.7	24.9
Other products	30.3	26.7	33.7
	445.4	383.7	455.2
Total(a)	$1,678.6	$1,669.1	$1,637.0

(a)	Revenue excludes KJCC discontinued operations of $31.6 million and $135.8 million for the years ended December 31, 2020 and 2019, respectively.

Koppers Holdings Inc.     2021 Annual Report

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Current:
Federal	$(1.5)	$0.8	$(3.5)
State	0.9	0.7	0.5
Foreign	18.2	11.1	14.4
Total current tax provision	17.6	12.6	11.4
Deferred:
Federal	10.6	6.1	3.1
State	1.1	1.6	0.4
Foreign	5.2	0.7	(14.9)
Total deferred tax provision (benefit)	16.9	8.4	(11.4)
Total income tax provision	$34.5	$21.0	$0.0

Income before income taxes from foreign operations for 2021, 2020 and 2019 was $71.8 million, $52.4 million and $69.9 million, respectively.

The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings taxed at different rates	4.3	2.9	(0.2)
State income taxes, net of federal tax benefit	2.1	2.2	1.1
Valuation allowance adjustments	1.9	(12.1)	9.1
GILTI inclusion, net of foreign tax credits	0.2	4.0	1.4
Intra-entity transfer of intangible assets	0.0	0.0	(23.4)
Deferred tax adjustments	(0.2)	(2.2)	0.0
Change in tax contingency reserves	(1.1)	(0.2)	(7.0)
Other	0.6	3.5	(2.0)
	28.8%	19.1%	0.0%

For each of the three years ended December 31, 2021, 2020 and 2019, we have recorded valuation allowance adjustments related to the value of certain deferred tax assets. In 2021, we recorded a $3.3 million valuation allowance against net deferred tax assets of our United Kingdom entities as a result of a recent history of pre-tax losses and the reversal of a deferred tax liability associated with a defined benefit pension plan.

In 2020 and 2019, the valuation allowance adjustment was impacted by the interest expense deduction in the United States. As originally enacted, the interest expense deduction is limited to 30 percent of adjusted taxable income as defined under the tax regulations and any such limitation that is disallowed in a year can be carried forward to future years. As of December 31, 2019, we had recorded a cumulative valuation allowance totaling $13.3 million for the disallowed interest expense deduction due to the uncertainly of when we could utilize the carryforward amounts. During 2020, new regulations were enacted and these new regulations impacted our interest expense limitation in our 2018 and 2019 U.S. tax returns. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act increased the allowable business interest expense deduction to 50 percent of adjusted taxable income retroactively to January 1, 2019. In July 2020, the Internal Revenue Service released regulations that were retroactive to January 1, 2018 and favorably impacted our calculation of adjusted taxable income. After application of these new regulations, the limitation of our interest expense deduction was significantly reduced when compared to the same calculations under the previous regulations. Due to these changes, in the year ended December 31, 2020 we recorded an income tax benefit of $13.3 million, to adjust a previously recorded valuation allowance for disallowed interest expense deductions that are eligible for carry-forward as we determined that we would be able to fully utilize these disallowed interest expense deductions. Effective January 1, 2021, the limitation on the deduction was restored to 30 percent.

In the year ended December 31, 2019, we recognized a one-time deferred tax benefit of $14.9 million upon the completion of a Dutch legal entity restructuring project. This restructuring resulted in an intra-entity transfer of certain intangible assets and intellectual property, which under Dutch tax law were valued at fair value and are amortized over a period of 9 to 14 years.

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax (benefit) expense included in comprehensive income but excluded from net income attributable to Koppers relating primarily to adjustments to copper swap contracts is ($0.5) million, $12.6 million, and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The amount of deferred income tax (benefit) expense included in comprehensive income but excluded from net income attributable to Koppers relating to adjustments to reflect the unfunded status of employee post-retirement benefit plans is $(1.3) million, $(0.4) million, and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards, expiring from 2021 to 2040	$24.4	$18.3
Tax credits	17.5	20.0
Pension and other postretirement benefits obligations	9.6	9.7
Reserves, including insurance and environmental	9.0	11.7
Foreign tax loss carryforwards	7.4	7.5
Accrued employee compensation	7.1	6.6
Inventory	5.9	6.2
Asset retirement obligations	4.5	6.8
Other	3.3	3.1
Valuation allowance	(44.5)	(44.6)
Total deferred tax assets	44.2	45.3
Deferred tax liabilities:
Tax over book depreciation and amortization	44.0	28.1
Gain on derivative contracts	14.3	16.3
Other	4.3	3.8
Total deferred tax liabilities	62.6	48.2
Net deferred tax liabilities	$(18.4)	$(2.9)

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. As of December 31, 2021, there was approximately $504 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.

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

Koppers Holdings Inc.     2021 Annual Report

Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2021	2020
State temporary differences, net operating losses and tax credits	$19.2	$19.1
Federal foreign tax credits	16.1	18.8
Foreign temporary differences, net operating losses and capital losses	9.1	6.7
Federal temporary differences	0.1	0.0
Total valuation allowances	$44.5	$44.6

Unrecognized Tax Benefits

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019
(Dollars in millions)
Balance at beginning of year	$2.5	$2.1	$7.0
Additions based on tax provisions related to the current year	0.1	0.2	0.1
Additions for tax provisions of prior years	0.0	0.5	0.0
Reductions resulting from a lapse in the statute of limitations	(1.1)	(0.3)	(0.3)
Reductions of tax provisions of prior years	0.0	0.0	(1.8)
Reductions resulting from audit closures	0.0	0.0	(2.9)
Balance at end of year	$1.5	$2.5	$2.1

As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.5 million and $2.5 million, respectively.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2021, we recognized ($0.4) million in interest and penalties. As of December 31, 2021 and 2020, we had accrued interest and penalties of approximately $0.4 million and $0.8 million, respectively.

We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $0.2 million due to the expirations of certain limitations and potential audit resolutions. We do not anticipate significant increases to the amount of unrecognized tax benefits within the next twelve months.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2016.

11. Inventories

Inventories as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
(Dollars in millions)
Raw materials	$266.8	$233.7
Work in process	12.6	12.4
Finished goods	112.1	99.3
	391.5	345.4
Less revaluation to LIFO	77.7	49.6
Inventories, net	$313.8	$295.8

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
(Dollars in millions)
Land	$15.2	$16.7
Buildings	75.8	75.0
Machinery and equipment	836.8	812.1
	927.8	$903.8
Less accumulated depreciation	438.7	494.7
Property, plant and equipment, net	$489.1	$409.1

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $39.4 million, $33.7 million and $30.7 million, respectively. Depreciation expense excludes KJCC discontinued operations of $0.6 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively.

Impairments – We did not incur impairment charges in 2021, 2020 or 2019.

13. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reporting unit for the years ended December 31, 2021 and December 31, 2020 was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2019	$175.4	$41.0	$79.7	$296.1
Currency translation	1.3	0.1	0.3	1.7
Balance at December 31, 2020	$176.7	$41.1	$80.0	$297.8
Currency translation	(1.6)	0.0	(0.2)	(1.8)
Balance at December 31, 2021	$175.1	$41.1	$79.8	$296.0

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. We performed a quantitative assessment of goodwill at the reporting unit level, utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value calculations of each reporting unit with its net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future forecasted cash flows, including forecasted future growth rates such as revenue and the discount rate. We determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill incurred for each of the three years ended December 31, 2021.

Our identifiable intangible assets are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2021			2020
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	9.8	$226.9	$97.6	$129.3	$228.5	$84.7	$143.8
Technology	4 to 12	4.6	26.5	25.9	0.6	26.8	23.6	3.2
Trademarks	2 to 17	10.4	7.6	6.4	1.2	7.9	5.8	2.1
Supply contracts	10	0.0	2.4	2.4	0.0	2.6	2.6	0.0
Non-compete agreements	12	2.8	1.7	1.3	0.4	1.7	1.0	0.7
Favorable lease agreements	0	0.0	0.0	0.0	0.0	0.8	0.8	0.0
Total		9.7	$265.1	$133.6	$131.5	$268.3	$118.5	$149.8

Koppers Holdings Inc.     2021 Annual Report

In 2021, the gross carrying value of identifiable intangible assets decreased by a net $3.2 million, primarily due to foreign exchange translation. Total amortization expense related to these identifiable intangible assets was $18.3 million, $19.8 million and $20.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2022	$14.9
2023	14.6
2024	14.3
2025	13.8
2026	12.5

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

Expense related to defined contribution plans totaled $9.1 million, $8.4 million and $8.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net periodic pension costs for 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
(Dollars in millions)
Service cost	$1.5	$1.4	$1.5	$0.1	$0.1	$0.1
Interest cost	5.2	6.4	7.8	0.3	0.3	0.4
Expected return on plan assets	(7.4)	(7.9)	(7.9)	0.0	0.0	0.0
Amortization of net loss (gain)	1.4	1.7	1.6	0.0	(0.2)	(0.2)
Settlements and curtailments	0.0	0.1	0.0	0.0	0.0	0.0
Net periodic benefit cost	$0.7	$1.7	$3.0	$0.4	$0.2	$0.3

The change in the funded status of the pension and postretirement plans as of December 31, 2021 and December 31, 2020 is as follows:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$233.3	$219.8	$10.5	$9.2
Service cost	1.5	1.4	0.1	0.1
Interest cost	5.2	6.4	0.3	0.3
Actuarial (gains) losses	(9.0)	17.3	(0.6)	1.3
Settlements	0.0	(2.2)	0.0	0.0
Currency translation	(0.6)	2.6	0.0	0.0
Benefits paid	(10.8)	(12.0)	(0.5)	(0.4)
Benefit obligation at end of year	219.6	233.3	9.8	10.5
Change in plan assets:
Fair value of plan assets at beginning of year	208.0	191.5	0.0	0.0
Actual return on plan assets	(8.9)	23.6	0.0	0.0
Employer contribution	2.3	3.9	0.5	0.4
Settlements	0.0	(2.2)	0.0	0.0
Currency translation	(0.6)	3.2	0.0	0.0
Benefits paid	(10.8)	(12.0)	(0.5)	(0.4)
Fair value of plan assets at end of year	190.0	208.0	0.0	0.0
Funded status of the plan	$(29.6)	$(25.3)	$(9.8)	$(10.5)

In 2021, the net actuarial gain of $9.0 million is due principally to the increase of 38 basis points in the discount rate used to measure the benefit obligation as of December 31, 2021 compared to the prior year. As discussed further in the following paragraph, the actual return on plan assets was negative in 2021 primarily due to the purchase of a bulk annuity insurance policy in February 2021 related to our defined benefit pension plan in the United Kingdom. As of December 31, 2021, the fair value of the bulk annuity insurance policy of $52.3 million is based on the calculated pension benefit obligation and is classified as Level 3 within the fair value hierarchy.

During 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of our defined benefit pension plan in the United Kingdom, but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort is expected to be completed in late 2022 or early 2023 at which time the pension obligation will be irrevocably settled. Upon that event, we will recognize a pre-tax pension settlement loss of approximately $22 million. This pension plan has a benefit obligation of $54.2 million and plan assets of $52.5 million as of December 31, 2021.

Koppers Holdings Inc.     2021 Annual Report

Plan Data

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
(Dollars in millions)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.8	$12.1	$0.0	$0.0
Current liabilities	1.0	1.0	0.6	0.7
Noncurrent liabilities	29.4	36.4	9.2	9.8
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$215.7	$172.5
Fair value of plan assets	185.3	135.0
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$215.5	$172.2
Fair value of plan assets	185.3	135.0

The measurement date for all pension and postretirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2021 and 2020 was $219.1 million and $232.5 million, respectively.

Expected Contributions for the 2022 Fiscal Year

Our expected contributions for 2022 are estimated to be $1.0 million for pension plans and $0.6 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2022	$11.7	$0.6
2023	11.5	0.6
2024	11.5	0.6
2025	12.0	0.6
2026	12.6	0.6
Next five years	59.5	3.0

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate	2.67%	2.29%	2.97%	2.66%
Expected return on plan assets	3.91	3.67
Rate of compensation increase	3.00	3.41
Initial medical trend rate			5.40	5.40

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

Investment Strategy

The weighted average asset allocation for our pension plans as of December 31 by asset category is as follows:

	December 31,
	2021	2020
Debt securities	49%	70%
Equity securities	21	21
Other	30	9
	100%	100%

Our investment strategy for our pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. Our overall investment strategy is to achieve a mix of growth seeking assets, principally U.S. and international public company equity securities and income generating assets, principally debt securities, real estate and cash. For all pension plans not engaged in a buy-out process, we target an allocation of 30 percent to 40 percent growth seeking assets and 60 percent to 70 percent income generating assets on an overall basis. We utilize investment managers to assist in identifying and monitoring investments that meet these allocation criteria. With respect to the U.S. defined benefit plan, we have implemented a strategy of reallocating pension assets from growth seeking assets to income generating assets as certain funded status levels are reached.

All assets are invested in pooled or commingled investment vehicles with the exception of the insurance annuity contract. Our interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. Certain investments are valued using the net asset value (“NAV”) practical expedient and have not been categorized in the fair value hierarchy but are included to reconcile the fair value hierarchy to the total fair value of plan assets. The fair value of real estate investments is either priced through a listing on an exchange or are subject to periodic appraisals.

The following tables set forth by level, our pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$7.9	$0.0	$7.9
International equity securities	0.0	17.9	0.0	17.9
U.S. debt securities	0.0	64.9	0.0	64.9
International debt securities	0.0	3.6	0.0	3.6
Insurance annuity contract and other investments	0.0	0.6	52.3	52.9
Cash and cash equivalents	0.0	2.1	0.0	2.1
	$0.0	$97.0	$52.3	$149.3
Investments measured at NAV(a)				40.7
Total assets at fair value				$190.0
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Koppers Holdings Inc.     2021 Annual Report

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$8.1	$0.0	$8.1
International equity securities	0.0	19.3	0.0	19.3
U.S. debt securities	0.0	68.6	0.0	68.6
International debt securities	0.0	62.7	0.0	62.7
Other investments	0.0	0.6	0.0	0.6
Cash and cash equivalents	0.0	11.2	0.0	11.2
	$0.0	$170.5	$0.0	$170.5
Investments measured at NAV(a)				37.5
Total assets at fair value				$208.0
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain Company performance goals are met. Expenses incurred for these plans was $14.9 million in 2021, $17.3 million in 2020 and $12.2 million in 2019.

15. Debt

Debt as of December 31, 2021 and 2020 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2021	2020
Term Loan	2.38%	2024	$2.0	$12.2
Revolving Credit Facility	2.38%	2024	287.1	272.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Total debt			789.1	784.2
Less short-term debt and current maturities of long-term debt			2.0	10.1
Less unamortized debt issuance costs			5.6	8.3
Long-term debt			$781.5	$765.8

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

As of December 31, 2021, we had $305.2 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2021, $7.8 million of commitments were utilized by outstanding letters of credit.

Senior Notes due 2025

The 2025 Notes are senior obligations of Koppers Inc., are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 and will mature on February 15, 2025 unless earlier redeemed or repurchased. We were entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 104.5 percent of principal value, which declines to a redemption price of 101.5 percent on or after February 15, 2022 until the redemption price is equivalent to the principal value on April 15, 2023.

The indenture governing the 2025 Notes includes customary covenants that restrict, among other things, the ability of Koppers Inc. and its restricted subsidiaries to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

Debt Maturities and Deferred Financing Costs

At December 31, 2021 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2022	$2.0
2023	0.0
2024	287.1
2025	500.0
2026	0.0
Total debt	$789.1

Unamortized debt issuance costs (net of accumulated amortization of $12.1 million and $9.4 million at December 31, 2021 and 2020, respectively) were $5.6 million and $8.3 million at December 31, 2021 and 2020, respectively, and are included as a deduction from the carrying amount of long-term debt.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $30.2 million and $31.2 million and variable lease costs were $3.3 million and $3.5 million during the years ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2021:

(Dollars in millions)
2022	$28.0
2023	21.7
2024	17.7
2025	14.4
2026	10.4
Thereafter	25.0
Total lease payments	$117.2
Less: Interest	(25.6)
Present value of lease liabilities	$91.6

Koppers Holdings Inc.     2021 Annual Report

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2021	2020
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$91.2	$102.5
Current operating lease liabilities	$21.3	$21.2
Operating lease liabilities	70.3	81.3
Total operating lease liabilities	$91.6	$102.5
Weighted average remaining lease term, in years	5.8	6.4
Weighted average discount rate	7.4%	7.5%

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

As of December 31, 2021 and December 31, 2020, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2021	2020	2021	2020
(Amounts in millions)
Cash flow hedges	29.0	62.3	$53.8	$58.3
Not designated as hedges	6.1	11.5	7.1	10.9
Total	35.1	73.8	$60.9	$69.2

As of December 31, 2021 and December 31, 2020, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2021	2020
(Dollars in millions)
Derivative contracts	$60.9	$37.3
Non-current derivative contracts	0.0	31.9
Net asset on balance sheet	$60.9	$69.2
Accumulated other comprehensive gain, net of tax	$40.6	$44.4

In the next twelve months, we estimate that $41.4 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See the consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for the periods specified below.

For the years ended December 31, 2021 and 2020, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2021	2020
(Dollars in millions)
(Loss) gain from contracts where hedge accounting was not elected	$(3.8)	$9.2

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the consolidated statement of operations.

As of December 31, 2021 and 2020, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	December 31,
	2021	2020
(Dollars in millions)
Derivative contracts	$0.1	$1.2
Accrued liabilities	(0.5)	(0.5)
Net (liability) asset on balance sheet	$(0.3)	$0.7

As of December 31, 2021 and 2020, the net currency units outstanding were:

	December 31,
	2021	2020
(In millions)
British Pounds	GBP 0.0	GBP 2.0
United States Dollars	USD 21.4	USD 7.6

18. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2021 are as follows:

	December 31,
	2021	2020	2019
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	23,688	23,321	23,029
Issued for employee stock plans	339	367	292
Balance at end of year	24,027	23,688	23,321
Treasury Stock:
Balance at beginning of year	(2,590)	(2,516)	(2,480)
Shares repurchased	(341)	(74)	(36)
Balance at end of year	(2,931)	(2,590)	(2,516)

Koppers Holdings Inc.     2021 Annual Report

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 59 plaintiffs in 31 cases pending as of December 31, 2021, compared to 64 plaintiffs in 34 cases pending as of December 31, 2020. As of December 31, 2021, there were 30 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 31 pending cases seek to recover compensatory damages. Plaintiffs in 26 of those cases also seek to recover punitive damages. The plaintiffs in the 30 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

To date, the parties that retained, assumed and/or agreed to indemnify us against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. We believe that, for the last three years ended December 31, 2021, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged, in total, approximately $6.4 million per year. Periodically, issues have arisen between Koppers Inc. and Beazer East and/or other indemnitors that have been resolved without arbitration. Koppers Inc. and Beazer East engage in discussions from time to time that involve, among other things, the allocation of environmental costs related to certain operating and closed facilities.

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

Koppers Holdings Inc.     2021 Annual Report

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.5 million as of December 31, 2021. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of December 31, 2021, our estimated environmental remediation liability for these acquired sites totals $4.2 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2021, our estimated environmental remediation liability for the acquired site totals $1.4 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.8 million and $2.9 million are classified as current liabilities as of December 31, 2021 and December 31, 2020, respectively:

	December 31,
	2021	2020
(Dollars in millions)
Balance at beginning of year	$11.0	$9.5
Expense	0.3	1.8
Revision of reserves	(0.1)	0.0
Cash expenditures	(0.4)	(0.4)
Currency translation	(0.1)	0.1
Balance at end of period	$10.7	$11.0

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors”, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under “Information About Our Executive Officers”.

The information required by Item 405 of Regulation S-K, if disclosure is required thereunder, is included in the Proxy Statement under the caption “General Matters – Delinquent Section 16(a) Reports” and is incorporated herein by reference.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is included in the Proxy Statement under the caption “Proxy Item 1 – Proposal for Election of Directors – Board Meetings and Committees” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the captions “Executive and Director Compensation” and “Corporate Governance Matters – Committee Reports to Shareholders – Management Development and Compensation Committee Report” and is incorporated herein by reference.

Koppers Holdings Inc.     2021 Annual Report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the caption “Common Stock Ownership” and is incorporated herein by reference.

The following table provides information as of December 31, 2021, regarding the number of shares of our common stock that may be issued under our 2020 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,034,325	(1)	$26.89	(2)	2,068,859
Equity compensation plans not approved by security holders	0		0.00		0
Total	2,034,325		$26.89		2,068,859
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Name: KPMG LLP

Auditor Location: Pittsburgh, Pennsylvania (US Firm)

Auditor Firm ID: PCAOB ID 185

All other information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” as listed on the index on page 44.

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 87. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

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

4.2

First Supplemental Indenture, dated as of March 7, 2018, among M.A. Energy Resources, LLC, Koppers Inc., Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

4.3

Second Supplemental Indenture, dated as of April 17, 2018, among the Guaranteeing Subsidiaries party thereto, Koppers Inc., Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).

4.5

Third Supplemental Indenture, dated as of August 20, 2020, among Koppers Utility Services LLC, Koppers Inc., Koppers Holdings Inc., as a Guarantor, the other Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee

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

10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).

Koppers Holdings Inc.     2021 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).

10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).

10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).

10.9*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.10*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).

10.11*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).

10.12*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.13*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.14*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).

10.15*	Form of Koppers Holdings Inc. Restricted Stock Unit Issuance Agreement Non-Employee Director –Time Vesting	Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (Commission File No. 001-32737).

10.16*	Form of Amended and Restated Change in Control Agreement entered into as of May 6, 2013 between the Company and the named Executive	Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013 (Commission File No. 001-32737).

10.17*	2014 Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference
10.18*	Koppers Annual Incentive Plan, as amended January 25, 2016.	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).

10.19*	Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.98 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.20*	Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.21*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).

10.22*	2016 Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (Commission File No. 001-32737).

10.23

Credit Agreement, dated as of February 17, 2017, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017 (Commission File No. 001-32737).

10.24

First Amendment to Credit Agreement dated as of February 26, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and the other agents party thereto

Exhibit 10.118 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.25	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto	Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.26

Second Amendment to Credit Agreement and Joinder, dated as of April 10, 2018, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent

Exhibit 10.119 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).

10.27*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).

10.28*	Form of Restricted Stock Unit Issuance Agreement Time Vesting	Exhibit 10.120 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.29*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.121 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

Koppers Holdings Inc.     2021 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference

10.30*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director – Time Vesting	Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).

10.31*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.32*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 (Commission File No. 001-32737).

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

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2020 (Commission File No. 001-32737).

10.40*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).

10.41*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).

Exhibit No.	Exhibit	Incorporation by Reference

10.42*	Form of Notice of Grant of Stock Option	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).

10.43*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).

10.44*	First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).

10.45*	Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).

10.46*	Form of Change in Control Agreement entered into as of March 1, 2021 between Koppers Holdings Inc. and the named Executive.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (Commission File No. 001-32737).

10.47*	Koppers Holdings Inc. Director Deferred Compensation Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (Commission File No. 001-32737).

10.48***

Sixth Amendment to Credit Agreement, dated as of December 28, 2021, by and among Koppers Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

10.49* ***	Form of Restricted Stock Unit Issuance Agreement – Time Vesting

10.50* ***	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting

10.51* ***	Form of Notice of Grant of Stock Option

21***	List of subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

24***	Powers of Attorney.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

Koppers Holdings Inc.     2021 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

ITEM 16. FORM 10-K SUMMARY

None.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2021, 2020 and 2019

	Balance at	Increase			Balance
	Beginning	(Decrease)	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2021
Allowance for doubtful accounts	$2.6	$1.2	$(0.5)	$0.0	$3.3
Deferred tax valuation allowance	$44.6	$3.6	$(3.6)	$(0.1)	$44.5
2020
Allowance for doubtful accounts	$2.6	$0.2	$(0.2)	$0.0	$2.6
Deferred tax valuation allowance	$58.0	$(12.1)	$(1.7)	$0.4	$44.6
2019
Allowance for doubtful accounts	$2.5	$0.6	$(0.5)	$0.0	$2.6
Deferred tax valuation allowance	$59.9	$3.3	$(5.2)	$0.0	$58.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Koppers Holdings Inc.

BY:	/s/ Jimmi Sue Smith
Jimmi Sue Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity		Date

/s/ Leroy M. Ball Leroy M. Ball	Director, President and Chief Executive Officer (Principal Executive Officer)		February 23, 2022

/s/ Jimmi Sue Smith Jimmi Sue Smith	Chief Financial Officer and Treasurer (Principal Financial Officer)		February 23, 2022

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 23, 2022

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng	Director
Traci L. Jensen	Director
David L. Motley	Director	By	/s/ Leroy M. Ball
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Louis L. Testoni	Director
Sonja M. Wilkerson	Director		February 23, 2022