Form 10-Q
period 2022-06-30
Koppers Holdings Inc.
filed 2022-08-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Common Stock, par value $0.01 per share, outstanding at July 29, 2022 amounted to 20,897,074 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$502.5	$441.0	$961.8	$848.5
Cost of sales	419.4	343.9	789.7	663.2
Depreciation and amortization	13.4	13.9	27.6	30.0
(Gain) on sale of assets	0.0	(0.3)	(2.5)	(7.8)
Impairment and restructuring charges	0.0	0.9	0.0	2.1
Selling, general and administrative expenses	40.6	38.3	79.7	72.8
Operating profit	29.1	44.3	67.3	88.2
Other income, net	0.4	0.8	1.0	1.8
Interest expense	11.1	10.1	20.9	20.3
Income from continuing operations before income taxes	18.4	35.0	47.4	69.7
Income tax provision	6.8	9.1	16.5	17.6
Income from continuing operations	11.6	25.9	30.9	52.1
(Gain) loss on sale of discontinued operations, net of tax (expense) benefit of $0.0, $0.1, $(0.2) and $0.1	0.0	1.0	(0.5)	0.6
Net income	11.6	26.9	30.4	52.7
Net loss attributable to noncontrolling interests	(0.1)	0.0	(0.1)	(0.1)
Net income attributable to Koppers	$11.7	$26.9	$30.5	$52.8
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.56	$1.22	$1.47	$2.46
Discontinued operations	0.00	0.04	(0.02)	0.03
Earnings per basic common share	$0.56	$1.26	$1.45	$2.49
Diluted -
Continuing operations	$0.55	$1.18	$1.44	$2.38
Discontinued operations	0.00	0.04	(0.02)	0.02
Earnings per diluted common share	$0.55	$1.22	$1.42	$2.40
Comprehensive (loss) income	$(38.8)	$31.4	$(18.4)	$63.1
Comprehensive loss attributable to noncontrolling interests	(0.2)	0.0	(0.3)	(0.1)
Comprehensive (loss) income attributable to Koppers	$(38.6)	$31.4	$(18.1)	$63.2
Weighted average shares outstanding (in thousands):
Basic	21,026	21,289	21,088	21,217
Diluted	21,239	21,967	21,472	21,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2022	December 31, 2021
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$40.4	$45.5
Accounts receivable, net of allowance of $3.3 and $3.3	229.5	182.8
Inventories, net	326.6	313.8
Derivative contracts	17.0	61.0
Other current assets	27.9	25.0
Total current assets	641.4	628.1
Property, plant and equipment, net	518.8	489.1
Operating lease right-of-use assets	86.9	91.2
Goodwill	294.0	296.0
Intangible assets, net	123.5	131.5
Deferred tax assets	13.5	15.0
Other assets	9.2	11.0
Total assets	$1,687.3	$1,661.9
Liabilities
Accounts payable	$197.9	$171.9
Accrued liabilities	84.5	90.5
Current operating lease liabilities	20.9	21.3
Current maturities of long-term debt	0.0	2.0
Total current liabilities	303.3	285.7
Long-term debt	833.7	781.5
Accrued postretirement benefits	37.4	38.6
Deferred tax liabilities	24.1	33.4
Operating lease liabilities	67.0	70.3
Other long-term liabilities	42.6	41.6
Total liabilities	1,308.1	1,251.1
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,504,713 and 24,026,844 shares issued	0.2	0.2
Additional paid-in capital	257.0	249.5
Retained earnings	329.3	300.9
Accumulated other comprehensive loss	(88.7)	(40.0)
Treasury stock, at cost, 3,607,639 and 2,930,694 shares	(122.5)	(104.0)
Total Koppers shareholders’ equity	375.3	406.6
Noncontrolling interests	3.9	4.2
Total equity	379.2	410.8
Total liabilities and equity	$1,687.3	$1,661.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$30.4	$52.7
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	27.6	30.0
Stock-based compensation	6.7	6.6
Change in derivative contracts	7.1	(1.7)
Non-cash interest expense	1.7	1.3
(Gain) on sale of assets	(2.6)	(7.8)
Insurance proceeds	(0.7)	0.0
Deferred income taxes	0.6	0.4
Change in other liabilities	(1.0)	4.0
Other - net	5.8	1.2
Changes in working capital:
Accounts receivable	(52.3)	(31.7)
Inventories	(19.6)	5.7
Accounts payable	28.0	0.5
Accrued liabilities	(7.9)	(21.5)
Other working capital	(2.6)	(3.6)
Net cash provided by operating activities	21.2	36.1
Cash (used in) provided by investing activities:
Capital expenditures	(55.8)	(60.9)
Insurance proceeds received	0.7	0.0
Cash provided by sale of assets	4.0	5.1
Net cash used in investing activities	(51.1)	(55.8)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	55.0	34.2
Repayments of long-term debt	(2.0)	(5.1)
Issuances of Common Stock	0.7	1.8
Repurchases of Common Stock	(18.5)	(1.9)
Payment of debt issuance costs	(4.6)	0.0
Dividends paid	(2.1)	0.0
Net cash provided by financing activities	28.5	29.0
Effect of exchange rate changes on cash	(3.7)	(1.3)
Net (decrease) increase in cash and cash equivalents	(5.1)	8.0
Cash and cash equivalents at beginning of period	45.5	38.5
Cash and cash equivalents at end of period	$40.4	$46.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$14.6	$15.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.3	$8.3
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$8.2	$4.2

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

2. New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. ASU No. 2022-01 is effective for periods beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of reviewing the effect of this ASU on our financial statements.

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

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. (the “Buyers”). KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. Restricted cash of $2.3 million is being held in an escrow account and is recorded within cash and cash equivalents as of June 30, 2022 to cover potential customary indemnity claims by the Buyers. On December 23, 2021 and March 31, 2022, the Buyers issued various claims, which after negotiation were settled in April 2022 for $0.9 million, of which our share is $0.7 million. After reduction for the settlement, we expect the escrow amount will be fully released by the end of the third quarter.

The sale of KJCC represented a strategic shift that had a major effect on our operations and accordingly is classified as discontinued operations in our condensed consolidated financial statements and notes.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$831.5	$842.2	$804.1	$789.1

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

6. Comprehensive (Loss) Income and Equity

Total comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income	$11.6	$26.9	$30.4	$52.7
Changes in other comprehensive (loss) income:
Currency translation adjustment	(26.5)	3.8	(20.7)	(3.4)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $12.6, $(0.1), $15.0 and $(4.6)	(24.4)	0.4	(28.7)	13.3
Unrecognized pension net loss, net of tax expense of $0.0, $0.1, $0.1 and $0.2	0.5	0.3	0.6	0.5
Total comprehensive (loss) income	(38.8)	31.4	(18.4)	63.1
Comprehensive loss attributable to noncontrolling interests	(0.2)	0.0	(0.3)	(0.1)
Comprehensive (loss) income attributable to Koppers	$(38.6)	$31.4	$(18.1)	$63.2

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 13 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments of $11.1 million and $21.2 million for the three and six months ended June 30, 2022, respectively, and $12.7 million and $19.9 million for the three and six months ended June 30, 2021, respectively. The amounts in the preceding sentence are net of tax.

The following tables present the change in equity for the three months ended June 30, 2022 and 2021, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$0.2	$253.4	$318.7	$(38.3)	$(115.1)	$4.1	$423.0
Net income	0.0	0.0	11.6	0.0	0.0	0.0	11.6
Dividends	0.0	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(7.4)	0.0	(7.4)
Employee stock plans	0.0	3.3	0.0	0.0	0.0	0.0	3.3
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(26.5)	0.0	(0.2)	(26.7)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(24.4)	0.0	0.0	(24.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$0.2	$238.9	$241.9	$(10.0)	$(94.3)	$4.2	$380.9
Net income	0.0	0.0	26.9	0.0	0.0	0.0	26.9
Issuance of common stock	0.0	0.7	0.0	0.0	0.0	0.0	0.7
Repurchases of common stock	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Employee stock plans	0.0	3.1	0.0	0.0	0.0	0.0	3.1
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	8.2	0.0	0.1	8.3
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	0.4	0.0	0.0	0.4
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1

The following tables present the change in equity for the six months ended June 30, 2022 and 2021, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$0.2	$249.5	$300.9	$(40.0)	$(104.0)	$4.2	$410.8
Net income (loss)	0.0	0.0	30.5	0.0	0.0	(0.1)	30.4
Dividends	0.0	0.0	(2.1)	0.0	0.0	0.0	(2.1)
Issuance of common stock	0.0	0.7	0.0	0.0	0.0	0.0	0.7
Repurchases of common stock	0.0	0.0	0.0	0.0	(18.5)	0.0	(18.5)
Employee stock plans	0.0	6.8	0.0	0.0	0.0	0.0	6.8
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(20.7)	0.0	(0.2)	(20.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(28.7)	0.0	0.0	(28.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.6	0.0	0.0	0.6
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$0.2	$234.1	$215.8	$(15.9)	$(92.5)	$4.3	$346.0
Net income	0.0	0.0	52.7	0.0	0.0	0.0	52.7
Issuance of common stock	0.0	1.8	0.0	0.0	0.0	0.0	1.8
Employee stock plans	0.0	6.7	0.0	0.0	0.0	0.0	6.7
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.3	1.0	0.0	0.0	1.3
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	13.3	0.0	0.0	13.3
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.9)	0.0	(1.9)
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1

On August 4, 2022, we declared a quarterly dividend of $0.05 per common share, payable on September 12, 2022 to shareholders of record as of August 26, 2022.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$11.7	$26.9	$30.5	$52.8
Less: (Gain) loss on sale of discontinued operations, net of tax of $0.0	0.0	1.0	(0.5)	0.6
Income from continuing operations attributable to Koppers	$11.7	$25.9	$31.0	$52.2
Weighted average common shares outstanding:
Basic	21,026	21,289	21,088	21,217
Effect of dilutive securities	213	678	384	732
Diluted	21,239	21,967	21,472	21,949
Earnings per common share – continuing operations:
Basic earnings per common share	$0.56	$1.22	$1.47	$2.46
Diluted earnings per common share	0.55	1.18	1.44	2.38
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	1,077	434	1,058	439

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

We calculated the fair value of the performance stock unit awards on the date of grant using the assumptions listed below:

	January 2022 Grant	January 2021 Grant	March 2020 Grant
Grant date price per share of performance award	$32.19	$29.84	$19.63
Expected dividend yield per share	0.00%	0.00%	0.00%
Expected volatility	66.90%	68.70%	45.60%
Risk-free interest rate	1.10%	0.16%	0.72%
Look-back period in years	3.00	3.00	2.83
Grant date fair value per share	$45.19	$41.50	$11.56

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

The following table shows a summary of the performance stock units as of June 30, 2022:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2020 – 2022	0	74,259	148,563
2021 – 2023	40,751	137,936	235,138
2022 – 2024	0	149,892	299,784

The following table shows a summary of the status and activity of non-vested stock units for the six months ended June 30, 2022:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2021	505,905	474,166	980,071	$30.79
Granted	241,260	151,236	392,496	$36.12
Performance share adjustment	0	2,491	2,491	$14.20
Vested	(191,962)	(256,956)	(448,918)	$34.50
Forfeited	(25,344)	(8,848)	(34,192)	$28.19
Non-vested at June 30, 2022	529,859	362,089	891,948	$31.32

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,054,166	$26.89
Granted	98,108	$32.19
Expired	(30,138)	$38.21
Outstanding at June 30, 2022	1,122,136	$27.05	5.12	$2.3
Exercisable at June 30, 2022	843,475	$26.99	4.02	$2.0

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.2	$3.1	$6.7	$6.6
Less related income tax benefit	1.1	0.8	2.3	1.7
Decrease in net income attributable to Koppers	$2.1	$2.3	$4.4	$4.9
Intrinsic value of exercised stock options	$0.0	$1.3	$0.0	$2.2
Cash received from the exercise of stock options	$0.0	$1.3	$0.0	$2.3

As of June 30, 2022, total future compensation expense related to non-vested stock-based compensation arrangements is expected to total $24.6 million and the weighted-average period over which this expense is expected to be recognized is approximately 29 months.

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

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, “adjusted EBITDA"). These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Consolidated adjusted EBITDA is reconciled to net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $6.1 million and $7.9 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$204.2	$195.5	$387.6	$387.4
Performance Chemicals	149.6	145.6	286.0	269.2
Carbon Materials and Chemicals	148.7	99.9	288.2	191.9
Total	$502.5	$441.0	$961.8	$848.5
Intersegment revenues:
Performance Chemicals	$5.9	$3.8	$9.9	$7.3
Carbon Materials and Chemicals	18.9	18.5	37.5	36.3
Total	$24.8	$22.3	$47.4	$43.6
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.5	$5.3	$10.9	$11.6
Performance Chemicals	3.8	4.7	7.7	9.5
Carbon Materials and Chemicals	4.1	3.9	9.0	8.9
Total	$13.4	$13.9	$27.6	$30.0
Adjusted EBITDA:
Railroad and Utility Products and Services	$13.2	$12.0	$24.8	$28.4
Performance Chemicals	20.4	34.5	41.2	62.3
Carbon Materials and Chemicals	21.0	18.6	41.2	29.0
Items excluded from the determination of segment profit:
Impairment, restructuring and plant closure benefits (costs)	0.2	(1.6)	0.0	(5.0)
Gain on sale of assets	0.0	0.3	2.5	7.8
LIFO expense	(5.1)	(4.3)	(6.8)	(5.3)
Mark-to-market commodity hedging (losses) gains	(6.8)	(1.0)	(7.1)	1.8
Corporate unallocated	0.0	0.5	0.0	1.0
Interest expense	(11.1)	(10.1)	(20.8)	(20.3)
Depreciation and amortization	(13.4)	(13.9)	(27.6)	(30.0)
Income tax provision	(6.8)	(9.1)	(16.5)	(17.6)
Discontinued operations	0.0	1.0	(0.5)	0.6
Net income	$11.6	$26.9	$30.4	$52.7

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$122.3	$111.8	$227.6	$220.8
Utility poles	59.5	63.7	115.7	126.4
Railroad infrastructure services	9.7	7.6	19.0	16.5
Rail joints	7.0	6.7	13.8	12.2
Other products	5.7	5.7	11.5	11.5
Total	204.2	195.5	387.6	387.4
Performance Chemicals:
Wood preservative products	141.7	137.5	270.8	254.8
Other products	7.9	8.1	15.2	14.4
Total	149.6	145.6	286.0	269.2
Carbon Materials and Chemicals:
Pitch and related products	82.5	56.1	160.3	107.3
Phthalic anhydride and other chemicals	28.2	15.9	53.5	32.4
Creosote and distillates	20.7	16.6	39.7	29.6
Naphthalene	8.4	4.8	16.9	9.4
Other products	8.9	6.5	17.8	13.2
Total	148.7	99.9	288.2	191.9
Total	$502.5	$441.0	$961.8	$848.5

The following table sets forth assets and goodwill allocated to each of our segments as of the dates indicated:

	June 30, 2022	December 31, 2021
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$610.3	$594.1
Performance Chemicals	555.3	586.9
Carbon Materials and Chemicals	490.3	447.1
All other	31.4	33.8
Total	$1,687.3	$1,661.9
Goodwill:
Railroad and Utility Products and Services	$120.7	$120.9
Performance Chemicals	173.3	175.1
Total	$294.0	$296.0

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

The estimated annual effective income tax rate, excluding discrete items, was 34.3 percent and 25.8 percent for the six months ended June 30, 2022 and 2021, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2022	2021
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	6.4	3.2
Interest expense deduction limitation	5.0	0.0
Nondeductible expenses	1.5	1.1
State income taxes, net of federal tax benefit	0.6	0.6
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	(0.3)	(0.2)
Estimated annual effective income tax rate	34.3%	25.8%

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

Income taxes as a percentage of pretax income were 37.0 percent for the three months ended June 30, 2022. This is higher than the estimated annual effective income tax rate of 34.3 percent due to additional tax expense recognized in the current quarter as a result of increasing the estimated annual effective income tax rate utilized in the previous quarter.

Income taxes as a percentage of pretax income were 34.8 percent for the six months ended June 30, 2022. This was higher than the estimated annual effective income tax rate of 34.3 percent due to minor discrete items.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of June 30, 2022.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $1.5 million as of June 30, 2022 and December 31, 2021. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.5 million as of June 30, 2022 and December 31, 2021. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of June 30, 2022 and December 31, 2021, we had accrued approximately $0.4 million for interest and penalties.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of June 30, 2022 and December 31, 2021 are summarized in the table below:

	June 30, 2022	December 31, 2021
(Dollars in millions)
Raw materials	$279.5	$266.8
Work in process	11.1	12.6
Finished goods	120.5	112.1
	$411.1	$391.5
Less revaluation to LIFO	84.5	77.7
Net	$326.6	$313.8

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2022 and December 31, 2021 are summarized in the table below:

	June 30, 2022	December 31, 2021
(Dollars in millions)
Land	$14.0	$15.2
Buildings	74.4	75.8
Machinery and equipment	875.9	836.8
	$964.3	$927.8
Less accumulated depreciation	445.5	438.7
Net	$518.8	$489.1

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

With respect to our defined benefit pension plan in the United Kingdom, in 2021 we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of our defined benefit pension plan in the United Kingdom, but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort is expected to be completed in early 2023 at which time the pension obligation will be irrevocably settled. Upon that event, we will recognize a pre-tax pension settlement loss of approximately $22 million.

The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. We also provide retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees. For salaried employees, the retiree medical and retiree life insurance plans have been closed to new participants.

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Service cost	$0.3	$0.3	$0.6	$0.7
Interest cost	1.5	1.5	2.9	2.7
Expected return on plan assets	(1.9)	(1.9)	(3.9)	(3.7)
Amortization of net loss	0.4	0.3	0.9	0.7
Net periodic benefit cost	$0.3	$0.2	$0.5	$0.4
Defined contribution plan expense	$2.3	$2.6	$4.8	$4.3

14. Debt

Debt as of June 30, 2022 and December 31, 2021 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2022	December 31, 2021
(Dollars in millions)
Term Loan	2.38%	─	$0.0	$2.0
Revolving Credit Facility	2.38%	2024	0.0	287.1
Revolving Credit Facility	3.60%	2027	342.2	0.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			842.2	789.1
Less short-term debt and current maturities of long-term debt			0.0	2.0
Less unamortized debt issuance costs			8.5	5.6
Long-term debt			$833.7	$781.5

Revolving Credit Facility

In June 2022, we entered into an $800.0 million revolving credit agreement (the “Credit Facility”) with a consortium of banks which replaced our previous $600.0 million senior secured revolving credit facility and $100.0 million senior secured term loan facility (the latter having been fully repaid as of March 31, 2022). The Credit Facility also provides for a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The maturity date of the Credit Facility is in June 2027 subject to a springing maturity in the event the 2025 Notes (as defined below) are not repurchased, redeemed or refinanced prior to November 15, 2024. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate (“SOFR”), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the assets (excluding real property and other customary assets) of Koppers Inc., Koppers Holdings Inc. and their material domestic subsidiaries. The Credit Facility contains certain covenants that limit Koppers Inc. and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, dividends, investments, acquisitions, subsidiary and certain other distributions, asset sales, transactions with affiliates and modifications to material documents, including organizational documents. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of June 30, 2022, we had $317.2 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2022, $7.8 million of commitments were utilized by outstanding undrawn letters of credit.

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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Asset retirement obligation at beginning of year	$13.2	$19.8
Accretion expense	0.5	1.0
Revision in estimated cash flows	0.0	(0.3)
Cash expenditures	(0.5)	(7.3)
Currency translation	(0.1)	0.0
Balance at end of period	$13.1	$13.2

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.2 million and $14.7 million during the three and six months ended June 30, 2022, respectively, and $7.6 million and $15.3 million during the three and six months ended June 30, 2021, respectively. Variable lease costs were $0.6 million and $1.4 million during the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.6 million during the three and six months ended June 30, 2021, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of June 30, 2022:

(Dollars in millions)
2022	$14.3
2023	23.2
2024	19.4
2025	15.6
2026	11.4
Thereafter	26.9
Total lease payments	$110.8
Less: Interest	(22.9)
Present value of lease liabilities	$87.9

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30,	December 31,
	2022	2021
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$86.9	$91.2
Current operating lease liabilities	$20.9	$21.3
Operating lease liabilities	67.0	70.3
Total operating lease liabilities	$87.9	$91.6
Weighted average remaining lease term, in years	5.7	5.8
Weighted average discount rate	7.3%	7.4%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2023. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of June 30, 2022 and December 31, 2021, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (in Dollars)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(Amounts in millions)
Cash flow hedges	15.5	29.0	$16.5	$53.8
Contracts where hedge accounting was not elected	5.5	6.1	$0.0	7.1
Total	21.0	35.1	$16.5	$60.9

As of June 30, 2022 and December 31, 2021, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	June 30, 2022	December 31, 2021
(Dollars in millions)
Derivative contracts	$17.0	$60.9
Other long-term liabilities	(0.5)	0.0
Net asset on balance sheet	$16.5	$60.9
Accumulated other comprehensive gain, net of tax	$12.6	$40.6

We estimate that $12.9 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive (loss) income into earnings over the next twelve months.

See Note 6 – “Comprehensive (Loss) Income and Equity”, for amounts recorded in other comprehensive loss and for amounts reclassified from accumulated other comprehensive loss into net income for the periods specified below.

For the three and six months ended June 30, 2022 and 2021, the unrealized (loss) gain from contracts where hedge accounting was not elected is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
(Loss) gain from contracts where hedge accounting was not elected	(6.8)	(0.9)	(7.1)	1.7

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income.

As of June 30, 2022 and December 31, 2021, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	June 30, 2022	December 31, 2021
(Dollars in millions)
Derivative contracts	$0.0	$0.1
Accrued liabilities	(0.9)	(0.4)
Net liability on balance sheet	$(0.9)	$(0.3)

As of June 30, 2022 and December 31, 2021, the net currency units outstanding for these contracts were:

	June 30, 2022	December 31, 2021
(In millions)
United States Dollars	USD 12.9	USD 21.4

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 57 plaintiffs in 30 cases pending as of June 30, 2022, compared to 59 plaintiffs in 31 cases pending as of December 31, 2021. As of June 30, 2022, there were 29 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

The EPA issued its Record of Decision (“ROD”) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs may increase given the remedy will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing.

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

In September 2009, Koppers Inc. received a general notice letter stating that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.3 million as of June 30, 2022. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2022, our estimated environmental remediation liability for these acquired sites totals $4.0 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2022, our estimated environmental remediation liability for the acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.4 million and $2.8 million are classified as current liabilities as of June 30, 2022 and December 31, 2021:

	Period ended
	June 30, 2022	December 31, 2021
(Dollars in millions)
Balance at beginning of year	$10.7	$11.0
Expense	0.3	0.3
Reversal of reserves	0.0	(0.1)
Cash expenditures	(0.7)	(0.4)
Currency translation	(0.2)	(0.1)
Balance at end of period	$10.1	$10.7

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. In addition, our board of directors and executive management team use adjusted EBITDA as a performance measure under the company’s annual incentive plans.

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

Adjusted EBITDA is a non-GAAP financial measure defined as net income from continuing operations before interest, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO and mark-to-market commodity hedging and other unusual items. Adjusted EBITDA is the primary measure of profitability we use to evaluate our businesses. Refer to Note 9 – “Segment Information” for reconciliations from adjusted EBITDA to net income on a consolidated basis.

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

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2021 were approximately 18.3 million, of which 14.2 million were for Class I railroads. Throughout the pandemic, some sawmills were operating at 50 percent or less of their production capacity. Sawmills provide raw materials to several industries beyond the wood crosstie market and as demand and pricing for construction lumber increased significantly throughout 2021 and continuing into 2022, overall crosstie production output thus far has been lower than forecasted. Crosstie prices increased significantly as a result of limited supply and railroad customers are deferring their purchases. Given continuing economic uncertainties such as a tight labor market, the RTA is forecasting a slight decrease in 2022 of 0.8 percent, or 18.6 million crossties, primarily from lower Class I volumes while the commercial market is expected to have slightly higher demand levels. In 2023, the outlook reflects a modest overall increase of 1.1 percent, or 18.8 million crossties, with increases from Class I as well as commercial railroads.

According to the Association of American Railroads (“AAR”), rail traffic for the first six months of 2022 was unfavorable compared with the prior year period. Compared to the prior year, total U.S. carload traffic decreased 0.1 percent and intermodal units declined by 6.2 percent for the year-to-date period through June 30, 2022. The combined U.S. traffic for carloads and intermodal units was lower than the prior year by 3.5 percent. The trends were conflicting as carloads for certain categories such as automotive, provided generally positive indicators while others, such as chemicals, were much more subdued than earlier in the year.

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

With respect to raw materials, wood supply remains relatively stable, however we have experienced pricing pressures based on higher freight and transportation costs. This negatively affects the price of pole material delivered to our pole peeling locations from the forest. As a result of these inflationary factors, we are implementing price increases to pass on higher costs to end customers.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. In recent months, the market for existing homes seems to be slowing. According to the National Association of Realtors® (“NAR”), total existing-home sales decreased in June by 5.4 percent compared with May and 14.2 percent compared with the prior year, marking five consecutive months of declines. In addition, the housing market is expected to be impacted by rising interest rates and inflation, which in turn, are having unfavorable effects on purchasing power.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, home renovation and repair expenditures increased by 15.9 percent year-over-year in the second quarter of 2022. The LIRA projects year-over-year gains in remodeling expenditures to owner-occupied homes will decelerate from 17.4 percent in 2022 to 10.1 percent by the second quarter of 2023. The slowdown in sales of existing homes, rising mortgage interest rates, and moderating house price appreciation are expected to reduce investments in residential remodeling in the coming 12 to 18 months. While beginning to soften, growth in spending for home improvements and repairs is projected to expand to nearly $450 billion in the first half of 2023, which is well above the market’s historical average of 5 percent.

The Conference Board Consumer Confidence Index® was 98.7 in June, down by 4.5 points from 103.2 in May. The Index now stands at its lowest level since February 2021. The negative outlook from consumers was driven by increasing concerns about inflation, in particular rising gas and food prices. Looking ahead over the next six months, consumer spending and economic growth are likely to continue facing strong headwinds from further inflation and interest rate hikes.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. Coal tar raw material supply remains constrained globally due to reductions in blast furnace steel capacity in addition to near term supply restrictions resulting from the Russian invasion of Ukraine in March 2022. Our European CMC business historically received approximately 20 percent of its annual coal tar requirements from Russia and Ukraine. We have ceased purchasing coal tar from Russian suppliers and we are currently unable to purchase normal volumes of coal tar from Ukrainian suppliers due to the conflict. Currently, the financial impact of volume reductions in our coal tar supply have been offset by higher prices in our end markets for that region and are not expected to negatively impact operating results during 2022.

For the external markets served by our CMC business, we anticipate some slowdown in manufacturing. According to IHS Markit Automotive Group (IHS), there are mixed signals with some automakers reporting an improved supply of semiconductor chips while others still struggle with consistent supply of critical components. The June 2022 forecast reflects a near-term increase in auto production for Greater China due to COVID-19 lockdowns expiring and demand stimulus taking effect. Conversely, lingering supply chain impacts from the lockdowns in China are expected to result in downward revisions for Japan/Korea and South Asia. Supply chain pressures are also continuing to impact the near-term outlook for Europe and North America.

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

Results of Operations – Comparison of Three Months Ended June 30, 2022 and 2021

Consolidated Results

Net sales for the three months ended June 30, 2022 and 2021 are summarized by segment in the following table:

	Three Months Ended June 30,
	2022	2021	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$204.2	$195.5	4%
Performance Chemicals	149.6	145.6	3%
Carbon Materials and Chemicals	148.7	99.9	49%
	$502.5	$441.0	14%

RUPS net sales increased by $8.7 million, or four percent, compared to the prior year period. The sales increase was largely related to pricing increases across multiple markets, particularly crossties and utility poles, and volume increases in our railroad bridge services business. These increases were offset, in part, by volume decreases in our utility pole business mostly due to capacity and transportation issues driven by the current labor shortage as well as the transfer of some production from a third party to our facility in Somerville, Texas, in the prior year quarter. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $1.1 million, mainly from our Australian utility pole business.

PC net sales increased by $4.0 million, or three percent, compared to the prior year period. The sales increase was primarily due to global price increases in the current year period for our copper-based preservatives. The increases were offset, in part, by volume decreases for preservatives, primarily within our European markets. Volumes in the Americas decreased slightly from prior year record levels. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.7 million.

CMC net sales increased by $48.8 million, or 49 percent, compared to the prior year period due mainly to higher sales prices for carbon pitch, phthalic anhydride, carbon black feedstock and naphthalene in the current year period. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $10.7 million.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended June 30, 2022 compared to 78 percent in the prior year quarter. Gross margin was unfavorably impacted in the current year period primarily by an increase in raw material costs, fuel costs, shipping costs and other operating expenses across our businesses as a result of rising inflation in the current year period.

Depreciation and amortization charges for the quarter ended June 30, 2022 were consistent with the prior year period.

Impairment and restructuring charges for the prior year period were $0.9 million and included demolition and other plant closure period costs related to the closure of our Denver, Colorado facility.

Selling, general and administrative expenses for the quarter ended June 30, 2022 were $2.3 million higher when compared to the prior year period due mainly to an increase of $1.2 million for travel and entertainment expenses and $0.9 million for consulting and professional services.

Interest expense for the quarter ended June 30, 2022 was $1.0 million higher when compared to the prior year period due to our higher average debt level and higher interest rates.

Income tax expense for the quarter ended June 30, 2022 decreased due to lower pre-tax earnings, partially offset by a higher estimated annual effective income tax rate of 34.3 percent when compared to the prior year period rate of 25.8 percent. This increase in the estimated annual effective income tax rate is attributable to the geographical mix of earnings as well as an increase in the interest expense deduction limitation due to a tax law change that went into effect January 1, 2022.

Segment Results.

Segment adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2022 and 2021 is summarized by segment in the following table:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$13.2	$12.0	10%
Performance Chemicals	20.4	34.5	-41%
Carbon Materials and Chemicals	21.0	18.6	13%
Corporate unallocated	0.0	0.5	-100%
Total Adjusted EBITDA	$54.6	$65.6	-17%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.5%	6.1%	5%
Performance Chemicals	13.6%	23.7%	-42%
Carbon Materials and Chemicals	14.1%	18.6%	-24%
Total Adjusted EBITDA margin	10.9%	14.9%	-27%

RUPS adjusted EBITDA increased by $1.2 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 6.5 percent from 6.1 percent in the prior year period and was positively impacted by improvements in our maintenance of way businesses as well as price increases, which offset higher costs for raw materials, freight and fuel, and favorable absorption as procurement volumes improved.

PC adjusted EBITDA decreased by $14.1 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 13.6 percent from 23.7 percent in the prior year period. The current year period was unfavorably impacted primarily by higher raw material costs, which were exacerbated by working through higher cost inventory in a current falling copper price environment, and decreased volumes, partly offset by global price increases for copper-based preservatives.

CMC adjusted EBITDA increased by $2.4 million compared to prior year period as a result of higher prices; however, adjusted EBITDA as a percentage of net sales decreased to 14.1 percent from 18.6 percent as there was an insurance recovery in the prior year period.

Results of Operations – Comparison of Six Months Ended June 30, 2022 and 2021

Consolidated Results

Net sales for the six months ended June 30, 2022 and 2021 are summarized by segment in the following table:

	Six Months Ended June 30,
	2022	2021	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$387.6	$387.4	0%
Performance Chemicals	286.0	269.2	6%
Carbon Materials and Chemicals	288.2	191.9	50%
	$961.8	$848.5	13%

RUPS net sales were flat compared to the prior year period. Sales increased as a result of pricing increases across multiple markets, particularly crossties and utility poles, and volume increases in our railroad bridge services business. These increases were offset by volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant. In addition, increased demand for lumber driven by strong construction markets resulted in decreased supply and decreased purchasing activity of untreated crossties by our customers during the current period. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $1.5 million, mainly from our Australian utility pole business.

PC net sales increased by $16.8 million or six percent compared to the prior year period. The sales increase was primarily due to global price increases in the current year period for most preservatives in our portfolio of products. The increases were offset, in part, by volume decreases for preservatives, primarily within our European markets. Volumes in the Americas decreased slightly from prior year record levels. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $3.6 million.

CMC net sales increased by $96.3 million or 50 percent compared to the prior year period due mainly to higher sales prices for carbon pitch, carbon black feedstock and naphthalene along with higher sales prices and volumes for phthalic anhydride in the current year period. Foreign currency changes from our international markets had an unfavorable impact on sales in the current year period of $16.0 million.

Cost of sales as a percentage of net sales was 82 percent for the six months ended June 30, 2022 compared to 78 percent in the prior year period. Gross margin was unfavorably impacted in the current year period primarily by an increase in raw material costs, fuel costs, shipping costs and other operating expenses across our businesses as a result of inflationary pressures in the current year period.

Depreciation and amortization charges for the six months ended June 30, 2022 were $2.4 million lower when compared to the prior year period due mainly to an increase in asset retirement obligations at our European CMC operations in the prior year period.

Gain on sale of assets for the six months ended June 30, 2022 was $2.5 million and was related to the sale of our utility pole treating facility in Sweetwater, Tennessee while the gain on sale of assets for the quarter ended June 30, 2021 was $7.8 million and was related to the sales of two previously decommissioned plants as described in Note 3 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the six months ended June 30, 2021 were $2.1 million and included demolition and other plant closure period costs related to the closure of our Denver, Colorado facility.

Selling, general and administrative expenses for the six months ended June 30, 2022 were $6.9 million higher when compared to the prior year period due mainly to an increase of $2.6 million for consulting and professional services, $2.3 million in travel and entertainment expenses and $1.2 million in employee benefit related expenses.

Interest expense for the six months ended June 30, 2022 was $0.6 million higher when compared to the prior year period due to our higher average debt level and higher interest rates.

Income tax expense for the six months ended June 30, 2022 decreased due to lower pre-tax earnings, partially offset by a higher estimated annual effective income tax rate of 34.3 percent when compared to the prior year period rate of 25.8 percent. This increase in the estimated annual effective income tax rate is attributable to the geographical mix of earnings as well as an increase in the interest expense deduction limitation due to a tax law change that went into effect January 1, 2022.

Segment Results.

Segment adjusted EBITDA and adjusted EBITDA margin for the six months ended June 30, 2022 and 2021 is summarized by segment in the following table:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$24.8	$28.4	-13%
Performance Chemicals	41.2	62.3	-34%
Carbon Materials and Chemicals	41.2	29.0	42%
Corporate unallocated	0.0	1.0	-100%
Total Adjusted EBITDA	$107.2	$120.7	-11%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.4%	7.3%	-13%
Performance Chemicals	14.4%	23.1%	-38%
Carbon Materials and Chemicals	14.3%	15.1%	-5%
Total Adjusted EBITDA margin	11.1%	14.2%	-22%

RUPS adjusted EBITDA decreased by $3.6 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 6.4 percent from 7.3 percent in the prior year period and was unfavorably impacted in our railroad and utility pole businesses by higher raw material, freight and fuel costs as a result of rising inflation in the current year period. In addition, our domestic utility pole business has experienced higher operating costs as a result of driver shortages and labor inefficiencies driven by the current labor shortage. Finally, travel expenses have also increased over the prior year period as we emerge from in-person restrictions related to the pandemic. These unfavorable factors were partially offset by price increases implemented across our businesses.

PC adjusted EBITDA decreased by $21.1 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 14.4 percent from 23.1 percent in the prior year period. The current year period was unfavorably impacted primarily by higher raw material costs, which were exacerbated by working through higher cost inventory in a current falling copper price environment, and decreased volumes, partly offset by global price increases for copper-based preservatives.

CMC adjusted EBITDA increased by $12.2 million compared to the prior year period, however adjusted EBITDA as a percentage of net sales decreased to 14.3 percent from 15.1 percent in the prior year period. The current year period was favorably impacted by higher sales prices for carbon pitch, carbon black feedstock and naphthalene along with higher sales prices and volumes for phthalic anhydride in the current year period. Conversely, the prior year period margin was favorably impacted by an insurance recovery.

The following table reconciles net income to adjusted EBITDA on a consolidated basis as calculated by us for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net income	$11.6	$26.9	$30.4	$52.7
Interest expense	11.1	10.1	20.8	20.3
Depreciation and amortization	13.4	13.9	27.6	30.0
Income tax provision	6.8	9.1	16.5	17.6
Discontinued operations	0.0	(1.0)	0.5	(0.6)
Sub-total	42.9	59.0	95.8	120.0
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure (benefits) costs(1)	(0.2)	1.6	0.0	5.0
(Gain) on sale of assets	0.0	(0.3)	(2.5)	(7.8)
LIFO expense	5.1	4.3	6.8	5.3
Mark-to-market commodity hedging losses (gains)	6.8	1.0	7.1	(1.8)
Total adjustments	11.7	6.6	11.4	0.7
Adjusted EBITDA	$54.6	$65.6	$107.2	$120.7

(1) Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities as described in Note 3 – “Plant Closures and Divestitures”.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2022 was $21.2 million compared to net cash provided by operating activities of $36.1 million in the prior year. The decrease is consistent with the decrease in operating profit excluding non-cash items and higher working capital usage of $3.8 million in the current year period as a result of higher sales and raw material costs.

Net cash used in investing activities for the six months ended June 30, 2022 was $51.1 million compared to net cash used in investing activities of $55.8 million in the prior year period driven primarily by capital expenditures. Capital expenditures for both periods include increased investment in growth projects, primarily in our crosstie business, such as the expansion of our RUPS facility in North Little Rock, Arkansas.

Net cash provided by financing activities was $28.5 million for the six months ended June 30, 2022 compared to $29.0 million of net cash provided by financing activities in the prior year. The cash provided by financing activities in the six months ended June 30, 2022 reflected net borrowings of $53.0 million partially offset by repurchases of common stock and dividends paid of $20.6 million as well as payments of debt issuance costs of $4.6 million. The cash provided by financing activities in the prior year period primarily reflected net borrowings of $29.1 million.

Liquidity and Capital Resources

Our Credit Facility is described in Note 14 “Debt.”

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings to meet such financial obligations if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on and repurchases of, Koppers Holdings common stock, in an aggregate amount per year not to exceed the greater of $50.0 million in any fiscal year, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and 6.0% of market capitalization. The indenture governing the 2025 Notes restricts Koppers Inc.’s ability to finance our payment of dividends if a default has occurred or would result from such financing, Koppers Inc., or a restricted subsidiary of Koppers Inc. which is not a guarantor under the indenture, is not able to incur additional indebtedness (as defined in the indenture), and the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

At June 30, 2022, the basket totaled $287.3 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Liquidity

As of June 30, 2022, the maximum amount available under the Credit Facility was $317.2 million, considering restrictions from debt covenants. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries as defined by the Credit Facility. At December 31, 2021, the maximum amount available under the previous credit agreement which contained different covenants was $305.2 million.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of plant consolidation and rationalizations, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. In addition, we continually monitor debt and capital markets. We may, from time to time, pursue one or more transactions to refinance all or a portion of the 2025 Notes, which may include, among other things, the purchase of 2025 Notes in the open market. We would expect to cancel any 2025 Notes purchased. Capital expenditures in 2022, excluding acquisitions, if any, are expected to total approximately $95 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of June 30, 2022 and June 30, 2021, approximately 80 percent of accounts payable was current at both dates, approximately 15 percent and ten percent was 1-30 days past due and approximately five and ten percent was greater than 30 days past due, respectively.

Debt Covenants

The covenants under the Credit Facility, including the following financial covenants, may affect availability of the facility:

◾

The total net leverage ratio, calculated as of the last day of each fiscal quarter (commencing with the fiscal quarter ending September 30, 2022), is not permitted to exceed 5.0. The total net leverage ratio as of June 30, 2022 was 3.61.

◾

The cash interest coverage ratio, calculated as of the last day of each fiscal quarter (commencing with the fiscal quarter ending September 30, 2022), is not permitted to be less than 2.0. The cash interest coverage ratio as of June 30, 2022 was 5.56.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants can be affected by events beyond our control; however, we currently expect that our net cash flows from operating activities and funds available from our Credit Facility will be sufficient to provide for our working capital needs and capital spending requirements over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

Koppers Holdings Inc. (the “Company”) is cooperating with an investigation by the staff of the Division of Enforcement (the “Division”) of the U.S. Securities and Exchange Commission (“Commission”) into the Company’s public non-GAAP financial metrics disclosures regarding the Company’s debt reduction target and net leverage ratio for Fiscal Year 2019 and the related management of its accounts payable (the “Inquiry”). The Company and several of its current and former officers and employees, including Leroy M. Ball, the Company’s President and Chief Executive Officer and a director of the Company, received subpoenas for information and testimony (the “Subpoenas”), pursuant to a non-public formal order of investigation for the Inquiry dated February 14, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
April 1 - April 30	0	$0.00	0	$84.2
May 1 – May 31	287,962	$25.34	287,962	$76.9
June 1 – June 30	0	$0.00	0	$76.9
Total	287,962	$25.34	287,962	$76.9
(1)	On August 6, 2021, we announced the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 4, 2022	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)