Form 10-Q
period 2022-09-30
Koppers Holdings Inc.
filed 2022-11-04
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2022 amounted to 20,898,005 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$536.1	$424.8	$1,497.9	$1,273.3
Cost of sales	439.7	348.9	1,229.4	1,012.1
Depreciation and amortization	16.9	13.4	44.5	43.4
(Gain) on sale of assets	0.0	0.0	(2.5)	(7.8)
Impairment and restructuring charges	0.0	0.1	0.0	2.2
Selling, general and administrative expenses	36.7	37.8	116.4	110.6
Operating profit	42.8	24.6	110.1	112.8
Other income, net	0.8	0.9	1.8	2.7
Interest expense	11.4	10.2	32.3	30.5
Income from continuing operations before income taxes	32.2	15.3	79.6	85.0
Income tax provision	13.2	4.8	29.7	22.4
Income from continuing operations	19.0	10.5	49.9	62.6
Gain (loss) on sale of discontinued operations, net of tax benefit of $0.0, $0.2, $0.3 and $0.0	0.0	(0.5)	(0.5)	0.1
Net income	19.0	10.0	49.4	62.7
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	(0.2)	(0.3)
Net income attributable to Koppers	$19.1	$10.2	$49.6	$63.0
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$0.91	$0.50	$2.38	$2.96
Discontinued operations	0.00	(0.02)	(0.02)	0.01
Earnings per basic common share	$0.91	$0.48	$2.36	$2.97
Diluted -
Continuing operations	$0.91	$0.49	$2.35	$2.87
Discontinued operations	0.00	(0.02)	(0.03)	0.00
Earnings per diluted common share	$0.91	$0.47	$2.32	$2.87
Comprehensive (loss) income	$(9.5)	$(17.4)	$(27.7)	$45.7
Comprehensive loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.6)	(0.2)
Comprehensive (loss) income attributable to Koppers	$(9.1)	$(17.2)	$(27.1)	$45.9
Weighted average shares outstanding (in thousands):
Basic	20,897	21,322	21,024	21,253
Diluted	21,085	21,947	21,345	21,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2022	December 31, 2021
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents, including restricted cash (Note 4)	$42.8	$45.5
Accounts receivable, net of allowance of $3.3	232.8	182.8
Inventories, net	306.0	313.8
Derivative contracts	3.4	61.0
Other current assets	23.8	25.0
Total current assets	608.8	628.1
Property, plant and equipment, net	527.2	489.1
Operating lease right-of-use assets	84.6	91.2
Goodwill	292.0	296.0
Intangible assets, net	119.1	131.5
Deferred tax assets	12.3	15.0
Other assets	8.7	11.0
Total assets	$1,652.7	$1,661.9
Liabilities
Accounts payable	$187.1	$171.9
Accrued liabilities	87.3	90.5
Current operating lease liabilities	19.4	21.3
Current maturities of long-term debt	0.0	2.0
Total current liabilities	293.8	285.7
Long-term debt	818.7	781.5
Accrued postretirement benefits	36.7	38.6
Deferred tax liabilities	20.7	33.4
Operating lease liabilities	66.2	70.3
Other long-term liabilities	44.2	41.6
Total liabilities	1,280.3	1,251.1
Commitments and contingent liabilities (Note 18)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,523,231 and 24,026,844 shares issued	0.2	0.2
Additional paid-in capital	260.5	249.5
Retained earnings	347.4	300.9
Accumulated other comprehensive loss	(116.7)	(40.0)
Treasury stock, at cost, 3,608,208 and 2,930,694 shares	(122.5)	(104.0)
Total Koppers shareholders’ equity	368.9	406.6
Noncontrolling interests	3.5	4.2
Total equity	372.4	410.8
Total liabilities and equity	$1,652.7	$1,661.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$49.4	$62.7
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	44.5	43.4
Stock-based compensation	10.0	9.8
Change in derivative contracts	9.0	2.7
Non-cash interest expense	2.2	2.0
(Gain) on sale of assets	(2.6)	(7.8)
Insurance proceeds	(0.7)	(3.6)
Deferred income taxes	1.1	1.0
Change in other liabilities	0.4	3.8
Other - net	5.3	2.6
Changes in working capital:
Accounts receivable	(59.0)	(26.7)
Inventories	(5.8)	(4.2)
Accounts payable	19.5	7.7
Accrued liabilities	(7.5)	(29.4)
Other working capital	1.6	(4.4)
Net cash provided by operating activities	67.4	59.6
Cash (used in) provided by investing activities:
Capital expenditures	(80.0)	(87.6)
Insurance proceeds received	0.7	3.6
Cash provided by sale of assets	4.2	5.3
Net cash used in investing activities	(75.1)	(78.7)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	39.9	37.1
Repayments of long-term debt	(2.0)	(7.6)
Issuances of Common Stock	0.9	2.1
Repurchases of Common Stock	(18.5)	(3.3)
Payment of debt issuance costs	(4.8)	0.0
Dividends paid	(3.2)	0.0
Net cash provided by financing activities	12.3	28.3
Effect of exchange rate changes on cash	(7.3)	(2.8)
Net (decrease) increase in cash and cash equivalents	(2.7)	6.4
Cash and cash equivalents at beginning of period	45.5	38.5
Cash and cash equivalents at end of period	$42.8	$44.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$21.9	$23.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.5	$10.7
Supplemental disclosure of cash flow information:
Non-cash investing activities
Accrued capital expenditures	$7.6	$8.6

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

2. New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. ASU No. 2022-01 is effective for periods beginning after December 15, 2022, and earlier adoption is permitted. The adoption of this ASU will not have a material impact on our financial statements as we principally utilize cash flow hedges.

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
•
In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited ("KJCC"). Refer to Note 4 - "Discontinued Operations" for more details.
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

Other closure and divestiture activity relates to our Railroad and Utility Products and Services (“RUPS”) segment, including:

•
In March 2022, we sold our utility pole treating facility in Sweetwater, Tennessee and recorded a gain on sale of $2.5 million.
•
In October 2021, we sold our closed Denver, Colorado crosstie treating facility and recorded a gain on sale of $23.4 million.

4. Discontinued Operations

On September 30, 2020, we sold KJCC to Fangda Carbon New Material Co., Ltd and C-Chem Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. (the “Buyers”). KJCC was located in Pizhou, Jiangsu Province, China and was a 75 percent-owned coal tar distillation company which was part of our CMC segment. On December 23, 2021 and March 31, 2022, the Buyers issued various claims, which, after negotiation, were settled in April 2022 for $0.9 million, of which our share is $0.7 million. These claims were paid out of amounts held in escrow and the remaining escrow amount of $1.5 million was fully released in August 2022. In the third quarter of 2022, we recorded a charge of $0.5 million related to a tax indemnity claim from the Buyers which was paid in the fourth quarter of 2022.

The sale of KJCC represented a strategic shift that had a major effect on our operations and accordingly is classified as discontinued operations in our condensed consolidated financial statements and notes.

5. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$789.3	$826.8	$804.1	$789.1

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

6. Comprehensive (Loss) Income and Equity

Total comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income	$19.0	$10.0	$49.4	$62.7
Changes in other comprehensive (loss) income:
Currency translation adjustment	(20.1)	(11.1)	(40.7)	(14.5)
Unrealized (loss) on cash flow hedges, net of tax benefit of $4.9, $6.1, $21.1 and $1.2	(8.7)	(16.6)	(37.4)	(3.3)
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.2 and $0.3	0.3	0.3	1.0	0.8
Total comprehensive (loss) income	(9.5)	(17.4)	(27.7)	45.7
Comprehensive loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.6)	(0.2)
Comprehensive (loss) income attributable to Koppers	$(9.1)	$(17.2)	$(27.1)	$45.9

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 13 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive loss related to derivative financial instruments of $5.8 million and $27.0 million for the three and nine months ended September 30, 2022, and $11.1 million and $31.0 million for the three and nine months ended September 30, 2021, respectively. The amounts in the preceding sentence are net of tax.

The following tables present the change in equity for the three months ended September 30, 2022 and 2021, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2
Net income	0.0	0.0	19.1	0.0	0.0	(0.1)	19.0
Dividends	0.0	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.2	0.0	0.0	0.0	0.0	3.2
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(19.6)	0.0	(0.3)	(19.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(8.7)	0.0	0.0	(8.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Balance at September 30, 2022	$0.2	$260.5	$347.4	$(116.7)	$(122.5)	$3.5	$372.4

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$0.2	$242.7	$268.8	$(5.5)	$(94.4)	$4.3	$416.1
Net income (loss)	0.0	0.0	10.2	0.0	0.0	(0.2)	10.0
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(1.4)	0.0	(1.4)
Employee stock plans	0.0	3.3	0.0	0.0	0.0	0.0	3.3
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	(0.3)	(11.1)	0.0	0.0	(11.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(16.6)	0.0	0.0	(16.6)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Balance at September 30, 2021	$0.2	$246.2	$278.8	$(33.0)	$(95.8)	$4.1	$400.5

The following tables present the change in equity for the nine months ended September 30, 2022 and 2021, respectively:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$0.2	$249.5	$300.9	$(40.0)	$(104.0)	$4.2	$410.8
Net income	0.0	0.0	49.6	0.0	0.0	(0.2)	49.4
Dividends	0.0	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Issuance of common stock	0.0	0.9	0.0	0.0	0.0	0.0	0.9
Repurchases of common stock	0.0	0.0	0.0	0.0	(18.5)	0.0	(18.5)
Employee stock plans	0.0	10.1	0.0	0.0	0.0	0.0	10.1
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(40.2)	0.0	(0.6)	(40.8)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(37.4)	0.0	0.0	(37.4)
Unrecognized pension net loss	0.0	0.0	0.0	1.0	0.0	0.0	1.0
Balance at September 30, 2022	$0.2	$260.5	$347.4	$(116.7)	$(122.5)	$3.5	$372.4

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$0.2	$234.1	$215.8	$(15.9)	$(92.5)	$4.3	$346.0
Net income (loss)	0.0	0.0	63.0	0.0	0.0	(0.3)	62.7
Issuance of common stock	0.0	2.2	0.0	0.0	0.0	0.0	2.2
Repurchases of common stock	0.0	0.0	0.0	0.0	(3.3)	0.0	(3.3)
Employee stock plans	0.0	9.9	0.0	0.0	0.0	0.0	9.9
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(10.2)	0.0	0.1	(10.1)
Cumulative translation adjustment loss on sale of subsidiary	0.0	0.0	0.0	(4.4)	0.0	0.0	(4.4)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.3)	0.0	0.0	(3.3)
Unrecognized pension net loss	0.0	0.0	0.0	0.8	0.0	0.0	0.8
Balance at September 30, 2021	$0.2	$246.2	$278.8	$(33.0)	$(95.8)	$4.1	$400.5

On November 3, 2022, we declared a quarterly dividend of $0.05 per common share, payable on December 12, 2022 to shareholders of record as of November 25, 2022.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$19.1	$10.2	$49.6	$63.0
Less: Gain (loss) on sale of discontinued operations, net of tax of $0.0	0.0	(0.5)	(0.5)	0.1
Income from continuing operations attributable to Koppers	$19.1	$10.7	$50.1	$62.9
Weighted average common shares outstanding:
Basic	20,897	21,322	21,024	21,253
Effect of dilutive securities	188	625	321	696
Diluted	21,085	21,947	21,345	21,949
Earnings per common share – continuing operations:
Basic earnings per common share	$0.91	$0.50	$2.38	$2.96
Diluted earnings per common share	0.91	0.49	2.35	2.87
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	1,088	563	1,075	437

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

The following table shows a summary of the performance stock units as of September 30, 2022:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2020 – 2022	0	74,259	148,563
2021 – 2023	40,751	137,936	235,138
2022 – 2024	0	149,892	299,784

The following table shows a summary of the status and activity of non-vested stock units for the nine months ended September 30, 2022:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2021	505,905	474,166	980,071	$30.79
Granted	247,760	151,236	398,996	$35.92
Performance share adjustment	0	2,491	2,491	$14.20
Vested	(193,462)	(256,956)	(450,418)	$34.47
Forfeited	(25,344)	(8,848)	(34,192)	$28.19
Non-vested at September 30, 2022	534,859	362,089	896,948	$31.28

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

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,054,166	$26.89
Granted	98,108	$32.19
Expired	(30,138)	$38.21
Outstanding at September 30, 2022	1,122,136	$27.05	4.87	$1.3
Exercisable at September 30, 2022	843,475	$26.99	3.77	$1.2

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.2	$3.2	$10.0	$9.8
Less related income tax benefit	1.2	0.8	3.6	2.6
Decrease in net income attributable to Koppers	$2.0	$2.4	$6.4	$7.2
Intrinsic value of exercised stock options	$0.0	$0.0	$0.0	$2.2
Cash received from the exercise of stock options	$0.0	$0.0	$0.0	$2.3

As of September 30, 2022, total future compensation expense related to non-vested stock-based compensation arrangements is expected to total $21.6 million and the weighted-average period over which this expense is expected to be recognized is approximately 27 months.

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

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, “adjusted EBITDA"). These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain or loss on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Consolidated adjusted EBITDA is reconciled to net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $8.4 million and $7.9 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$207.7	$186.9	$595.3	$574.3
Performance Chemicals	153.1	115.2	439.1	384.4
Carbon Materials and Chemicals	175.3	122.7	463.5	314.6
Total	$536.1	$424.8	$1,497.9	$1,273.3
Intersegment revenues:
Performance Chemicals	$6.8	$3.9	$16.7	$11.2
Carbon Materials and Chemicals	19.9	18.9	57.4	55.2
Total	$26.7	$22.8	$74.1	$66.4
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.6	$5.3	$16.5	$16.9
Performance Chemicals	3.8	4.1	11.5	13.6
Carbon Materials and Chemicals	7.5	4.0	16.5	12.9
Total	$16.9	$13.4	$44.5	$43.4
Adjusted EBITDA:
Railroad and Utility Products and Services	$15.5	$10.7	$40.3	$39.1
Performance Chemicals	16.7	20.2	57.9	82.5
Carbon Materials and Chemicals	36.6	22.5	77.8	51.5
Items excluded from the determination of segment profit:
Impairment, restructuring and plant closure (costs) benefits	(0.3)	0.7	(0.2)	(4.3)
Gain on sale of assets	0.0	0.0	2.5	7.8
LIFO expense	(6.1)	(10.6)	(12.9)	(15.8)
Mark-to-market commodity hedging losses	(1.9)	(4.4)	(9.0)	(2.8)
Corporate unallocated	0.0	0.5	0.0	1.6
Interest expense	(11.4)	(10.2)	(32.3)	(30.5)
Depreciation and amortization	(16.9)	(14.1)	(44.5)	(44.1)
Income tax provision	(13.2)	(4.8)	(29.7)	(22.4)
Discontinued operations	0.0	(0.5)	(0.5)	0.1
Net income	$19.0	$10.0	$49.4	$62.7

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$120.6	$107.1	$348.2	$327.6
Utility poles	63.0	59.6	178.7	186.2
Railroad infrastructure services	10.9	8.8	29.9	25.3
Rail joints	7.8	5.7	21.6	17.9
Other products	5.4	5.7	16.9	17.3
Total	207.7	186.9	595.3	574.3
Performance Chemicals:
Wood preservative products	148.3	110.1	419.2	366.4
Other products	4.8	5.1	19.9	18.0
Total	153.1	115.2	439.1	384.4
Carbon Materials and Chemicals:
Pitch and related products	109.6	70.4	270.0	177.7
Phthalic anhydride and other chemicals	31.6	19.7	85.0	52.2
Creosote and distillates	17.2	19.0	56.9	48.6
Naphthalene	9.1	6.2	26.1	15.5
Other products	7.8	7.4	25.5	20.6
Total	175.3	122.7	463.5	314.6
Total	$536.1	$424.8	$1,497.9	$1,273.3

The following table sets forth assets and goodwill allocated to each of our segments as of the dates indicated:

	September 30, 2022	December 31, 2021
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$620.9	$594.1
Performance Chemicals	516.3	586.9
Carbon Materials and Chemicals	487.6	447.1
All other	27.9	33.8
Total	$1,652.7	$1,661.9
Goodwill:
Railroad and Utility Products and Services	$120.4	$120.9
Performance Chemicals	171.6	175.1
Total	$292.0	$296.0

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

The estimated annual effective income tax rate, excluding discrete items, was 36.1 percent and 26.8 percent for the nine months ended September 30, 2022 and 2021, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2022	2021
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	6.8	3.6
Interest expense deduction limitation	5.9	0.0
Nondeductible expenses	1.6	1.3
State income taxes, net of federal tax benefit	0.6	0.8
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	0.1	0.0
Estimated annual effective income tax rate	36.1%	26.8%

The interest expense deduction limitation is limited to 30.0 percent of adjusted taxable income as defined under the tax regulations. Starting January 1, 2022, the calculation of adjusted taxable income excludes an addback for depreciation and amortization whereas previous years’ determination of adjusted taxable income included an addback for depreciation and amortization. This change in the determination of adjusted taxable income has decreased the amount of interest expense we can deduct and has had a significant unfavorable impact on our estimated annual effective income tax rate for the current year.

Income taxes as a percentage of pretax income were 41.0 percent for the three months ended September 30, 2022. This is higher than the estimated annual effective income tax rate of 36.1 percent due to additional tax expense recognized in the current quarter as a result of increasing the estimated annual effective income tax rate utilized in the previous quarter.

Income taxes as a percentage of pretax income were 37.3 percent for the nine months ended September 30, 2022. This was higher than the estimated annual effective income tax rate of 36.1 percent due to forecasted pre-tax losses of certain foreign subsidiaries that are not expected to generate a future benefit.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of September 30, 2022.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

Unrecognized tax benefits totaled $1.4 million and $1.5 million as of September 30, 2022 and December 31, 2021. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.4 million and $1.5 million as of September 30, 2022 and December 31, 2021. We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. As of September 30, 2022 and December 31, 2021, we had accrued approximately $0.4 million for interest and penalties.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

11. Inventories

Net inventories as of September 30, 2022 and December 31, 2021 are summarized in the table below:

	September 30, 2022	December 31, 2021
(Dollars in millions)
Raw materials	$264.1	$266.8
Work in process	11.5	12.6
Finished goods	120.9	112.1
	$396.5	$391.5
Less revaluation to LIFO	90.5	77.7
Net	$306.0	$313.8

12. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2022 and December 31, 2021 are summarized in the table below:

	September 30, 2022	December 31, 2021
(Dollars in millions)
Land	$13.7	$15.2
Buildings	73.1	75.8
Machinery and equipment	888.9	836.8
	$975.7	$927.8
Less accumulated depreciation	448.5	438.7
Net	$527.2	$489.1

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

With respect to our defined benefit pension plan in the United Kingdom, in 2021 we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of our defined benefit pension plan in the United Kingdom, but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort is expected to be completed in mid-2023 at which time the pension obligation will be irrevocably settled. Upon that event, we will recognize a pre-tax pension settlement loss of approximately $22 million.

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

The following table provides the components of net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Service cost	$0.3	$0.4	$0.9	$1.1
Interest cost	1.4	1.1	4.3	3.8
Expected return on plan assets	(1.9)	(1.8)	(5.8)	(5.5)
Amortization of net loss	0.4	0.4	1.3	1.1
Net periodic benefit cost	$0.2	$0.1	$0.7	$0.5
Defined contribution plan expense	$2.2	$1.9	$7.0	$6.5

14. Debt

Debt as of September 30, 2022 and December 31, 2021 was as follows:

	Weighted Average Interest Rate	Maturity	September 30, 2022	December 31, 2021
(Dollars in millions)
Term Loan	2.38%	─	$0.0	$2.0
Revolving Credit Facility	2.38%	─	0.0	287.1
Revolving Credit Facility	5.16%	2027	326.8	0.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Debt			826.8	789.1
Less short-term debt and current maturities of long-term debt			0.0	2.0
Less unamortized debt issuance costs			8.1	5.6
Long-term debt			$818.7	$781.5

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

As of September 30, 2022, we had approximately $400 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2022, $7.8 million of commitments were utilized by outstanding undrawn letters of credit.

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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Asset retirement obligation at beginning of year	$13.2	$19.8
Accretion expense	0.8	1.0
Revision in estimated cash flows	3.3	(0.3)
Cash expenditures	(0.6)	(7.3)
Currency translation	(0.2)	0.0
Balance at end of period	$16.5	$13.2

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $7.1 million and $21.8 million during the three and nine months ended September 30, 2022, respectively, and $7.5 million and $22.8 million during the three and nine months ended September 30, 2021, respectively. Variable lease costs were $0.9 million and $2.2 million during the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.7 million during the three and nine months ended September 30, 2021, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of September 30, 2022:

(Dollars in millions)
2022	$7.0
2023	23.7
2024	19.9
2025	16.2
2026	11.9
Thereafter	29.5
Total lease payments	$108.2
Less: Interest	(22.6)
Present value of lease liabilities	$85.6

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30,	December 31,
	2022	2021
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$84.6	$91.2
Current operating lease liabilities	$19.4	$21.3
Operating lease liabilities	66.2	70.3
Total operating lease liabilities	$85.6	$91.6
Weighted average remaining lease term, in years	5.7	5.8
Weighted average discount rate	7.3%	7.4%

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. A derivative instrument's fair value is determined using significant other observable inputs, a Level 2 fair value measurement. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability on the consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations.

As of September 30, 2022 and December 31, 2021, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (in Dollars)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(Amounts in millions)
Cash flow hedges	12.1	29.0	$4.4	$53.8
Contracts where hedge accounting was not elected	7.6	6.1	(2.0)	7.1
Total	19.7	35.1	$2.4	$60.9

As of September 30, 2022 and December 31, 2021, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	September 30, 2022	December 31, 2021
(Dollars in millions)
Derivative contracts	$3.4	$60.9
Accrued liabilities	(0.4)	0.0
Other long-term liabilities	(0.6)	0.0
Net asset on balance sheet	$2.4	$60.9
Accumulated other comprehensive gain, net of tax	$3.7	$40.6

We estimate that $3.9 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive (loss) income into earnings over the next twelve months.

See Note 6 – “Comprehensive (Loss) Income and Equity”, for amounts recorded in other comprehensive loss and for amounts reclassified from accumulated other comprehensive loss into net income for the periods specified below.

For the three and nine months ended September 30, 2022 and 2021, the unrealized (loss) gain from contracts where hedge accounting was not elected is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
(Loss) from contracts where hedge accounting was not elected	(1.9)	(4.4)	(9.0)	(2.7)

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income.

As of September 30, 2022 and December 31, 2021, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	September 30, 2022	December 31, 2021
(Dollars in millions)
Derivative contracts	$0.0	$0.1
Accrued liabilities	(0.8)	(0.4)
Net liability on balance sheet	$(0.8)	$(0.3)

As of September 30, 2022 and December 31, 2021, the net currency units outstanding for these contracts were:

	September 30, 2022	December 31, 2021
(In millions)
United States Dollars	USD 11.7	USD 21.4

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 53 plaintiffs in 28 cases pending as of September 30, 2022, compared to 59 plaintiffs in 31 cases pending as of December 31, 2021. As of September 30, 2022, there were 27 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 28 pending cases seek to recover compensatory damages. Plaintiffs in 24 of those cases also seek to recover punitive damages. The plaintiffs in the 27 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Additionally, Koppers Inc. is involved in two separate matters involving natural resource damages at the Portland Harbor site. One matter involves claims by the trustees to recover damages based upon an assessment of damages to natural resources caused by the releases of hazardous substances to the Willamette River. The assessment serves as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. Koppers Inc. has been engaged in a process to resolve its natural resource damage liabilities for the assessment area. A second matter involves a lawsuit filed in January 2017 by the Yakama Nation in Oregon federal court. Yakama Nation seeks recovery for response costs and the costs of assessing injury to natural resources in waterways beyond the current assessment area. Following the most recent court rulings, the Yakama Nation case has been stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter stating that it may be a PRP at the Newark Bay CERCLA site. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.3 million as of September 30, 2022. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2022, our estimated environmental remediation liability for these acquired sites totals $3.9 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2022, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.4 million and $2.8 million are classified as current liabilities as of September 30, 2022 and December 31, 2021:

	Period ended
	September 30, 2022	December 31, 2021
(Dollars in millions)
Balance at beginning of year	$10.7	$11.0
Expense	0.4	0.3
Reversal of reserves	0.0	(0.1)
Cash expenditures	(0.7)	(0.4)
Currency translation	(0.3)	(0.1)
Balance at end of period	$10.1	$10.7

19. Subsequent Events

In October 2022, we acquired substantially all of the assets of Gross & Janes Co. for approximately $15 million. Gross & Janes, headquartered in Kirkwood, Missouri, is the largest independent supplier of untreated railroad crossties in North America, with operations in Missouri, Arkansas and Texas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; inflation; disruption in the U.S. and global financial markets; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; interest rate and foreign currency rate fluctuations; availability and costs of key raw materials, such as coal tar, and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

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

Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, and the production of aluminum, steel, carbon black, high-strength concrete, plasticizers and specialty chemicals, respectively.

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

Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP financial measures and should be read in conjunction with the relevant GAAP financial measures. Other companies in a similar industry may define or calculate these measures differently than we do, limiting their usefulness as comparative measures. Because of these limitations, these non-GAAP financial measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 22 million to 25 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2021 were approximately 18.3 million, of which 14.2 million were for Class I railroads. Throughout the pandemic, some sawmills were operating at 50 percent or less of their production capacity. Sawmills provide raw materials to several industries beyond the wood crosstie market and as demand and pricing for construction lumber increased significantly throughout 2021 and continuing into 2022, overall crosstie production output thus far has been lower than forecasted, but is beginning to show improvement. Crosstie prices increased significantly as a result of limited supply and railroad customers are deferring their purchases. Given continuing economic uncertainties such as a tight labor market, the RTA is forecasting a slight decrease in 2022 of 0.8 percent, or 18.6 million crossties, primarily from lower Class I volumes while the commercial market is expected to have slightly higher demand levels. In 2023, the outlook reflects a modest overall increase of 1.1 percent, or 18.8 million crossties, with increases from Class I as well as commercial railroads.

According to the Association of American Railroads (“AAR”), rail traffic for the first nine months of 2022 was unfavorable compared with the prior year period. Compared to the prior year, total U.S. carload traffic increased 0.1 percent, while intermodal units declined by 5.1 percent for the year-to-date period through September 30, 2022. The combined U.S. traffic for carloads and intermodal units was lower than the prior year by 2.7 percent. The data reflects that consumers are continuing to shift toward services and away from goods, as well as certain underlying factors that have helped to magnify this trend for railroads. These consist of retailers holding substantial inventories of unsold goods and significantly lower internet buying from its pandemic peak, which negatively impacts replacement demand and rail volumes for packaged goods.

With respect to our utility products business, the installed base for wood distribution poles in the U.S. is approximately 150 million and nearly half of this total are 40 years old. Industry demand has historically been in the range of two million to three million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility pole market include growing global energy consumption as well as expansion of the global telecommunication industry. Generally, utilities need to maintain their infrastructure to avoid interruptions in service due to extreme weather events that are occurring more frequently along with aging electrical grid systems across the U.S. At the same time, the need for digital connectivity remains strong given that portions of the population are continuing to work remotely. As long as there are not any extended supply chain disruptions, we anticipate that 2022 demand for pole replacements will be relatively stable to slightly higher, as the overall industry is trending toward expanded and upgraded transmission networks. In addition, the higher incidence of extreme climate conditions along with a growing frequency of natural disasters including floods, hurricanes, storms, wildfires and tornadoes have affected the industry. As a result, there is a developing trend in the industry for utilities to maintain some additional inventory to prepare for potential damaging climate events.

With respect to raw materials, wood supply remains relatively stable, however we are experiencing pricing pressures based on higher freight and transportation costs. This negatively affects the price of pole material delivered to our pole peeling locations from the forest. As a result of these inflationary factors, we are implementing more real-time price increases to pass on higher costs to end customers.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. In 2022, the market for existing homes seems to be slowing. According to the National Association of Realtors® (“NAR”), total existing-home sales decreased in September by 1.5 percent compared with August and 23.8 percent compared with the prior year, marking eight consecutive months of declines. Three out of the four major U.S. regions experienced month-over-month sales contractions, while the Western region held steady. On a year-over-year basis, sales dropped in all regions. In addition, the housing market is expected to be impacted by rising interest rates and inflation, which in turn, continue to have unfavorable effects on purchasing power.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, home renovation and repair expenditures increased by 17.8 percent year-over-year in the third quarter of 2022. The LIRA projects year-over-year gains in remodeling expenditures to owner-occupied homes will decelerate from 16.1 percent in 2022 to 6.5 percent by the third quarter of 2023. Housing and remodeling markets are slowing from the high growth rates that were driven by the pandemic-induced demand and spending for home improvements will continue to face challenges from declining home sales, rising interest rates, and the increasing costs of contractor labor and building materials. By contrast, the Center’s Remodeling Futures Program steering committee, comprised of executives from leading corporations involved in the housing sector, anticipates that energy-efficiency retrofits incentivized by the Inflation Reduction Act of 2022, as well as disaster repairs and mitigation projects following Hurricane Ian are expected to further support expansion of the home remodeling market to nearly $450 billion in 2023.

The Conference Board Consumer Confidence Index® was 102.5 in October, down from 107.8 in September. The Index decreased in October after back-to-back monthly gains in August and September. Notably, concerns about inflation—which had been receding since July—picked up again, with both gas and food prices serving as main drivers. According to the Conference Board, the decline in confidence suggests that economic growth may be slowing for the remainder of 2022 and recession risks appear to be rising.

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

For the external markets served by our CMC business, we anticipate some slowdown in manufacturing. According to IHS Markit Automotive Group (IHS), the global auto industry continues to be influenced by near-term challenges of navigating ongoing supply chain pressures coupled with economic headwinds. While semiconductor availability has improved, it remains a key factor in the ability to accelerate production growth. Therefore, IHS has adjusted its forecast for macro deterioration and in the longer term, vehicle pricing will be a key consideration and a potential headwind to demand. The IHS forecast update, provided in September 2022, reflects near-to-intermediate term downward revisions, particularly focused on Europe and North America.

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

Results of Operations – Comparison of Three Months Ended September 30, 2022 and 2021

Consolidated Results

Net sales for the three months ended September 30, 2022 and 2021 are summarized by segment in the following table:

	Three Months Ended September 30,
	2022	2021	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$207.7	$186.9	11%
Performance Chemicals	153.1	115.2	33%
Carbon Materials and Chemicals	175.3	122.7	43%
	$536.1	$424.8	26%

RUPS net sales increased by $20.8 million, or 11 percent, compared to the prior year period. The sales increase was largely related to pricing increases across multiple markets, particularly crossties and utility poles, and activity increases in our railroad bridge services business. These increases were offset, in part, by volume decreases in our utility pole business mostly due to capacity and transportation issues driven by the current labor shortage. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.8 million, mainly from our Australian utility pole business.

PC net sales increased by $37.9 million, or 33 percent, compared to the prior year period. The sales increase was primarily due to a 31% volume increase in the Americas and global price increases in the current year period for our copper-based preservatives. In the prior year period, volumes in the Americas decreased as high lumber prices and a temporary change in consumer spending habits tempered customer demand for treated lumber products. The increases were offset, in part, by volume decreases for wood treatment preservatives within our European markets. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $3.3 million.

CMC net sales increased by $52.6 million, or 43 percent, compared to the prior year period due mainly to higher sales prices for carbon pitch, phthalic anhydride, carbon black feedstock and naphthalene driven by strong demand for our products and a higher raw material price environment, partly offset by volume decreases of $8.1 million. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $12.9 million.

Cost of sales as a percentage of net sales was 82 percent for the quarters ended September 30, 2022 and 2021 as global price increases across our businesses have offset an increase in raw material costs, fuel costs, shipping costs and other operating expenses as a result of rising inflation in the current year period.

Depreciation and amortization charges for the quarter ended September 30, 2022 were $3.5 million higher when compared to the prior year period due mainly to an increase in depreciation associated with an asset retirement obligation within our European CMC business.

Selling, general and administrative expenses for the quarter ended September 30, 2022 were $1.1 million lower when compared to the prior year period due mainly to a decrease in self-insured workers compensation and medical liabilities, as well as consulting and other professional services in the current year period.

Interest expense for the quarter ended September 30, 2022 was $1.2 million higher when compared to the prior year period due to higher interest rates.

Income tax expense for the quarter ended September 30, 2022 increased due to higher pre-tax earnings and a higher estimated annual effective income tax rate of 36.1 percent when compared to the prior year period rate of 26.8 percent. This increase in the estimated annual effective income tax rate is attributable to the geographical mix of earnings as well as an increase in the interest expense deduction limitation due to a tax law change that went into effect January 1, 2022.

Segment Results.

Segment adjusted EBITDA and adjusted EBITDA margin for the three months ended September 30, 2022 and 2021 is summarized in the following table:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$15.5	$10.7	45%
Performance Chemicals	16.7	20.2	-17%
Carbon Materials and Chemicals	36.6	22.5	63%
Corporate unallocated	0.0	0.5	-100%
Total Adjusted EBITDA	$68.8	$53.9	28%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	7.5%	5.7%	30%
Performance Chemicals	10.9%	17.5%	-38%
Carbon Materials and Chemicals	20.9%	18.3%	14%
Total Adjusted EBITDA margin	12.8%	12.7%	1%

RUPS adjusted EBITDA increased by $4.8 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 7.5 percent from 5.7 percent in the prior year period and was favorably impacted by improvements in our utility pole and maintenance of way businesses primarily as a result of price increases and favorable absorption, partly offset by higher raw material and operating costs as a result of rising inflation in the current year period.

PC adjusted EBITDA decreased by $3.5 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 10.9 percent from 17.5 percent in the prior year period. Higher overall raw material costs, which were exacerbated by working through higher cost inventory in a falling copper price environment, more than offset higher volumes in the Americas and global price increases.

CMC adjusted EBITDA increased by $14.1 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 20.9 percent from 18.3 percent in the prior year period due to a favorable pricing environment partly offset by an increase in raw material and other operating costs compared to the prior year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $3.1 million.

Results of Operations – Comparison of Nine Months Ended September 30, 2022 and 2021

Consolidated Results

Net sales for the nine months ended September 30, 2022 and 2021 are summarized by segment in the following table:

	Nine Months Ended September 30,
	2022	2021	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$595.3	$574.3	4%
Performance Chemicals	439.1	384.4	14%
Carbon Materials and Chemicals	463.5	314.6	47%
	$1,497.9	$1,273.3	18%

RUPS net sales increased by $21.0 million or four percent compared to the prior year period. The increase was primarily a result of pricing increases across multiple markets, particularly crossties and utility poles, and activity increases in our railroad bridge services business. These increases were offset by volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant. In addition, a decrease in purchasing activity of untreated crossties by our customers during the first half of the current period was a result of decreased supply due to increased demand for lumber driven by strong construction markets. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.2 million, mainly from our Australian utility pole business.

PC net sales increased by $54.7 million or 14 percent compared to the prior year period. The sales increase was primarily due to global price increases in the current year period for most preservatives in our portfolio of products and a 9% volume increase in the Americas. In the prior year period, volumes in the Americas decreased as high lumber prices and a temporary change in consumer spending habits tempered customer demand for treated wood products. The increases were offset, in part, by volume decreases for preservatives within our European markets. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $7.0 million.

CMC net sales increased by $148.9 million or 47 percent compared to the prior year period due mainly to higher sales prices and volumes for carbon pitch and phthalic anhydride, along with higher sales prices for carbon black feedstock and naphthalene driven by strong demand for our products coupled with limited supply in the current year period. Foreign currency changes from our international markets had an unfavorable impact on sales in the current year period of $28.9 million.

Cost of sales as a percentage of net sales was 82 percent for the nine months ended September 30, 2022 compared to 79 percent in the prior year period. Gross margin was unfavorably impacted in the current year period primarily by an increase in raw material costs, fuel costs, shipping costs and other operating expenses across our businesses as a result of inflationary pressures in the current year period that outpaced price increases to our customers especially earlier in the year.

Depreciation and amortization charges for the nine months ended September 30, 2022 were consistent with the prior year period.

Gain on sale of assets for the nine months ended September 30, 2022 was related to the sale of our utility pole treating facility in Sweetwater, Tennessee while the gain on sale of assets for the prior year period was related to the sales of two previously decommissioned plants as described in Note 3 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the nine months ended September 30, 2021 included demolition and other plant closure period costs related to the closure of our Denver, Colorado facility.

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $5.8 million higher when compared to the prior year period due mainly to an increase of $4.1 million in travel, entertainment and advertising expenses and $1.9 million for consulting and other professional services.

Interest expense for the nine months ended September 30, 2022 was $1.8 million higher when compared to the prior year period due to higher interest rates.

Income tax expense for the nine months ended September 30, 2022 increased due to a higher estimated annual effective income tax rate of 36.1 percent when compared to the prior year period rate of 26.8 percent. This increase in the estimated annual effective income tax rate is attributable to the geographical mix of earnings as well as an increase in the interest expense deduction limitation due to a tax law change that went into effect January 1, 2022.

Segment Results.

Segment adjusted EBITDA and adjusted EBITDA margin for the nine months ended September 30, 2022 and 2021 is summarized in the following table:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$40.3	$39.1	3%
Performance Chemicals	57.9	82.5	-30%
Carbon Materials and Chemicals	77.8	51.5	51%
Corporate unallocated	0.0	1.6	-100%
Total Adjusted EBITDA	$176.0	$174.7	1%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.8%	6.8%	-1%
Performance Chemicals	13.2%	21.5%	-39%
Carbon Materials and Chemicals	16.8%	16.4%	3%
Total Adjusted EBITDA margin	11.7%	13.7%	-14%

RUPS adjusted EBITDA increased by $1.2 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales remained at 6.8 percent compared to the prior year period as improvements in our utility pole and maintenance of way businesses, price increases and favorable absorption were substantially offset by higher raw material and operating costs as a result of rising inflation in the current year period.

PC adjusted EBITDA decreased by $24.6 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 13.2 percent from 21.5 percent in the prior year period. Higher overall raw material costs, which were exacerbated by working through higher cost inventory in a falling copper price environment, more than offset global price increases and higher volumes in the Americas.

CMC adjusted EBITDA increased by $26.3 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 16.8 percent from 16.4 percent in the prior year period due to a favorable pricing environment partly offset by an increase in raw material and other operating costs compared to the prior year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $6.5 million. In addition, the prior year period margin was favorably impacted by a $2.9 million insurance recovery.

The following table reconciles net income to adjusted EBITDA on a consolidated basis as calculated by us for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net income	$19.0	$10.0	$49.4	$62.7
Interest expense	11.4	10.2	32.3	30.5
Depreciation and amortization	16.9	13.4	44.5	43.4
Depreciation in impairment and restructuring charges	0.0	0.7	0.0	0.7
Income tax provision	13.2	4.8	29.7	22.4
Discontinued operations	0.0	0.5	0.5	(0.1)
Sub-total	60.5	39.6	156.4	159.6
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs (benefits)(1)	0.3	(0.7)	0.2	4.3
(Gain) on sale of assets	0.0	0.0	(2.5)	(7.8)
LIFO expense	6.1	10.6	12.9	15.8
Mark-to-market commodity hedging losses	1.9	4.4	9.0	2.8
Total adjustments	8.3	14.3	19.6	15.1
Adjusted EBITDA	$68.8	$53.9	$176.0	$174.7

(1) Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities as described in Note 3 – “Plant Closures and Divestitures”.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2022 was $67.4 million compared to net cash provided by operating activities of $59.6 million in the prior year. The increase is primarily the result of lower working capital usage of $5.8 million in the current year period.

Net cash used in investing activities for the nine months ended September 30, 2022 was $75.1 million compared to net cash used in investing activities of $78.7 million in the prior year period driven primarily by capital expenditures. Capital expenditures for both periods include increased investment in growth projects, primarily in our crosstie business, such as the expansion of our RUPS facility in North Little Rock, Arkansas.

Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2022 compared to $28.3 million of net cash provided by financing activities in the prior year. The cash provided by financing activities in the nine months ended September 30, 2022 reflected net borrowings of $37.9 million partly offset by repurchases of common stock, dividends paid and payments of debt issuance costs. The cash provided by financing activities in the prior year period primarily reflected net borrowings of debt of $29.5 million partly offset by repurchases of common stock of $3.3 million related to long-term incentive compensation plans.

Liquidity and Capital Resources

Our Credit Facility is described in Note 14 “Debt.”

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on and repurchases of Koppers Holdings common stock, in an aggregate amount per year not to exceed the greater of $50.0 million in any fiscal year, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and 6.0% of market capitalization. The indenture governing the 2025 Notes restricts Koppers Inc.’s ability to finance our payment of dividends if a default has occurred or would result from such financing, Koppers Inc. is not able to incur additional indebtedness (as defined in the indenture), or the sum of all restricted payments (as defined in the indenture) have exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

At September 30, 2022, the basket totaled $297.5 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Liquidity

As of September 30, 2022, the maximum amount available under the Credit Facility considering restrictions from debt covenants was approximately $400 million. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries as defined by the Credit Facility. At December 31, 2021, the maximum amount available under the previous credit agreement which contained different covenants was approximately $300 million.

Our need for cash in the next twelve months relates primarily to contractual obligations which include acquisitions, debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital maintenance programs, the funding of plant consolidation and rationalizations, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. In addition, we continually monitor debt and capital markets. We may, from time to time, pursue one or more transactions to refinance all or a portion of the 2025 Notes, which may include, among other things, the purchase of 2025 Notes in the open market. We would expect to cancel any 2025 Notes which are purchased. Capital expenditures in 2022, excluding acquisitions, if any, are expected to total approximately $95 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of September 30, 2022, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due. As of September 30, 2021, approximately 75 percent of accounts payable was current, 20 percent was 1-30 days past due and five percent was greater than 30 days past due.

Debt Covenants

The covenants under the Credit Facility, including the following financial covenants, may affect availability of the facility:

•
The total net leverage ratio, calculated as of the last day of each fiscal quarter (commencing with the fiscal quarter ending September 30, 2022), is not permitted to exceed 5.0. The total net leverage ratio as of September 30, 2022 was 3.33.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter (commencing with the fiscal quarter ending September 30, 2022), is not permitted to be less than 2.0. The cash interest coverage ratio as of September 30, 2022 was 5.68.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

Koppers Holdings Inc. (the “Company”) has been cooperating with an investigation by the staff of the Division of Enforcement (the “Division”) of the U.S. Securities and Exchange Commission (“Commission”) into the Company’s public non-GAAP financial metrics disclosures regarding the Company’s debt reduction target and net leverage ratio for Fiscal Year 2019 and the related management of its accounts payable (the “Inquiry”). The Company and several of its current and former officers and employees received subpoenas for information and testimony (the “Subpoenas”), pursuant to a non-public formal order of investigation for the Inquiry dated February 14, 2021.

On November 1, 2022, the Commission announced that it had agreed to accept Koppers’ Offer of Settlement and, pursuant to that settlement, entered an order making findings, which Koppers neither admits nor denies, that Koppers violated Section 17(a)(3) of the Securities Act of 1933, Section 13(a) of the Securities Exchange Act of 1934 and related rules, and Rule 100(b) of Regulation G when it negligently failed to explain in its non-GAAP disclosures in the Company’s 2019 earnings releases, that it was delaying the payment of its non-critical vendors in order to meet its 2019 net debt reduction and net leverage ratio targets and that its short-term debt would increase in the next period. The Commission’s order acknowledges that the Company cooperated with its staff’s investigation and promptly undertook remedial acts, including strengthening policies and procedures relating to its accounts payables and its non-GAAP disclosures, and requires that the Company cease and desist from future violations and pay a civil monetary penalty of $1.3 million. No current or former officers or employees of the Company were the subject of any enforcement action in connection with this matter.

The Company does not anticipate that the resolution of the SEC’s investigation will have any material impact on its operations or its current or any prior period financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1*	Koppers Holdings Inc. Director Deferred Compensation Plan, as amended and restated effective August 3, 2022
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 4, 2022	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)