Form 10-K
period 2022-12-31
Koppers Holdings Inc.
filed 2023-02-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2022 was $458.5 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2023, 20,830,370 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc. 2022 Annual Report

Koppers Holdings Inc. 2022 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any resulting impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook”, “guidance”, “forecast”, “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plan”, “potential”, “intend”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies.

Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

▪
availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper;
▪
the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins;
▪
the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
▪
our ability to operate within the limitations of our debt covenants;
▪
capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations;
▪
general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services;
▪
disruptions and inefficiencies in the supply chain;
▪
potential difficulties in protecting intellectual property;
▪
potential impairment of our goodwill and/or long-lived assets;
▪
the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition;
▪
economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries;
▪
changes in laws, including tax regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
▪
parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
▪
unfavorable resolution of litigation or other legal proceedings against us; and
▪
the other factors set forth under “Risk Factors”; as well as those discussed more fully elsewhere in this Form 10-K.

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

Koppers Holdings Inc. 2022 Annual Report

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

Railroad and Utility Products and Services

Our RUPS business sells treated and untreated wood products, rail joint bars and services primarily to the railroad markets in the United States and Canada and treated wood products and services to the utility markets in the United States and Australia. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. The primary end-markets for RUPS are the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the U.S. and Australian utility industries which utilize wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

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

Koppers Holdings Inc. 2022 Annual Report

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 73 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 78 percent of all crossties produced in the United States and Canada. Approximately 74 percent of our North American RUPS sales are under long-term contracts and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 630 short-line and regional rail lines. This also forms the customer base for our rail joint bar products. The railroad crosstie market trended lower in 2022, with approximately 18.5 million replacement crossties purchased during the year, compared to 18.8 million and 18.7 million purchased during 2021 and 2020, respectively.

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

Performance Chemicals

Our PC business maintains sales and manufacturing capabilities in the United States, Canada, Europe, South America, Australia and New Zealand. The primary products supplied by PC are copper-based wood preservatives, including micronized copper azole (“MicroPro®”), micronized pigments (“MicroShades®”), alkaline copper quaternary, amine copper azole, dichloro-octyl-isothiazolinone (DCOI) and chromated copper arsenate. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and various agricultural uses. Additionally, we are a leading supplier of fire-retardant chemicals (“FlamePro®”) for pressure treatment of wood, primarily in commercial construction, where applicable. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies nine of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the three largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase over 30 million pounds of scrap copper, in addition to other compounds containing copper, our key raw material, which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper prices.

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

Koppers Holdings Inc. 2022 Annual Report

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

For much of the past decade, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In 2014, we embarked on a plan to restructure our CMC operating footprint that reduced our global number of coal tar distillation facilities from the 11 that existed as of January 1, 2014 to three in total as of December 31, 2022. In September 2020, we sold our remaining Chinese distillation facility in operation, Koppers (Jiangsu) Carbon Chemical Company Limited (“KJCC”) located in Pizhou, Jiangsu Province as discussed in Note 5 – “Discontinued Operations”.

Our CMC business has experienced challenges over the past several years due to the closure of aluminum smelters that has occurred in North America, Western Europe and Australia. The smelting of aluminum requires significant amounts of energy, which is a major cost component for the aluminum industry. As a result, new production facilities are being built in regions with low energy costs such as the Middle East, while regions with higher energy costs such as the United States, Western Europe and Australia have seen significant amounts of smelting capacity idled or closed over the last several years.

Our CMC business manufactures the following principal products:

▪
creosote, used in the treatment of wood or as a feedstock in the production of carbon black;
▪
carbon pitch, a critical raw material used in the production of aluminum and steel;
▪
naphthalene, used as a feedstock in the production of phthalic anhydride and as a surfactant in the production of concrete; and
▪
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

In the United States, our primary coal tar raw material supply contracts generally have terms ranging from three to ten years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately two years, extending indefinitely thereafter unless terminated by a one-year advance notice, and contains formula-based tar pricing. Finally, our primary Australian supply contracts have terms up to ten years and contain formula-based pricing which is adjusted on an annual or semi-annual basis.

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

Koppers Holdings Inc. 2022 Annual Report

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

Employees and Employee Relations

As of December 31, 2022, we had 961 salaried employees and 1,158 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	362	785	1,147
Performance Chemicals	231	168	399
Carbon Materials and Chemicals	222	198	420
Administration	146	7	153
Total Employees	961	1,158	2,119

Approximately 378 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at three of our facilities covering approximately 126 employees are scheduled to expire during 2023.

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

Koppers Holdings Inc. 2022 Annual Report

Talent Attraction and Retention

Our talented employees are a critical element to make our business successful, so it is essential that we position them for success. It is also important that we continue attracting top talent to our workforce. Our Culture and Engagement team leads these efforts to attract, retain and develop our employees and has created various programs to enhance the skill set of our workforce. Recognizing the importance of a consistent and comprehensive onboarding and safety training experience for new hires across our facility footprint, we have a web-based training program to ensure every employee receives a consistent message from the start of their employment. The program includes videos detailing our company and our primary business lines as well as a new hire information packet that contains information on employee programs, services, benefits and more.

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

Inclusion and Diversity

We support an inclusive and diverse work environment across our company through a range of strategic programs. Our internal processes and programs target inclusion and diversity as a key area of importance and externally we place emphasis on the topic during philanthropic activities. Our global inclusion and diversity initiative focuses on supporting our strategy to be an employer of choice, and helps to ensure that all employees feel they are heard and valued to harness the power of an engaged workforce.

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

Koppers Holdings Inc. 2022 Annual Report

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

Environmental, Social and Governance Matters

Corporate social responsibility, which we view as our obligations to people and the environment and our commitment to maintaining good corporate governance processes, has been a part of our culture for many years. We believe this culture, supported by a spirit of collaboration and innovation, allows us to decrease our impact on the environment and create value for all of our stakeholders. We published our first Corporate Social Responsibility report (CSR) in 2008 and our historical CSR reports are available on www.koppers.com/pages/sustainability. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

We have established a governance structure to support and develop our sustainability practices. The Sustainability Committee of the board of directors provides oversight of our programs. Management provides direction through its Leadership Council, chaired by the CEO. Our Sustainability Steering Committee provides guidance on goals and programs designed to improve our performance against those expectations.

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

▪
Collaboration – Communication across our global footprint drives our efforts. All Koppers employees take part in safety training programs and provide direct feedback to leadership as part of the company’s annual engagement survey.
▪
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

Koppers Holdings Inc. 2022 Annual Report

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

Our Leadership Council which consists of 11 members of senior management is responsible for directing the development and implementation of the company's strategic plan and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – Financials & Filings – SEC Filings as soon as reasonably practicable after such filings are made with the Securities and Exchange Commission. The contents of our Internet site are not incorporated by reference into this document.

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

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:

▪
The availability and cost of lumber are critical elements in our production of railroad crossties, utility poles and other related wood products for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future or be able to pass on higher raw material costs to our customers.
▪
The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden price changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.
▪
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

Koppers Holdings Inc. 2022 Annual Report

▪
The primary raw material used by our CMC business is coal tar, a by-product of coke production. Currently, our CMC business supplies our North American RUPS business with 100 percent of its creosote requirements. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar or creosote imports to meet future creosote demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers.
▪
In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in reduced profitability for our coal tar-based products.
▪
Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship with phthalic anhydride; however, during periods of excess supplies of phthalic anhydride, profitability may be reduced despite high levels for orthoxylene prices.
▪
Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as orthoxylene, or market indices derived from crude oil.
▪
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

As of December 31, 2022, we had total outstanding debt of $825.3 million, and approximately $412.0 million of additional unused borrowing capacity under our $800.0 million revolving credit agreement (the "Credit Facility") with a consortium of banks which replaced our previous $600.0 million senior secured revolving credit facility and $100.0 million secured term loan facility (the latter having been fully repaid as of March 31, 2022). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Senior Notes due 2025 (the “2025 Notes”) and the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. Our high level of debt can result and in the past has resulted in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, including paying our vendors within agreed upon terms, capital expenditures, and business opportunities.

A high level of indebtedness could have other adverse consequences to us, including:

▪
making it more difficult for us to make payments on our debt;
▪
increasing our vulnerability to general economic and industry conditions;
▪
exposing us to the risk of increased interest rates as certain of our borrowings under our Credit Facility are at variable rates;
▪
restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
▪
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
▪
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

▪
incur additional debt;
▪
pay dividends or distributions on our capital stock or repurchase our capital stock;

Koppers Holdings Inc. 2022 Annual Report

▪
issue stock of subsidiaries;
▪
make certain distributions;
▪
make certain investments;
▪
create liens on our assets to secure debt;
▪
enter into transactions with affiliates;
▪
modify material documents (including organizational documents);
▪
make certain acquisitions;
▪
merge or consolidate with another company; and
▪
sell or otherwise transfer assets.

In addition, under the Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and we are required to maintain a specified minimum cash interest coverage ratio and a maximum total net leverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such a declaration by the lenders under our Credit Facility would also constitute an event of default under our 2025 Notes. Similarly, a default under our 2025 Notes could also constitute an event of default under our Credit Facility.

Finally, the terms of the Credit Facility contain a springing maturity in the event we do not refinance or repurchase our 2025 Notes. The maturity date of the Credit Facility is currently June 17, 2027; however that could be accelerated if the 2025 Notes are not repurchased, redeemed or refinanced prior to November 15, 2024.

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

▪
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

Koppers Holdings Inc. 2022 Annual Report

▪
The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies, where we have historically enjoyed high market shares, to emerging economies.
▪
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

Although no one customer accounted for more than six percent of our net sales for the year ended December 31, 2022, our top ten customers accounted for approximately 39 percent of our net sales in the aggregate. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related use, storage and transportation of raw materials, products and wastes in our manufacturing facilities and our distribution centers, such as fires, explosions and accidents that could lead to a suspension or interruption of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our Company as a whole. Other hazards include the following:

▪
piping and storage tank leaks and ruptures;
▪
mechanical failure;
▪
exposure to hazardous substances; and
▪
chemical spills and other discharges or releases of toxic or hazardous wastes, substances or gases.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:

▪
the treatment, storage and disposal of wastes;
▪
the investigation and remediation of contaminated soil and groundwater;
▪
the discharge of effluents into waterways;

Koppers Holdings Inc. 2022 Annual Report

▪
the emission of substances into the air;
▪
the marketing, sale, use and registration of our chemical products, such as creosote, chromated copper arsenate and MicroPro®;
▪
the U.S. Environmental Protection Agency’s regulation under the Federal Insecticide, Fungicide, and Rodenticide Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in the United States;
▪
the Health Canada Pest Management Regulatory Agency and its Pest Control Products Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in Canada;
▪
the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the European Union in quantities of one ton per year or more to register with a central European Chemicals Agency;
▪
the European Union’s regulation under the Biocidal Products Regulation, which requires a biocidal product to be authorized by the European Chemicals Agency before it can be marketed or used in the European Union;
▪
the Great Britain Biocidal Products Regulation, which requires a biocidal product to be authorized before it can be marketed or used in Great Britain; and
▪
other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remediation obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2022 were $10.9 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2023 are expected to total approximately $16 million and are expected to be funded by operations.

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

Koppers Holdings Inc. 2022 Annual Report

In Australia, the National Greenhouse and Energy Reporting Scheme requires large volume emitters (such as Koppers) to report carbon emissions and energy use to the government annually and, if they exceed certain thresholds, the ‘Safeguard Mechanism’ requires facilities to set an emissions baseline and purchase certificates if they exceed that baseline. Although Koppers does not currently exceed the threshold for the Safeguard Mechanism (100,000 TCO2e scope 1 emissions), it is foreseeable that the government could lower the threshold in the future. At the state level in Australia, the New South Wales Environment Protection Authority released its draft Climate Change Policy and Action Plan, which proposes to introduce greenhouse gas emission targets and limits on environment protection licenses – this is currently in an industry/public consultation phase. During 2022, the Australian Competition and Consumer Commission and the Australian Securities and Investments Commission both announced they would be increasing monitoring of, and penalties for, misleading statements in relation to net zero commitments.

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

Koppers Holdings Inc. 2022 Annual Report

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

Without Beazer East continuing to assume the financial responsibility under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income, liquidity and cash flows. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to environmental matters covered by the Indemnity, which could result in our having significant negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

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

Koppers Holdings Inc. 2022 Annual Report

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

At December 31, 2022, the net carrying value of long-lived assets (property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets) totaled $1,053.7 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

We are subject to risks inherent in foreign operations, including additional legal regulation, and changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2022, net sales from products sold by our foreign subsidiaries accounted for approximately 33 percent of our total net sales.

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

For example, some of our operations are subject to the United Kingdom’s and European Union’s General Data Protection Regulation (“GDPR”). The GDPR imposes a range of compliance obligations for companies that process personal data of United Kingdom and European Union residents and includes financial penalties for non-compliance. We process personal data of our employees who are United Kingdom or European Union residents and will continue dedicating financial resources and management time to GDPR compliance. We bear the cost of compliance with the GDPR and are subject to fines and penalties in the event of a breach of the GDPR, which could have an adverse impact on our business, financial condition or results of operations.

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

Koppers Holdings Inc. 2022 Annual Report

Geopolitical events and the risk of related government actions affecting our business and our customers or raw material suppliers may adversely impact our business, results of operations and cash flows.

Geopolitical events, such as systemic political or economic instability, civil unrest, outbreak of war or expansion of hostilities or acts of terrorism, whether occurring in the United States or abroad, could disrupt our operations or the operations of one or more of our raw material suppliers or customers, or could severely damage or destroy one or more of our facilities located in the affected areas, which could in turn adversely affect our ability to obtain raw materials from our suppliers or transport products to our customers. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Further, the United States government, other governments or international organizations could impose sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include raw material suppliers or customers. For example, due to the Russian invasion of Ukraine, our European-based CMC business lost a substantial portion of its coal tar requirements that were previously sourced from the Russian Federation and Ukraine. Geopolitical events further impacting these countries, or other countries from which we source raw materials or where our facilities or customers are located, could adversely affect the impacted business segments. Any such occurrence could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

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

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced increased labor shortages at some of our production facilities and other locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, unemployment subsidies, including unemployment benefits, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our workforce have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

Our post-retirement obligations are currently underfunded. We may be required to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2022, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $29.6 million. Our pension asset funding to total pension obligation ratio was 81 percent as of December 31, 2022. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which decreased the discounted pension liabilities. In addition, our obligations for other post-retirement benefit obligations are unfunded and total $6.0 million at December 31, 2022.

During the years ended December 31, 2022 and December 31, 2021, we contributed $1.6 million and $2.8 million, respectively, to our post-retirement benefit plans. Management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

Koppers Holdings Inc. 2022 Annual Report

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

Koppers Holdings Inc. 2022 Annual Report

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in our Credit Facility. Our ability to pay dividends is also limited by the indenture governing the 2025 Notes as well as Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to receive a contribution to any such liability from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

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

▪
Our shareholders will be able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.
▪
Under Pennsylvania law, cumulative voting rights are available to the holders of our common stock if our Articles of Incorporation have not negated cumulative voting. Our Articles of Incorporation provide that our shareholders do not have the right to cumulative votes in the election of directors.
▪
Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. The Articles of Incorporation also provide that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.
▪
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

Koppers Holdings Inc. 2022 Annual Report

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

Health concerns arising from the outbreak of a health epidemic or pandemic may have an adverse effect on our business, operating results and financial condition.

Health epidemics or pandemics may have a significant impact on global markets as a result of supply chain and production disruptions, workforce restrictions, reduced spending and other factors. Our operating results are subject to fluctuations based on general economic conditions, and the extent to which a health epidemic or pandemic ultimately may impact our business will depend on future developments, such as the efficacy of spread prevention measures and new vaccines, the duration of the outbreak and business closures or business disruptions for us, our suppliers and our customers, all of which are highly uncertain and cannot be predicted with confidence.

Any resulting financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable, which would negatively impact our results of operations, cash flows and liquidity. A health epidemic or pandemic also could have a material impact on our ability to obtain the raw materials and parts that we need in order to manufacture our products as our suppliers face disruptions in their businesses or closures. If our suppliers fail to meet our manufacturing needs, it could delay our production and shipments to customers and negatively affect our operations, cash flows and liquidity.

To the extent a future health epidemic or pandemic adversely affects our business and financial results, it also may have the effect of increasing many of the other risks described herein.

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

Koppers Holdings Inc. 2022 Annual Report

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

Our success is dependent on the management, experience and leadership skills of our senior management team and key employees. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management and key personnel or to attract additional qualified personnel when needed. Senior management or key personnel may retire or resign from time to time.

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

▪
actual or anticipated fluctuations in our operating results or future prospects;
▪
the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
▪
strategic actions by us or our competitors, such as acquisitions or restructurings;
▪
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
▪
changes in accounting standards, policies, guidance, interpretations or principles;
▪
adverse conditions in the financial markets or general economic conditions, including those resulting from war, pandemic, incidents of terrorism and responses to such events;
▪
sales of common stock by us, members of our management team or a significant shareholder;
▪
changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable companies; and
▪
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

Koppers Holdings Inc. 2022 Annual Report

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc. 2022 Annual Report

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Railroad crossties	Camden, Arkansas	Owned/Leased
Railroad crosstie materials recovery	Domino, Texas	Leased
Utility poles	Eutawville, South Carolina	Owned
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Utility poles	Grafton, New South Wales, Australia	Owned
Railroad crossties	Guthrie, Kentucky	Owned
Rail joint bars	Huntington, West Virginia	Leased
Railroad crosstie materials recovery	L’Anse, Michigan	Leased
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Railroad structures	Madison, Wisconsin	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties and utility poles	Somerville, Texas	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned
Railroad crossties	Williamsville, Missouri	Owned

Performance Chemicals
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products, phthalic anhydride	Stickney, Illinois	Owned

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2028. We also own office space in Griffin, Georgia.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and other proceedings relating to environmental laws and regulations, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 19 to the Consolidated Financial Statements of Koppers Holdings Inc. included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Koppers Holdings Inc. 2022 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 27, 2023. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	42	General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	54	President, Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	62	Global Vice President, Zero Harm, Koppers Inc.
Leslie S. Hyde	62	Senior Vice President and Chief Sustainability Officer, Koppers Inc.
Stephen G. Lucas	57	Vice President, Culture and Engagement, Koppers Inc.
Bradley A. Pearce	56	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
Daniel J. Skrovanek	61	Vice President, Growth and Innovation, Koppers Inc.
Jimmi Sue Smith	50	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
James A. Sullivan	59	Executive Vice President and Chief Operating Officer, Koppers Holdings Inc. and Koppers Inc.
Kevin Washington	54	Vice President, External Affairs, Koppers Inc.

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

Mr. Lucas has served as Vice President, Culture and Engagement, Koppers Inc. since April 2022. Prior to joining Koppers, from July 2014 to April 2022, Mr. Lucas served as Vice President, Human Resources of AMETEK, Inc., a publicly traded manufacturer of electronic instruments and electromechanical devices.

Mr. Pearce has served as Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc. since May 2019. From April 2008 to April 2019, Mr. Pearce served as Director, Corporate Control and Taxes, Koppers Inc.

Mr. Skrovanek has served as Vice President, Growth and Innovation, Koppers Inc. since March 2022. From January 2020 to March 2022, Mr. Skrovanek served as Vice President, Purchasing and Strategic Marketing, Koppers Inc. From April 2018 to December 2019, Mr. Skrovanek served as Vice President, Railroad Maintenance of Way. From December 2016 to March 2018, Mr. Skrovanek served as Head of Strategic Initiatives, Koppers Inc.

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

Koppers Holdings Inc. 2022 Annual Report

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

Mr. Washington has served as Vice President, External Affairs, Koppers Inc. since June 2022. Prior to joining Koppers, from October 2012 to June 2022, Mr. Washington served as Head of Government Affairs of Illinois Tool Works Inc., a publicly traded manufacturer of industrial products and equipment.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol “KOP”.

The number of registered holders of Koppers common stock at January 31, 2023 was 79.

Dividend Policy

Our dividend policy provides for quarterly dividends, payable at the discretion of our board of directors. Dividends will be considered if cash generated by our business is in excess of our expected cash needs. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, acquisitions, taxes and certain other costs. On an annual basis we expect to pay dividends, if declared, with cash flow from operations, but, due to seasonal or other temporary fluctuations in cash flow, we may from time to time use temporary short-term borrowings to pay quarterly dividends.

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Accordingly, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. On February 15, 2023, the board of directors declared a quarterly dividend of $0.06 cents per common share, payable on March 27, 2023 to shareholders of record as of March 10, 2023. Prior to February 2022, we had not declared a dividend since November 2014. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
October 1 – October 31	0	$0.00	0	$76.9
November 1 – November 30	172,721	$28.87	172,721	$71.9
December 1 – December 31	0	$0.00	0	$71.9
Total	172,721	$28.87	172,721	$71.9
(1)
On August 6, 2021, we announced the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Koppers Holdings Inc. 2022 Annual Report

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

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 18 million to 22 million crossties annually. However, the crosstie replacement market has been significantly lower in recent years. According to the Railway Tie Association (“RTA”), the estimated total crosstie installations in 2022 were approximately 18.6 million, of which 14.3 million were for Class I railroads. Throughout the pandemic, some sawmills were operating at 50 percent or less of their production capacity. Sawmills provide raw materials to several industries beyond the wood crosstie market and as demand and pricing for pallet and flooring lumber increased significantly during the beginning of 2021, overall crosstie production output was lower than forecasted. Crosstie prices increased significantly as a result of limited supply and railroad customers were deferring their purchases. Given continuing economic uncertainties, the RTA is forecasting a modest increase of 1.1 percent, or 18.8 million crossties, in 2023, primarily from the commercial market while Class I volumes are expected to remain at relatively similar demand levels.

Koppers Holdings Inc. 2022 Annual Report

According to the Association of American Railroads (“AAR”), rail traffic in 2022 was lower than in 2021 for most categories. Compared to prior year, total U.S. carload traffic for 2022 was down 0.3 percent, and intermodal units were down 4.9 percent. For 2022, total combined U.S. traffic decreased by 2.8 percent compared to last year. According to the AAR, rail markets are ever evolving. There was solid growth in coal carloads in 2022, largely because higher natural gas prices made coal-fired electricity generation more competitive. However, higher natural gas prices, along with other market disruptors, negatively impacted rail chemical volumes since natural gas is a key raw material for chemical manufacturing. Also, grain carloads were slightly higher in 2022 than the annual average over the past decade, but decreased year-over-year from 2021, which was the best year for grain carloads since 2008. Meanwhile, intermodal volumes in 2022 were relatively strong, but down from an even stronger 2021.

With respect to our utility products business, the installed base for wood distribution poles in the United States is approximately 150 million and nearly half are 40 years old. Industry demand has historically been in the range of approximately two to four million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility pole market include growing global energy consumption as well as expansion of the global telecommunication industry. Now more than ever, utilities need to maintain their infrastructure to avoid interruptions in service as portions of the population work remotely. As long as there are not any extended supply chain disruptions, we anticipate that 2023 demand for pole replacements will be higher, as the overall industry is trending toward expanded and upgraded transmission networks. In addition, there is a developing trend in the industry for utilities to maintain some additional inventory to prepare for potentially damaging storms.

With respect to raw materials, we expect the availability of pole supply to be affected as lumber continues to be in high demand for other uses and, consequently, leads to increased costs for pole material. Also, transportation costs, which include fuel costs, are expected to experience some upward pressure and affect the price of pole material delivered to the pole peelers from the forest.

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

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 14 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. Actions we have taken over the past three years include the sale of our Sweetwater, Tennessee plant, exiting the Texas Electric Cooperatives’ Jasper, Texas facility and relocating the production of utility products to our existing Somerville, Texas plant and the permanent closure of our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which would be primarily funded through proceeds from the sale of non-core assets, including the Denver facility.

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

Koppers Holdings Inc. 2022 Annual Report

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. According to the National Association of Realtors® (“NAR”), total existing-home sales in December were 1.5 percent lower than November, representing the eleventh consecutive month of decline. Three of the four major U.S. regions recorded month-over-month decreases, while sales in the West were unchanged. On a year-over-year basis, December existing home sales were lower by 34 percent, with all regions reporting declines. While December was another difficult month for home buyers due to limited inventory and high mortgage rates, the NAR expects that sales will begin to show improvements as recent declines in rates should help to stabilize the market. This sentiment is supported by December’s pending home sales data, a forward-looking indicator of home sales based on contract signings, which increased month-over-month for the first time since May 2022, following six consecutive months of declines.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, there was 16.3 percent year-over-year growth in home renovation and repair expenditures in the fourth quarter of 2022. According to LIRA, expenditures for home improvements and repairs are forecasted to decelerate throughout 2023, going from 14.1 percent in the first quarter to 2.6 percent by the end of the year. Generally, homeowners are likely to pull back on high-end discretionary projects and instead focus their spending on necessary replacements and smaller projects in the immediate future. Although the pace of expenditures is expected to slow substantially this year, new benchmark data from the American Housing Survey has recalibrated the overall market size. As a result, the remodeling market is expected to increase in 2023 by approximately $45 billion, or 10.2 percent, to $485 billion.

The Conference Board Consumer Confidence Index® increased to 108.3 in December, significantly higher than 101.4 in November. Consumer confidence rebounded in December, reversing consecutive declines in October and November to reach its highest level since April 2022. Consumers are indicating a more favorable view regarding the economy and jobs, and inflation expectations in December were at their lowest level since September 2021, primarily due to recent declines in gas prices.

Although the market data and projections for home improvements are continually changing, we anticipate ongoing demand for residential treated wood and businesses in the residential renovation market indicate a positive outlook.

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

For the external markets served by our CMC business, we anticipate relative stability in manufacturing overall as well as in the steel, aluminum and carbon black industries. According to IHS Markit Automotive Group (IHS), U.S. light vehicle production levels are forecasted to increase even as economic conditions are expected to deteriorate. The advancing production levels, along with reports of sustained retail order books, recovering stock of vehicles, and a fleet sector that remains low on product should provide some benefits to automotive demand levels. For 2023, IHS projects U.S. production volumes of 14.8 million units, a seven percent increase from the estimated 2022 production level.

Globally, the auto industry continues to navigate supply chain challenges while impacted by several markets facing deteriorating economic conditions and fading pent-up demand. As the ongoing issue of semiconductor availability continues to be addressed, the global light vehicle market is expected to cautiously recover and vehicle sales are anticipated to reach nearly 83.6 million units in 2023, a 5.6 percent increase year-over-year.

Koppers Holdings Inc. 2022 Annual Report

Results of Operations – Comparison of Years Ended December 31, 2022 and December 31, 2021

Consolidated Results

Net sales for the years ended December 31, 2022 and 2021 are summarized by segment in the following table:

	Year Ended December 31,
	2022	2021	Net Change
(Dollars in millions)
Railroad and Utility Products and Services	$788.3	$729.9	8%
Performance Chemicals	579.9	503.3	15%
Carbon Materials and Chemicals	612.3	445.4	37%
	$1,980.5	$1,678.6	18%

RUPS net sales for the year ended December 31, 2022 increased by $58.4 million, or eight percent, compared to the prior year. The increase was primarily a result of pricing increases across multiple markets, particularly crossties and utility poles, volume increases in our commercial crosstie business and activity increases in our railroad bridge services business. These increases were offset by volume decreases in our utility pole business due to transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant. In addition, a decrease in purchasing activity of untreated crossties by our customers during the first half of the year was a result of decreased supply due to increased demand for lumber driven by strong construction markets. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $3.3 million, mainly from our Australian utility pole business.

PC net sales for the year ended December 31, 2022 increased by $76.6 million, or 15 percent, compared to the prior year. The sales increase was primarily due to global price increases in the current year for most preservatives in our portfolio of products and an 11.3 percent volume increase in the Americas. In the prior year period, volumes in the Americas decreased as high lumber prices and a temporary change in consumer spending habits tempered customer demand for treated wood products. The increases were offset, in part, by volume decreases for preservatives within our European markets. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $10.1 million.

CMC net sales for the year ended December 31, 2022 increased by $166.9 million, or 37 percent, compared to the prior year due mainly to higher sales prices for carbon pitch, chemicals and distillates driven by strong demand for our products coupled with limited supply in the current year. Foreign currency changes from our international markets had an unfavorable impact on sales in the current year of $38.2 million and, while demand was strong, sales volumes, primarily in pitch and distillates, had an unfavorable impact in the current year of $18.2 million compared to the prior year.

Cost of sales as a percentage of net sales was 83 percent for the year ended December 31, 2022, compared to 80 percent in the prior year. Gross margin was unfavorably impacted in the current year period primarily by an increase in raw material costs, fuel costs, shipping costs and other operating expenses across our businesses as a result of inflationary pressures in the current year period that outpaced price increases to our customers especially earlier in the year.

Depreciation and amortization charges for the year ended December 31, 2022 were consistent with the prior year period.

Gain on sale of assets for the year ended December 31, 2022 was related to the sale of our utility pole treating facility in Sweetwater, Tennessee while the gain on sale of assets for the prior year period was related to the sales of two previously decommissioned plants as described in Note 4 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the year ended December 31, 2021 included demolition and other plant closure period costs related to the closure of our Denver, Colorado facility.

Selling, general and administrative expenses for the year ended December 31, 2022 were $4.4 million higher when compared to the prior year period due mainly to an increase of $5.8 million in travel, entertainment and advertising expenses and $1.9 million for consulting and other professional services, partially offset by favorable insurance claims and compensation related costs during the current year. Selling, general and administrative expenses as a percentage of sales decreased to 7.7 percent from 8.9 percent in the prior year.

Interest expense for the year ended December 31, 2022 was $4.3 million higher when compared to the prior year period due to higher interest rates.

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2022 and 2021 was 33.1 percent and 28.8 percent, respectively. This increase in the estimated annual effective income tax rate is attributable to a shift in the geographical mix of earnings from domestic to foreign sources in 2022.

Koppers Holdings Inc. 2022 Annual Report

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2022 and 2021 are summarized in the following table:

	Year Ended December 31,
(amounts in millions)	2022	2021	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$53.6	$45.4	18%
Performance Chemicals	75.5	101.8	-26%
Carbon Materials and Chemicals	99.0	76.3	30%
Total Adjusted EBITDA	$228.1	$223.5	2%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	6.8%	6.2%	0.6%
Performance Chemicals	13.0%	20.2%	-7.2%
Carbon Materials and Chemicals	16.2%	17.1%	-1.0%
Total Adjusted EBITDA margin	11.5%	13.3%	-1.8%

RUPS adjusted EBITDA increased by $8.2 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales increased to 6.8 percent from 6.2 percent in the prior year period due to price increases and favorable absorption in our utility pole business and improvements in our maintenance of way businesses, partially offset by higher raw material and operating costs across the segment as a result of rising inflation in the current year period.

PC adjusted EBITDA decreased by $26.3 million compared to the prior year. Adjusted EBITDA as a percentage of net sales decreased to 13.0 percent from 20.2 percent in the prior year period. Higher overall raw material costs, which were exacerbated by working through higher cost inventory in a falling copper price environment, more than offset global price increases and higher volumes in the Americas.

CMC adjusted EBITDA increased by $22.7 million compared to the prior year. Adjusted EBITDA as a percentage of net sales decreased to 16.2 percent from 17.1 percent in the prior year period due to an increase in raw material and other operating costs partly offset by a favorable pricing environment compared to the prior year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $10.0 million. In addition, the prior year period margin was favorably impacted by a $2.9 million insurance recovery.

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

RUPS net sales for the year ended December 31, 2021 decreased by $29.2 million, or four percent, compared to the prior year. The sales decrease was primarily related to volume decreases in our utility pole business as of result of transitioning production from the Texas Electric Cooperatives’ Jasper, Texas plant to our Somerville, Texas plant along with volume decreases in the commercial crosstie market and volume decreases of untreated crossties for our Class I customers. Increased demand for lumber driven by strong construction markets resulted in decreased purchasing activity of untreated crossties by our customers during 2021. These decreases were offset, in part, by pricing increases in various markets within the segment and volume increases in our maintenance-of-way and crosstie disposal businesses. Foreign currency changes compared to the prior year period had a favorable impact on sales in 2021 of $3.5 million, mainly from our Australian utility pole business.

PC net sales for the year ended December 31, 2021 decreased by $23.0 million, or four percent, compared to the prior year. The sales decrease was primarily due to volume decreases for preservatives in North America as high lumber prices and a return to normal consumer spending habits have tempered customer demand compared to extremely high levels of pandemic-fueled demand in 2020. The decreases were offset, in part, by higher demand for preservatives in our international markets resulting from continued pent-up demand after the lifting of earlier restrictions associated with the pandemic. PC also benefited from pricing increases in 2021 for our copper-based preservatives. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in 2021 of $7.2 million.

Koppers Holdings Inc. 2022 Annual Report

CMC net sales for the year ended December 31, 2021 increased by $61.7 million, or 16 percent, compared to the prior year due mainly to higher sales prices for carbon pitch, distillates and chemicals in 2021. Foreign currency translation also had a favorable impact on sales in 2021 of $11.3 million, mainly from our Australian and European markets. These increases were offset, in part, by lower sales volumes of carbon pitch and phthalic anhydride.

Cost of sales as a percentage of net sales was 80 percent for the year ended December 31, 2021, compared to 78 percent in the prior year. Gross margin was unfavorably impacted in 2021 primarily by an increase in raw material costs along with total LIFO expense of $28.2 million compared to the prior year period which was favorably impacted by a LIFO benefit of $13.7 million.

Depreciation and amortization charges for the year ended December 31, 2021 were $3.6 million higher when compared to the prior year period due mainly to an increase in asset retirement obligations at our European CMC operations as well as an increase in capitalized assets in our North American RUPS operations.

Gain on sale of assets for the year ended December 31, 2021 of $31.2 million is primarily related to the sale of our former RUPS crosstie treating plant located in Denver, Colorado as well as two previously decommissioned CMC plants as described in Note 4 – “Plant Closures and Divestitures”.

Impairment and restructuring charges for the year ended December 31, 2021 were $4.3 million lower when compared to the prior year period. We recorded charges for asset retirement obligations, fixed asset write-offs and severance in the prior year period related to the announced closure of our Denver, Colorado facility. Residual demolition and other plant closure period costs related to the closure were included in 2021.

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

Income tax expense as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 was 28.8 percent and 19.1 percent, respectively. In 2020, we recorded a benefit of $13.3 million due to legislative changes to the interest expense limitation that were a result of the Coronavirus Aid, Relief, and Economic Security Act.

Discontinued operations for the year ended December 31, 2021 resulted in income of $0.1 million compared to a loss of $3.9 million in the prior year period. In the prior year period, the loss was driven by a reduction in net sales and lower end market demand attributable to our KJCC operations, which was sold in the third quarter of 2020.

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

Koppers Holdings Inc. 2022 Annual Report

RUPS adjusted EBITDA decreased by $19.9 million compared to the prior year period. Adjusted EBITDA as a percentage of net sales decreased to 6.2 percent from 8.6 percent in the prior year period and was unfavorably impacted in our domestic utility pole business by the costs, loss of throughput and inefficiencies associated with pole treatment preservative conversions at our Vidalia, Georgia and Vance, Alabama plants, a shortage of pole treatment preservative in the fourth quarter of 2021 and higher fuel costs and labor inefficiencies driven by the pandemic. In addition, unfavorability in our railroad crosstie business was driven by lower absorption of fixed costs due to approximately two million less crossties procured than the prior year period as a result of decreased purchasing activity of untreated crossties by our Class I customers driven by the impact higher lumber prices had on the hardwood market. Finally, pandemic-driven costs and inefficiencies in our maintenance-of-way businesses contributed to a reduction in adjusted EBITDA over the prior year period.

PC adjusted EBITDA increased by $1.1 million compared to the prior year. Adjusted EBITDA as a percentage of net sales increased to 20.2 percent from 19.1 percent in the prior year. The year ended 2021 was favorably impacted by lower realized raw material costs associated with the company’s copper hedging program along with higher demand for preservatives in our international markets. PC benefited from pricing increases in 2021 for our copper-based preservatives in addition to the contribution from our copper-hedging program which mitigated increases in our raw material costs. These favorable drivers were offset, in part, by volume decreases for preservatives in North America.

CMC adjusted EBITDA increased by $31.3 million compared to the prior year. Adjusted EBITDA as a percentage of net sales increased to 17.1 percent from 11.7 percent in the prior year. The year ended 2021 was favorably impacted by higher sales prices for carbon pitch, distillates and chemicals and a recovery of insurance proceeds. These increases were offset, in part, by an increase in raw material costs and lower sales volumes of carbon pitch and phthalic anhydride.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP.

	Year Ended December 31,
(amounts in millions)	2022	2021	2020
Net income	$63.2	$84.9	$121.0
Interest expense	44.8	40.5	48.9
Depreciation and amortization	56.1	57.7	54.1
Depreciation in impairment and restructuring charges	0.0	0.7	2.0
Income taxes	31.6	34.5	21.0
Discontinued operations	0.6	0.2	(31.9)
Sub-total	196.3	218.5	215.1
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs(1)	1.1	4.2	15.7
(Gain) on sale of assets	(2.5)	(31.2)	0.0
LIFO expense (benefit)	25.6	28.2	(13.7)
Mark-to-market commodity hedging losses (gains)	6.5	3.8	(9.2)
Inventory adjustment(2)	1.1	0.0	0.0
Pension settlement	0.0	0.0	0.1
Discretionary incentive(3)	0.0	0.0	3.0
Total adjustments	31.8	5.0	(4.1)
Adjusted EBITDA	$228.1	$223.5	$211.0
(1)
Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities as described in Note 4 – “Plant Closures and Divestitures”.
(2)
Represents fair value step-up on inventory acquired in a business acquisition as described in Note 3 – "Acquisitions".
(3)
Represents a one-time employee incentive associated with the sale of KJCC as described in Note 5 – "Discontinued Operations".

Cash Flow

Net cash provided by operating activities was $102.3 million for the year ended December 31, 2022 as compared to net cash provided by operating activities of $103.0 million for the year ended December 31, 2021. The decrease is primarily the result of higher working capital usage of $0.4 million in the current year period.

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

Koppers Holdings Inc. 2022 Annual Report

Net cash used in investing activities was $114.8 million for the year ended December 31, 2022 as compared to net cash used in investing activities of $89.5 million for the year ended December 31, 2021. Capital expenditures for both periods include maintenance projects and increased investment in growth projects, primarily in our crosstie business, such as the expansion of our RUPS facility in North Little Rock, Arkansas.

Net cash used in investing activities was $89.5 million for the year ended December 31, 2021 as compared to net cash provided by investing activities of $5.6 million for the year ended December 31, 2020. The net change in cash used in investing activities of $95.1 million is primarily due to an increase in capital expenditures of $55.2 million in 2021 for increased investment in growth projects, primarily the expansion of the RUPS facility in North Little Rock, Arkansas, and net cash of $74.7 million provided by the sale of KJCC in the prior year, partially offset by cash received related to sales of the Denver, Colorado plant and two previously decommissioned CMC plants as well as insurance proceeds in 2021.

Net cash provided by financing activities was $4.8 million for the year ended December 31, 2022 as compared to net cash used in financing activities of $4.0 million for the year ended December 31, 2021. The cash provided by financing activities in the year ended December 31, 2022 reflected net borrowings of $36.3 million partly offset by repurchases of common stock, dividends paid and payments of debt issuance costs. The cash used in financing activities in the prior year period primarily reflected repurchases of common stock of $11.5 million partially offset by net borrowings of debt of $5.1 million.

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

Liquidity and Capital Resources

Our Credit Facility is described in Note 15 – “Debt.”

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on and repurchases of Koppers Holdings common stock, in an aggregate amount per fiscal year not to exceed the greater of $50.0 million, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and 6.0 percent of market capitalization. The indenture governing the 2025 Notes restricts Koppers Inc.’s ability to finance our payment of dividends if a default has occurred or would result from such financing, Koppers Inc. is not able to incur additional indebtedness (as defined in the indenture), or the sum of all restricted payments (as defined in the indenture) has exceeded the permitted amount (which we refer to as the “basket”) at such point in time.

At December 31, 2022, the basket totaled $301.6 million. Notwithstanding such restrictions, the indenture governing the 2025 Notes permits an additional aggregate amount of $0.30 per share each fiscal quarter to finance dividends on the capital stock of Koppers Holdings, whether or not there is any basket availability, provided that at the time of such payment, no default in the indenture has occurred or would result from financing the dividends.

Liquidity

As of December 31, 2022, the maximum amount available under the Credit Facility considering restrictions from debt covenants was approximately $412 million. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries as defined by the Credit Facility. At December 31, 2021, the maximum amount available under the previous credit agreement which contained different covenants was approximately $300 million.

Koppers Holdings Inc. 2022 Annual Report

Our need for cash in the next twelve months relates primarily to contractual obligations which include potential acquisitions, debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital programs, the funding of plant consolidation and rationalizations, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. In addition, we continually monitor debt and capital markets. We may, from time to time, pursue one or more transactions to refinance all or a portion of the 2025 Notes, which may include, among other things, the redemption of the 2025 Notes or the purchase of 2025 Notes in the open market. We would expect to cancel any 2025 Notes which are purchased. Capital expenditures in 2023, excluding acquisitions, if any, are expected to total approximately $105 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of December 31, 2022, approximately 80 percent of accounts payable was current and 20 percent was 1-30 days past due. As of December 31, 2021, approximately 75 percent of accounts payable was current, 20 percent was 1-30 days past due and five percent was greater than 30 days past due.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2022. The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments Due by Period
	2023	2024-2025	2026-2027	Later years	Total
(in millions)
Long-term debt (1)	$0.0	$500.0	$325.3	$0.0	$825.3
Interest on debt	51.9	88.7	31.8	0.0	172.4
Operating leases	26.2	39.3	22.3	20.6	108.4
Federal tax payments (2)	0.2	1.5	0.0	0.0	1.7
Purchase commitments (3)	317.3	328.6	227.9	0.3	874.1
Total contractual cash obligations (4)	$395.6	$958.1	$607.3	$20.9	$1,981.9

(1)
Consists primarily of the maturity of the 2025 Notes and the Credit Facility that will mature in 2027. See Note 15 - "Debt" regarding the springing maturity on our Credit Facility in the event our 2025 Notes are not repurchased, redeemed or refinanced prior to November 15, 2024.
(2)
Relates to the transition tax in accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act").
(3)
Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.
(4)
Not included in contractual obligations are commercial commitments associated with standby letters of credit totaling $7.8 million, which expire in 2023.

Pension and other employee benefit plan funding obligations (for defined benefit plans) are not included in the contractual obligation table. We expect defined benefit plan contributions to total approximately $7.0 million in 2023. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 14 – "Pensions and Post-Retirement Benefit Plans."

As of December 31, 2022, there was $1.4 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 – "Income Taxes."

Debt Covenants at December 31, 2022

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪
The total net leverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to exceed 5.0. The total net leverage ratio as of December 31, 2022 was 3.3.
▪
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of December 31, 2022 was 5.5.

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

Koppers Holdings Inc. 2022 Annual Report

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. For the years ended December 31, 2022, 2021 and 2020, exchange rate fluctuations resulted in a decrease to comprehensive income of $21.6 million, a decrease of $16.4 million and an increase of $22.8 million, respectively. Foreign currency transaction gains and losses result from transactions denominated in a currency which is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction (losses) gains were $(0.8) million, $(0.7) million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 2 – “Summary of Significant Accounting Policies.”

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

Koppers Holdings Inc. 2022 Annual Report

Goodwill remaining on our consolidated balance sheet at December 31, 2022 was $294.0 million. During the fourth quarter of 2022, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2022. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. For the 2022 impairment test, the headroom for the reporting units ranged between six percent and 84 percent. Our Railroad Products and Services reporting unit and our Utility Products reporting unit have headroom at the low-end of that range and could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we experience a substantial decrease in our stock price.

Identifiable intangible assets are valued at fair value upon the acquisition of a business. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We have identifiable intangible assets of $116.1 million as of December 31, 2022. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Identifiable intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

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

Deferred Tax Assets. As of December 31, 2022, our balance sheet included $47.7 million of deferred tax assets, which is net of a $43.8 million valuation allowance. We also had $57.5 million of deferred tax liabilities resulting in net deferred tax liabilities of $9.8 million, which are predominantly related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

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

Pension and Post-retirement Benefits. Accounting for pension and other post-retirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

▪
the discount rate for measuring the present value of future plan obligations; and
▪
the expected long-term return on plan assets.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2022, we used our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency and only non-callable bonds are included with the exception of those with a “make-whole call” feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Koppers Holdings Inc. 2022 Annual Report

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other post-retirement benefit plans would increase pension obligations and other post-retirement benefit plan obligations by $4.0 million. Increasing the discount rates would decrease defined benefit pension expense and other post-retirement benefit plan expense by $0.1 million.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 30 to 40 percent equity securities and 60 to 70 percent fixed income securities for the funded U.S. pension plan), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 4.65 percent for 2022 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.4 million.

Item 8. Financial Statements and Supplementary Data – Note 14 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other post-retirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

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

Koppers Holdings Inc. 2022 Annual Report

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2022. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate, exchange rate and copper price assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. As of December 31, 2022, we had outstanding copper swap contracts totaling 27.3 million pounds and the fair value of these contracts resulted in an unrealized gain of $3.1 million. A portion of the gain totaling $2.5 million, before tax, is recognized in other comprehensive income and a portion of the gain totaling $0.6 million is recognized in income, before tax. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2022 market price of copper, the fair value of these contracts would be a loss of $7.1 million. This hypothetical loss would be allocated $5.4 million to other comprehensive income and $1.7 million would be recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have fixed and variable rate debt and the ability to incur variable rate debt under the Koppers Inc. Credit Facility. At December 31, 2022, we had $500.0 million of fixed rate debt and $325.3 million of variable rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The earnings and cash flows for the year ending December 31, 2022, assuming a one percentage point increase in interest rates, would have decreased approximately $3.2 million, holding other variables constant for variable rate debt.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a 10 percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2022, would be a reduction of approximately $7.5 million.

Koppers Holdings Inc. 2022 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc. 2022 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2022. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 42.

February 27, 2023

/S/ LEROY M. BALL
Leroy M. Ball
President and Chief Executive Officer

/S/ JIMMI SUE SMITH
Jimmi Sue Smith
Chief Financial Officer

Koppers Holdings Inc. 2022 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 27, 2023

Koppers Holdings Inc. 2022 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Koppers Holdings Inc. 2022 Annual Report

Assessment of the carrying value of Goodwill in the Railroad Products and Services and Utility Products Reporting Units

As described in Notes 2 and 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2022 was $294.0 million, of which $41.0 million related to the Railroad Products and Services reporting unit and $79.6 million related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.

We identified the assessment of the carrying value of goodwill for the Railroad Products and Services and Utility Products reporting units as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s estimate of fair value of the Railroad Products and Services and Utility Products reporting units, which was developed, in part, using a discounted cash flow model. Specifically, the key assumptions used in the reporting units' discounted cash flow model are forecasted revenue growth rates within the forecasted cash flows, and the discount rate, as changes to those assumptions could have a significant effect on the Company’s assessment of the impairment of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls over the development of the forecasted revenue growth rates and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing them to external market and industry data. We compared the Company’s historical revenue growth rate forecasts to actual results to assess the Company’s ability to accurately forecast. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company's discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 27, 2023

Koppers Holdings Inc. 2022 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions, except per share amounts)
Net sales	$1,980.5	$1,678.6	$1,669.1
Cost of sales	1,635.9	1,344.5	1,308.7
Depreciation and amortization	56.1	57.7	54.1
Selling, general and administrative expenses	153.3	148.9	143.1
Impairment and restructuring charges	0.0	2.2	6.5
(Gain) on sale of assets	(2.5)	(31.2)	0.0
Operating profit	137.7	156.5	156.7
Other income, net	2.5	3.6	2.3
Interest expense	44.8	40.5	48.9
Income from continuing operations before income taxes	95.4	119.6	110.1
Income tax provision	31.6	34.5	21.0
Income from continuing operations	63.8	85.1	89.1
(Loss) gain on sale of discontinued operations, net of tax benefit (expense) of $0.0, $0.1 and $(7.4)	(0.6)	(0.2)	31.9
Net income	63.2	84.9	121.0
Net (loss) attributable to noncontrolling interests	(0.2)	(0.3)	(1.0)
Net income attributable to Koppers	$63.4	$85.2	$122.0
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$3.05	$4.02	$4.25
Discontinued operations	(0.03)	(0.02)	1.56
Earnings per basic common share	$3.02	$4.00	$5.81
Diluted -
Continuing operations	$3.00	$3.90	$4.17
Discontinued operations	(0.02)	(0.02)	1.54
Earnings per diluted common share	$2.98	$3.88	$5.71
Weighted average shares outstanding (in thousands):
Basic	20,977	21,238	20,992
Diluted	21,313	21,925	21,374

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Net income	$63.2	$84.9	$121.0
Changes in other comprehensive income:
Currency translation adjustment	(21.6)	(16.4)	22.8
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $6.1, $0.5 and $(12.6)	(38.8)	(3.8)	41.2
Unrecognized pension prior service cost, net of tax benefit of $0.0, $0.0 and $0.0	0.0	0.1	0.0
Unrecognized pension net gain (loss), net of tax benefit (expense) of $(0.5), $1.3 and $0.4	2.7	(3.8)	(1.1)
Total comprehensive income	5.5	61.0	183.9
Comprehensive (loss) income attributable to noncontrolling interests	(0.5)	(0.2)	0.1
Comprehensive income attributable to Koppers	$6.0	$61.2	$183.8

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2022 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$33.3	$45.5
Accounts receivable, net of allowance of $3.5 and $3.3	215.7	182.8
Inventories, net	355.7	313.8
Derivative contracts	3.1	61.0
Other current assets	29.0	25.0
Total current assets	636.8	628.1
Property, plant and equipment, net	557.3	489.1
Operating lease right-of-use assets	86.3	91.2
Goodwill	294.0	296.0
Intangible assets, net	116.1	131.5
Deferred tax assets	11.7	15.0
Other assets	9.2	11.0
Total assets	$1,711.4	$1,661.9
Liabilities
Accounts payable	$207.4	$171.9
Accrued liabilities	96.1	90.5
Current operating lease liabilities	20.5	21.3
Current maturities of long-term debt	0.0	2.0
Total current liabilities	324.0	285.7
Long-term debt	817.7	781.5
Accrued post-retirement benefits	34.7	38.6
Deferred tax liabilities	21.5	33.4
Operating lease liabilities	66.3	70.3
Other long-term liabilities	44.2	41.6
Total liabilities	1,308.4	1,251.1
Commitments and contingent liabilities (Note 19)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,547,000 and 24,026,844 shares issued	0.2	0.2
Additional paid-in capital	263.9	249.5
Retained earnings	360.2	300.9
Accumulated other comprehensive loss	(97.3)	(40.0)
Treasury stock, at cost, 3,783,901 and 2,930,694 shares	(127.6)	(104.0)
Total Koppers shareholders’ equity	399.4	406.6
Noncontrolling interests	3.6	4.2
Total equity	403.0	410.8
Total liabilities and equity	$1,711.4	$1,661.9

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2022 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$63.2	$84.9	$121.0
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	56.1	57.7	54.1
Stock-based compensation	13.2	13.0	11.3
Change in derivative contracts	6.5	3.8	(9.2)
Non-cash interest expense	2.8	2.7	2.6
Loss (gain) on sale of discontinued operations	0.0	0.3	(35.8)
(Gain) on sale of assets and investment	(2.6)	(31.5)	0.0
Insurance proceeds	(0.8)	(6.1)	(0.7)
Deferred income taxes	2.7	16.9	9.4
Change in other liabilities	1.1	2.1	(8.6)
Other - net	5.3	4.0	(0.4)
Changes in working capital:
Accounts receivable	(32.3)	(12.7)	(11.5)
Inventories	(41.8)	(24.3)	8.7
Accounts payable	32.7	20.9	(25.3)
Accrued liabilities	(7.3)	(21.0)	8.5
Other working capital	3.5	(7.7)	3.0
Net cash provided by operating activities	102.3	103.0	127.1
Cash (used in) provided by investing activities:
Capital expenditures	(105.3)	(125.0)	(69.8)
Insurance proceeds	0.8	6.1	0.7
Acquisitions	(14.7)	0.0	0.0
Net cash provided by sale of discontinued operations and asset sales	4.4	29.4	74.7
Net cash (used in) provided by investing activities	(114.8)	(89.5)	5.6
Cash provided by (used in) financing activities:
Net increase (decrease) in credit facility borrowings	38.3	15.2	(57.3)
Repayments of long-term debt	(2.0)	(10.1)	(70.7)
Issuances of Common Stock	1.1	2.4	1.1
Repurchases of Common Stock	(23.6)	(11.5)	(1.6)
Payment of debt issuance costs	(4.8)	0.0	(0.2)
Dividends paid	(4.2)	0.0	0.0
Net cash provided by (used in) financing activities	4.8	(4.0)	(128.7)
Effect of exchange rate changes on cash	(4.5)	(2.5)	1.5
Change in cash and cash equivalents of discontinued operations held for sale	0.0	0.0	0.7
Net (decrease) increase in cash and cash equivalents	(12.2)	7.0	6.2
Cash and cash equivalents at beginning of period	45.5	38.5	32.3
Cash and cash equivalents at end of period	$33.3	$45.5	$38.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$29.3	$30.5	$31.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.1	$12.6	$8.6
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$41.3	$38.1	$50.1
Income taxes	20.7	23.4	13.4
Noncash investing activities:
Accrued capital expenditures	11.1	7.3	8.9

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2022 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning and end of year	0.2	0.2	0.2
Additional paid-in capital
Balance at beginning of year	249.5	234.1	221.9
Employee stock plans	13.2	13.0	11.3
Issuance of common stock	1.2	2.4	0.9
Balance at end of year	263.9	249.5	234.1
Retained earnings
Balance at beginning of year	301.0	215.8	93.8
Net income attributable to Koppers	63.4	85.2	122.0
Common Stock dividends	(4.2)	0.0	0.0
Balance at end of year	360.2	301.0	215.8
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(34.7)	(18.1)	(39.8)
Loss on sale of subsidiary	0.0	(4.4)	0.0
Change in currency translation adjustment	(21.2)	(12.2)	21.7
Balance at end of year	(55.9)	(34.7)	(18.1)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	40.6	44.4	3.2
Reclassification of unrealized (gains) losses on cash flow hedges to expense, net of tax benefit (expense) of $(6.7), $7.2 and $0.1	(40.4)	(22.8)	(0.2)
Change in cash flow hedges, net of tax (expense) benefit of $12.8, $(6.7) and $(12.7)	1.6	19.0	41.4
Balance at end of year	1.8	40.6	44.4
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	(0.5)	(0.6)	(0.6)
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.0, $0.0 and $0.0	0.0	0.1	0.0
Balance at end of year	(0.5)	(0.5)	(0.6)
Unrecognized pension net loss:
Balance at beginning of year	(45.4)	(41.6)	(40.5)
Reclassification of unrecognized pension net loss to expense, net of tax expense of $0.4, $0.3 and $0.3	1.3	1.1	1.1
Revaluation of unrecognized pension net loss, net of tax (benefit) expense of $0.1, $(1.6) and $(0.7)	1.4	(4.9)	(2.2)
Balance at end of year	(42.7)	(45.4)	(41.6)
Total balance at end of year	(97.3)	(40.0)	(15.9)
Treasury stock
Balance at beginning of year	(104.1)	(92.5)	(90.9)
Purchases	(23.5)	(11.6)	(1.6)
Balance at end of year	(127.6)	(104.1)	(92.5)
Total Koppers shareholders’ equity – end of year	399.4	406.6	341.7
Noncontrolling interests
Balance at beginning of year	4.2	4.3	11.4
Net loss attributable to noncontrolling interests	(0.2)	(0.3)	(1.0)
Sale of discontinued operations	0.0	0.0	(7.2)
Currency translation adjustment	(0.4)	0.2	1.1
Balance at end of year	3.6	4.2	4.3
Total equity – end of year	$403.0	$410.8	$346.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2022 Annual Report

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms “Koppers,” the “Company,” “we,” “our” or “us,” are used, they mean Koppers Holdings Inc. (“Koppers Holdings”) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s Credit Facility (as defined in Note 15 - "Debt") prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing Koppers Inc.’s Senior Notes due 2025 significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings.

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

Revenue recognition – Revenue is recognized upon the completion of performance obligations under our contracts with customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. Revenue recognition generally occurs at the point of shipment; however in certain circumstances as shipping terms dictate, we transfer control and revenue is recognized at the point of destination. Payment terms are typically within 45 days. Shipping and handling costs are included as a component of cost of sales.

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

Koppers Holdings Inc. 2022 Annual Report

Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $8.3 million and $7.9 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively.

Cash and cash equivalents - Cash and cash equivalents include cash on hand and on deposit and investments with an original maturity of 90 days or less.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or net realizable value. Utilities and industrial products inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 52 percent and 45 percent of the FIFO inventory value at December 31, 2022 and 2021, respectively. In 2022, 2021 and 2020, we recorded inventory write-downs of $1.2 million, $0.6 million and $0.6 million, respectively, related to lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

Koppers Holdings Inc. 2022 Annual Report

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

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2022	2021
(Dollars in millions)
Asset retirement obligation at beginning of year	$13.2	$19.8
Accretion expense	1.0	1.0
Revision in estimated cash flows	2.2	(0.3)
Cash expenditures	(1.0)	(7.3)
Balance at end of year	$15.5	$13.2

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

New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method." This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. ASU No. 2022-01 is effective for periods beginning after December 15, 2022, and earlier adoption is permitted. The adoption of this ASU will not have a material impact on our financial statements as we principally utilize cash flow hedges.

3. Acquisitions

On October 31, 2022, we acquired substantially all of the assets of Gross & Janes Co. ("Gross & Janes") for $15.5 million in cash and we accounted for the transaction as a business combination. Gross & Janes was the largest independent supplier of untreated crossties in North America, with operations in Missouri, Arkansas and Texas. The business we acquired has been integrated into our RUPS segment and we believe the acquisition will strengthen our supply chain when procuring untreated crossties for our customers. Transaction costs, revenue and profit related to the acquisition were not material for the year ended December 31, 2022.

Koppers Holdings Inc. 2022 Annual Report

The fair value of assets and liabilities acquired is set forth in the following table:

(Dollars in millions)
Accounts receivable	$4.3
Inventory	7.4
Property, plant and equipment	4.5
Total assets acquired	16.2
Accounts payable and accrued liabilities	0.7
Net assets acquired	$15.5

4. Plant Closures and Divestitures

We have restructured our Carbon Materials and Chemicals (“CMC”) segment in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers. These closure activities include:

▪
In February 2021, we sold our closed Follansbee, West Virginia coal tar distillation facility and we recorded a gain on sale of $5.7 million, consisting of $2.6 million from cash proceeds in addition to the assumption of certain liabilities by the buyer.
▪
In September 2020, we sold Koppers (Jiangsu) Carbon Chemical Company Limited ("KJCC"). Refer to Note 5 - "Discontinued Operations" for more details.
▪
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

▪
In March 2022, we sold our utility pole treating facility in Sweetwater, Tennessee and recorded a gain on sale of $2.5 million.
▪
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

The sale of KJCC represented a strategic shift that had a major effect on our operations and accordingly is classified as discontinued operations in our consolidated financial statements and notes.

Net sales and operating loss from discontinued operations for the year ended December 31, 2020 consist of the following amounts:

Year Ended December 31,
2020
(Dollars in millions)
Net sales	$31.6
Operating loss	(5.0)

Koppers Holdings Inc. 2022 Annual Report

The cash flows related to KJCC have not been restated in the Consolidated Statement of Cash Flows. Net cash inflows and outflows from discontinued operations for the year ended December 31, 2020 consist of the following amounts:

Year Ended December 31,
2020
(Dollars in millions)
Net cash provided by operating activities	$0.7
Net cash used in investing activities	(0.9)
Effect of exchange rate changes on cash	(0.5)
Net decrease in cash and cash equivalents	(0.7)

6. Fair Value Measurements

Carrying amounts and the related estimated fair values of our financial instruments as of December 31, 2022 are as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$801.1	$825.3	$804.1	$789.1

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of our long-term debt is estimated based on the market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities (Level 2). The fair value of our Credit Facility (as defined in Note 15 – "Debt") approximates carrying value due to the variable rate nature of this instrument.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$63.4	$85.2	$122.0
(Loss) gain on sale of discontinued operations, net of tax benefit (expense) of $0.0, $0.1 and $(7.4)	(0.6)	(0.2)	31.9
Income from continuing operations attributable to Koppers	$64.0	$85.4	$90.1
Weighted average common shares outstanding:
Basic	20,977	21,238	20,992
Effect of dilutive securities	336	687	382
Diluted	21,313	21,925	21,374
Earnings per common share – continuing operations:
Basic earnings per common share	$3.05	$4.02	$4.25
Diluted earnings per common share	3.00	3.90	4.17
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	952	436	717

On February 15, 2023, the board of directors declared a quarterly dividend of $0.06 per common share, payable on March 27, 2023 to shareholders of record as of March 10, 2023.

Koppers Holdings Inc. 2022 Annual Report

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

We calculated the fair value of the performance stock unit awards on the date of the grant using assumptions listed below:

	January 2022 Grant	January 2021 Grant	March 2020 Grant
Grant date price per share of stock performance award	$32.19	$29.84	$19.63
Expected dividend yield per share	0.00%	0.00%	0.00%
Expected volatility	66.90%	68.70%	45.60%
Risk-free interest rate	1.10%	0.16%	0.72%
Look-back period in years	3.00	3.00	2.83
Grant date fair value per share of stock performance award	$45.19	$41.50	$11.56

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

The following table shows a summary of the performance stock units as of December 31, 2022:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2021 – 2023	67,516	115,972	164,505
2022 – 2024	18,111	120,039	220,851

Koppers Holdings Inc. 2022 Annual Report

The minimum, target and maximum shares above reflect the impact from completed performance periods. Performance stock units granted in March 2020 for the 2020 – 2022 performance period did not meet the minimum performance criteria for any period and will not vest in March 2023.

The following table shows a summary of the status and activity of non-vested stock awards for the year ended December 31, 2022:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2022	505,905	474,166	980,071	$30.79
Granted	250,760	153,236	403,996	$35.78
Performance share adjustment	0	(124,932)	(124,932)	$25.24
Vested	(202,716)	(256,956)	(459,672)	$34.33
Forfeited	(29,337)	(9,501)	(38,838)	$27.93
Non-vested at December 31, 2022	524,612	236,013	760,625	$32.36

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

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	January 2022 Grant	January 2021 Grant	March 2020 Grant	March 2019 Grant
Grant date price per share of stock option award	$32.19	$29.84	$19.63	$26.63
Expected dividend yield per share	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.76	6.64	6.40	6.14
Expected volatility	54.50%	54.80%	42.85%	39.44%
Risk-free interest rate	1.52%	0.59%	0.87%	2.53%
Grant date fair value per share of stock option award	$17.58	$15.79	$8.42	$11.29

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,054,166	$26.89
Granted	98,108	$32.19
Expired	(30,138)	$38.21
Outstanding at December 31, 2022	1,122,136	$27.05	4.61	$5.5
Exercisable at December 31, 2022	843,475	$26.99	3.52	$4.7

Koppers Holdings Inc. 2022 Annual Report

Stock Compensation Expense

Total stock-based compensation expense recognized under our LTIP and employee stock purchase plan for the three years ended December 31, 2022 is as follows:

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$13.2	$13.0	$11.3
Less related income tax benefit	4.4	3.7	2.2
Decrease in net income attributable to Koppers	$8.8	$9.3	$9.1
Intrinsic value of exercised stock options	$0.0	$2.2	$0.0
Cash received from the exercise of stock options	$0.0	$2.3	$0.0

As of December 31, 2022, total future compensation expense related to non-vested stock-based compensation arrangements totaled $18.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, “adjusted EBITDA"). These items include impairment, restructuring and plant closure costs, acquisition-related charges, mark-to-market commodity hedging, gain/loss on sale of assets and non-cash LIFO effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Koppers Holdings Inc. 2022 Annual Report

The following table sets forth certain sales and operating data by segment for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$788.3	$729.9	$759.1
Performance Chemicals	579.9	503.3	526.3
Carbon Materials and Chemicals(a)	612.3	445.4	383.7
Total	$1,980.5	$1,678.6	$1,669.1
Intersegment revenues:
Performance Chemicals	$22.2	$15.9	$13.7
Carbon Materials and Chemicals	74.3	75.3	78.7
Total	$96.5	$91.2	$92.4
Depreciation and amortization expense:
Railroad and Utility Products and Services	$22.3	$22.3	$20.1
Performance Chemicals	15.3	17.9	18.1
Carbon Materials and Chemicals(b)	18.5	17.5	15.9
Total	$56.1	$57.7	$54.1
Adjusted EBITDA:
Railroad and Utility Products and Services	$53.6	$45.4	$65.3
Performance Chemicals	75.5	101.8	100.7
Carbon Materials and Chemicals	99.0	76.3	45.0
Items excluded from the determination of segment profit:
Impairment, restructuring and plant closure costs	(1.1)	(4.2)	(15.7)
Gain on sale of assets	2.5	31.2	0.0
LIFO (expense) benefit	(25.6)	(28.2)	13.7
Mark-to-market commodity hedging (losses) gains	(6.5)	(3.8)	9.2
Inventory adjustment(c)	(1.1)	0.0	0.0
Pension settlement	0.0	0.0	(0.1)
Discretionary incentive(d)	0.0	0.0	(3.0)
Interest expense	(44.8)	(40.5)	(48.9)
Depreciation and amortization	(56.1)	(57.7)	(54.1)
Depreciation in impairment and restructuring charges	0.0	(0.7)	(2.0)
Income tax provision	(31.6)	(34.5)	(21.0)
Discontinued operations	(0.6)	(0.2)	31.9
Net income	$63.2	$84.9	$121.0
Capital expenditures:
Railroad and Utility Products and Services	$47.2	$62.0	$31.3
Performance Chemicals	10.6	17.7	12.1
Carbon Materials and Chemicals(e)	45.7	42.9	24.8
Corporate	1.8	2.4	1.6
Total	$105.3	$125.0	$69.8

(a)
Revenue excludes KJCC discontinued operations of $31.6 million for the year ended December 31, 2020.
(b)
Depreciation and amortization expense excludes KJCC discontinued operations of $0.6 million for the year ended December 31, 2020.
(c)
Represents fair value step-up on inventory acquired in a business acquisition as described in Note 3 – "Acquisitions".
(d)
Represents a one-time employee incentive associated with the sale of KJCC as described in Note 5 – "Discontinued Operations".
(e)
Capital expenditures includes KJCC discontinued operations of $0.6 million for the year ended December 31, 2020.

Koppers Holdings Inc. 2022 Annual Report

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	December 31,
	2022	2021
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$660.8	$594.1
Performance Chemicals	516.9	586.9
Carbon Materials and Chemicals	500.5	447.1
Segment assets	1,678.2	1,628.1
Prepaid insurance and other assets	16.0	16.5
Property, plant and equipment, net	6.8	6.6
Operating lease right-of-use assets	10.4	10.7
Total	$1,711.4	$1,661.9
Goodwill:
Railroad and Utility Products and Services	$120.6	$120.9
Performance Chemicals	173.4	175.1
Total	$294.0	$296.0

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2022	$1,271.1	$902.9
	2021	1,134.2	857.3
	2020	1,170.1	832.0
Australasia	2022	283.0	73.8
	2021	230.6	78.9
	2020	194.3	82.0
Europe	2022	248.9	67.6
	2021	195.8	63.3
	2020	162.3	83.2
Other countries	2022	177.5	18.6
	2021	118.0	19.3
	2020	142.4	18.5
Total(a)	2022	$1,980.5	$1,062.9
	2021	$1,678.6	$1,018.8
	2020	$1,669.1	$1,015.7

(a)
Revenue excludes KJCC discontinued operations of $31.6 million for the year ended December 31, 2020.

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $709.4 million in 2022, $544.4 million in 2021 and $499.0 million in 2020.

Koppers Holdings Inc. 2022 Annual Report

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$457.4	$414.4	$405.1
Utility poles	227.9	228.0	241.7
Railroad infrastructure services	61.8	56.0	63.5
Rail joints	28.0	22.7	20.3
Other products	13.2	8.8	28.6
	788.3	729.9	759.1
Performance Chemicals:
Wood preservative products	561.2	489.1	510.7
Other products	18.7	14.2	15.6
	579.9	503.3	526.3
Carbon Materials and Chemicals:
Pitch and related products	390.7	260.3	230.9
Phthalic anhydride and other chemicals	109.1	75.6	66.4
Creosote and distillates	62.9	52.1	40.0
Naphthalene	36.0	27.1	19.7
Other products	13.6	30.3	26.7
	612.3	445.4	383.7
Total(a)	$1,980.5	$1,678.6	$1,669.1

(a)
Revenue excludes KJCC discontinued operations of $31.6 million for the year ended December 31, 2020.

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Current:
Federal	$0.0	$(1.5)	$0.8
State	0.6	0.9	0.7
Foreign	28.4	18.2	11.1
Total current tax provision	29.0	17.6	12.6
Deferred:
Federal	0.2	10.6	6.1
State	(0.6)	1.1	1.6
Foreign	3.0	5.2	0.7
Total deferred tax provision	2.6	16.9	8.4
Total income tax provision	$31.6	$34.5	$21.0

Income before income taxes from foreign operations for 2022, 2021 and 2020 was $106.8 million, $71.8 million and $52.4 million, respectively.

The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings taxed at different rates	8.7	4.3	2.9
GILTI inclusion, net of foreign tax credits	1.7	0.2	4.0
Valuation allowance adjustments	0.9	1.9	(12.1)
Deferred tax adjustments	0.0	(0.2)	(2.2)
Change in tax contingency reserves	(0.1)	(1.1)	(0.2)
State income taxes, net of federal tax benefit	(0.2)	2.1	2.2
Other	1.1	0.6	3.5
	33.1%	28.8%	19.1%

Koppers Holdings Inc. 2022 Annual Report

For each of the three years ended December 31, 2022, 2021 and 2020, we have recorded valuation allowance adjustments related to the value of certain deferred tax assets. In 2022, we recorded $0.9 million of adjustments to our valuation allowance for certain foreign and state tax deferred tax assets. In 2021, we recorded a $3.3 million valuation allowance against net deferred tax assets of our United Kingdom entities as a result of a recent history of pre-tax losses and the reversal of a deferred tax liability associated with a defined benefit pension plan.

In 2020, the valuation allowance adjustment was favorably impacted by our ability to utilize interest expense deduction carry forwards in the United States. As of December 31, 2019, we had recorded a cumulative valuation allowance totaling $13.3 million for disallowed interest expense deductions due to the uncertainly of when we could utilize the carry forward amounts. During 2020, new regulations impacted our interest expense limitation in our 2018 and 2019 U.S. tax returns. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and a provision of the CARES Act increased the allowable business interest expense deduction to 50 percent of adjusted taxable income retroactively to January 1, 2019. This combined with other newly released regulations favorably impacted our calculation of adjusted taxable income. After application of these new regulations, the limitation of our interest expense deduction was significantly reduced when compared to the same calculations under the previous regulations. Due to these changes, in the year ended December 31, 2020 we recorded an income tax benefit of $13.3 million, to adjust a previously recorded valuation allowance for disallowed interest expense deductions that were eligible for carry forward as we determined that we would be able to fully utilize these disallowed interest expense deductions.

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates primarily to adjustments to copper swap contracts of $6.1 million, $0.5 million, and $(12.6) million for the years ended December 31, 2022, 2021 and 2020, respectively.

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates to adjustments to reflect the unfunded status of employee post-retirement benefit plans of $(0.5) million, $1.3 million, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards, expiring in 2023 to 2042	$22.6	$24.4
Tax credits	17.4	17.5
Reserves, including insurance and environmental	9.3	9.0
Pension and other post-retirement benefits obligations	8.2	9.6
Foreign tax loss carryforwards	6.6	7.4
Accrued employee compensation	6.5	7.1
Interest disallowance	6.4	0.0
Asset retirement obligations	5.3	4.5
Inventory	4.6	5.9
Other	4.6	3.3
Valuation allowance	(43.8)	(44.5)
Total deferred tax assets	47.7	44.2
Deferred tax liabilities:
Tax over book depreciation and amortization	52.3	44.0
Gain on derivative contracts	0.7	14.3
Other	4.5	4.3
Total deferred tax liabilities	57.5	62.6
Net deferred tax liabilities	$(9.8)	$(18.4)

Koppers Holdings Inc. 2022 Annual Report

As a result of the Tax Act and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. As of December 31, 2022, there was approximately $518 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.

Management evaluated the ability to realize the deferred tax assets that are related to our domestic and international operations. In assessing the need for a valuation allowance, management considered all positive and negative evidence related to the realization of our net deferred tax assets. We believe that we will be in a taxable income position in the foreseeable future and we will have sufficient taxable income to utilize deferred tax assets that do not have a valuation allowance related to our domestic and international operations.

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized and a valuation allowance has been provided for them.

Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2022	2021
State temporary differences, net operating losses and tax credits	$19.4	$19.2
Federal foreign tax credits	16.1	16.1
Foreign temporary differences, net operating losses and capital losses	8.3	9.1
Federal temporary differences	0.0	0.1
Total valuation allowances	$43.8	$44.5

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020
(Dollars in millions)
Balance at beginning of year	$1.5	$2.5	$2.1
Additions based on tax provisions related to the current year	0.1	0.1	0.2
Additions for tax provisions of prior years	0.0	0.0	0.5
Reductions resulting from a lapse in the statute of limitations	(0.2)	(1.1)	(0.3)
Balance at end of year	$1.4	$1.5	$2.5

As of December 31, 2022 and 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.4 million and $1.5 million, respectively.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2022, we recognized $(0.1) million in interest and penalties. As of December 31, 2022 and 2021, we had accrued interest and penalties of approximately $0.3 million and $0.4 million, respectively.

We do not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2017.

Koppers Holdings Inc. 2022 Annual Report

11. Inventories

Inventories as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
(Dollars in millions)
Raw materials	$318.5	$266.8
Work in process	10.2	12.6
Finished goods	130.4	112.1
	459.1	391.5
Less revaluation to LIFO	103.4	77.7
Inventories, net	$355.7	$313.8

12. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
(Dollars in millions)
Land	$15.0	$15.2
Buildings	80.3	75.8
Machinery and equipment	924.1	836.8
	1,019.4	$927.8
Less accumulated depreciation	462.1	438.7
Property, plant and equipment, net	$557.3	$489.1

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $41.2 million, $39.4 million and $33.7 million, respectively. Depreciation expense excludes KJCC discontinued operations of $0.6 million for the year ended December 31, 2020.

Impairments – We did not incur impairment charges in 2022, 2021 and 2020.

13. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reporting unit for the years ended December 31, 2022 and December 31, 2021 was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2020	$176.7	$41.1	$80.0	$297.8
Currency translation	(1.6)	0.0	(0.2)	(1.8)
Balance at December 31, 2021	$175.1	$41.1	$79.8	$296.0
Currency translation	(1.7)	(0.1)	(0.2)	(2.0)
Balance at December 31, 2022	$173.4	$41.0	$79.6	$294.0

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. We performed a quantitative assessment of goodwill at the reporting unit level, utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value calculations of each reporting unit with its net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future forecasted cash flows, including forecasted future growth rates such as revenue and the discount rate. We determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill incurred for each of the three years ended December 31, 2022.

Koppers Holdings Inc. 2022 Annual Report

Our identifiable intangible assets are being amortized over their estimated useful lives and are summarized below:

			December 31,
			2022			2021
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	9.0	$224.9	$110.5	$114.4	$226.9	$97.6	$129.3
Technology	4 to 12	3.6	26.4	26.0	0.4	26.5	25.9	0.6
Trademarks	2 to 18	11.0	7.7	6.5	1.2	7.6	6.4	1.2
Supply contracts	10	0.0	2.4	2.4	0.0	2.4	2.4	0.0
Non-compete agreements	12	1.8	1.6	1.5	0.1	1.7	1.3	0.4
Total		8.9	$263.0	$146.9	$116.1	$265.1	$133.6	$131.5

In 2022, the gross carrying value of identifiable intangible assets decreased by a net $2.1 million, primarily due to foreign exchange translation. Total amortization expense related to these identifiable intangible assets was $14.9 million, $18.3 million and $19.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2023	$14.4
2024	14.2
2025	13.7
2026	12.4
2027	12.0

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

Expense related to defined contribution plans totaled $8.4 million, $9.1 million and $8.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net periodic pension costs for 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
(Dollars in millions)
Service cost	$1.2	$1.5	$1.4	$0.0	$0.1	$0.1
Interest cost	5.6	5.2	6.4	0.3	0.3	0.3
Expected return on plan assets	(7.7)	(7.4)	(7.9)	0.0	0.0	0.0
Amortization of net loss (gain)	1.8	1.4	1.7	(0.1)	0.0	(0.2)
Settlements and curtailments	0.0	0.0	0.1	0.0	0.0	0.0
Net periodic benefit cost	$0.9	$0.7	$1.7	$0.2	$0.4	$0.2

Koppers Holdings Inc. 2022 Annual Report

The change in the funded status of the pension and post-retirement plans as of December 31, 2022 and December 31, 2021 is as follows:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$219.6	$233.3	$9.8	$10.5
Service cost	1.2	1.5	0.0	0.1
Interest cost	5.6	5.2	0.3	0.3
Actuarial gains	(51.8)	(9.0)	(3.4)	(0.6)
Settlements	(1.0)	0.0	0.0	0.0
Currency translation	(5.8)	(0.6)	0.0	0.0
Benefits paid	(10.8)	(10.8)	(0.7)	(0.5)
Benefit obligation at end of year	157.0	219.6	6.0	9.8
Change in plan assets:
Fair value of plan assets at beginning of year	190.0	208.0	0.0	0.0
Actual return on plan assets	(46.1)	(8.9)	0.0	0.0
Employer contribution	0.9	2.3	0.7	0.5
Settlements	(1.0)	0.0	0.0	0.0
Currency translation	(5.6)	(0.6)	0.0	0.0
Benefits paid	(10.8)	(10.8)	(0.7)	(0.5)
Fair value of plan assets at end of year	127.4	190.0	0.0	0.0
Funded status of the plan	$(29.6)	$(29.6)	$(6.0)	$(9.8)

In 2022, the net actuarial gain of $51.8 million is due principally to the increase of 275 basis points in the discount rate used to measure the benefit obligation as of December 31, 2022 compared to the prior year. The actual return on plan assets was negative in 2022 primarily due to investment losses of $32.3 million in the US defined benefit pension plan and the revaluation decrease of $13.6 million in the bulk annuity insurance policy related to our defined benefit pension plan in the United Kingdom. As of December 31, 2022, the fair value of the bulk annuity insurance policy of $31.6 million is based on the calculated pension benefit obligation and is classified as Level 3 within the fair value hierarchy. As the calculated pension benefit obligation decreased due to an increase in the discount rate, there was a commensurate decrease in the value of the bulk annuity insurance policy.

During 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of our defined benefit pension plan in the United Kingdom, but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort was substantially completed in late 2022 and by late 2023, the pension obligation is expected to be irrevocably settled. Upon that event, we will recognize a pre-tax pension settlement loss of approximately $20 million. This pension plan has a benefit obligation of $32.6 million and plan assets of $31.6 million as of December 31, 2022.

Koppers Holdings Inc. 2022 Annual Report

Plan Data

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
(Dollars in millions)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.6	$0.8	$0.0	$0.0
Current liabilities	1.0	1.0	0.5	0.6
Noncurrent liabilities	29.2	29.4	5.5	9.2
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$154.4	$215.7
Fair value of plan assets	124.2	185.3
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$154.2	$215.5
Fair value of plan assets	124.2	185.3

The measurement date for all pension and post-retirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2022 and December 31, 2021 was $156.8 million and $219.1 million, respectively.

Expected Contributions for the 2023 Fiscal Year

Our expected contributions for 2023 are estimated to be $7.0 million for pension plans and $0.6 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2023	$11.6	$0.5
2024	11.3	0.5
2025	11.8	0.5
2026	11.3	0.5
2027	11.2	0.5
Next five years	57.9	2.4

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate	5.42%	2.67%	5.58%	2.97%
Expected return on plan assets	4.65	3.91
Rate of compensation increase	3.13	3.00
Initial medical trend rate			5.40	5.40

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

Koppers Holdings Inc. 2022 Annual Report

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

Investment Strategy

The weighted average asset allocation for our pension plans as of December 31 by asset category is as follows:

	December 31,
	2022	2021
Debt securities	52%	49%
Equity securities	20	21
Other	28	30
	100%	100%

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

The following tables set forth by level, our pension plan assets at fair value, within the fair value hierarchy, as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$4.9	$0.0	$4.9
International equity securities	0.0	11.1	0.0	11.1
U.S. debt securities	0.0	39.2	0.0	39.2
International debt securities	0.0	2.6	0.0	2.6
Insurance annuity contract and other investments	0.0	0.5	31.5	32.0
Cash and cash equivalents	0.0	1.6	0.0	1.6
	$0.0	$59.9	$31.5	$91.4
Investments measured at NAV(a)				36.0
Total assets at fair value				$127.4
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Koppers Holdings Inc. 2022 Annual Report

	December 31, 2021
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$7.9	$0.0	$7.9
International equity securities	0.0	17.9	0.0	17.9
U.S. debt securities	0.0	64.9	0.0	64.9
International debt securities	0.0	3.6	0.0	3.6
Other investments	0.0	0.6	52.3	52.9
Cash and cash equivalents	0.0	2.1	0.0	2.1
	$0.0	$97.0	$52.3	$149.3
Investments measured at NAV(a)				40.7
Total assets at fair value				$190.0
(a) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain company performance goals are met. Expenses incurred for these plans were $12.6 million in 2022, $14.9 million in 2021 and $17.3 million in 2020.

15. Debt

Debt as of December 31, 2022 and December 31, 2021 was as follows:

			December 31,
	Weighted Average Interest Rate	Maturity	2022	2021
Term Loan	-	-	$0.0	$2.0
Revolving Credit Facility	-	-	0.0	287.1
Revolving Credit Facility	6.72%	2027	325.3	0.0
Senior Notes due 2025	6.00%	2025	500.0	500.0
Total debt			825.3	789.1
Less short-term debt and current maturities of long-term debt			0.0	2.0
Less unamortized debt issuance costs			7.6	5.6
Long-term debt			$817.7	$781.5

Revolving Credit Facility

In June 2022, we entered into an $800.0 million revolving credit agreement (the “Credit Facility”) with a consortium of banks which replaced our previous $600.0 million senior secured revolving credit facility and $100.0 million senior secured term loan facility (the latter having been fully repaid as of March 31, 2022). The Credit Facility also provides for a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The maturity date of the Credit Facility is currently June 17, 2027 but is subject to a springing maturity in the event the 2025 Notes (as defined below) are not repurchased, redeemed or refinanced prior to November 15, 2024. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate ("SOFR"), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

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

As of December 31, 2022, we had $412.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2022, $7.8 million of commitments were utilized by outstanding letters of credit.

Koppers Holdings Inc. 2022 Annual Report

Senior Notes due 2025

Koppers Inc.'s $500 million Senior Notes due 2025 ("the "2025 Notes") are senior obligations of Koppers Inc., and are unsecured and are guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries. The 2025 Notes pay interest semi-annually in arrears on February 15 and August 15 and will mature on February 15, 2025 unless earlier redeemed or repurchased. We were entitled to redeem all or a portion of the 2025 Senior Notes at a redemption price of 101.5 percent of principal value as of February 15, 2022 until April 15, 2023 when the 2025 Notes are redeemable at principal value.

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

Debt Maturities and Deferred Financing Costs

At December 31, 2022 the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2023	$0.0
2024	0.0
2025	500.0
2026	0.0
2027	325.3
Total debt	$825.3

Unamortized debt issuance costs (net of accumulated amortization of $14.9 million and $12.1 million at December 31, 2022 and 2021, respectively) were $7.6 million and $5.6 million at December 31, 2022 and 2021, respectively, and are included as a deduction from the carrying amount of long-term debt.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Operating lease costs were $29.3 million and $30.2 million and variable lease costs were $3.3 million and $3.3 million during the years ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2022:

(Dollars in millions)
2023	$26.2
2024	22.3
2025	17.1
2026	12.3
2027	10.0
Thereafter	20.6
Total lease payments	$108.5
Less: Interest	(21.7)
Present value of lease liabilities	$86.8

Koppers Holdings Inc. 2022 Annual Report

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2022	2021
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$86.3	$91.2
Current operating lease liabilities	$20.5	$21.3
Operating lease liabilities	66.3	70.3
Total operating lease liabilities	$86.8	$91.6
Weighted average remaining lease term, in years	5.6	5.8
Weighted average discount rate	7.2%	7.4%

17. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified and measured and are capable of being controlled. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar, the Euro and British pounds. Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2024. We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

As of December 31, 2022 and December 31, 2021, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	December 31,		December 31,
	2022	2021	2022	2021
(Amounts in millions)
Cash flow hedges	21.3	29.0	$2.5	$53.8
Not designated as hedges	6.0	6.1	0.6	7.1
Total	27.3	35.1	$3.1	$60.9

As of December 31, 2022 and December 31, 2021, the fair value of the outstanding copper swap contracts is recorded in the balance sheet as follows:

	December 31,
	2022	2021
(Dollars in millions)
Derivative contracts	$3.4	$60.9
Accrued liabilities	(0.3)	0.0
Net asset on balance sheet	$3.1	$60.9
Accumulated other comprehensive gain, net of tax	$1.8	$40.6

In the next twelve months, we estimate that $1.6 million of unrealized gains, net of tax, related to commodity price hedging will be reclassified from other comprehensive income into earnings.

See the consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive (loss) income into net income for each of the three years ended December 31, 2022.

Koppers Holdings Inc. 2022 Annual Report

For the years ended December 31, 2022, 2021 and 2020, the following amounts were recognized in earnings related to copper swap contracts:

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
(Loss) gain from contracts where hedge accounting was not elected	$(6.5)	$(3.8)	$9.2

The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the consolidated statement of operations.

As of December 31, 2022 and 2021, the fair value of outstanding foreign currency forward contracts is recorded in the balance sheet as follows:

	December 31,
	2022	2021
(Dollars in millions)
Derivative contracts	$0.1	$0.1
Accrued liabilities	(0.1)	(0.5)
Net (liability) on balance sheet	$0.0	$(0.3)

As of December 31, 2022 and 2021, the net currency units outstanding were:

	December 31,
	2022	2021
(In millions)
New Zealand Dollars	NZD 3.3	NZD 0.0
United States Dollars	USD 9.3	USD 21.4

18. Common Stock and Senior Convertible Preferred Stock

Changes in senior convertible preferred stock, common stock and treasury stock for the three years ended December 31, 2022 are as follows:

	December 31,
	2022	2021	2020
(Shares in thousands)
Senior Convertible Preferred Stock:
Balance at beginning and end of year	0	0	0
Common Stock:
Balance at beginning of year	24,027	23,688	23,321
Issued for employee stock plans	520	339	367
Balance at end of year	24,547	24,027	23,688
Treasury Stock:
Balance at beginning of year	(2,931)	(2,590)	(2,516)
Shares repurchased	(853)	(341)	(74)
Balance at end of year	(3,784)	(2,931)	(2,590)

Koppers Holdings Inc. 2022 Annual Report

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 51 plaintiffs in 27 cases pending as of December 31, 2022, compared to 59 plaintiffs in 31 cases pending as of December 31, 2021. As of December 31, 2022, there were 26 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 27 pending cases seek to recover compensatory damages. Plaintiffs in 24 of those cases also seek to recover punitive damages. The plaintiffs in the 26 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, Dow Chemical Company, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Koppers Holdings Inc. 2022 Annual Report

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

Contamination has been identified at most manufacturing and other sites of our subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East, which includes the National Priorities List site and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Koppers Holdings Inc. 2022 Annual Report

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $4.1 million as of December 31, 2022. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of December 31, 2022, our estimated environmental remediation liability for these sites totals $3.9 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2022, our estimated environmental remediation liability for the acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.5 million and $2.8 million are classified as current liabilities as of December 31, 2022 and December 31, 2021, respectively:

	December 31,
	2022	2021
(Dollars in millions)
Balance at beginning of year	$10.7	$11.0
Expense	1.6	0.3
Revision of reserves	0.0	(0.1)
Cash expenditures	(1.1)	(0.4)
Currency translation	(0.3)	(0.1)
Balance at end of year	$10.9	$10.7

Koppers Holdings Inc. 2022 Annual Report

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

See Management Report on page 41 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 42 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption “Proxy Item 1 – Proposal for Election of Directors” and is incorporated herein by reference.

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

Koppers Holdings Inc. 2022 Annual Report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the caption “Common Stock Ownership” and is incorporated herein by reference.

The following table provides information as of December 31, 2022, regarding the number of shares of our common stock that may be issued under our 2020 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,882,761	$27.05	1,607,854
Equity compensation plans not approved by security holders	0	0.00	0
Total	1,882,761	$27.05	1,607,854
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

(a) 2. Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 80. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

Koppers Holdings Inc. 2022 Annual Report

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

10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).

Koppers Holdings Inc. 2022 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).
10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).
10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).
10.9*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.10*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).
10.11*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.12*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.13*	Koppers Annual Incentive Plan, as amended January 25, 2016	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.14*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.15	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto	Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).
10.16*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).
10.17*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.18*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.19*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

Koppers Holdings Inc. 2022 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
filed on February 27, 2020 (Commission File No. 001-32737).
10.20*	Form of Notice of Grant of Stock Option	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.21*	Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (Commission File No. 001-32737).
10.22*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.23*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.24*	Form of Notice of Grant of Stock Option	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.25*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.26*	First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.27*	Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.28*	Form of Change in Control Agreement entered into as of March 1, 2021 between Koppers Holdings Inc. and the named Executive	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (Commission File No. 001-32737).
10.29*	Koppers Holdings Inc. Director Deferred Compensation Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (Commission File No. 001-32737).
10.30*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.31*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.32*	Form of Notice of Grant of Stock Option	Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.33	Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2022 (Commission File No. 001-32737).

Koppers Holdings Inc. 2022 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference

Issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

10.34*	Koppers Holdings Inc. Director Deferred Compensation Plan, as amended and restated effective August 3, 2022	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2022 (Commission File No. 001-32737).
10.35*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.36*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.37*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.38* ***	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting
21***	List of subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

Koppers Holdings Inc. 2022 Annual Report

ITEM 16. FORM 10-K SUMMARY

None.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2022, 2021 and 2020

	Balance at	Increase			Balance
	Beginning	(Decrease)	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2022
Allowance for doubtful accounts	$3.3	$0.3	$(0.1)	$0.0	$3.5
Deferred tax valuation allowance	$44.5	$0.9	$(0.9)	$(0.7)	$43.8
2021
Allowance for doubtful accounts	$2.6	$1.2	$(0.5)	$0.0	$3.3
Deferred tax valuation allowance	$44.6	$3.6	$(3.6)	$(0.1)	$44.5
2020
Allowance for doubtful accounts	$2.6	$0.2	$(0.2)	$0.0	$2.6
Deferred tax valuation allowance	$58.0	$(12.1)	$(1.7)	$0.4	$44.6

Koppers Holdings Inc. 2022 Annual Report

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

Signature	Capacity		Date

/s/ Leroy M. Ball Leroy M. Ball	Director, President and Chief Executive Officer (Principal Executive Officer)		February 27, 2023

/s/ Jimmi Sue Smith Jimmi Sue Smith	Chief Financial Officer (Principal Financial Officer)		February 27, 2023

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 27, 2023

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng	Director
Traci L. Jensen	Director
David L. Motley	Director	By	/s/ Leroy M. Ball
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Louis L. Testoni	Director
Sonja M. Wilkerson	Director		February 27, 2023