Form 10-Q
period 2023-06-30
Koppers Holdings Inc.
filed 2023-08-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2023 amounted to 20,872,244 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$577.2	$502.5	$1,090.6	$961.8
Cost of sales	464.7	419.4	874.0	789.7
Depreciation and amortization	14.4	13.4	28.4	27.6
(Gain) on sale of assets	0.0	0.0	(1.8)	(2.5)
Selling, general and administrative expenses	43.7	40.6	85.3	79.7
Operating profit	54.4	29.1	104.7	67.3
Other income, net	0.2	0.4	0.0	1.0
Interest expense	20.3	11.1	34.3	20.9
Income from continuing operations before income taxes	34.3	18.4	70.4	47.4
Income tax provision	9.9	6.8	19.8	16.5
Income from continuing operations	24.4	11.6	50.6	30.9
Loss on sale of discontinued operations	0.0	0.0	0.0	(0.5)
Net income	24.4	11.6	50.6	30.4
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.6	(0.1)
Net income attributable to Koppers	$24.5	$11.7	$50.0	$30.5
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.17	$0.56	$2.40	$1.47
Discontinued operations	0.00	0.00	0.00	(0.02)
Earnings per basic common share	$1.17	$0.56	$2.40	$1.45
Diluted -
Continuing operations	$1.15	$0.55	$2.34	$1.44
Discontinued operations	0.00	0.00	0.00	(0.02)
Earnings per diluted common share	$1.15	$0.55	$2.34	$1.42
Comprehensive income (loss)	$18.7	$(38.8)	$52.6	$(18.4)
Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(0.2)	0.4	(0.3)
Comprehensive income (loss) attributable to Koppers	$19.0	$(38.6)	$52.2	$(18.1)
Weighted average shares outstanding (in thousands):
Basic	20,843	21,026	20,842	21,088
Diluted	21,351	21,239	21,366	21,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2023	December 31, 2022
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$48.2	$33.3
Accounts receivable, net of allowance of $3.4 and $3.5	258.3	215.7
Inventories, net	373.1	355.7
Derivative contracts	3.7	3.1
Other current assets	30.2	29.0
Total current assets	713.5	636.8
Property, plant and equipment, net	594.9	557.3
Operating lease right-of-use assets	84.1	86.3
Goodwill	293.8	294.0
Intangible assets, net	108.9	116.1
Deferred tax assets	11.3	11.7
Other assets	9.2	9.2
Total assets	$1,815.7	$1,711.4
Liabilities
Accounts payable	$195.0	$207.4
Accrued liabilities	73.4	96.1
Current operating lease liabilities	21.7	20.5
Current maturities of long-term debt	4.0	0.0
Total current liabilities	294.1	324.0
Long-term debt	902.2	817.7
Accrued postretirement benefits	35.3	34.7
Deferred tax liabilities	22.0	21.5
Operating lease liabilities	62.5	66.3
Other long-term liabilities	43.0	44.2
Total liabilities	1,359.1	1,308.4
Commitments and contingent liabilities (Note 16)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,837,622 and 24,547,000 shares issued	0.2	0.2
Additional paid-in capital	273.7	263.9
Retained earnings	407.3	360.2
Accumulated other comprehensive loss	(95.1)	(97.3)
Treasury stock, at cost, 3,965,378 and 3,783,901 shares	(133.5)	(127.6)
Total Koppers shareholders’ equity	452.6	399.4
Noncontrolling interests	4.0	3.6
Total equity	456.6	403.0
Total liabilities and equity	$1,815.7	$1,711.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$50.6	$30.4
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	28.4	27.6
Stock-based compensation	7.8	6.7
Change in derivative contracts	0.0	7.1
Non-cash interest expense	3.3	1.7
(Gain) on sale of assets	(1.8)	(2.6)
Insurance proceeds	(0.1)	(0.7)
Deferred income taxes	0.9	0.6
Change in other liabilities	(0.9)	(1.0)
Other - net	0.7	5.8
Changes in working capital:
Accounts receivable	(41.8)	(52.3)
Inventories	(17.2)	(19.6)
Accounts payable	(7.5)	28.0
Accrued liabilities	(18.7)	(7.9)
Other working capital	(5.8)	(2.6)
Net cash (used in) provided by operating activities	(2.1)	21.2
Cash (used in) provided by investing activities:
Capital expenditures	(62.6)	(55.8)
Insurance proceeds received	0.1	0.7
Cash provided by sale of assets	1.9	4.0
Net cash used in investing activities	(60.6)	(51.1)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	203.1	55.0
Borrowings of long-term debt	388.0	0.0
Repayments of long-term debt	(501.0)	(2.0)
Issuances of Common Stock	1.8	0.7
Repurchases of Common Stock	(5.9)	(18.5)
Payment of debt issuance costs	(4.9)	(4.6)
Dividends paid	(2.5)	(2.1)
Net cash provided by financing activities	78.6	28.5
Effect of exchange rate changes on cash	(1.0)	(3.7)
Net increase (decrease) in cash and cash equivalents	14.9	(5.1)
Cash and cash equivalents at beginning of period	33.3	45.5
Cash and cash equivalents at end of period	$48.2	$40.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$14.4	$14.6
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.6	$6.3
Accrued capital expenditures	6.0	8.2

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

2. New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. The adoption of this ASU in the first quarter of 2023 did not have a material impact on our financial statements as we principally utilize cash flow hedges.

3. Fair Value Measurements

The following table presents the carrying amounts and the related estimated fair values of our financial instruments:

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt	$927.4	$915.7	$801.1	$825.3

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy and is measured from values received from financial institutions.

Debt – The fair value of our Term Loan B (as defined in Note 12 – "Debt") is estimated based on the market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities (Level 2). The fair value of our Credit Facility (as defined in Note 12 – "Debt") approximates carrying value due to the variable rate nature of this instrument. As of December 31, 2022, the fair value of our fixed-rate long-term debt was estimated based on the market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities (Level 2).

See Note 15 – “Derivative Financial Instruments”, for the fair value of our derivative financial instruments.

4. Comprehensive Income (Loss) and Equity

The following table presents total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income	$24.4	$11.6	$50.6	$30.4
Changes in other comprehensive income (loss):
Currency translation adjustment	(2.2)	(26.5)	0.5	(20.7)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $1.5, $12.6, $(0.4) and $15.0	(3.8)	(24.4)	0.9	(28.7)
Unrecognized pension net loss, net of tax expense of $0.0, $0.0, $0.1 and $0.1	0.3	0.5	0.6	0.6
Comprehensive income (loss)	18.7	(38.8)	52.6	(18.4)
Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(0.2)	0.4	(0.3)
Comprehensive income (loss) attributable to Koppers	$19.0	$(38.6)	$52.2	$(18.1)

Amounts reclassified from accumulated other comprehensive loss to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost as disclosed in Note 11 – “Pensions and Post-Retirement Benefit Plans.” Other amounts reclassified from accumulated other comprehensive income (loss) related to derivative financial instruments, net of tax, were $0.6 million and $11.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.3 million and $21.2 million during the six months ended June 30, 2023 and 2022, respectively.

The following tables present the changes in equity:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	$0.2	$269.2	$384.2	$(89.6)	$(133.4)	$4.3	$434.9
Net income (loss)	0.0	0.0	24.5	0.0	0.0	(0.1)	24.4
Dividends ($0.06 per share)	0.0	0.0	(1.4)	0.0	0.0	0.0	(1.4)
Issuance of common stock	0.0	0.6	0.0	0.0	0.0	0.0	0.6
Repurchases of common stock	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Employee stock plans	0.0	3.9	0.0	0.0	0.0	0.0	3.9
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(2.0)	0.0	(0.2)	(2.2)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(3.8)	0.0	0.0	(3.8)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Balance at June 30, 2023	$0.2	$273.7	$407.3	$(95.1)	$(133.5)	$4.0	$456.6

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$0.2	$253.4	$318.7	$(38.3)	$(115.1)	$4.1	$423.0
Net income	0.0	0.0	11.6	0.0	0.0	0.0	11.6
Dividends ($0.05 per share)	0.0	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(7.4)	0.0	(7.4)
Employee stock plans	0.0	3.3	0.0	0.0	0.0	0.0	3.3
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(26.5)	0.0	(0.2)	(26.7)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(24.4)	0.0	0.0	(24.4)
Unrecognized pension net loss	0.0	0.0	0.0	0.5	0.0	0.0	0.5
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$0.2	$263.9	$360.2	$(97.3)	$(127.6)	$3.6	$403.0
Net income	0.0	0.0	50.0	0.0	0.0	0.6	50.6
Dividends ($0.12 per share)	0.0	0.0	(2.9)	0.0	0.0	0.0	(2.9)
Issuance of common stock	0.0	1.9	0.0	0.0	0.0	0.0	1.9
Repurchases of common stock	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Employee stock plans	0.0	7.9	0.0	0.0	0.0	0.0	7.9
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	0.7	0.0	(0.2)	0.5
Unrealized gain on cash flow hedges	0.0	0.0	0.0	0.9	0.0	0.0	0.9
Unrecognized pension net loss	0.0	0.0	0.0	0.6	0.0	0.0	0.6
Balance at June 30, 2023	$0.2	$273.7	$407.3	$(95.1)	$(133.5)	$4.0	$456.6

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$0.2	$249.5	$300.9	$(40.0)	$(104.0)	$4.2	$410.8
Net income (loss)	0.0	0.0	30.5	0.0	0.0	(0.1)	30.4
Dividends ($0.10 per share)	0.0	0.0	(2.1)	0.0	0.0	0.0	(2.1)
Issuance of common stock	0.0	0.7	0.0	0.0	0.0	0.0	0.7
Repurchases of common stock	0.0	0.0	0.0	0.0	(18.5)	0.0	(18.5)
Employee stock plans	0.0	6.8	0.0	0.0	0.0	0.0	6.8
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(20.7)	0.0	(0.2)	(20.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(28.7)	0.0	0.0	(28.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.6	0.0	0.0	0.6
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2

On August 2, 2023, we declared a quarterly dividend of $0.06 per common share, payable on September 11, 2023 to shareholders of record as of August 25, 2023.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions, except share amounts, in thousands)
Net income attributable to Koppers	$24.5	$11.7	$50.0	$30.5
Less: Loss on sale of discontinued operations	0.0	0.0	0.0	(0.5)
Income from continuing operations attributable to Koppers	$24.5	$11.7	$50.0	$31.0
Weighted average common shares outstanding:
Basic	20,843	21,026	20,842	21,088
Effect of dilutive securities	508	213	524	384
Diluted	21,351	21,239	21,366	21,472
Earnings per common share – continuing operations:
Basic earnings per common share	$1.17	$0.56	$2.40	$1.47
Diluted earnings per common share	1.15	0.55	2.34	1.44
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	494	1,077	619	1,058

6. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the “2005 LTIP”), the 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the 2020 Long-Term Incentive Plan, as amended (the “2020 LTIP”) (collectively, the “LTIP”). The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the “awards.”

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

For grants to most employees prior to 2023, the restricted stock units vest in four equal annual installments. Starting in 2023, most grants of restricted stock units vest in three years. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees with vesting periods of typically two years or less.

Performance stock units have vesting based upon either a performance condition or a market condition. Performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – “Segment Information"). For performance stock units granted with a market condition, which applies to all performance stock unit grants made prior to 2023, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives.

Both types of performance stock units have a three-year period for vesting. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. We have the discretion to settle the award in cash rather than shares, although we currently expect that all awards will be settled by the issuance of shares.

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

The following table shows a summary of the performance stock units as of June 30, 2023:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Market Condition Units
2021 – 2023	66,968	115,036	163,104
2022 – 2024	17,788	117,937	218,086
2023 – 2025	0	78,411	156,822
Performance Condition Units
2023 – 2025	0	188,238	376,476

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2022	524,612	237,032	761,644	$32.40
Granted	232,494	267,073	499,567	$30.75
Credited from dividends	3,469	1,594	5,063	$26.89
Vested	(216,257)	0	(216,257)	$26.30
Forfeited	(13,609)	(6,077)	(19,686)	$32.50
Non-vested at June 30, 2023	530,709	499,622	1,030,331	$32.85

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

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,122,136	$27.05
Exercised	(63,974)	$18.76
Expired	(50,031)	$42.16
Outstanding at June 30, 2023	1,008,131	$26.83	4.55	$9.0
Exercisable at June 30, 2023	846,655	$26.56	3.94	$8.1

Stock Compensation Expense

The following table presents total stock-based compensation expense recognized under our LTIP and employee stock purchase plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$3.8	$3.2	$7.8	$6.7
Less related income tax benefit	1.1	1.1	2.2	2.3
Decrease in net income attributable to Koppers	$2.7	$2.1	$5.6	$4.4
Intrinsic value of exercised stock options	$0.2	$0.0	$0.9	$0.0
Cash received from the exercise of stock options	$0.3	$0.0	$1.2	$0.0

As of June 30, 2023, total future compensation expense related to non-vested stock-based compensation arrangements is expected to total $25.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 25 months.

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

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, “adjusted EBITDA"). These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain or loss on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $6.8 million and $8.3 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues from external customers:
Railroad and Utility Products and Services	$234.4	$204.2	$447.5	$387.6
Performance Chemicals	180.9	149.6	327.8	286.0
Carbon Materials and Chemicals	161.9	148.7	315.3	288.2
Total	$577.2	$502.5	$1,090.6	$961.8
Intersegment revenues:
Performance Chemicals	$7.2	$5.9	$12.8	$9.9
Carbon Materials and Chemicals	23.2	18.9	42.2	37.5
Total	$30.4	$24.8	$55.0	$47.4
Depreciation and amortization expense:
Railroad and Utility Products and Services	$5.8	$5.5	$11.7	$10.9
Performance Chemicals	3.5	3.8	7.0	7.7
Carbon Materials and Chemicals	5.1	4.1	9.7	9.0
Total	$14.4	$13.4	$28.4	$27.6
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.3	$13.2	$38.1	$24.8
Performance Chemicals	32.3	20.4	58.6	41.2
Carbon Materials and Chemicals	15.7	21.0	35.1	41.2
Items excluded from the determination of segment profit:
Impairment, restructuring and plant closure (costs) benefits	0.0	0.2	(0.1)	0.0
Gain on sale of assets	0.0	0.0	1.8	2.5
LIFO expense(1)	(0.2)	(5.1)	(0.4)	(6.8)
Mark-to-market commodity hedging losses	(1.1)	(6.8)	0.0	(7.1)
Interest expense	(20.3)	(11.1)	(34.3)	(20.8)
Depreciation and amortization	(14.4)	(13.4)	(28.4)	(27.6)
Income tax provision	(9.9)	(6.8)	(19.8)	(16.5)
Discontinued operations	0.0	0.0	0.0	(0.5)
Net income	$24.4	$11.6	$50.6	$30.4
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$138.5	$122.3	$266.0	$227.6
Utility poles	71.2	59.5	134.5	115.7
Railroad infrastructure services	8.6	9.7	18.1	19.0
Rail joints	6.9	7.0	13.2	13.8
Other products	9.2	5.7	15.7	11.5
Total	234.4	204.2	447.5	387.6
Performance Chemicals:
Wood preservative products	166.6	141.7	303.6	270.8
Other products	14.3	7.9	24.2	15.2
Total	180.9	149.6	327.8	286.0
Carbon Materials and Chemicals:
Pitch and related products	104.0	82.5	204.7	160.3
Phthalic anhydride and other chemicals	21.7	28.2	40.7	53.5
Carbon black feedstock and distillates	20.8	20.7	38.5	39.7
Naphthalene	6.7	8.4	15.3	16.9
Other products	8.7	8.9	16.1	17.8
Total	161.9	148.7	315.3	288.2
Total	$577.2	$502.5	$1,090.6	$961.8

The following table sets forth assets and goodwill allocated to each of our segments:

	June 30, 2023	December 31, 2022
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$719.7	$660.8
Performance Chemicals	532.5	516.9
Carbon Materials and Chemicals	533.4	500.5
All other	30.1	33.2
Total	$1,815.7	$1,711.4
Goodwill:
Railroad and Utility Products and Services	$120.5	$120.6
Performance Chemicals	173.3	173.4
Total	$293.8	$294.0

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2023	2022
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.2	6.4
Nondeductible expenses	1.3	1.5
State income taxes, net of federal tax benefit	1.4	0.6
GILTI inclusion, net of foreign tax credits	0.1	(0.3)
Change in tax contingency reserves	0.1	0.1
Interest expense deduction limitation	0.0	5.0
Estimated annual effective income tax rate	28.1%	34.3%

Income taxes as a percentage of pretax income were 28.9 and 28.1 percent for the three and six months ended June 30, 2023, and 37.0 and 34.8 percent for the three and six months ended June 30, 2022, respectively. The effective income tax rates for the periods mentioned were slightly higher than their respective estimated annual effective income tax rates due to various discrete items, which were not material in the aggregate or individually.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the six months ended June 30, 2023.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

Unrecognized tax benefits totaled $1.5 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.5 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the six months ended June 30, 2023 we recognized $0.1 million in interest and penalties. For the year ended December 31, 2022, we recognized income of $0.1 million in interest and penalties.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories, net

The following table presents net inventories:

	June 30, 2023	December 31, 2022
(Dollars in millions)
Raw materials	$341.4	$318.5
Work in process	10.1	10.2
Finished goods	125.5	130.4
	$477.0	$459.1
Less revaluation to LIFO	103.9	103.4
Net	$373.1	$355.7

10. Property, Plant and Equipment

The following table presents property, plant and equipment:

	June 30, 2023	December 31, 2022
(Dollars in millions)
Land	$18.2	$15.0
Buildings	80.0	80.3
Machinery and equipment	954.5	924.1
	$1,052.7	$1,019.4
Less accumulated depreciation	457.8	462.1
Net	$594.9	$557.3

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

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	2.0	1.5	4.1	2.9
Expected return on plan assets	(1.8)	(1.9)	(3.5)	(3.9)
Amortization of net loss	0.6	0.4	1.1	0.9
Net periodic benefit cost	$1.2	$0.3	$2.5	$0.5
Defined contribution plan expense	$2.4	$2.3	$4.9	$4.8

12. Debt

The following table summarizes debt:

	Weighted Average Interest Rate	Maturity	June 30, 2023	December 31, 2022
(Dollars in millions)
Credit Facility	7.36%	2027	$528.4	$325.3
Term Loan B	8.56%	2030	387.3	0.0
Senior Notes due 2025	-	-	0.0	500.0
Debt			$915.7	$825.3
Less short-term debt and current maturities of long-term debt			4.0	0.0
Less unamortized debt issuance costs			9.5	7.6
Long-term debt			$902.2	$817.7

Credit Facility

We have an $800.0 million revolving credit agreement (the “Credit Facility”) with a consortium of banks. The Credit Facility also provides for a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate (“SOFR”), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

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

As of June 30, 2023, we had approximately $301 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2023, $7.8 million of commitments were utilized by outstanding letters of credit.

Term Loan B

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

During the six months ended June 30, 2023, we entered into interest rate swap agreements with an aggregate notional value of $150.0 million related to the Term Loan B. The interest rate swaps effectively convert the variable rate to a weighted average fixed rate of 7.45 percent for that portion of the loan. All swap agreements expire in April 2027.

Senior Notes due 2025

Koppers Inc.’s $500 million Senior Notes due 2025 (the “2025 Notes”) were unsecured senior obligations of Koppers Inc. and were guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

On April 11, 2023, we used the proceeds from the Term Loan B, cash on hand and available borrowing capacity under our existing Credit Facility to redeem all of the outstanding 2025 Notes at face value and to pay any fees and expenses incurred in connection with the issuance of the Term Loan B and the redemption of the 2025 Notes.

Subsequent Events

During the third quarter of 2023, we entered into an additional interest rate swap with an aggregate notional value of $100.0 million related to the Term Loan B. As of July 31, 2023, the interest rate swaps collectively convert the variable rate to a weighted average fixed rate of 7.73 percent for the notional value of $250.0 million. All swap agreements expire in April 2027.

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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Balance at beginning of year	$15.5	$13.2
Accretion expense	0.5	1.1
Revision in estimated cash flows	(0.5)	2.2
Cash expenditures	(0.2)	(1.0)
Balance at end of year	$15.3	$15.5

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

The following table presents operating and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Operating lease costs	$7.1	$7.2	$13.8	$14.7
Variable lease costs	1.2	0.6	2.1	1.4

The following table presents information about the amount and timing of cash flows arising from our operating leases as of June 30, 2023:

(Dollars in millions)
2023	$14.0
2024	24.2
2025	18.6
2026	13.5
2027	10.9
Thereafter	20.1
Total lease payments	$101.3
Less: Interest	(17.1)
Present value of lease liabilities	$84.2

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30,	December 31,
	2023	2022
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$84.1	$86.3
Current operating lease liabilities	$21.7	$20.5
Operating lease liabilities	62.5	66.3
Total operating lease liabilities	$84.2	$86.8
Weighted average remaining lease term, in years	5.2	5.6
Weighted average discount rate	6.7%	7.2%

15. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper, foreign currency exchange risk associated with a number of currencies, principally the U.S. dollar and Australian dollar, and interest rate risk associated with variable rate borrowings.

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

For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability on the condensed consolidated balance sheet and the related gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations. The fair value associated with forward contracts related to foreign currency that are not designated as hedges are immediately charged to earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations and comprehensive income (loss).

See Note 4 – “Comprehensive Income (Loss) and Equity”, for amounts recorded in other comprehensive income (loss) and for amounts reclassified from accumulated other comprehensive income (loss) into net income.

As of June 30, 2023 and December 31, 2022, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
(Amounts in millions)
Cash flow hedges	28.7	21.3	$(0.3)	$2.5
Contracts where hedge accounting was not elected	8.0	6.0	0.6	0.6
Total	36.7	27.3	$0.3	$3.1

The unrealized loss from contracts where hedge accounting was not elected is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Loss from contracts where hedge accounting was not elected	$(1.1)	$(6.8)	$0.0	$(7.1)

The net currency units outstanding for contracts were:

	June 30, 2023	December 31, 2022
(In millions)
Australian Dollars	AUD 3.0	AUD 3.0
United States Dollars	USD 12.1	USD 9.3

See Note 12 – "Debt" for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for portions of the Term Loan B. The interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

	June 30, 2023
	Copper Swap Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.9	$0.0	$2.8	$3.7
Other assets	0.3	0.0	1.2	1.5
Accrued liabilities	(0.5)	(0.2)	0.0	(0.7)
Other long-term liabilities	(0.4)	0.0	0.0	(0.4)
Net asset (liability) on balance sheet	$0.3	$(0.2)	$4.0	$4.1
Accumulated other comprehensive (loss) gain, net of tax	$(0.2)	$0.0	$3.0	$2.8

	December 31, 2022
	Copper Swap Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$2.9	$0.1	$0.0	$3.0
Other assets	0.5	0.0	0.0	0.5
Accrued liabilities	(0.3)	(0.1)	0.0	(0.4)
Net asset on balance sheet	$3.1	$0.0	$0.0	$3.1
Accumulated other comprehensive gain, net of tax	$1.8	$0.0	$0.0	$1.8

We estimate that unrealized gains, net of tax, for commodity price hedging and interest rate swaps of $2.1 million will be reclassified from other comprehensive income into earnings over the next twelve months.

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 51 plaintiffs in 27 cases pending as of June 30, 2023 and December 31, 2022. As of June 30, 2023, there were 26 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 27 pending cases seek to recover compensatory damages. Plaintiffs in 24 of those cases also seek to recover punitive damages. The plaintiffs in the 26 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (“Beazer East”), Honeywell International Inc., Graftech International Holdings, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $4.0 million as of June 30, 2023. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2023, our estimated environmental remediation liability for these acquired sites totals $3.9 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2023, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of June 30, 2023 and December 31, 2022, $2.5 million is classified as current liabilities.

	Period ended
	June 30, 2023	December 31, 2022
(Dollars in millions)
Balance at beginning of period	$10.9	$10.7
Expense	0.1	1.6
Cash expenditures	(0.2)	(1.1)
Currency translation	(0.1)	(0.3)
Balance at end of period	$10.7	$10.9

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. In addition, our board of directors and executive management team use adjusted EBITDA as a performance measure under the company’s annual incentive plans for certain performance share units granted to management.

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

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 18 million to 22 million crossties annually. According to the Railway Tie Association (“RTA”), total crosstie installations in 2022 were down 1.9 percent from the prior year, to approximately 18.4 million, of which 14.8 million were for Class I railroads. In the aggregate, spending by railroads is projected to be somewhat higher in 2023 in nominal terms; however, it will be marginally lower in real terms due to higher input costs for labor, crossties and other materials. In terms of the supply of crossties, the demand for pallet lumber has eased, which has improved crosstie availability, and the price has moderated on slowing consumer spending. As a result of the weakening demand for board roads and mats, availability for crosstie production by sawmills is improving which is encouraging for the railroads as their inventory-to-sales ratio has been depressed for many months, mainly because of low crosstie inventories. Nevertheless, the RTA demand forecast predicts slightly lower crosstie demand of 1.3 percent in 2023, or total industry demand of 18.2 million crossties. For 2024, the economy is estimated to grow and crosstie demand is expected to recover, with an increase of 2.4 percent, or total industry demand of 18.6 million crossties.

According to the Association of American Railroads (“AAR”), compared to the prior year, U.S. carload traffic for the year-to-date period through June 30, 2023 was up 0.6 percent and intermodal units were down 10.3 percent. For 2023 to-date, total combined U.S. traffic decreased 5.3 percent compared to last year. The recent rail traffic patterns demonstrate the contrasts in the broader economy. Rail intermodal is largely consumer goods, and recent spending on goods has cooled considerably. On the other hand, rail carloads of industrial products are performing much better, reflecting relative strength in automotive, mineral extraction, and other sectors.

With respect to our utility products business, the installed base for wood distribution poles in the United States is approximately 150 million and nearly half are 40 years old. Industry demand has historically been in the range of approximately two to four million poles annually. On an overall basis, we believe that the rate at which utilities purchase utility poles will grow as they continue replacement programs within their service territories. As a whole, the key factors that drive growth in the utility pole market include higher global energy consumption, expansion of the electric vehicle charging network, and investments in the global telecommunications industry. Now more than ever, utilities need to maintain and strengthen their infrastructure, referred to as hardening the electrical grid, to avoid interruptions in service as portions of the population work remotely. As long as there are not any extended supply chain disruptions, we anticipate that 2023 demand for pole replacements will be higher, as the overall industry is trending toward expanded and upgraded transmission networks. In addition, we believe there is a developing trend in the industry for utilities to maintain some additional inventory to prepare for potentially damaging storms that occur throughout the year.

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

For the overall segment, we believe a positive development involves the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021, and will usher in more than a trillion dollars in new spending across eight years to improve the nation's roads, bridges, rail, Internet, water systems and more. As a global leader in water- and oil-borne preservatives serving many end markets with our wood-treatment technologies, we believe we are well-positioned to benefit from the new legislation. Our products are used in multiple infrastructure applications, including utility poles, railroad ties and wood for construction projects.

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 14 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. Actions taken in the past include the purchase of a 105-acre property in Leesville, Louisiana, to host a facility providing additional peeling and drying capacity for utility poles, the sale of our Sweetwater, Tennessee plant, exiting the Texas Electric Cooperatives’ Jasper, Texas facility and relocating the production of utility products to our existing Somerville, Texas plant and the permanent closure of our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which has been partly funded through proceeds from the sale of non-core assets, including the Denver facility.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. According to the National Association of Realtors® (“NAR”), total existing-home sales in June declined 3.3 percent from May and on a year-over-year basis, sales were lower by 18.9 percent. While existing-home sales declined, pending home sales in June registered a modest increase of 0.3 percent from the prior month. Home prices have held firm in most parts of the country as housing inventory remains low, and the limited supply is leading to multiple-offer situations, with one-third of homes being sold above the list price in June. The NAR projects that the market can easily absorb a doubling of housing inventory and if mortgage rates and inventory move favorably, pent-up demand could be realized in the near term.

According to the Leading Indicator of Remodeling Activity (“LIRA”) reported by the Joint Center for Housing Studies of Harvard University, after more than a decade of continuous growth, annual expenditures for improvements and repairs to owner-occupied homes are expected to decline at an accelerating rate through the first half of 2024. The LIRA projects that year-over-year spending on homeowner improvements and maintenance will decline by 2.7 percent through the first quarter of 2024 and by 5.9 percent through mid-2024. Home remodeling activity continues to face strong headwinds from high interest rates, softening house price appreciation, and sluggish home sales. Annual spending on home improvements and repairs is expected to decrease from $486 billion through the second quarter of this year to $457 billion over the coming twelve months. Reductions in household moves will likely result in a decline in the remodeling and repair activity; however, the magnitude of the impact may be offset if homeowners with ultra-low mortgage rates continue to “upgrade-in-place” and renovate their current homes. In addition, since pressure-treated lumber prices are approximately 50-60 percent lower year-over-year at big-box retailers, outdoor residential projects are significantly more affordable than this time a year ago.

The Conference Board Consumer Confidence Index® increased in June to 110.1 and again in July to 117.0, which is the second straight month of gains and reflects the highest confidence level since July 2021. Despite rising interest rates, consumers are more upbeat, likely reflecting softening inflation as well as a favorable outlook on a labor market that continues to outperform expectations. As a result, consumer expectations for the next six months improved materially, indicating greater confidence about future business conditions and job availability.

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

The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. Currently, we are seeing weakening end market demand, which is allowing more availability of coal tar in the near term. However, as the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of long-term decline of coal tar supply by gaining market acceptance for petroleum blended products. We are also investing in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.

For the external markets served by our CMC business, we anticipate a slowdown in the near-term in manufacturing overall as well as in the steel, aluminum and carbon black industries. The June 2023 S&P Global Mobility (formerly IHS Markit Automotive Group) forecast sees global light-vehicle sales increasing by 5.6 percent from the prior year and reaching 83.6 million units globally in 2023, recovering from sales declines in 2021 and 2022 that were driven by production constraints rather than by a lack of consumer demand or willingness to buy. As for global light-vehicle production, the output is forecast to reach 85.6 million units in 2023 as supply chain issues are approaching a more normalized situation. However, the near-term outlook remains unclear as the new vehicle sales environment will be defined in the second half of the year by auto consumers pressured by potential vehicle affordability issues (rising interest rates, credit tightening, high vehicle prices) and production advances that could build back inventory more quickly than anticipated.

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

Results of Operations – Comparison of Three Months Ended June 30, 2023 and 2022

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended June 30,
	2023	2022	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$234.4	$204.2	$30.2	15%
Performance Chemicals	180.9	149.6	31.3	21%
Carbon Materials and Chemicals	161.9	148.7	13.2	9%
	$577.2	$502.5	$74.7	15%

RUPS net sales increased largely due to a net $20.3 million of pricing increases across multiple markets, particularly for crossties and domestic utility poles. Volume increases for crossties and utility poles also contributed to the increase. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.8 million, mainly from our Australian utility pole business.

PC net sales increased as a result of global price increases of $21.0 million, or 14 percent in the current period, particularly in the Americas for our copper-based preservatives, along with volume increases of eight percent globally driven by the Americas and offset by Europe and Australasia. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.3 million.

CMC net sales increased mainly due to $7.2 million of higher sales prices, primarily for carbon pitch driven by strong end markets and constrained raw material supply, along with volume increases of refined tar in North America. These increases were partly offset by price decreases for certain other products and volume decreases of phthalic anhydride in North America. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $1.3 million.

Cost of sales as a percentage of net sales was 81 percent for the quarter ended June 30, 2023, compared to 83 percent in the prior year period as global price increases have outpaced increased raw material and operating costs on a consolidated basis and across most of our businesses. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Selling, general and administrative expenses for the quarter ended June 30, 2023 were $3.1 million higher when compared to the prior year period due mainly to an increase in compensation related costs along with an increase in travel, entertainment and advertising. These increases were partly offset by a reduction in professional services and insurance costs.

Interest expense for the quarter ended June 30, 2023 was $9.2 million higher when compared to the prior year period due to higher interest rates and a $1.6 million increase in write-off of debt issuance costs related to the repayment of the 2025 Notes as described in Note 12 – "Debt."

Income tax expense for the quarter ended June 30, 2023 increased due to higher income from continuing operations before income taxes when compared to the prior year period. This increase was partially offset by a lower estimated annual effective income tax rate when compared to the prior year period. The higher effective tax rate in the prior year period was driven by higher estimated non-deductible expenses, notably interest expense, as discussed in Note 8 – "Income Taxes."

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022	Change	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.3	$13.2	$9.1	69%
Performance Chemicals	32.3	20.4	11.9	58%
Carbon Materials and Chemicals	15.7	21.0	(5.3)	-25%
Total Adjusted EBITDA	$70.3	$54.6	$15.7	29%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	9.5%	6.5%	3.0%	46%
Performance Chemicals	17.9%	13.6%	4.3%	32%
Carbon Materials and Chemicals	9.7%	14.1%	-4.4%	-31%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $6.5 million from improved plant utilization, partly offset by higher raw material and operating costs of $23.2 million in our crosstie, utility pole and maintenance of way businesses in the current year period.

PC adjusted EBITDA increased as renegotiated customer contracts allowed us to increase prices to recapture prior year raw material and other operating cost increases, along with a global volume increase for wood treatment preservatives. These price increases more than offset $12.5 million of raw material cost increases from the prior year period.

CMC adjusted EBITDA decreased due to an increase of $17.2 million in raw material costs, particularly in Europe and North America, partly offset by higher pricing and higher volumes, which also improved plant utilization in North America compared to the prior year period.

Results of Operations – Comparison of Six Months Ended June 30, 2023 and 2022

Consolidated Results

Net sales are summarized by segment in the following table:

	Six Months Ended June 30,
	2023	2022	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$447.5	$387.6	$59.9	15%
Performance Chemicals	327.8	286.0	41.8	15%
Carbon Materials and Chemicals	315.3	288.2	27.1	9%
	$1,090.6	$961.8	$128.8	13%

RUPS net sales increased largely due to a net $44.0 million of pricing increases across multiple markets, particularly for crossties and domestic utility poles. Volume increases for crossties and higher activity in our crosstie recovery business also contributed to the increase. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $1.5 million, mainly from our Australian utility pole business.

PC net sales increased as a result of global price increases of $46.0 million, or 16 percent in the current year period, particularly in the Americas for our copper-based preservatives, along with $16.2 million of volume increases in the Americas. These increases were offset, in part, by $15.8 million of volume decreases for wood treatment preservatives across most international markets, primarily Europe and Australasia. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $4.7 million.

CMC net sales increased due mainly to $50.9 million of higher sales prices, primarily for carbon pitch driven by strong end markets and constrained raw material supply, partly offset by volume decreases of phthalic anhydride and carbon pitch. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $5.6 million.

Cost of sales as a percentage of net sales was 80 percent for the six months ended June 30, 2023, compared to 82 percent in the prior year period as global price increases have outpaced increased raw material and operating costs on a consolidated basis and across most of our businesses. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Gain on sale of assets for the six months ended June 30, 2023 was related to a sale of assets of our former coal tar distillation facility located in China while the gain on sale of assets in the prior year was related to the sale of our utility pole treating facility in Sweetwater, Tennessee.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $5.6 million higher when compared to the prior year period due mainly to an increase in compensation related costs along with an increase in travel, entertainment and advertising. These increases were partly offset by a reduction in professional services and insurance costs.

Interest expense for the six months ended June 30, 2023 was $13.4 million higher when compared to the prior year period due to higher interest rates and a $1.6 million increase in write-off of debt issuance costs related to the repayment of the 2025 Notes as described in Note 12 – "Debt."

Income tax expense for the six months ended June 30, 2023 increased due to higher income from continuing operations before income taxes when compared to the prior year period. This increase was partially offset by a lower estimated annual effective income tax rate when compared to the prior year period. The higher effective tax rate in the prior year period was driven by higher estimated non-deductible expenses, notably interest expense, as discussed in Note 8 – "Income Taxes."

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022	Change	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$38.1	$24.8	$13.3	54%
Performance Chemicals	58.6	41.2	17.4	42%
Carbon Materials and Chemicals	35.1	41.2	(6.1)	-15%
Total Adjusted EBITDA	$131.8	$107.2	$24.6	23%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.5%	6.4%	2.1%	33%
Performance Chemicals	17.9%	14.4%	3.5%	24%
Carbon Materials and Chemicals	11.1%	14.3%	-3.2%	-22%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $10.4 million from improved plant utilization, partly offset by higher raw material and operating costs of $44.4 million in our crosstie, utility pole and maintenance of way businesses in the current year period.

PC adjusted EBITDA increased as renegotiated customer contracts allowed us to increase prices to recapture prior year raw material and other operating cost increases, along with a 7.1 percent volume increase in the Americas for wood treatment preservatives. These price increases more than offset $25.4 million of raw material and selling, general and administrative cost increases from the prior year period.

CMC adjusted EBITDA decreased due to an increase of $60.5 million in raw material costs, particularly in North America and Europe, partly offset by higher pricing globally and lower operating costs in North America compared to the prior year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $0.9 million.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net income	$24.4	$11.6	$50.6	$30.4
Interest expense	20.3	11.1	34.3	20.8
Depreciation and amortization	14.4	13.4	28.4	27.6
Income tax provision	9.9	6.8	19.8	16.5
Discontinued operations	0.0	0.0	0.0	0.5
Sub-total	69.0	42.9	133.1	95.8
Adjustments to arrive at adjusted EBITDA:
Impairment, restructuring and plant closure costs (benefits)(1)	0.0	(0.2)	0.1	0.0
(Gain) on sale of assets	0.0	0.0	(1.8)	(2.5)
LIFO expense(2)	0.2	5.1	0.4	6.8
Mark-to-market commodity hedging losses	1.1	6.8	0.0	7.1
Total adjustments	1.3	11.7	(1.3)	11.4
Adjusted EBITDA	$70.3	$54.6	$131.8	$107.2

(1)
Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities.
(2)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2023 was $2.1 million compared to net cash provided by operating activities of $21.2 million in the prior year. The decrease is primarily the result of higher working capital usage of $36.6 million, which more than offset the cash impact of the increase in net income in the current year period. The increase in working capital during the current year period is consistent with higher costs combined with a reduction in accounts payable as a result of the timing of purchases and related vendor payments.

Net cash used in investing activities for the six months ended June 30, 2023 was $60.6 million compared to net cash used in investing activities of $51.1 million in the prior year period driven primarily by capital expenditures. Capital expenditures for both periods include increased investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas and a yield enhancement project at our CMC facility in Nyborg, Denmark.

Net cash provided by financing activities for the six months ended June 30, 2023 was $78.6 million compared to $28.5 million of net cash provided by financing activities in the prior year. Cash provided by financing activities in the six months ended June 30, 2023 reflected net borrowings of $90.1 million partly offset by payments of debt issuance costs, repurchases of common stock and dividends paid. The cash provided by financing activities in the prior year period primarily reflected net borrowings of debt of $53.0 million partly offset by repurchases of common stock, payments of debt issuance costs and dividends paid.

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

Liquidity

As of June 30, 2023, the maximum amount available under the Credit Facility considering restrictions from debt covenants was approximately $301 million. As of December 31, 2022, the maximum amount available under the Credit Facility was approximately $412 million. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries as defined by the Credit Facility.

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

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of June 30, 2023, approximately 90 percent of accounts payable was current and 10 percent was 1-30 days past due. As of December 31, 2022, approximately 80 percent of accounts payable was current and 20 percent was 1-30 days past due.

Debt Covenants

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to exceed 5.0. The total net leverage ratio as of June 30, 2023 was 3.3.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of June 30, 2023 was 4.7.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants can be affected by events beyond our control; however, we currently expect that our net cash flows from operating activities and funds available from our Credit Facility will be sufficient to provide for our needs over at least the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the following update regarding interest rate sensitivity, there are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2022.

See Note 12 – “Debt” for discussion of the changes in debt and interest rate swap agreements. For variable rate debt, interest rate changes impact earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would have decreased earnings and cash flows by approximately $7.0 million over a twelve-month period, holding other variables constant inclusive of interest rate swap effects.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-X).

ITEM 6. EXHIBITS

10.1*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan, effective as of May 1, 2023
10.2*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 3, 2023	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)