Form 10-Q
period 2023-09-30
Koppers Holdings Inc.
filed 2023-11-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2023 amounted to 20,823,066 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$550.4	$536.1	$1,641.0	$1,497.9
Cost of sales	439.0	439.7	1,313.0	1,229.4
Depreciation and amortization	14.3	16.9	42.7	44.5
(Gain) on sale of assets	0.0	0.0	(1.8)	(2.5)
Selling, general and administrative expenses	43.8	36.7	129.1	116.4
Operating profit	53.3	42.8	158.0	110.1
Other income, net	0.2	0.8	0.2	1.8
Interest expense	19.0	11.4	53.3	32.3
Income from continuing operations before income taxes	34.5	32.2	104.9	79.6
Income tax provision	8.3	13.2	28.1	29.7
Income from continuing operations	26.2	19.0	76.8	49.9
Loss on sale of discontinued operations	0.0	0.0	0.0	(0.5)
Net income	26.2	19.0	76.8	49.4
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.5	(0.2)
Net income attributable to Koppers	$26.3	$19.1	$76.3	$49.6
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$1.27	$0.91	$3.66	$2.38
Discontinued operations	0.00	0.00	0.00	(0.02)
Earnings per basic common share	$1.27	$0.91	$3.66	$2.36
Diluted -
Continuing operations	$1.22	$0.91	$3.54	$2.35
Discontinued operations	0.00	0.00	0.00	(0.03)
Earnings per diluted common share	$1.22	$0.91	$3.54	$2.32
Comprehensive income (loss)	$18.1	$(9.5)	$70.7	$(27.7)
Comprehensive income (loss) attributable to noncontrolling interests	0.0	(0.4)	0.4	(0.6)
Comprehensive income (loss) attributable to Koppers	$18.1	$(9.1)	$70.3	$(27.1)
Weighted average shares outstanding (in thousands):
Basic	20,828	20,897	20,838	21,024
Diluted	21,659	21,085	21,546	21,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2023	December 31, 2022
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$53.5	$33.3
Accounts receivable, net of allowance of $3.4 and $3.5	241.7	215.7
Inventories, net	369.6	355.7
Derivative contracts	4.7	3.1
Other current assets	30.0	29.0
Total current assets	699.5	636.8
Property, plant and equipment, net of accumulated depreciation of $461.9 and $462.1	607.8	557.3
Operating lease right-of-use assets	84.3	86.3
Goodwill	292.9	294.0
Intangible assets, net	105.2	116.1
Deferred tax assets	10.7	11.7
Other assets	9.8	9.2
Total assets	$1,810.2	$1,711.4
Liabilities
Accounts payable	$205.6	$207.4
Accrued liabilities	80.9	96.1
Current operating lease liabilities	22.4	20.5
Current maturities of long-term debt	4.0	0.0
Total current liabilities	312.9	324.0
Long-term debt	859.8	817.7
Accrued postretirement benefits	34.9	34.7
Deferred tax liabilities	22.9	21.5
Operating lease liabilities	61.8	66.3
Other long-term liabilities	41.9	44.2
Total liabilities	1,334.2	1,308.4
Commitments and contingent liabilities (Note 13)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 24,889,614 and 24,547,000 shares issued	0.2	0.2
Additional paid-in capital	280.1	263.9
Retained earnings	432.4	360.2
Accumulated other comprehensive loss	(103.3)	(97.3)
Treasury stock, at cost, 4,066,548 and 3,783,901 shares	(137.4)	(127.6)
Total Koppers shareholders’ equity	472.0	399.4
Noncontrolling interests	4.0	3.6
Total equity	476.0	403.0
Total liabilities and equity	$1,810.2	$1,711.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$76.8	$49.4
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	42.7	44.5
Stock-based compensation	13.0	10.0
Change in derivative contracts	0.0	9.0
Non-cash interest expense	4.1	2.2
(Gain) on sale of assets	(2.0)	(2.6)
Insurance proceeds	(0.8)	(0.7)
Deferred income taxes	1.6	1.1
Change in other liabilities	0.6	0.4
Other - net	(1.0)	5.3
Changes in working capital:
Accounts receivable	(27.5)	(59.0)
Inventories	(16.8)	(5.8)
Accounts payable	4.3	19.5
Accrued liabilities	(10.0)	(7.5)
Other working capital	(5.5)	1.6
Net cash provided by operating activities	79.5	67.4
Cash (used in) provided by investing activities:
Capital expenditures	(91.3)	(80.0)
Insurance proceeds received	0.8	0.7
Cash provided by sale of assets	2.2	4.2
Net cash used in investing activities	(88.3)	(75.1)
Cash provided by (used in) financing activities:
Net increase in credit facility borrowings	159.9	39.9
Borrowings of long-term debt	388.0	0.0
Repayments of long-term debt	(501.0)	(2.0)
Issuances of Common Stock	3.2	0.9
Repurchases of Common Stock	(9.8)	(18.5)
Payment of debt issuance costs	(4.9)	(4.8)
Dividends paid	(3.8)	(3.2)
Net cash provided by financing activities	31.6	12.3
Effect of exchange rate changes on cash	(2.6)	(7.3)
Net increase (decrease) in cash and cash equivalents	20.2	(2.7)
Cash and cash equivalents at beginning of period	33.3	45.5
Cash and cash equivalents at end of period	$53.5	$42.8
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.1	$10.5
Accrued capital expenditures	5.6	7.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (Koppers, Koppers Holdings, the Company, we or us) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2022. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

2. New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. The adoption of this ASU in the first quarter of 2023 did not have a material impact on our financial statements as we principally utilize cash flow hedges.

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt	$884.2	$872.9	$801.1	$825.3

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies. This asset is classified as Level 2 in the valuation hierarchy.

Debt – The fair value of our long-term debt is estimated based on the market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities (Level 2). The fair value of our Credit Facility (as defined in Note 11 – Debt) approximates carrying value due to the variable rate nature of this instrument.

See Note 12 – Derivative Financial Instruments, for the fair value of our derivative financial instruments.

4. Comprehensive Income (Loss) and Equity

The following table presents total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income	$26.2	$19.0	$76.8	$49.4
Changes in other comprehensive income (loss):
Currency translation adjustment	(10.1)	(20.1)	(9.6)	(40.7)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(0.6), $4.9, $(1.0) and $21.1	1.6	(8.7)	2.5	(37.4)
Unrecognized pension net loss, net of tax expense of $0.1, $0.1, $0.2 and $0.2	0.4	0.3	1.0	1.0
Comprehensive income (loss)	18.1	(9.5)	70.7	(27.7)
Comprehensive income (loss) attributable to noncontrolling interests	0.0	(0.4)	0.4	(0.6)
Comprehensive income (loss) attributable to Koppers	$18.1	$(9.1)	$70.3	$(27.1)

Amounts reclassified from accumulated other comprehensive income (loss) to net income consist of amounts shown for changes in or amortization of unrecognized pension net loss. This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost as disclosed in Note 10 – Pensions and Post-Retirement Benefit Plans. Other amounts reclassified from accumulated other comprehensive income (loss) related to derivative financial instruments, net of tax, were $0.2 million and $5.8 million during the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $27.0 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table presents changes in common stock and treasury stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Shares in thousands)
Common Stock:
Balance at beginning of period	24,838	24,505	24,547	24,027
Issued for employee stock plans	52	18	343	496
Balance at end of period	24,890	24,523	24,890	24,523
Treasury Stock:
Balance at beginning of period	(3,965)	(3,608)	(3,784)	(2,931)
Shares repurchased	(102)	0	(283)	(677)
Balance at end of period	(4,067)	(3,608)	(4,067)	(3,608)

The following tables present the changes in equity:

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$0.2	$273.7	$407.3	$(95.1)	$(133.5)	$4.0	$456.6
Net income (loss)	0.0	0.0	26.3	0.0	0.0	(0.1)	26.2
Dividends ($0.06 per share)	0.0	0.0	(1.2)	0.0	0.0	0.0	(1.2)
Issuance of common stock	0.0	1.3	0.0	0.0	0.0	0.0	1.3
Repurchases of common stock	0.0	0.0	0.0	0.0	(3.9)	0.0	(3.9)
Employee stock plans	0.0	5.1	0.0	0.0	0.0	0.0	5.1
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(10.2)	0.0	0.1	(10.1)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	1.6	0.0	0.0	1.6
Unrecognized pension net loss	0.0	0.0	0.0	0.4	0.0	0.0	0.4
Balance at September 30, 2023	$0.2	$280.1	$432.4	$(103.3)	$(137.4)	$4.0	$476.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$0.2	$257.0	$329.3	$(88.7)	$(122.5)	$3.9	$379.2
Net income (loss)	0.0	0.0	19.1	0.0	0.0	(0.1)	19.0
Dividends ($0.05 per share)	0.0	0.0	(1.0)	0.0	0.0	0.0	(1.0)
Issuance of common stock	0.0	0.3	0.0	0.0	0.0	0.0	0.3
Employee stock plans	0.0	3.2	0.0	0.0	0.0	0.0	3.2
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(19.6)	0.0	(0.3)	(19.9)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(8.7)	0.0	0.0	(8.7)
Unrecognized pension net loss	0.0	0.0	0.0	0.3	0.0	0.0	0.3
Balance at September 30, 2022	$0.2	$260.5	$347.4	$(116.7)	$(122.5)	$3.5	$372.4

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$0.2	$263.9	$360.2	$(97.3)	$(127.6)	$3.6	$403.0
Net income	0.0	0.0	76.3	0.0	0.0	0.5	76.8
Dividends ($0.18 per share)	0.0	0.0	(4.1)	0.0	0.0	0.0	(4.1)
Issuance of common stock	0.0	3.2	0.0	0.0	0.0	0.0	3.2
Repurchases of common stock	0.0	0.0	0.0	0.0	(9.8)	0.0	(9.8)
Employee stock plans	0.0	13.0	0.0	0.0	0.0	0.0	13.0
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(9.5)	0.0	(0.1)	(9.6)
Unrealized gain on cash flow hedges	0.0	0.0	0.0	2.5	0.0	0.0	2.5
Unrecognized pension net loss	0.0	0.0	0.0	1.0	0.0	0.0	1.0
Balance at September 30, 2023	$0.2	$280.1	$432.4	$(103.3)	$(137.4)	$4.0	$476.0

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$0.2	$249.5	$300.9	$(40.0)	$(104.0)	$4.2	$410.8
Net income (loss)	0.0	0.0	49.6	0.0	0.0	(0.2)	49.4
Dividends ($0.15 per share)	0.0	0.0	(3.2)	0.0	0.0	0.0	(3.2)
Issuance of common stock	0.0	0.9	0.0	0.0	0.0	0.0	0.9
Repurchases of common stock	0.0	0.0	0.0	0.0	(18.5)	0.0	(18.5)
Employee stock plans	0.0	10.1	0.0	0.0	0.0	0.0	10.1
Other comprehensive (loss) income
Currency translation adjustment	0.0	0.0	0.0	(40.2)	0.0	(0.6)	(40.8)
Unrealized loss on cash flow hedges	0.0	0.0	0.0	(37.4)	0.0	0.0	(37.4)
Unrecognized pension net loss	0.0	0.0	0.0	1.0	0.0	0.0	1.0
Balance at September 30, 2022	$0.2	$260.5	$347.4	$(116.7)	$(122.5)	$3.5	$372.4

On November 2, 2023, we declared a quarterly dividend of $0.06 per common share, payable on December 11, 2023 to shareholders of record as of November 24, 2023.

5. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$26.3	$19.1	$76.3	$49.6
Less: Loss on sale of discontinued operations	0.0	0.0	0.0	(0.5)
Income from continuing operations attributable to Koppers	$26.3	$19.1	$76.3	$50.1
Weighted average common shares outstanding (in thousands):
Basic	20,828	20,897	20,838	21,024
Effect of dilutive securities	831	188	708	321
Diluted	21,659	21,085	21,546	21,345
Earnings per common share – continuing operations:
Basic earnings per common share	$1.27	$0.91	$3.66	$2.38
Diluted earnings per common share	1.22	0.91	3.54	2.35
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	311	1,088	496	1,075

6. Stock-based Compensation

The board of directors granted restricted stock units and performance stock units (collectively, the stock units) to certain employee participants in January 2023. No stock options were granted in 2023. Starting in 2023, most grants of restricted stock units vest in three years. Performance stock units have vesting based upon either a performance condition or a market condition. Performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – Segment Information). For performance stock units granted with a market condition, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives. Both types of performance stock units have a three-year period for vesting, if the applicable performance objectives are achieved.

The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2023, target shares for units with market conditions were 78,411 and target shares for units with performance conditions were 188,238.

We calculated the fair value of the restricted stock units and performance stock units with a performance condition using the market price of the underlying common stock on the date of grant. We calculated the fair value of the performance stock units with a market condition on the date of grant using a Monte Carlo valuation model and the assumptions listed below:

January 2023 Grant
Grant date price per share of performance award	$29.01
Expected volatility	66.30%
Risk-free interest rate	4.11%
Look-back period in years	3.00
Grant date fair value per share	$39.51

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2022	524,612	237,032	761,644	$32.40
Granted	232,994	267,073	500,067	$30.76
Credited from dividends	3,469	1,594	5,063	$26.89
Vested	(219,479)	0	(219,479)	$26.37
Forfeited	(15,961)	(6,414)	(22,375)	$32.01
Non-vested at September 30, 2023	525,635	499,285	1,024,920	$32.85

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,122,136	$27.05
Exercised	(101,938)	$21.80
Expired	(50,031)	$42.16
Outstanding at September 30, 2023	970,167	$26.83	4.42	$12.9
Exercisable at September 30, 2023	808,691	$26.55	3.81	$11.1

Stock Compensation Expense

The following table presents total stock-based compensation expense recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$5.2	$3.2	$13.0	$10.0
Less related income tax benefit	1.5	1.2	3.7	3.6
Decrease in net income attributable to Koppers	$3.7	$2.0	$9.3	$6.4

7. Segment Information

We have three reportable segments: Railroad and Utility Products and Services (RUPS), Performance Chemicals (PC) and Carbon Materials and Chemicals (CMC). Our reportable segments contain multiple aggregated business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services to a diverse range of end-markets including infrastructure, residential and commercial construction, and agriculture.

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

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain or loss on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $7.8 million and $8.3 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$142.7	$120.6	$408.7	$348.2
Utility poles	68.9	63.0	203.4	178.7
Railroad infrastructure services	16.0	16.3	49.8	46.8
Rail joints	6.4	7.8	19.6	21.6
Total Railroad and Utility Products and Services	234.0	207.7	681.5	595.3
Performance Chemicals:
Wood preservative products	166.9	148.3	470.4	419.2
Other products	12.5	4.8	36.8	19.9
Total Performance Chemicals	179.4	153.1	507.2	439.1
Carbon Materials and Chemicals:
Pitch and related products	83.9	109.6	288.6	270.0
Phthalic anhydride and other chemicals	19.1	31.6	59.8	85.0
Carbon black feedstock and distillates	18.3	17.2	56.8	56.9
Naphthalene	7.0	9.1	22.3	26.1
Other products	8.7	7.8	24.8	25.5
Total Carbon Materials and Chemicals	137.0	175.3	452.3	463.5
Total	$550.4	$536.1	$1,641.0	$1,497.9
Intersegment revenues:
Performance Chemicals	$8.4	$6.8	$21.2	$16.7
Carbon Materials and Chemicals	24.3	19.9	66.5	57.4
Total	$32.7	$26.7	$87.7	$74.1

The following table sets forth certain operating data, net of all intersegment transactions, for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Depreciation and amortization expense:
Railroad and Utility Products and Services	$6.2	$5.6	$17.9	$16.5
Performance Chemicals	3.5	3.8	10.5	11.5
Carbon Materials and Chemicals	4.6	7.5	14.3	16.5
Total	$14.3	$16.9	$42.7	$44.5
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.1	$15.5	$63.2	$40.3
Performance Chemicals	35.2	16.7	93.8	57.9
Carbon Materials and Chemicals	10.4	36.6	45.5	77.8
Items excluded from the determination of segment profit:
LIFO expense(1)	(2.8)	(6.1)	(3.3)	(12.9)
Impairment, restructuring and plant closure costs	(0.1)	(0.3)	(0.1)	(0.2)
Gain on sale of assets	0.0	0.0	1.8	2.5
Mark-to-market commodity hedging losses	0.0	(1.9)	0.0	(9.0)
Interest expense	(19.0)	(11.4)	(53.3)	(32.3)
Depreciation and amortization	(14.3)	(16.9)	(42.7)	(44.5)
Income tax provision	(8.3)	(13.2)	(28.1)	(29.7)
Discontinued operations	0.0	0.0	0.0	(0.5)
Net income	$26.2	$19.0	$76.8	$49.4
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

The following table sets forth assets and goodwill allocated to each of our segments:

	September 30, 2023	December 31, 2022
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$739.3	$660.8
Performance Chemicals	521.5	516.9
Carbon Materials and Chemicals	515.0	500.5
All other	34.4	33.2
Total	$1,810.2	$1,711.4
Goodwill:
Railroad and Utility Products and Services	$120.4	$120.6
Performance Chemicals	172.5	173.4
Total	$292.9	$294.0

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2023	2022
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.8	6.8
Nondeductible expenses	1.4	1.6
State income taxes, net of federal tax benefit	1.3	0.6
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	(0.3)	0.1
Interest expense deduction limitation	0.0	5.9
Estimated annual effective income tax rate	28.3%	36.1%

Income taxes as a percentage of pretax income were 24.1 and 41.0 percent for the three months ended September 30, 2023 and 2022, respectively, and 26.8 and 37.3 percent for the nine months ended September 30, 2023 and 2022, respectively. These percentages for the three and nine months ended September 30, 2023 were lower than the estimated annual effective income tax rate due to adjustments to our 2022 US income tax provision primarily resulting from a July 2023 IRS notice that clarified existing tax regulations. For the three months ended September 30, 2022, the actual percentage was higher than the estimated annual effective income tax rate due to additional tax expense recognized in the quarter as a result of increases in the estimated annual effective income tax rate from the prior period. For the nine months ended September 30, 2022, the actual percentage was higher than the estimated annual effective income tax rate due to forecasted pre-tax losses of certain foreign subsidiaries not expected to generate a future tax benefit.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the nine months ended September 30, 2023.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

As of September 30, 2023 and December 31, 2022, unrecognized tax benefits of $1.5 million and $1.4 million, respectively, would affect the effective tax rate if recognized.

We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories, net

	September 30, 2023	December 31, 2022
(Dollars in millions)
Raw materials	$329.2	$318.5
Work in process	17.8	10.2
Finished goods	129.4	130.4
	$476.4	$459.1
Less revaluation to LIFO	106.8	103.4
Net	$369.6	$355.7

10. Pensions and Post-Retirement Benefit Plans

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

In connection with our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled sometime in 2024.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Service cost	$0.4	$0.3	$1.2	$0.9
Interest cost	2.1	1.4	6.2	4.3
Expected return on plan assets	(1.7)	(1.9)	(5.2)	(5.8)
Amortization of net loss	0.5	0.4	1.6	1.3
Net periodic benefit cost	$1.3	$0.2	$3.8	$0.7
Defined contribution plan expense	$3.2	$2.2	$8.0	$7.0

11. Debt

The following table summarizes debt:

	Weighted Average Interest Rate	Maturity	September 30, 2023	December 31, 2022
(Dollars in millions)
Credit Facility	7.58%	2027	$485.2	$325.3
Term Loan B	8.34%	2030	387.7	0.0
Senior Notes due 2025	-	-	0.0	500.0
Debt			$872.9	$825.3
Less short-term debt and current maturities of long-term debt			4.0	0.0
Less unamortized debt issuance costs			9.1	7.6
Long-term debt			$859.8	$817.7

Credit Facility

We have an $800.0 million revolving credit agreement (the Credit Facility) with a consortium of banks. The Credit Facility also provides for a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate (SOFR), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

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

As of September 30, 2023, we had approximately $350 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2023, $7.8 million of commitments were utilized by outstanding letters of credit.

Term Loan B

On April 10, 2023, we entered into Amendment No. 1 to the Credit Facility which added a new class of senior secured term loans under the Credit Facility in an aggregate principal amount of $400.0 million (the Term Loan B), among other modifications. The Term Loan B was issued at 97 percent of face value, resulting in $388.0 million of net proceeds, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR, in each case plus 4.00 percent with a floor of 0.50 percent. The principal balance of the Term Loan B will be repayable in quarterly installments of $1.0 million each quarter beginning with the third quarter of 2023, with the balance due at maturity on April 10, 2030.

During the nine months ended September 30, 2023, we entered into interest rate swap agreements with an aggregate notional value of $250.0 million. The interest rate swaps effectively convert the variable rate component of our borrowings to a weighted average fixed rate of 3.63 percent for a portion of our variable rate debt. This weighted average fixed rate amount excludes the interest rate margin of 4.00 percent as of September 30, 2023. All swap agreements expire in April 2027.

Senior Notes due 2025

Koppers Inc.’s $500 million Senior Notes due 2025 (the 2025 Notes) were unsecured senior obligations of Koppers Inc. and were guaranteed by Koppers Holdings Inc. and certain of Koppers Inc.’s domestic subsidiaries.

On April 11, 2023, we used the proceeds from the Term Loan B, cash on hand and available borrowing capacity under our existing Credit Facility to redeem all of the outstanding 2025 Notes at face value and to pay any fees and expenses incurred in connection with the issuance of the Term Loan B and the redemption of the 2025 Notes.

Subsequent Events

On October 11, 2023, we entered into Amendment No. 2 to the Credit Facility which reduced the interest rate margins applicable to the Term Loan B by 0.50 percent to 3.50 percent with a floor of 0.50 percent, in the case of adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans, among other modifications. The principal balance of the Term Loan B will be repayable in quarterly installments in an amount equal to 0.25 percent of the principal amount, commencing on January 1, 2024 and on the last business day of each March, June, September and December thereafter, with the balance due at maturity on April 10, 2030.

12. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper, foreign currency exchange risk, principally the U.S. dollar and Australian dollar, and interest rate risk associated with variable rate borrowings. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2024. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability on the condensed consolidated balance sheet and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations.

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

We enter into interest rate swaps to effectively convert portions of our variable interest debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges on interest payments.

See Note 4 – Comprehensive Income (Loss) and Equity, for amounts recorded in other comprehensive income (loss) and for amounts reclassified from accumulated other comprehensive income (loss) into net income.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

	September 30, 2023
	Copper Swap Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.3	$0.2	$4.2	$4.7
Other assets	0.2	0.0	2.7	2.9
Accrued liabilities	(0.9)	(0.1)	0.0	(1.0)
Other long-term liabilities	(0.1)	0.0	0.0	(0.1)
Net asset (liability) on balance sheet	$(0.5)	$0.1	$6.9	$6.5
Accumulated other comprehensive gain (loss), net of tax	$(0.7)	$0.0	$5.2	$4.5

	December 31, 2022
	Copper Swap Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$3.0	$0.1	$0.0	$3.1
Other assets	0.4	0.0	0.0	0.4
Accrued liabilities	(0.3)	(0.1)	0.0	(0.4)
Net asset on balance sheet	$3.1	$0.0	$0.0	$3.1
Accumulated other comprehensive gain, net of tax	$1.8	$0.0	$0.0	$1.8

Over the next twelve months, we estimate unrealized losses of $0.6 million for commodity price hedging as well as unrealized gains of $3.2 million for interest rate swaps will be reclassified from accumulated other comprehensive income into earnings.

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - (Liability) Asset
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
(Amounts in millions)
Cash flow hedges	35.3	21.3	$(1.0)	$2.5
Contracts where hedge accounting was not elected	11.0	6.0	0.5	0.6
Total	46.3	27.3	$(0.5)	$3.1

The unrealized loss from copper swaps contracts where hedge accounting was not elected is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
(Loss) from contracts where hedge accounting was not elected	$0.0	$(1.9)	$0.0	$(9.0)

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

	September 30, 2023	December 31, 2022
(In millions)
Australian Dollars	AUD 3.1	AUD 3.0
United States Dollars	USD 1.5	USD 9.3

Interest Rate Swap Contracts

See Note 11 – Debt for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for a portion of our variable rate debt. The interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

13. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 51 plaintiffs in 27 cases pending as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there were 26 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

The plaintiffs in all 27 pending cases seek to recover compensatory damages. Plaintiffs in 24 of those cases also seek to recover punitive damages. The plaintiffs in the 26 cases filed in Pennsylvania seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiff in the Tennessee state court case seeks damages of $15.0 million. The other defendants in these lawsuits vary from case to case and include companies such as Beazer East, Inc. (Beazer East), Honeywell International Inc., Graftech International Holdings, UCAR Carbon Company, Inc., and SGL Carbon Corporation. Discovery is proceeding in these cases. No trial dates have been set in any of these cases.

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

Environmental and Other Liabilities Retained or Assumed by Others. We have agreements with former owners of certain of our operating locations under which the former owners retained, assumed and/or agreed to indemnify us against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the Acquisition). Under the related asset purchase agreement between Koppers Inc. and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers Inc. against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the Indemnity). Beazer Limited, the parent company of Beazer East, unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee.

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 (Pre-Closing) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. The indemnification period ended July 14, 2019 (the Claim Deadline) and Beazer East may now tender certain third-party claims described in sections (i) and (ii) above to Koppers Inc. However, to the extent the third-party claims described in sections (i) and (ii) above were tendered to Beazer East by the Claim Deadline, Beazer East will continue to be required to pay the costs arising from such claims under the Indemnity. Furthermore, the Claim Deadline did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be tendered by Koppers Inc. to Beazer East.

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

Contamination has been identified at most manufacturing and other sites of our subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). Currently, at the properties acquired from Beazer East (which includes the National Priorities List site and all but one of the sites permitted under the Resource Conservation and Recovery Act (RCRA)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (PRPs) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to an EPA information request and has executed a PRP agreement which outlines a private process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimis contributor at the site.

The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs are likely to increase given recent submissions to EPA regarding remedy design and because the remedy will not be implemented for several years. Responsibility for implementing and funding that work is yet to be determined. The funding of that work amongst the PRPs is the subject of a separate private allocation process which is ongoing.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $4.0 million as of September 30, 2023. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2023, our estimated environmental remediation liability for these acquired sites totals $3.8 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2023, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.4 million and $2.5 million are classified as current liabilities as of September 30, 2023 and December 31, 2022, respectively.

	Period ended
	September 30, 2023	December 31, 2022
(Dollars in millions)
Balance at beginning of period	$10.9	$10.7
Expense	0.1	1.6
Cash expenditures	(0.3)	(1.1)
Currency translation	(0.2)	(0.3)
Balance at end of period	$10.5	$10.9

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. Adjusted EBITDA is the primary measure of profitability we use to evaluate our businesses. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management's short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management.

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

Adjusted EBITDA is a non-GAAP financial measure defined as net income from continuing operations before interest, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO, mark-to-market commodity hedging and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. See Adjusted EBITDA Reconciliation in the below section for reconciliations from adjusted EBITDA to net income on a consolidated basis.

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

Railroad and Utility Products and Services

Historically, North American demand for crossties had been in the range of 18 million to 22 million crossties annually. According to the Railway Tie Association (RTA), total crosstie installations in 2022 were down 1.9 percent from the prior year, to approximately 18.4 million, of which 14.8 million were for Class I railroads. In the aggregate, spending by railroads is projected to be somewhat higher in 2023 in nominal terms; however, it will be marginally lower in real terms due to higher input costs for labor, crossties and other materials. The demand for pallet lumber has eased, the price has moderated on slowing consumer spending and the demand for board roads and mats has weakened, which have all contributed to improved crosstie availability. Nevertheless, the RTA demand forecast predicts slightly lower crosstie demand of 1.3 percent in 2023, or total industry demand of 18.2 million crossties. For 2024, the economy is estimated to grow and crosstie demand is expected to recover, with an increase of 2.4 percent, or total industry demand of 18.6 million crossties.

According to the Association of American Railroads (AAR), compared to the prior year, U.S. carload traffic for the year-to-date period through September 30, 2023 was up 0.3 percent and intermodal units were down 8.2 percent. For 2023 to-date, total combined U.S. traffic decreased 4.3 percent compared to last year. The recent rail traffic patterns demonstrate the contrasts in the broader economy. Rail intermodal is largely consumer goods, and recent spending on goods has cooled considerably. Conversely, rail carloads of industrial products are performing much better, reflecting relative strength in mineral extraction and other sectors.

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

As part of optimizing our business, we continue to evaluate a number of opportunities to improve efficiencies in our operational processes, people and facilities. With our 14 North American RUPS treating facilities operating at less than full utilization, our goal is to either capture more volume through the existing facilities or consolidate our operating footprint. Actions taken in the past include the purchase of a 105-acre property in Leesville, Louisiana, to host a facility providing additional peeling and drying capacity for utility poles, the sale of our Sweetwater, Tennessee plant, exiting the Texas Electric Cooperatives’ Jasper, Texas facility and relocating the production of utility products to our existing Somerville, Texas plant and the permanent closure of our Denver, Colorado wood treatment facility. Concurrent with the decision to close the Denver facility, we announced our plan to modernize and upgrade parts of our treating network, specifically at our facility in North Little Rock, Arkansas, which has been partly funded through proceeds from the sale of non-core assets, including the Denver facility. This modernization was substantially complete by the end of the third quarter of 2023.

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

Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America, and therefore, trends in existing home sales serve as a leading indicator. According to the National Association of Realtors (NAR), total existing-home sales in September declined 2.0 percent from August and on a year-over-year basis, sales were lower by 15.4 percent. Existing-home sales declined and pending home sales in August registered a decrease of 7.1 percent from the prior month. Home prices have held firm in most parts of the country as housing inventory remains low, and the limited supply is leading to multiple-offer situations, with one-third of homes being sold above the list price in September. The NAR projects that the market can easily absorb a doubling of housing inventory and if mortgage rates and inventory move favorably, pent-up demand could be realized in the near term.

According to the Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University, a moderate decline in annual spending on improvements and repairs for owner-occupied homes is expected over the next year. The LIRA predicts a 7.7 percent decrease in annual homeowner expenditures for home renovations and maintenance through the third quarter of 2024. The housing market’s continued weakness, attributed to high interest rates and a limited supply of existing homes, is projected to impact remodeling activity in the coming year. The annual spending on home improvements and repairs is expected to drop from $489 billion to $452 billion over the next four quarters. Reductions in household moves will likely result in a decline in remodeling and repair activity in 2024, offset by homeowners deciding to renovate their current homes. In addition, since pressure-treated lumber prices are approximately 50-60 percent lower year-over-year at big-box retailers, outdoor residential projects are significantly more affordable than this time a year ago.

In September 2023, the Conference Board’s Consumer Confidence Index saw a decrease for the second month, landing at 103.0 from a revised 108.7 in August. This decline in consumer confidence was widespread among consumers with increasing focus on rising prices, political instability, and sustained higher interest rates. Conversely, expectations among economists have recently indicated a lesser likelihood of a recession in the short-term.

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

For the external markets served by our CMC business, we anticipate a slowdown in the near-term in manufacturing overall as well as in the steel, aluminum and carbon black industries. The October 2023 S&P Global Mobility report noted approximately 150,000 units of production have been lost due to plant strikes particularly in the United States. The near-term outlook remains unclear with continued strikes and auto consumers facing vehicle affordability issues (rising interest rates, credit tightening and high vehicle prices). Inventory levels, which will continue to be closely monitored as long as the United Auto Workers strike persists, will be pressured through November and December. The S&P Global Mobility forecast saw global light-vehicle sales increasing by 5.6 percent from the prior year and reaching 83.6 million units globally in 2023, recovering from sales declines in 2021 and 2022 that were driven by production constraints rather than by a lack of consumer demand or willingness to buy. As for global light-vehicle production, the output is forecast to reach 85.6 million units in 2023 as supply chain issues are approaching a more normalized situation.

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

Results of Operations – Comparison of Three Months Ended September 30, 2023 and 2022

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended September 30,
	2023	2022	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$234.0	$207.7	$26.3	13%
Performance Chemicals	179.4	153.1	26.3	17%
Carbon Materials and Chemicals	137.0	175.3	(38.3)	-22%
	$550.4	$536.1	$14.3	3%

RUPS net sales increased largely due to a net $20.3 million of pricing increases across multiple markets, particularly for crossties and domestic utility poles. Volume increases for crossties and higher activity in our crosstie recovery business also contributed to the increase. These increases were partly offset by lower activity in our other maintenance of way businesses and volume decreases in our Australian utility pole business. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.4 million, mainly from our Australian utility pole business.

PC net sales increased as a result of global price increases of $15.7 million, or 10.3 percent in the current year period, particularly in the Americas for our copper-based preservatives. Volumes increased by 7.1 percent globally, including a 10.2 percent increase in the Americas, partly offset by volume decreases in Australasia. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.3 million.

CMC net sales decreased mainly due to $24.3 million of lower sales prices across most products, including carbon pitch where prices were down ten percent globally, along with $25.9 million of lower volumes of carbon pitch and phthalic anhydride. The decreases in carbon pitch prices and volumes were driven by reduced market demand in the current year period. These decreases were partly offset by volume increases for refined tar and carbon black feedstock. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $1.5 million.

Cost of sales as a percentage of net sales was 80 percent, compared to 82 percent in the prior year period as global price increases have outpaced increased raw material and operating costs on a consolidated basis and across most of our businesses. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization charges were $2.6 million lower when compared to the prior year period as the prior year included an increase in asset retirement obligation within our European CMC business.

Selling, general and administrative expenses were $7.1 million higher when compared to the prior year period due mainly to an increase in compensation related costs along with an increase in insurance, consulting and travel expenses.

Interest expense was $7.6 million higher when compared to the prior year period due primarily to higher interest rates.

Income tax expense decreased by $4.9 million when compared to the prior year period due to a lower estimated annual effective income tax rate, which is mainly due to the geographical mix of earnings and interest expense deduction limitations in the prior year, in addition to favorable return to provision adjustments in 2023.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended September 30,
	2023	2022	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.1	$15.5	$9.6	62%
Performance Chemicals	35.2	16.7	18.5	111%
Carbon Materials and Chemicals	10.4	36.6	(26.2)	-72%
Total Adjusted EBITDA	$70.7	$68.8	$1.9	3%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.7%	7.5%	3.2%	43%
Performance Chemicals	19.6%	10.9%	8.7%	80%
Carbon Materials and Chemicals	7.6%	20.9%	-13.3%	-64%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $3.8 million from improved plant utilization, which combined to more than offset higher raw material, operating and selling, general and administrative expenses of $14.3 million. The domestic utility pole businesses' increased sales, operating profit and adjusted EBITDA contributed to the strong results.

PC adjusted EBITDA increased as renegotiated customer contracts allowed us to increase prices to recapture the higher raw material and other operating costs we began experiencing last year, along with a volume increase for wood treatment preservatives in the Americas. These price increases more than offset higher raw material costs of $3.9 million and increased selling, general and administrative expenses.

CMC adjusted EBITDA decreased due to price and volume decreases, partly offset by a $4.2 million reduction in raw material costs and operating expense, particularly in North America, along with $2.3 million of insurance proceeds recognized in the current year period.

Results of Operations – Comparison of Nine Months Ended September 30, 2023 and 2022

Consolidated Results

Net sales are summarized by segment in the following table:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$681.5	$595.3	$86.2	14%
Performance Chemicals	507.2	439.1	68.1	16%
Carbon Materials and Chemicals	452.3	463.5	(11.2)	-2%
	$1,641.0	$1,497.9	$143.1	10%

RUPS net sales increased largely due to a net $65.0 million of pricing increases across multiple markets, particularly for crossties and domestic utility poles. Volume increases for crossties and higher activity in our crosstie recovery business also contributed to the increase. These increases were partly offset by lower activity in our other maintenance of way businesses and volume decreases in our Australian utility pole business. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.0 million, mainly from our Australian utility pole business.

PC net sales increased as a result of global price increases of $61.4 million, or 14 percent in the current year period, particularly in the Americas for our copper-based preservatives. Volumes increased by 2.6 percent globally, including an 8.1 percent increase in the Americas, partly offset by volume decreases in Australasia and Europe. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $4.7 million.

CMC net sales decreased due mainly to $32.3 million of volume decreases, primarily carbon pitch and phthalic anhydride, partly offset by volume increases for refined tar and carbon black feedstock. Higher sales prices added $23.5 million, primarily for carbon pitch driven by strong end markets and constrained raw material supply in the first half of the year, partly offset by lower pricing across other product lines. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.3 million.

Cost of sales as a percentage of net sales was 80 percent, compared to 82 percent in the prior year period as global price increases have outpaced increased raw material and operating costs on a consolidated basis and across most of our businesses. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Gain on sale of assets for 2023 was related to the sale of our former coal tar distillation facility located in China while the prior year gain was related to the sale of our utility pole treating facility in Sweetwater, Tennessee.

Selling, general and administrative expenses were $12.7 million higher when compared to the prior year period due mainly to an increase in compensation related costs along with an increase in travel and company meeting expenses. These increases were partly offset by a reduction in professional services and insurance costs.

Interest expense was $21.0 million higher when compared to the prior year period due primarily to higher interest rates and a $1.6 million increase in write-off of debt issuance costs related to the repayment of the 2025 Notes as described in Note 11 – Debt.

Income tax expense decreased by $1.6 million when compared to the prior year period due to a lower estimated annual effective income tax rate, which is mainly due to the geographical mix of earnings and interest expense deduction limitations in the prior year, in addition to favorable return to provision adjustments in 2023. This is offset by a higher amount of income from continuing operations before income taxes when compared to the prior year period.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$63.2	$40.3	$22.9	57%
Performance Chemicals	93.8	57.9	35.9	62%
Carbon Materials and Chemicals	45.5	77.8	(32.3)	-42%
Total Adjusted EBITDA	$202.5	$176.0	$26.5	15%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	9.3%	6.8%	2.5%	37%
Performance Chemicals	18.5%	13.2%	5.3%	40%
Carbon Materials and Chemicals	10.1%	16.8%	-6.7%	-40%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $14.9 million from improved plant utilization, which combined to more than offset higher raw material, operating and selling, general and administrative expenses of $61.9 million. The domestic utility pole businesses' increased sales, operating profit and adjusted EBITDA contributed to the strong results.

PC adjusted EBITDA increased as renegotiated customer contracts allowed us to increase prices to recapture the higher raw material and other operating costs we began experiencing last year, along with an 8.1 percent volume increase in the Americas for wood treatment preservatives. These price increases more than offset higher raw material costs of $26.8 million and increased selling, general and administrative expenses.

CMC adjusted EBITDA decreased due to an increase of $52.4 million in raw material costs, particularly in North America and Europe, along with volume decreases, partly offset by higher pricing globally and lower operating costs in North America compared to the prior year period as well as $2.3 million of insurance proceeds recognized in the current year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $1.4 million.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income	$26.2	$19.0	$76.8	$49.4
Interest expense	19.0	11.4	53.3	32.3
Depreciation and amortization	14.3	16.9	42.7	44.5
Income tax provision	8.3	13.2	28.1	29.7
Discontinued operations	0.0	0.0	0.0	0.5
Sub-total	67.8	60.5	200.9	156.4
Adjustments to arrive at adjusted EBITDA:
LIFO expense(1)	2.8	6.1	3.3	12.9
Impairment, restructuring and plant closure costs(2)	0.1	0.3	0.1	0.2
(Gain) on sale of assets	0.0	0.0	(1.8)	(2.5)
Mark-to-market commodity hedging losses	0.0	1.9	0.0	9.0
Total adjustments	2.9	8.3	1.6	19.6
Adjusted EBITDA	$70.7	$68.8	$202.5	$176.0

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)
Includes costs associated with restructuring, sales and closures of certain RUPS and CMC facilities.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2023 was $79.5 million compared to $67.4 million in the prior year. The increase was primarily the result of higher net sales, partly offset by higher costs and unfavorable changes in working capital consistent with higher costs.

Net cash used in investing activities for the nine months ended September 30, 2023 was $88.3 million compared to $75.1 million in the prior year driven primarily by capital expenditures. Capital expenditures for both periods include increased investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas and a yield enhancement project at our CMC facility in Nyborg, Denmark.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $31.6 million compared to $12.3 million in the prior year. The primary source of financing cash flows was net borrowings of $46.9 million and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $37.9 million and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid.

Liquidity and Capital Resources

Our Credit Facility is described in Note 11 – Debt.

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

Liquidity

As of September 30, 2023, the maximum amount available under the Credit Facility considering restrictions from debt covenants was approximately $350 million. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries as defined by the Credit Facility.

Our need for cash in the next twelve months relates primarily to contractual obligations which includes debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions. Capital expenditures in 2023, excluding acquisitions, if any, are expected to total approximately $110 to $120 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of September 30, 2023, approximately 90 percent of accounts payable was current and 10 percent was 1-30 days past due. As of December 31, 2022, approximately 80 percent of accounts payable was current and 20 percent was 1-30 days past due.

Debt Covenants

The covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to exceed 5.0. The total net leverage ratio as of September 30, 2023 was 3.1.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of September 30, 2023 was 4.2.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants can be affected by events beyond our control; however, we currently expect that our net cash flows from operating activities and funds available from our Credit Facility will be sufficient to provide for our needs over at least the next twelve months. Effective during the first quarter of 2024, the total net leverage ratio is not permitted to exceed 4.75.

Legal Matters

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

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

Environmental and Other Matters

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the following update regarding interest rate sensitivity, there are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2022.

See Note 11 – Debt for discussion of the changes in debt and interest rate swap agreements. For variable rate debt, interest rate changes impact earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would have decreased earnings and cash flows by approximately $6 million over a twelve-month period, holding other variables constant inclusive of interest rate swap effects.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

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

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial condition. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
July 1 - July 31	0	$0.00	0	$68.3
August 1 - August 31	99,888	$38.91	99,888	$64.4
September 1 - September 30	0	$0.00	0	$64.4
Total	99,888	$38.91	99,888	$64.4

(1)
On August 6, 2021, we announced the board of director's approval of a $100 million share repurchase program. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-X).

ITEM 6. EXHIBITS

3.1*	Amended and Restated Articles of Incorporation of Koppers Holdings Inc., as amended on August 3, 2023.
3.2

Third Amended and Restated Bylaws, as adopted on August 2, 2023, of Koppers Holdings Inc. (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 3, 2023 by Koppers Holdings Inc. (Commission File No. 001-32737)).

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 3, 2023	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)