Form 10-K
period 2023-12-31
Koppers Holdings Inc.
filed 2024-02-28
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2023 was $688.0 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2024, 21,027,990 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc. 2023 Annual Report

Koppers Holdings Inc. 2023 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any resulting impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as outlook, guidance, forecast, believe, anticipate, expect, estimate, may, will, should, continue, plan, potential, intend, likely or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies.

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
unexpected business disruptions;
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
▪
the impact of environmental laws and regulations;
▪
parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
▪
unfavorable resolution of litigation or other legal proceedings against us; and
▪
the other factors set forth under Risk Factors; as well as those discussed more fully elsewhere in this Form 10-K.

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

Koppers Holdings Inc. 2023 Annual Report

PART I

ITEM 1. BUSINESS

General

In this report, unless otherwise noted or the context otherwise requires, (i) the term Koppers, Koppers Holdings, the Company, we or us refers to Koppers Holdings Inc. and its consolidated subsidiaries, (ii) the term KH refers to Koppers Holdings Inc. and not any of its subsidiaries and (iii) the term KI refers to Koppers Inc. and not any of its subsidiaries. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. Koppers Holdings Inc. has substantially no operations independent of Koppers Inc. and its subsidiaries. The use of these terms is not intended to imply that Koppers Holdings Inc. and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings Inc. was incorporated in November 2004 as a holding company for Koppers Inc.

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

Our RUPS and PC operations are also vertically integrated. Through our PC business, we produce a variety of products, including chromated copper arsenate (CCA) and dichloro-octyl-isothiazolinone (DCOI), which is used in the pressure treatment of utility poles and pilings. A portion of the CCA and DCOI we produce in North America and a portion of the CCA we produce in Australia is sold internally to our RUPS business for treating poles and pilings.

Railroad and Utility Products and Services

Our RUPS business primarily sells pressure-treated railroad ties to the railroad industry in the United States and Canada and treated utility poles to utility markets in the eastern United States and Australia. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric and telephone utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. The primary end-markets for RUPS are the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the U.S. and Australian utility industries which utilize wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

The RUPS business operates 18 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber suppliers to enable us to access raw materials and service customers effectively. In addition, all of our crosstie treating plants are on our largest railroad customers’ rail lines.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Koppers Holdings Inc. 2023 Annual Report

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 80 percent of all crossties produced in the United States and Canada. Approximately 75 percent of our North American Railroad Products and Services sales are under long-term contracts, and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 615 short-line and regional rail lines. This also forms the customer base for our rail joint bar products.

We believe our North American utility pole business is the second largest producer of utility poles in the United States, and we believe our Australian utility pole business is the largest producer of utility poles in Australia. Utility poles are produced mainly from pine species in the United States and eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market pilings for marine applications and smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including CCA, DCOI and creosote, which we produce internally and purchase from PC and CMC.

Performance Chemicals

Our PC business maintains sales and manufacturing capabilities in the United States, Canada, Europe, South America, Australia and New Zealand. The primary products supplied by PC are copper-based wood preservatives, including micronized copper azole (MicroPro®), micronized pigments (MicroShades®), alkaline copper quaternary, amine copper azole, DCOI and CCA. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and various agricultural uses. Additionally, we are a leading supplier of fire-retardant chemicals (FlamePro®) for pressure treatment of wood, primarily in commercial construction, where applicable. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies all of the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to the three largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. We purchase approximately 37 million pounds of scrap copper, our key raw material, in addition to other compounds containing copper which we process to meet the annual demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper prices.

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

Koppers Holdings Inc. 2023 Annual Report

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

For years, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In response, we embarked on a global restructuring plan in 2014 and reduced our global number of coal tar distillation facilities to three as of December 31, 2023. See Note 3 – Acquisitions, Divestitures and Discontinued Operations for a discussion of the sale of our Chinese distillation facility, Koppers (Jiangsu) Carbon Chemical Company Limited (KJCC) in 2020 as part of this plan.

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

In the United States, our primary coal tar raw material supply contracts have remaining terms ranging from one to three years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately one year, extending indefinitely thereafter unless terminated by a one-year advance notice, and contains formula-based tar pricing. Finally, our primary Australian supply contracts have remaining terms up to four years and contain formula-based pricing which is adjusted on an annual or semi-annual basis.

We believe we are the largest global supplier of creosote to the North American railroad industry. We have one principal competitor, Rain Carbon Inc., in the North American and European markets, in addition to several smaller regional competitors. We believe we have a competitive advantage due to our vertically integrated RUPS and CMC operations. These advantages provide for security of supply and logistics advantages for our customers.

Technology and Licensing

In 1988, we acquired the Koppers trademark from Koppers Company, Inc. The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. Trademarks relating to our PC business, such as MicroPro®, FlamePro®, Protim and Solignum are important in this segment of our business, and as long as we continue to use the name Koppers and the trademarks associated with our wood preservation business and comply with applicable registration requirements, our right to use the name Koppers and the other trademarks should continue without expiration. The expiration of other trademark rights is not expected to materially affect our business.

Backlog

Generally, Koppers does not manufacture its products against a backlog of orders. Inventory and production levels are typically driven by expectations of future demand based on contractual obligations. Our RUPS business carries significant amounts of untreated crosstie inventory, which typically requires air-seasoning for a period of six to nine months.

Koppers Holdings Inc. 2023 Annual Report

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

Segment Information

Please see Note 9 – Segment Information, under Item 8 of this Form 10-K for financial information relating to business segments and geographic areas. See also Item 1A. Risk Factors – Risks Related to Our Business – Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.

Non-U.S. Operations

Koppers has a significant investment in non-U.S. operations. Therefore, we are subject to certain risks that are inherent to foreign operations, including complying with applicable laws relating to foreign practices, the laws of foreign countries in which we operate, political and economic conditions in international markets, the imposition of tariffs and fluctuations in foreign exchange rates. See also Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks inherent in foreign operations, including additional legal regulation and changes in social, political and economic conditions.

Environmental Matters

Our operations and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred, and could incur in the future, significant costs if we fail to comply with regulations and responsibilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been, and could in the future be, subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under Risks Related to Our Business and Note 17 of the Notes to Consolidated Financial Statements, Commitments and Contingent Liabilities.

Employees and Employee Relations

As of December 31, 2023, we had 971 salaried employees and 1,137 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	348	802	1,150
Performance Chemicals	233	122	355
Carbon Materials and Chemicals	232	204	436
Administration	158	9	167
Total Employees	971	1,137	2,108

Approximately 500 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contract at one of our facilities covering 59 employees is scheduled to expire during 2024.

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

Koppers Holdings Inc. 2023 Annual Report

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

We also have a toolkit to help managers guide new employees for success, and we conduct regular new hire surveys to solicit feedback and identify opportunities for improvement. We continue to evaluate and employ methods to identify at-risk behaviors during the hiring process to place prospective employees in appropriately suited positions where they can be successful and workplace injuries can be avoided. This behavioral data also enables us to tailor training and onboarding based on the opportunities it highlights.

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

Inclusion and Diversity

We support an inclusive and diverse work environment across our company through a range of strategic programs. Our internal processes and programs target inclusion and diversity as a key area of importance, and externally we place emphasis on the topic during philanthropic activities. Our global inclusion and diversity initiative focuses on supporting our strategy to be an employer of choice and helps to ensure that all employees feel they are heard and valued to harness the power of an engaged workforce.

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

Koppers Holdings Inc. 2023 Annual Report

Health and Safety

We believe a robust wellness program that encourages employee participation is key to promoting healthy lifestyles and decision-making. Our wellness screening program for our U.S.-based employees provides employees the opportunity to learn more about their health and daily routines. As part of this program, employees can earn financial incentives and non-monetary rewards for completing a variety of wellness and nutritional initiatives. Recognizing the importance of supporting our employees in all aspects of their lives, we provide an Employee Assistance Program with a full range of supportive resources including financial wellness, mental health and family services. For our U.S.-based employees, we also offer four weeks of paid time-off for mothers and fathers who have a birth, adoption or foster children as part of our parental bonding leave program. Additionally, we offer work schedule flexibility including the opportunity to work remotely when conditions allow.

We work with a Zero Harm approach to every employee’s health and safety. Zero Harm includes policies that guide our safety practices and procedures throughout all of our facilities, a focus on leading activities that prevent accidents and a leadership culture that insists the health and safety of our employees comes ahead of everything we do.

Environmental, Social and Governance Matters

Corporate social responsibility, which we view as our obligations to people, the environment and corporate governance, has been a part of our culture for many years. We believe this culture, supported by a spirit of collaboration and innovation, allows us to decrease our impact on the environment and create value for all of our stakeholders. We published our first Corporate Social Responsibility report (CSR) in 2008 and our historical CSR reports are available on www.koppers.com/pages/sustainability. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

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

Environmental

The circular nature of our business starts with our raw materials, the majority of which are by-products generated by other industries (including scrap copper and coal tar) and renewable resources (trees). We purchase approximately 37 million pounds of scrap copper per year which is post-consumer or post-industrial in nature. We believe this places Koppers in the center of what is known as the circular economy that emphasizes the reduce, reuse, recycle mentality that continues to frame global conservation efforts. Our wood-treatment solutions, while supporting an important role in our global infrastructure across multiple industries, also support an important role in the carbon cycle. Treating wood significantly increases its useful lifespan, allowing the carbon stored within the wood to be immobilized for up to 50 years, keeping it out of the atmosphere and limiting its impact on the environment. In addition, we have businesses which have product life cycle management capabilities to help solve our customers’ challenge of responsibly disposing of end-of-life crossties by repurposing used wood products, including as a fuel source. This reduces the end-of-life impact of our ties, contributing to greater product sustainability.

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

Koppers Holdings Inc. 2023 Annual Report

▪
Inclusion and Diversity – We are committed to supporting inclusion and diversity in process and practice. Our Culture and Engagement team ensures that a diverse slate of candidates is considered for open positions. Our employee resource groups, LINKWomen, which was launched in 2018, LINKParents, which was launched in 2021, and LINKUp (young professionals), which was launched in 2024, provide an important development forum for employees and serve as a model for future initiatives.

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

Our Leadership Council, which consists of 11 members of senior management, is responsible for directing the development and implementation of the company's strategic plan and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – Financials & Filings – SEC Filings or from the Securities and Exchange Commission at its website, www.sec.com, as soon as reasonably practicable after such filings are made with the Securities and Exchange Commission. The contents of our Internet site are not incorporated by reference into this document.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. Our business is subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations.

Risks Related to Our Business

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability. In addition, geopolitical events and the risk of related government actions affecting our business and our customers or raw material suppliers may adversely impact our business, results of operations and cash flows.

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

Koppers Holdings Inc. 2023 Annual Report

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
▪
We import certain raw materials that are used in our products that are, or may become, subject to tariffs, trade restrictions or supply chain disruptions. For example, the potential for regional conflict between China and Taiwan could result in disruptions of raw materials that our CMC and KPC businesses source from China and Taiwan.

In addition, geopolitical events, such as systemic political or economic instability, civil unrest, outbreak of war or expansion of hostilities or acts of terrorism, whether occurring in the United States or abroad, could disrupt our operations or the operations of one or more of our raw material suppliers or customers, or could severely damage or destroy one or more of our facilities located in the affected areas, which could in turn adversely affect our ability to obtain raw materials from our suppliers or transport products to our customers. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy.

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

We face risks related to our substantial indebtedness.

As of December 31, 2023, we had total outstanding debt of $849.4 million, and approximately $330.0 million of additional unused borrowing capacity under our credit agreement (the Credit Facility) with a consortium of banks, which includes an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. Our high level of debt can result and in the past has resulted in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, including paying our vendors within agreed upon terms, capital expenditures, and business opportunities.

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

Koppers Holdings Inc. 2023 Annual Report

▪
limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

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

If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Facility, as well as our unsecured indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, delay payments to vendors, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

Demand for our products is cyclical, and we may experience prolonged depressed market conditions for our products.

Our products are sold primarily into markets that historically have been cyclical, such as wood preservation, aluminum and specialty chemicals.

Koppers Holdings Inc. 2023 Annual Report

▪
The principal use of our wood preservation chemicals is in the manufacture of treated lumber, which is used mainly for residential applications, such as wood decking, and also industrial applications, such as the treating of railroad crossties and utility poles. Therefore, a decline in remodeling and construction could reduce demand for wood preservation chemicals for residential applications, and a decline in the capital spending practices for railroads and utility companies could reduce demand for wood preservation chemicals for industrial applications.
▪
The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies, where we have historically enjoyed high market shares, to emerging economies, where we have less of a presence.
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

Although no one customer accounted for more than six percent of our net sales for the year ended December 31, 2023, our top ten customers accounted for approximately 33 percent of our net sales in the aggregate. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

We may not be able to implement price increases sufficient to compensate for increased operating costs and raw material costs in our businesses.

We have experienced and may experience further increased operating costs and raw material costs in our businesses. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased operating and raw material costs or may decrease demand for our products and our volume of sales. In addition, contractual terms with customers may limit our ability to implement price increases necessary to recover increased operating and raw material costs in our businesses. Our profitability could be adversely affected if we are unable to implement adequate price increases.

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

We provide limited warranties on certain treated-wood products. These limited warranties cover treated-wood products that are produced by certain of our customers who use wood preservatives supplied by us. The limited warranties generally provide for replacement of properly treated wood (treated-wood only) or refund of the purchase price for the treated-wood product that prematurely fails due to fungal decay or termite attack. We (or our customers) receive claims under these warranties or other claims relating to alleged failures of treated-wood products. Our profitability could be adversely affected if the amount of warranty claims against us or our customers significantly increases.

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

Koppers Holdings Inc. 2023 Annual Report

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
▪
the marketing, sale, use and registration of our chemical products, such as creosote, CCA, DCOI and MicroPro®;
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

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remediation obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2023 were $10.6 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental control facilities. Capital expenditures related to environmental control facilities in 2024 are expected to total approximately $9.5 million and are expected to be funded by operations.

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

Koppers Holdings Inc. 2023 Annual Report

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

In Australia, the National Greenhouse and Energy Reporting Scheme requires large volume emitters (such as Koppers) to report carbon emissions and energy use to the government annually and, if they exceed certain thresholds, the ‘Safeguard Mechanism’ requires facilities to set an emissions baseline and purchase certificates if they exceed that baseline. Although Koppers does not currently exceed the threshold for the Safeguard Mechanism (100,000 TCO2e scope 1 emissions), it is foreseeable that the government could lower the threshold in the future. The Australian government has released draft legislation that seeks to introduce mandatory requirements for large businesses and financial institutions to disclose their climate-related risks and opportunities. The government is undertaking public consultation on the draft, with a current proposed start date for the legislation and reporting requirements of July 1, 2024. At the state level in Australia, the New South Wales Environment Protection Authority released its Climate Change Policy and Action Plan, which proposes to introduce greenhouse gas emission targets and limits on environment protection licenses. During 2022, the Australian Competition and Consumer Commission and the Australian Securities and Investments Commission both announced they would be increasing monitoring of, and penalties for, misleading statements in relation to net zero commitments.

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

Koppers Holdings Inc. 2023 Annual Report

Adverse weather conditions or natural disasters, including conditions associated with or exacerbated by climate change, may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have, at times, negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our pavement sealer and wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather. Finally, natural disasters, including wildfires, hurricanes and earthquakes, could affect our revenue and operating results. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major wildfire, hurricane or other natural disaster were to disrupt the supply of our raw materials or damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Global climate change may exacerbate the frequency and intensity of adverse weather conditions or natural disasters, such as wildfires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold and used and where our supply chains are located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the United States and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact our operating results.

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon the formation of Koppers Inc. in 1988, subject to certain limitations, Beazer East and Beazer Limited assumed the liability for and indemnified us against, among other things, certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and certain third-party claims arising from such contamination (the Indemnity). Beazer East and Beazer Limited (which are indirect subsidiaries of Heidelberg Cement AG) may not continue to meet their obligations. Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. The government and other third parties may have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities.

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

Koppers Holdings Inc. 2023 Annual Report

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

We are indemnified for certain product liability exposures under the Indemnity with Beazer East related to products sold prior to the closing of the acquisition of assets from Beazer East. Beazer East and Beazer Limited may cease to meet their indemnification obligations. In addition, Beazer East could choose to challenge its indemnification obligations or our satisfaction of the conditions to indemnification imposed on us thereunder. If for any reason (including disputed coverage or financial incapability), one or more of such parties fail to perform their obligations, and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to such matters, which could result in us having a significant negative net worth.

Intellectual property rights are important to our business. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business, particularly in our PC business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights, which is generally a time consuming and expensive process. While a presumption of validity exists with respect to patents issued to us in the United States, there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, or if patents issued to us expire, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, cash flow and financial condition. The growth of our business also depends on our ability to develop new intellectual property rights, including patents, and the successful implementation of innovation initiatives. There can be no assurance that our efforts to do so will be successful, and the failure to do so could negatively impact our results of operations.

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

At December 31, 2023, the net carrying value of long-lived assets (property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets) totaled $1,118.8 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

Koppers Holdings Inc. 2023 Annual Report

We are subject to risks inherent in foreign operations, including additional legal regulation and changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2023, net sales from products sold by our foreign subsidiaries accounted for approximately 29 percent of our total net sales.

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

For example, some of our operations are subject to the United Kingdom’s and European Union’s General Data Protection Regulation (GDPR). The GDPR imposes a range of compliance obligations for companies that process personal data of United Kingdom and European Union residents and includes financial penalties for non-compliance. We process personal data of our employees who are United Kingdom or European Union residents and will continue dedicating financial resources and management time to GDPR compliance. We bear the cost of compliance with the GDPR and are subject to fines and penalties in the event of a breach of the GDPR, which could have an adverse impact on our business, financial condition or results of operations.

Koppers Holdings Inc. 2023 Annual Report

Political and financial instability can lead to economic uncertainty and may adversely impact our business. In addition, as a global business, we are also exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We are also subject to potentially increasing transportation and shipping costs associated with international operations. Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations, as well as changes in U.S. laws and regulations relating to foreign trade and investment.

Labor disputes, labor shortages and increased turnover or increases in employee and employee-related costs could disrupt our operations, divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

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

We have recently experienced increased labor shortages at some of our production facilities and other locations. A number of factors have had, and may continue to have, adverse effects on the labor force available to us, including reduced employment pools, unemployment subsidies, including unemployment benefits, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our workforce have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

Our post-retirement obligations are currently underfunded. We may be required to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2023, our benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $26.2 million. Our pension asset funding to total pension obligation ratio was 83 percent as of December 31, 2023. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefits are unfunded and total $6.2 million at December 31, 2023.

During the years ended December 31, 2023 and December 31, 2022, we contributed $2.7 million and $1.6 million, respectively, to our post-retirement benefit plans. For normal plan operations, management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

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

Koppers Holdings Inc. 2023 Annual Report

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

The ability of Koppers Inc. and its subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants in our Credit Facility. Our ability to pay dividends is also limited by Pennsylvania law and may in the future be limited by the covenants of any future outstanding indebtedness we or our subsidiaries incur. If a dividend is paid in violation of Pennsylvania law, each director approving the dividend could be liable to the corporation if the director did not act with such care as a person of ordinary prudence would use under similar circumstances. Directors are entitled to rely in good faith on information provided by employees of the corporation and experts retained by the corporation. Directors who are held liable would be entitled to receive a contribution to any such liability from any shareholders who received an unlawful dividend knowing it to be unlawful. Furthermore, we are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock.

Koppers Holdings Inc. 2023 Annual Report

Provisions of our charter documents may inhibit a takeover, which could negatively affect our stock price.

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our Articles of Incorporation) and our Third Amended and Restated Bylaws (our Bylaws) provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

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

Koppers Holdings Inc. 2023 Annual Report

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

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. For example, many countries have started to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax.

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

Koppers Holdings Inc. 2023 Annual Report

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

We cannot predict the extent to which investor interest in our company will continue to support an active trading market for our common stock on the New York Stock Exchange (the NYSE) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

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

Koppers Holdings Inc. 2023 Annual Report

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are committed to ensuring the confidentiality, integrity and availability of data that is owned and managed by us. We are also committed to protecting confidential information that is shared with us by our business partners. The cybersecurity program at Koppers has been designed based on an industry standard cybersecurity framework and is aligned with local and regional compliance requirements. The cybersecurity program is reviewed periodically by an independent third-party, and the results are shared with the board of directors. Components of the cybersecurity program are guided by the results of the independent third-party assessment. The cybersecurity program is part of the larger Enterprise Risk Management (ERM) program which is reviewed by management and the board of directors on a periodic basis. Compliance with the cybersecurity program is ensured via policies, procedures, training, and systems.

Koppers Holdings Inc. 2023 Annual Report

Information security policies at Koppers lay out the guardrails that ensure compliance with the program. Examples of guardrails set within the information security policies at Koppers include application of the principle of least privilege when granting access (the principle that a user or entity should only have access to the specific data, resources and applications needed to complete a required task), logging and monitoring activity of privileged accounts, authorized physical and logical access to information technology (IT) systems, and requiring maintenance of confidentiality of non-public information. Standard operating procedures (SOPs) ensure accuracy and completeness of various IT tasks being performed throughout the organization. SOPs include incorporating data processing agreements in contracts, commissioning and decommissioning of IT systems, granting role-based user access, patch management, and change management. Training is conducted regularly for all employees who interact with Koppers IT systems. Specialized training is also conducted for employees who deal with sensitive data. Security systems have been deployed to manage vulnerabilities within the IT environment, and periodic penetration tests validate the Koppers security posture.

IT systems are protected using various tools like multi-factor authentication (MFA), virtual private network (VPN), firewalls, end-point protection, spam and web filters, mobile device management, and privileged access management. A third-party monitoring service aids in detecting any threats or anomalies with the network. A multi-department incident response plan has been developed to facilitate a swift response in the event of a cybersecurity incident, which includes notifying the appropriate regulatory agencies. IT systems critical to the business operations have been identified and plans have been developed for a swift recovery of IT services in the event of a service failure. We utilize various IT cloud service providers. Annual security reviews of all service providers that provide critical service to the business are conducted. A cybersecurity risk assessment is conducted prior to contracting with a new IT cloud service provider providing high-impact services.

The Strategy and Risk Committee of the board of directors is composed of board members with diverse experience that allows them to oversee cybersecurity risks effectively. We have a Vice President, Information Technology with over 20 years of experience at Koppers in various positions of increasing responsibility within the IT function, working on initiatives related to enterprise resource planning systems, mobile computing, data analytics, SOX compliance, and cybersecurity. Prior to working at Koppers, the Vice President, Information Technology worked at a global technology consulting company implementing software solutions. This position plays a pivotal role in informing management, the Strategy and Risk Committee and the board of directors on cybersecurity risks. An update on the cybersecurity program is provided to the board of directors quarterly. As of the date of this report, we have not experienced a material information security incident.

Koppers Holdings Inc. 2023 Annual Report

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Rail joint bars	Huntington, West Virginia	Leased
Railroad crosstie materials recovery	Domino, Texas	Leased
Railroad crosstie materials recovery	L’Anse, Michigan	Leased
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Railroad crossties	Camden, Arkansas	Owned/Leased
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Railroad crossties	Guthrie, Kentucky	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Williamsville, Missouri	Owned
Railroad crossties and utility poles	Somerville, Texas	Owned
Railroad structures	Madison, Wisconsin	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Utility poles	Eutawville, South Carolina	Owned
Utility poles	Grafton, New South Wales, Australia	Owned
Utility poles	Leesville, Louisiana	Owned
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products and phthalic anhydride	Stickney, Illinois	Owned

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2028. We also own office space in Griffin, Georgia.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and other proceedings relating to environmental laws and regulations, toxic tort, product liability and other matters. An adverse outcome for certain of these cases could result in a material adverse effect on our business, cash flows and results of operations. The information related to legal matters set forth in Note 17 to the Consolidated Financial Statements of Koppers Holdings Inc. included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Koppers Holdings Inc. 2023 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 28, 2024. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	43	General Counsel and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	55	Chief Executive Officer, and Director of Koppers Holdings Inc. and Koppers Inc.
Joseph P. Dowd	63	Global Vice President, Zero Harm, Koppers Inc.
Leslie S. Hyde	63	Senior Vice President and Chief Sustainability Officer, Koppers Inc.
Stephen G. Lucas	58	Vice President, Culture and Engagement, Koppers Inc.
Bradley A. Pearce	57	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
Daniel J. Skrovanek	62	Vice President, Growth and Innovation, Koppers Inc.
Jimmi Sue Smith	51	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
James A. Sullivan	60	President and Chief Operating Officer, Koppers Holdings Inc. and Koppers Inc.
Kevin Washington	55	Vice President, External Affairs, Koppers Inc.

Ms. Apostolou has served as General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. since March 2020. From January 2019 to February 2020, Ms. Apostolou served as Deputy General Counsel and Assistant Secretary of Koppers Holdings Inc. and Koppers Inc.

Mr. Ball has served as Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. since January 2024. Mr. Ball served as President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. from January 2015 to December 2023. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.

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

Ms. Smith has served as Chief Financial Officer of Koppers Holdings Inc. and Koppers Inc. since February 2022. From January 2022 to February 2022, Ms. Smith served as Chief Financial Officer and Treasurer of Koppers Holdings Inc. and Koppers Inc. From February 2020 to December 2021, Ms. Smith served as Vice President, Finance and Treasurer of Koppers Holdings Inc. and Koppers Inc. Ms. Smith has served as a Director of Koppers Inc. since January 2022. Prior to joining Koppers, from November 2018 to August 2019, Ms. Smith served as Senior Vice President and Chief Financial Officer of EQT Corporation (EQT), a publicly traded natural gas production company.

Mr. Sullivan has served as President and Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. since January 2024. Mr. Sullivan served as Executive Vice President and Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. from January 2020 to December 2023. From May 2018 to December 2019, Mr. Sullivan served as Senior Vice President, Railroad Products and Services and Global Carbon Materials and Chemicals, Koppers Inc.

Mr. Washington has served as Vice President, External Affairs, Koppers Inc. since June 2022. Prior to joining Koppers, from October 2012 to June 2022, Mr. Washington served as Head of Government Affairs of Illinois Tool Works Inc., a publicly traded manufacturer of industrial products and equipment.

Koppers Holdings Inc. 2023 Annual Report

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol KOP.

The number of registered holders of Koppers common stock at January 31, 2024 was 58.

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Accordingly, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. On February 14, 2024, the board of directors declared a quarterly dividend of $0.07 cents per common share, payable on March 25, 2024 to shareholders of record as of March 8, 2024. Prior to February 2022, we had not declared a dividend since November 2014. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

Because we are a holding company, substantially all the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends is restricted by limitations on the ability of our only direct subsidiary, Koppers Inc., to pay dividends, as a result of limitations imposed by the Credit Facility and by Pennsylvania law. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Dividends to Koppers Holdings.

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
October 1 – October 31	0	$0.00	0	$64.4
November 1 – November 30	180,389	$42.02	180,389	$56.8
December 1 – December 31	236,100	$48.57	236,100	$54.1
Total	416,489		416,489
(1)
On August 6, 2021, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.

ITEM 6. RESERVED

Koppers Holdings Inc. 2023 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See description of the segments in Item 1 – Business.

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

Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before interest, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO, mark-to-market commodity hedging and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An Adjusted EBITDA Reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.

We do not provide reconciliations of guidance for adjusted EBITDA and adjusted EPS to comparable GAAP measures, in reliance on the unreasonable efforts exception. We are unable, without unreasonable efforts, to forecast certain items required to develop meaningful comparable GAAP financial measures. These items include, but are not limited to, restructuring and impairment charges, acquisition-related costs, mark-to-market commodity hedging, and LIFO adjustments that are difficult to forecast for a GAAP estimate and may be significant.

Outlook

We remain committed to expanding and optimizing our business and making continued progress towards our long-term financial goals. After considering global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, the following summarizes our 2024 financial goals:

•
sales of approximately $2.25 billion,
•
adjusted EBITDA of approximately $275 million, and
•
capital expenditures of approximately $100 million, including capitalized interest, with approximately $29 million of the total allocated to discretionary projects.

Our keys to success for 2024 are the following:

•
For our RUPS segment, we need to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) ensure our facilities run uninterrupted to serve customer demand and (iii) maximize opportunities for increased volumes, including expanding our customer base into the Texas utility pole market.
•
For our PC segment, we need to (i) increase market share for certain newer product lines and (ii) improve gross margin by reducing costs.
•
For our CMC segment, we need to (i) optimize production from our yield enhancement project at our facility in Nyborg, Denmark, (ii) push acceptance of petroleum-blended products, which mitigates reductions in coal tar volumes and (iii) execute on domestic plant optimization projects.

Koppers Holdings Inc. 2023 Annual Report

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie installations in 2024, which is approximately 18.5 million ties, with 14.7 million for Class I railroads. This is consistent with 2023 crosstie installations of approximately 18.4 million crossties with the small increase expected to be from the commercial market.
•
According to BMO Capital Markets, market demand for utility poles is expected to remain high throughout 2024 as a result of aging pole infrastructure, efforts to strengthen poles against larger and more frequent storms, a need to add larger poles to support continued electrification and expansion of broadband access.
•
The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University, predicts a moderate 6.5 percent decrease in annual homeowner renovation and maintenance expenditures through the fourth quarter of 2024 with annual spending on home improvements and repairs expected to drop from $481 billion to $450 billion over the next four quarters.
•
For the external markets served by our CMC business, we anticipate a slowdown in the near-term in manufacturing overall as well as in the steel, aluminum and carbon black industries. The December 2023 S&P Global Mobility forecast saw global light-vehicle sales increasing by 2.8 percent from the prior year and reaching 88.3 million units globally in 2024.

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in global carbon pitch markets; and (v) changes in foreign exchange rates. Any or all of these factors could impact our actual results for 2024.

Results of Operations – Comparison of Years Ended December 31, 2023 and December 31, 2022

Consolidated Results

Net sales for the years ended December 31, 2023 and 2022 are summarized by segment in the following table:

	Year Ended December 31,
	2023	2022	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$897.9	$788.3	$109.6	14%
Performance Chemicals	671.6	579.9	91.7	16%
Carbon Materials and Chemicals	584.7	612.3	(27.6)	-5%
	$2,154.2	$1,980.5	$173.7	9%

RUPS net sales increased largely due to $83.5 million of pricing increases across multiple markets, particularly for crossties and utility poles. Volume increases for Class I crossties and higher activity in our crosstie recovery business also contributed to the increase. These increases were partly offset by lower activity in our other maintenance of way businesses and a 2.5 percent volume decrease in our utility pole businesses. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.0 million, mainly from our Australian utility pole business.

PC net sales increased as a result of global price increases of $75.5 million, or 13 percent in the current year period, particularly in the Americas for our copper-based preservatives. Volumes increased by 3.6 percent globally, including a 7.7 percent increase in the Americas, partly offset by volume decreases in Australasia and Europe. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $4.3 million.

CMC net sales decreased due mainly to $27.3 million of volume decreases, primarily phthalic anhydride and carbon pitch, partly offset by volume increases for refined tar. Pricing had a minimal impact on sales for the year as higher prices for carbon pitch in the first half of the year were offset by lower prices for chemical products. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $0.7 million.

Koppers Holdings Inc. 2023 Annual Report

Cost of sales as a percentage of net sales was 80 percent, compared to 83 percent in the prior year period as global price increases helped offset increased raw material and operating costs incurred in 2022 and 2023 on a consolidated basis and across most of our businesses. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Gain on sale of assets for 2023 was related to the demolition of our closed coal tar distillation facility located in China, while the prior year gain was related to the sale of our utility pole treating facility in Sweetwater, Tennessee.

Selling, general and administrative expenses were $20.8 million higher when compared to the prior year period due mainly to an increase in compensation related costs along with an increase in bank fees and travel expenses. These increases were partly offset by a reduction in professional services and insurance costs.

Interest expense was $26.2 million higher when compared to the prior year period, due primarily to higher interest rates and an increase in the write-off of debt issuance costs of $1.6 million related to the repayment of the 2025 Notes as described in Note 15 – Debt.

Income tax expense increased by $3.2 million when compared to the prior year period due to higher income from continuing operations before income taxes. This increase was partially offset by a lower effective income tax rate when compared to the prior year period. The lower effective income tax rate is due mainly to the geographical mix of earnings as shown in the effective income tax reconciliation in Note 10 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2023 and 2022 are summarized in the following table:

	Year Ended December 31,
(Dollars in millions)	2023	2022	Change	% Change
Adjusted EBITDA:
Railroad and Utility Products and Services	$84.0	$53.6	$30.4	57%
Performance Chemicals	123.1	75.5	47.6	63%
Carbon Materials and Chemicals	49.3	99.0	(49.7)	-50%
Total Adjusted EBITDA	$256.4	$228.1	$28.3	12%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	9.4%	6.8%	2.6%	38%
Performance Chemicals	18.3%	13.0%	5.3%	41%
Carbon Materials and Chemicals	8.4%	16.2%	-7.8%	-48%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $19.9 million from improved plant utilization, which combined to more than offset higher raw material, operating and selling, general and administrative expenses of $69.4 million. The domestic utility pole business's increased sales, operating profit and adjusted EBITDA drove the improved results.

PC adjusted EBITDA increased as revised customer pricing enabled us to partly recapture the higher raw material and operating costs that significantly impacted results in 2022, along with a 7.7 percent volume increase in the Americas for wood treatment preservatives. The price increases were partly offset by $46.0 million of higher raw material and selling, general and administrative costs.

CMC adjusted EBITDA decreased due to an increase of $43.6 million in raw material and selling, general and administrative costs, a $2.8 million bad debt reserve and volume decreases, partly offset by lower operating costs in North America compared to the prior year period as well as $2.3 million of insurance proceeds recognized in the current year period. Foreign currency changes from our international markets had an unfavorable impact on profitability in the current year period of $1.2 million. CMC’s near-term profitability may be negatively affected by customers associated with bad debt reserve activity, but this is not expected to have a material effect on the Company’s overall profitability in 2024.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference, for discussion and analysis of consolidated results of operations and cash flows for the year ended December 31, 2021.

Koppers Holdings Inc. 2023 Annual Report

Adjusted EBITDA Reconciliation. The following table reconciles net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP, to adjusted EBITDA on a consolidated basis:

	Year Ended December 31,
(Dollars in millions)	2023	2022
Net income	$89.8	$63.2
Interest expense	71.0	44.8
Depreciation and amortization	57.0	56.1
Income taxes	34.8	31.6
Discontinued operations	0.0	0.6
Sub-total	252.6	196.3
Adjustments to arrive at adjusted EBITDA:
LIFO expense(1)	6.0	25.6
Impairment, restructuring and plant closure costs	0.1	1.1
(Gain) on sale of assets	(1.8)	(2.5)
Mark-to-market commodity hedging (gains) losses	(0.5)	6.5
Inventory adjustment	0.0	1.1
Total adjustments	3.8	31.8
Adjusted EBITDA	$256.4	$228.1
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2023 was $146.1 million compared to $102.3 million in the prior year. The increase was primarily the result of higher net sales and improved collection of accounts receivable, partly offset by higher costs and an increase in inventory consistent with restocking crosstie inventory in our RUPS segment.

Net cash used in investing activities for the year ended December 31, 2023 was $116.0 million compared to $114.8 million in the prior year driven primarily by capital expenditures. Capital expenditures for both periods include increased investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas and a yield enhancement project at our CMC facility in Nyborg, Denmark.

Net cash provided by financing activities for the year ended December 31, 2023 was $2.6 million compared to $4.8 million in the prior year. The sources of financing cash flows were net borrowings of $23.1 million and $9.9 million from issuances of common stock, primarily due to the exercise of stock options. This was offset by repurchases of common stock, payments of debt issuance costs and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $36.3 million and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid.

Liquidity and Capital Resources

Our Credit Facility is described in Note 15 – Debt.

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

Liquidity

As of December 31, 2023, the maximum amount available under the Credit Facility considering restrictions from debt covenants was approximately $386 million. The maximum amount available under the Credit Facility is increased by the amount of cash held by certain subsidiaries under the terms of the Credit Facility.

Koppers Holdings Inc. 2023 Annual Report

Our need for cash in the next twelve months relates primarily to contractual obligations which includes debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions, including pension plan settlements. Capital expenditures in 2024, excluding acquisitions, if any, are expected to total approximately $100 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of December 31, 2023, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due. As of December 31, 2022, approximately 80 percent of accounts payable was current and 20 percent was 1-30 days past due.

Purchase Commitments and Contractual Obligations

Purchase commitments consist primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on prevailing market prices. As a result, we generally expect to be able to hedge the purchases with sales at those future prices.

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
(Dollars in millions)
Purchase commitments	$257.3	$308.4	$118.9	$0.3	$684.9

Contractual obligations are primarily related to our debt agreements and operating leases. See Note 15 – Debt for discussion of the contractual obligations under our debt agreements, including interest payments and the timing of principal repayments. See Note 16 – Leases for discussion of our operating lease obligations.

Pension and other employee benefit plan funding contributions (for defined benefit plans) are expected to total approximately $7.6 million in 2024, for normal plan operations. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions, which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. In addition, we are evaluating the termination of our US qualified pension plan, which would be targeted for completion by late 2024. If we proceed with the termination, the additional funding requirement is estimated to be approximately $25 million. The funded status of our defined benefit plans is disclosed in Note 14 – Pensions and Post-Retirement Benefit Plans.

Federal tax payments related to the transition tax in accordance with the Tax Cuts and Jobs Act of 2017 (the Tax Act) are expected to be $1.5 million in the next two years. As of December 31, 2023, there was $1.5 million of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. Additional information regarding taxes is disclosed in Note 10 – Income Taxes.

Bank Debt Covenants at December 31, 2023

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 5.0. The total net leverage ratio as of December 31, 2023 was 2.9. Effective during the first quarter of 2024, the total net leverage ratio is not permitted to exceed 4.75.
▪
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of December 31, 2023 was 3.9.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants can be affected by events beyond our control.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. See the Consolidated Statement of Comprehensive Income for the impact that exchange rate fluctuations had on comprehensive income. Foreign currency transaction gains and losses result from transactions denominated in a currency that is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $1.0 million, $(0.8) million and $(0.7) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Koppers Holdings Inc. 2023 Annual Report

Recently Issued Accounting Guidance

Information regarding recently issued accounting guidance is contained in Note 2 – Summary of Significant Accounting Policies.

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

Revenue Recognition. Revenue is recognized upon the completion of performance obligations under our contracts with customers and when control of a good or service is transferred to the customer. See Note 2 – Summary of Significant Accounting Policies for our revenue recognition policy.

Goodwill and Intangible Assets. Goodwill is assessed for impairment annually, using a quantitative goodwill impairment test, or more frequently if a change in circumstances or the occurrence of events indicates the carrying value may not be recoverable. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. See Note 13 – Goodwill and Intangible Assets for our goodwill and intangible assets accounting policy.

We utilize the work of third-party specialists to assist in the fair value estimates. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those key assumptions include discount rates (13.5 percent – 17.5 percent), market multiples (4.5 – 7.5 times adjusted EBITDA) and terminal growth rates (5.4 – 6.5 times adjusted EBITDA) as well as future forecasts of revenue growth and adjusted EBITDA, which are based on our strategic plan. The strategic plan is updated as part of the annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during the fiscal year based on changes in operating or economic conditions. The actual fair value may vary from our estimate under the market approach for many reasons, including because the peer group valuation differs from how investors value our business, valuation multiples change as a result of market conditions, changes in our business assumptions and other factors. Discount rates may be impacted by adverse changes in macroeconomic environment, volatility in the equity and debt markets or other factors. Our key assumptions are materially consistent with prior year.

During the fourth quarter of 2023, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. We determined the fair value of each of the reporting units exceeded its respective carrying amount; therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2023. The estimated fair value, as calculated at October 31, 2023, for the three reporting units ranged from approximately eight percent to 110 percent greater than their carrying value (six percent to 84 percent at the previous impairment assessment date). Our Railroad Products and Services reporting unit is at the low-end of that range and could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we experience a substantial decrease in our stock price.

While we can implement certain strategies to address changes in economic and operating conditions, adverse changes in the future could reduce the future revenue and cash flows used to estimate reporting unit fair values, which could trigger a future impairment charge. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Deferred Tax Assets. See Note 10 – Income Taxes for information on deferred tax activity. Our deferred tax assets and liabilities are predominantly related to our domestic entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences, all of which are subject to change based on business conditions and changes in tax law and regulations.

The realization of a majority of our deferred tax assets is not subject to any expiration and is dependent upon the reversal of the underlying temporary differences. To the extent future taxable income projections are not achieved, we could be required to record a valuation allowance against certain deferred tax assets, which would result in additional income tax expense.

Koppers Holdings Inc. 2023 Annual Report

Asset Retirement Obligations. We measure asset retirement obligations using certain assumptions including estimates regarding the recovery of residues in storage tanks, which can vary from actual residues recovered on retirement. In the event that the amount of residue, the effort required to remove the residue or regulatory requirements vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. At the date a reasonable estimate of the ultimate settlement amount and timing can be made, we will record an asset retirement obligation, and such amounts may be material to the consolidated financial statements in the period in which they are recorded. See Note 2 – Summary of Significant Accounting Policies for information on expense recognized during the past two years. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Pension and Post-retirement Benefits. Accounting for pension and other post-retirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

▪
the discount rate for measuring the present value of future plan obligations; and
▪
the expected long-term return on plan assets.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2023, we used our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency, and only non-callable bonds are included with the exception of those with a make-whole call feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other post-retirement benefit plans would increase pension obligations and other post-retirement benefit plan obligations by $3.9 million. Increasing the discount rates by the same amount would not have a material effect on defined benefit pension expense and other post-retirement benefit plan expense.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at 100 percent fixed income securities and cash equivalents for the funded U.S. pension plan), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 5.62 percent for 2023 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.3 million.

See Note 14 – Pensions and Post-Retirement Benefit Plans for detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other post-retirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Environmental Liabilities. As discussed under Environmental Matters in Item 1 – Business, we are subject to federal, state, local, and foreign laws and regulations, and potential liabilities relating to the protection of the environment and human health and safety. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or other requirements, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. The amount accrued is determined through the evaluation of various information, which could include claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, and our prior experience. Inherent uncertainties exist in such estimates primarily due to unknown conditions and other circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. See Note 17 – Commitments and Contingent Liabilities for information about environmental liabilities.

Koppers Holdings Inc. 2023 Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other global companies, we are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. The objective of our financial risk management is to minimize the volatility of commodity price, interest rate and foreign exchange rate fluctuations on our earnings, cash flows and equity.

To manage commodity price risk, we enter into swap contracts for future forecasted purchases of copper. This reduces the impact of commodity price volatility on gross profit. To manage interest rate risks, we use a combination of fixed and variable rate debt and interest rate swaps. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, we use forward exchange contracts to hedge firm commitments up to twelve months, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period.

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2023. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on copper price, interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. See Note 5 – Derivative Financial Instruments for quantities and the financial statement impact of these contracts as of December 31, 2023. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2023 market price of copper, the fair value of these contracts would be a loss of $11.7 million. This hypothetical loss would be allocated $9.5 million to other comprehensive income and $2.2 million recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our interest payments on our variable rate debt obligations. See Note 15 – Debt for discussion of the changes in debt and our interest rate swap agreements. For variable rate debt, interest rate changes impact earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would have decreased earnings and cash flows by approximately $4.6 million over a twelve-month period, holding other variables constant inclusive of interest rate swap effects.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2023, would be a reduction of approximately $5.4 million.

Koppers Holdings Inc. 2023 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc. 2023 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2023. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on page 39.

February 28, 2024

/S/ LEROY M. BALL
Leroy M. Ball
Chief Executive Officer

/S/ JIMMI SUE SMITH
Jimmi Sue Smith
Chief Financial Officer

Koppers Holdings Inc. 2023 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 28, 2024

Koppers Holdings Inc. 2023 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Koppers Holdings Inc. 2023 Annual Report

Assessment of the carrying value of Goodwill in the Railroad Products and Services Reporting Unit

As described in Note 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2023 was $294.4 million, of which $41.0 million was related to the Railroad Products and Services reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.

We identified the assessment of the carrying value of goodwill for the Railroad Products and Services reporting unit as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s estimate of fair value of the Railroad Products and Services reporting unit, which was developed, in part, using a discounted cash flow model. Specifically, the key assumptions used in the reporting unit's discounted cash flow model are forecasted revenue growth rates and forecasted EBITDA margins within the forecasted cash flows, and the discount rate, as changes to those assumptions could have a significant effect on the Company’s assessment of the impairment of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls over the development of the forecasted revenue growth rates, forecasted EBITDA margins, and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted EBITDA margins by comparing them to external market and industry data. We compared the Company’s historical forecasted revenue growth rates and forecasted EBITDA margins to actual results to assess the Company’s ability to accurately forecast. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company's discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 28, 2024

Koppers Holdings Inc. 2023 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions, except per share amounts)
Net sales	$2,154.2	$1,980.5	$1,678.6
Cost of sales	1,729.7	1,635.9	1,344.5
Depreciation and amortization	57.0	56.1	57.7
Selling, general and administrative expenses	174.1	153.3	148.9
Impairment and restructuring charges	0.0	0.0	2.2
(Gain) on sale of assets	(1.8)	(2.5)	(31.2)
Operating profit	195.2	137.7	156.5
Other income, net	0.4	2.5	3.6
Interest expense	71.0	44.8	40.5
Income from continuing operations before income taxes	124.6	95.4	119.6
Income tax provision	34.8	31.6	34.5
Income from continuing operations	89.8	63.8	85.1
Loss on sale of discontinued operations	0.0	(0.6)	(0.2)
Net income	89.8	63.2	84.9
Net income (loss) attributable to noncontrolling interests	0.6	(0.2)	(0.3)
Net income attributable to Koppers	$89.2	$63.4	$85.2
Earnings (loss) per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$4.28	$3.05	$4.02
Discontinued operations	0.00	(0.03)	(0.02)
Earnings per basic common share	$4.28	$3.02	$4.00
Diluted -
Continuing operations	$4.14	$3.00	$3.90
Discontinued operations	0.00	(0.02)	(0.02)
Earnings per diluted common share	$4.14	$2.98	$3.88
Weighted average shares outstanding (in thousands):
Basic	20,835	20,977	21,238
Diluted	21,539	21,313	21,925

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Net income	$89.8	$63.2	$84.9
Changes in other comprehensive income:
Currency translation adjustment	6.9	(21.6)	(16.4)
Unrealized loss on cash flow hedges, net of tax benefit of $0.8, $14.0 and $0.5	(2.7)	(38.8)	(3.8)
Unrecognized pension prior service cost, net of tax benefit of $0.0, $0.0 and $0.0	0.0	0.0	0.1
Unrecognized pension net gain (loss), net of tax (expense) benefit of $(1.1), $(0.5) and $1.3	4.2	2.7	(3.8)
Total comprehensive income	98.2	5.5	61.0
Comprehensive income (loss) attributable to noncontrolling interests	0.5	(0.5)	(0.2)
Comprehensive income attributable to Koppers	$97.7	$6.0	$61.2

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2023 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$66.5	$33.3
Accounts receivable, net of allowance of $6.5 and $3.5	202.4	215.7
Inventories, net	395.7	355.7
Derivative contracts	7.1	3.1
Other current assets	27.3	29.0
Total current assets	699.0	636.8
Property, plant and equipment, net	631.7	557.3
Operating lease right-of-use assets	90.5	86.3
Goodwill	294.4	294.0
Intangible assets, net	102.2	116.1
Deferred tax assets	10.4	11.7
Other assets	7.3	9.2
Total assets	$1,835.5	$1,711.4
Liabilities
Accounts payable	$202.9	$207.4
Accrued liabilities	95.1	96.1
Current operating lease liabilities	22.9	20.5
Current maturities of long-term debt	5.0	0.0
Total current liabilities	325.9	324.0
Long-term debt	835.4	817.7
Accrued post-retirement benefits	31.6	34.7
Deferred tax liabilities	25.9	21.5
Operating lease liabilities	67.4	66.3
Other long-term liabilities	46.3	44.2
Total liabilities	1,332.5	1,308.4
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 25,163,238 and 24,547,000 shares issued	0.3	0.2
Additional paid-in capital	291.1	263.9
Retained earnings	444.0	360.2
Accumulated other comprehensive loss	(88.8)	(97.3)
Treasury stock, at cost, 4,302,996 and 3,783,901 shares	(147.7)	(127.6)
Total Koppers shareholders’ equity	498.9	399.4
Noncontrolling interests	4.1	3.6
Total equity	503.0	403.0
Total liabilities and equity	$1,835.5	$1,711.4

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2023 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$89.8	$63.2	$84.9
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	57.0	56.1	57.7
Stock-based compensation	17.3	13.2	13.0
Change in derivative contracts	(0.9)	6.5	3.8
Non-cash interest expense	4.9	2.8	2.7
(Gain) on sale of assets and investment	(2.0)	(2.6)	(31.2)
Insurance proceeds	(1.7)	(0.8)	(6.1)
Deferred income taxes	5.7	2.7	16.9
Change in other liabilities	0.2	1.1	2.1
Other - net	2.2	5.3	4.0
Changes in working capital:
Accounts receivable	14.9	(32.3)	(12.7)
Inventories	(37.2)	(41.8)	(24.3)
Accounts payable	(0.4)	32.7	20.9
Accrued liabilities	(2.4)	(7.3)	(21.0)
Other working capital	(1.3)	3.5	(7.7)
Net cash provided by operating activities	146.1	102.3	103.0
Cash (used in) provided by investing activities:
Capital expenditures	(120.5)	(105.3)	(125.0)
Insurance proceeds	1.7	0.8	6.1
Acquisitions	0.0	(14.7)	0.0
Net cash provided by sale of discontinued operations and asset sales	2.8	4.4	29.4
Net cash used in investing activities	(116.0)	(114.8)	(89.5)
Cash provided by (used in) financing activities:
Borrowings of credit facility	1,032.5	444.4	280.9
Repayments of credit facility	(896.4)	(406.1)	(265.7)
Borrowings of long-term debt	388.0	0.0	0.0
Repayments of long-term debt	(501.0)	(2.0)	(10.1)
Issuances of Common Stock	9.9	1.1	2.4
Repurchases of Common Stock	(20.1)	(23.6)	(11.5)
Payment of debt issuance costs	(5.3)	(4.8)	0.0
Dividends paid	(5.0)	(4.2)	0.0
Net cash provided by (used in) financing activities	2.6	4.8	(4.0)
Effect of exchange rate changes on cash	0.5	(4.5)	(2.5)
Net increase (decrease) in cash and cash equivalents	33.2	(12.2)	7.0
Cash and cash equivalents at beginning of period	33.3	45.5	38.5
Cash and cash equivalents at end of period	$66.5	$33.3	$45.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$26.6	$12.1	$12.6
Accrued capital expenditures	5.6	11.1	7.3
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$70.0	$41.3	$38.1
Income taxes	34.3	20.7	23.4

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2023 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions, except per share amounts)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning of year	0.2	0.2	0.2
Issuance of common stock	0.1	0.0	0.0
Balance at end of year	0.3	0.2	0.2
Additional paid-in capital
Balance at beginning of year	263.9	249.5	234.1
Employee stock plans	17.3	13.2	13.0
Issuance of common stock	9.9	1.2	2.4
Balance at end of year	291.1	263.9	249.5
Retained earnings
Balance at beginning of year	360.2	301.0	215.8
Net income attributable to Koppers	89.2	63.4	85.2
Common Stock dividends ($0.24 and $0.20 per share)	(5.4)	(4.2)	0.0
Balance at end of year	444.0	360.2	301.0
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(55.9)	(34.7)	(18.1)
Loss on sale of subsidiary	0.0	0.0	(4.4)
Change in currency translation adjustment	7.0	(21.2)	(12.2)
Balance at end of year	(48.9)	(55.9)	(34.7)
Unrecognized gains (losses) on cash flow hedges:
Balance at beginning of year	1.8	40.6	44.4
Reclassification of unrealized gains on cash flow hedges to expense, net of tax expense of $0.5, $13.4 and $7.2	(1.5)	(40.4)	(22.8)
Change in cash flow hedges, net of tax benefit (expense) of $0.3, $(0.6) and $(6.7)	(1.2)	1.6	19.0
Balance at end of year	(0.9)	1.8	40.6
Unrecognized pension prior service cost (benefit):
Balance at beginning of year	(0.5)	(0.5)	(0.6)
Revaluation of unrecognized prior service benefit, net of tax benefit of $0.0, $0.0 and $0.0	0.0	0.0	0.1
Balance at end of year	(0.5)	(0.5)	(0.5)
Unrecognized pension net loss:
Balance at beginning of year	(42.7)	(45.4)	(41.6)
Reclassification of unrecognized pension net loss to expense, net of tax benefit of $0.4, $0.4 and $0.3	1.2	1.3	1.1
Revaluation of unrecognized pension net (loss) gain, net of tax (benefit) expense of $0.7, $0.1 and $(1.6)	3.0	1.4	(4.9)
Balance at end of year	(38.5)	(42.7)	(45.4)
Total balance at end of year	(88.8)	(97.3)	(40.0)
Treasury stock
Balance at beginning of year	(127.6)	(104.1)	(92.5)
Purchases	(20.1)	(23.5)	(11.6)
Balance at end of year	(147.7)	(127.6)	(104.1)
Total Koppers shareholders’ equity – end of year	498.9	399.4	406.6
Noncontrolling interests
Balance at beginning of year	3.6	4.2	4.3
Net income (loss) attributable to noncontrolling interests	0.6	(0.2)	(0.3)
Currency translation adjustment	(0.1)	(0.4)	0.2
Balance at end of year	4.1	3.6	4.2
Total equity – end of year	$503.0	$403.0	$410.8

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2023 Annual Report

KOPPERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Parent company of Koppers Inc. – In these financial statements, unless otherwise indicated or the context requires otherwise, when the terms Koppers, the Company, we, our or us, are used, they mean Koppers Holdings Inc. (Koppers Holdings) and its subsidiaries on a consolidated basis. The use of these terms is not intended to imply that Koppers Holdings and Koppers Inc. are not separate and distinct legal entities from each other and from their respective subsidiaries. Koppers Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations. The terms of Koppers Inc.’s Credit Facility (as defined in Note 15 - Debt) prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends.

Business description – We are a global integrated provider of treated wood products, wood treatment chemicals and carbon compounds for use in a variety of markets including the railroad, specialty chemical, utility, residential lumber, agriculture, aluminum, steel, rubber and construction industries. Our business is operated through three business segments, Railroad and Utility Products and Services (RUPS), Performance Chemicals (PC) and Carbon Materials and Chemicals (CMC).

Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges, a business related to the recovery of used crossties and a business related to the inspection of utility poles.

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

Revenue recognition – Revenue is recognized upon the completion of performance obligations under our contracts with customers and when control of a good or service is transferred to the customer. Substantially all of our contracts with customers are ship and invoice arrangements where revenue is recognized when we complete our performance obligations and transfer control to the customer. We also have certain arrangements where revenue is recognized under the contract where control of the goods or services had been transferred to the customer prior to shipment. Revenue recognition generally occurs at the point of shipment; however in certain circumstances, as shipping terms dictate, we transfer control, and revenue is recognized at the point of destination. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for warranties, discounts or volume rebates, to determine the net consideration to which we expect to be entitled. Payment terms are typically within 45 days. Shipping and handling costs are included as a component of cost of sales.

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

Koppers Holdings Inc. 2023 Annual Report

Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $7.8 million and $8.3 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (LIFO) basis, or net realizable value. Utilities and industrial products inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (FIFO) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 58 percent and 52 percent of the FIFO inventory value at December 31, 2023 and 2022, respectively. In 2023, 2022 and 2021, we recorded inventory write-downs of $0.6 million, $1.2 million and $0.6 million, respectively, related to the lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

Property, plant and equipment – Property, plant and equipment are recorded at purchased cost and include improvements that significantly increase capacities or extend useful lives of existing plant and equipment. Depreciation expense is calculated by applying the straight-line method over estimated useful lives. Estimated useful lives for buildings generally range from ten to 20 years and depreciable lives for machinery and equipment generally range from three to 15 years. Net gains and losses related to asset disposals are recognized in earnings in the period in which the disposal occurs. Routine repairs, replacements and maintenance are expensed as incurred.

We periodically evaluate whether current facts and circumstances indicate that the carrying value of depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 3 – Acquisitions, Divestitures and Discontinued Operations for additional information.

Goodwill and other intangible assets – See Note 13.

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

Leases – Lease arrangements are determined whether or not to be a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease as of the start date and may include consideration of certain adjustments including non-lease components. ROU assets are determined based on the determined ROU lease liability and may include the consideration of certain adjustments including initial direct costs, prepaid lease payments, lease incentives received, and non-lease components. The option to extend or terminate a lease is included in the determination of the ROU asset and lease liability only when it is reasonably certain that we will exercise that option.

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

Koppers Holdings Inc. 2023 Annual Report

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2023	2022
(Dollars in millions)
Asset retirement obligation at beginning of year	$15.5	$13.2
Accretion expense	1.1	1.1
Revision in estimated cash flows	(0.8)	2.2
Cash expenditures	(0.6)	(1.0)
Balance at end of year	$15.2	$15.5

Litigation and contingencies – Amounts associated with litigation and contingencies are accrued when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs for litigation are expensed as incurred with the exception of legal fees relating to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), sites.

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

New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in financial statements. The adoption of this ASU in the first quarter of 2023 did not have a material impact on our financial statements as we principally utilize cash flow hedges.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. We are currently evaluating this ASU to determine its impact on our disclosures.

3. Acquisitions, Divestitures and Discontinued Operations

Acquisitions – On October 31, 2022, we acquired substantially all of the assets of Gross & Janes Co. (Gross & Janes) for $15.5 million in cash and we accounted for the transaction as a business combination. Gross & Janes was the largest independent supplier of untreated crossties in North America, with operations in Missouri, Arkansas and Texas. The business we acquired has been integrated into our RUPS segment, and we believe the acquisition strengthened our supply chain when procuring untreated crossties for our customers. Transaction costs, revenue and profit related to the acquisition were not material for the year ended December 31, 2022.

The fair value of assets and liabilities acquired is set forth in the following table:

(Dollars in millions)
Accounts receivable	$4.3
Inventory	7.4
Property, plant and equipment	4.5
Total assets acquired	16.2
Accounts payable and accrued liabilities	0.7
Net assets acquired	$15.5

Koppers Holdings Inc. 2023 Annual Report

Divestitures – We have closed and divested certain facilities in our RUPS and CMC segments in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers.

▪
In March 2023, we sold certain assets from our closed coal tar distillation facility located in China and recorded a gain on sale of $1.8 million.
▪
In March 2022, we sold our utility pole treating facility in Sweetwater, Tennessee and recorded a gain on sale of $2.5 million.
▪
In October 2021, we sold our closed Denver, Colorado crosstie treating facility and recorded a gain on sale of $23.4 million.
▪
In February 2021, we sold our closed Follansbee, West Virginia coal tar distillation facility, and we recorded a gain on sale of $5.7 million, consisting of $2.6 million from cash proceeds in addition to the assumption of certain liabilities by the buyer.

Discontinued Operations – On September 30, 2020, we sold KJCC which was a 75 percent-owned coal tar distillation company in our CMC segment. The sale of KJCC represented a strategic shift that had a major effect on our operations and accordingly is classified as discontinued operations in our consolidated financial statements and notes.

On December 23, 2021 and March 31, 2022, the buyers issued various claims, which, after negotiation, were settled in April 2022 for $0.9 million, of which our share was $0.7 million. These claims were paid out of amounts held in escrow, and the remaining escrow amount of $1.5 million was fully released in August 2022. In the third quarter of 2022, we recorded a charge of $0.5 million related to a tax indemnity claim from the buyers which was paid in the fourth quarter of 2022.

4. Common Stock and Senior Convertible Preferred Stock

There was no senior convertible preferred stock issued or outstanding for the periods presented. The following table presents the changes in common stock and treasury stock:

	December 31,
	2023	2022	2021
(Shares in thousands)
Common Stock Issued:
Balance at beginning of year	24,547	24,027	23,688
Issued for employee stock plans	616	520	339
Balance at end of year	25,163	24,547	24,027
Treasury Stock:
Balance at beginning of year	(3,784)	(2,931)	(2,590)
Shares repurchased	(519)	(853)	(341)
Balance at end of year	(4,303)	(3,784)	(2,931)
Common Stock Outstanding	20,860	20,763	21,096

5. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper, fuel oil, foreign currency exchange risk, principally the U.S. dollar and Australian dollar, and interest rate risk associated with variable rate borrowings. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

Koppers Holdings Inc. 2023 Annual Report

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2024. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability on the consolidated balance sheet, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the consolidated statement of operations.

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. The fair value associated with these swap contracts are not designated as hedges, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of December 31, 2023, we had contracts totaling 1.5 million gallons with a net fair value of a liability totaling $0.3 million. There were no contracts outstanding in the prior year.

We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. The fair value associated with forward contracts related to foreign currency that are not designated as hedges, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the consolidated statement of operations.

We enter into interest rate swaps to effectively convert portions of our variable interest rate debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges on interest payments.

See the consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive (loss) income into net income for each of the three years ended December 31, 2023.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

	December 31, 2023
	Heating Oil Contracts	Interest Rate Swap Contracts	Copper Swap Contracts	Foreign Currency Forward Contracts	Total
(Dollars in millions)
Derivative contracts	$0.0	$2.8	$4.1	$0.2	$7.1
Accrued liabilities	(0.3)	0.0	0.0	(0.1)	(0.4)
Other long-term liabilities	0.0	(6.5)	0.0	0.0	(6.5)
Net asset (liability) on balance sheet	$(0.3)	$(3.7)	$4.1	$0.1	$0.2
Accumulated other comprehensive (loss) gain, net of tax	$0.0	$(2.9)	$2.0	$0.0	$(0.9)

	December 31, 2022
	Copper Swap Contracts	Foreign Currency Forward Contracts	Total
(Dollars in millions)
Derivative contracts	$3.0	$0.1	$3.1
Other assets	0.4	0.0	0.4
Accrued liabilities	(0.3)	(0.1)	(0.4)
Net asset on balance sheet	$3.1	$0.0	$3.1
Accumulated other comprehensive gain, net of tax	$1.8	$0.0	$1.8

Over the next twelve months, we estimate unrealized gains of $2.0 million for commodity price hedging as well as unrealized gains of $2.1 million for interest rate swaps will be reclassified from accumulated other comprehensive income into earnings.

Koppers Holdings Inc. 2023 Annual Report

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset
	December 31,		December 31,
	2023	2022	2023	2022
(Amounts in millions)
Cash flow hedges	31.7	21.3	$2.6	$2.5
Not designated as hedges	9.5	6.0	1.5	0.6
Total	41.2	27.3	$4.1	$3.1

The unrealized gain (loss) from copper swap contracts where hedge accounting was not elected is as follows:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Gain (loss) from contracts where hedge accounting was not elected	$0.9	$(6.5)	$(3.8)

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

	December 31,
	2023	2022
(In millions)
Australian Dollars	AUD 3.0	AUD 3.0
United States Dollars	USD 10.3	USD 9.3

Interest Rate Swap Contracts

During the year ended December 31, 2023, we entered into interest rate swap agreements with an aggregate notional value of $400.0 million. The interest rate swaps effectively convert the variable rate component of our Credit Facility borrowings to a weighted average fixed rate of 3.97 percent for a portion of our variable rate debt. This weighted average fixed rate amount excludes the interest rate margin of 3.50 percent as of December 31, 2023. All swap agreements expire in April 2027. The interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

6. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$860.4	$849.4	$801.1	$825.3

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

See Note 5 - Derivative Financial Instruments, for the fair value of our derivative financial instruments.

Koppers Holdings Inc. 2023 Annual Report

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$89.2	$63.4	$85.2
Loss on sale of discontinued operations	0.0	(0.6)	(0.2)
Income from continuing operations attributable to Koppers	$89.2	$64.0	$85.4
Weighted average common shares outstanding:
Basic	20,835	20,977	21,238
Effect of dilutive securities	704	336	687
Diluted	21,539	21,313	21,925
Earnings per common share – continuing operations:
Basic earnings per common share	$4.28	$3.05	$4.02
Diluted earnings per common share	4.14	3.00	3.90
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	315	952	436

On February 14, 2024, the board of directors declared a quarterly dividend of $0.07 per common share, payable on March 25, 2024 to shareholders of record as of March 8, 2024.

8. Stock-based Compensation

We have outstanding stock-based compensation awards that were granted under the amended and restated 2005 Long-Term Incentive Plan (the 2005 LTIP), the 2018 Long-Term Incentive Plan (the 2018 LTIP) and the 2020 Long-Term Incentive Plan, as amended (the 2020 LTIP). The 2005 LTIP, the 2018 LTIP and the 2020 LTIP are collectively referred to as the LTIP. The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards, which are collectively referred to as the awards.

Restricted Stock Units and Performance Stock Units

Under the LTIP, the board of directors grants restricted stock units and performance stock units to certain employee participants (collectively, the stock units). Compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of restricted stock units is the market price of the underlying common stock on the date of grant. The fair value of performance stock units is determined using the market price of the underlying common stock on the date of grant for units with a performance condition and a Monte Carlo valuation model for units with a market condition.

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

Performance stock units have vesting based upon either a performance condition or a market condition. Performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 9 – Segment Information). For performance stock units granted with a market condition, which applies to all performance stock unit grants made prior to 2023, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives.

Both types of performance stock units have a three-year period for vesting. The number of performance stock units granted represents the target award, and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. We have the discretion to settle the award in cash rather than shares, although we currently expect that all awards will be settled by the issuance of shares.

Koppers Holdings Inc. 2023 Annual Report

We calculated the fair value of the performance stock unit awards on the date of the grant using assumptions listed below:

	January 2023 Grant	January 2022 Grant	January 2021 Grant
Grant date price per share of stock performance award	$29.01	$32.19	$29.84
Expected volatility	66.30%	66.90%	68.70%
Risk-free interest rate	4.11%	1.10%	0.16%
Look-back period in years	3.00	3.00	3.00
Grant date fair value per share	$39.51	$45.19	$41.50

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

The following table shows a summary of the performance stock units as of December 31, 2023:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Market Condition Units
2021 – 2023	136,560	136,560	136,560
2022 – 2024	97,870	149,246	200,622
2023 – 2025	52,598	105,196	157,794
Performance Condition Units
2023 – 2025	0	189,084	378,168

The minimum, target and maximum shares above reflect the impact from completed performance periods. Performance stock units granted in January 2021 for the 2021 – 2023 performance period vested in January 2024 at 94.7 percent of the original target share amount plus dividend equivalent units.

The following table shows a summary of the status and activity of non-vested stock awards:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2023	524,612	237,032	761,644	$32.40
Granted	238,544	267,073	505,617	$30.92
Credited from dividends	6,394	4,604	10,998	$32.37
Performance share adjustment	0	78,468	78,468	$42.18
Vested	(222,250)	0	(222,250)	$26.44
Forfeited	(15,961)	(6,414)	(22,375)	$32.00
Non-vested at December 31, 2023	531,339	580,763	1,112,102	$33.62

Stock Options

Stock options to most executive officers vest and become exercisable in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control. No stock options were granted in 2023.

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

	January 2022 Grant	January 2021 Grant	March 2020 Grant
Grant date price per share of stock option award	$32.19	$29.84	$19.63
Expected life in years	6.76	6.64	6.40
Expected volatility	54.50%	54.80%	42.85%
Risk-free interest rate	1.52%	0.59%	0.87%
Grant date fair value per share	$17.58	$15.79	$8.42

Koppers Holdings Inc. 2023 Annual Report

Prior to February 2022, we had not declared a dividend since 2014. The expected life in years is based on our historical exercise data of previously granted options. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,122,136	$27.05
Exercised	(365,237)	$24.11
Expired	(50,031)	$42.16
Outstanding at December 31, 2023	706,868	$27.51	5.02	$16.8
Exercisable at December 31, 2023	545,392	$27.29	4.35	$13.0

Stock Compensation Expense

The following table presents total stock-based compensation expense recognized under our LTIP and employee stock purchase plan:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$17.3	$13.2	$13.0
Less related income tax benefit	4.8	4.4	3.7
Decrease in net income attributable to Koppers	$12.5	$8.8	$9.3
Intrinsic value of exercised stock options	$6.4	$0.0	$2.2
Cash received from the exercise of stock options	$8.8	$0.0	$2.3

As of December 31, 2023, total future compensation expense related to non-vested stock-based compensation arrangements totaled $21.7 million and the weighted-average period over which this expense is expected to be recognized is approximately 21 months.

9. Segment Information

See Note 1 - Description of Business for a discussion of our three reportable segments. Our reportable segments contain multiple aggregated business units since management believes the long-term financial performance of these business units is affected by similar economic conditions. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Our primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These items include impairment, restructuring and plant closure costs, acquisition-related charges, mark-to-market commodity hedging, gain/loss on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Koppers Holdings Inc. 2023 Annual Report

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$540.9	$457.4	$414.4
Utility poles	266.1	227.9	228.0
Railroad infrastructure products and services	90.9	103.0	87.5
Total Railroad and Utility Products and Services	897.9	788.3	729.9
Performance Chemicals:
Wood preservative products	647.2	561.2	489.1
Other products	24.4	18.7	14.2
Total Performance Chemicals	671.6	579.9	503.3
Carbon Materials and Chemicals:
Pitch and related products	394.4	399.6	279.3
Phthalic anhydride, naphthalene and other chemicals	112.0	148.4	110.2
Carbon black feedstock and distillates	78.3	64.3	55.9
Total Carbon Materials and Chemicals	584.7	612.3	445.4
Total	$2,154.2	$1,980.5	$1,678.6
Intersegment revenues:
Performance Chemicals	$28.9	$22.2	$15.9
Carbon Materials and Chemicals	87.4	74.3	75.3
Total	$116.3	$96.5	$91.2

The following table sets forth tangible and intangible assets allocated to each of our segments as of the dates indicated:

	December 31,
	2023	2022
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$743.7	$660.8
Performance Chemicals	520.6	516.9
Carbon Materials and Chemicals	538.9	500.5
Segment assets	1,803.2	1,678.2
Prepaid insurance and other assets	14.8	16.0
Property, plant and equipment, net	9.6	6.8
Operating lease right-of-use assets	7.9	10.4
Total	$1,835.5	$1,711.4
Goodwill:
Railroad and Utility Products and Services	$120.6	$120.6
Performance Chemicals	173.8	173.4
Total	$294.4	$294.0

Koppers Holdings Inc. 2023 Annual Report

The following table sets forth certain sales and operating data by segment for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Depreciation and amortization expense:
Railroad and Utility Products and Services	$24.6	$22.3	$22.3
Performance Chemicals	13.9	15.3	17.9
Carbon Materials and Chemicals	18.5	18.5	17.5
Total	$57.0	$56.1	$57.7
Adjusted EBITDA:
Railroad and Utility Products and Services	$84.0	$53.6	$45.4
Performance Chemicals	123.1	75.5	101.8
Carbon Materials and Chemicals	49.3	99.0	76.3
Items excluded from the determination of segment profit:
LIFO expense(1)	(6.0)	(25.6)	(28.2)
Impairment, restructuring and plant closure costs	(0.1)	(1.1)	(4.2)
Gain on sale of assets	1.8	2.5	31.2
Mark-to-market commodity hedging gains (losses)	0.5	(6.5)	(3.8)
Inventory adjustment(2)	0.0	(1.1)	0.0
Interest expense	(71.0)	(44.8)	(40.5)
Depreciation and amortization	(57.0)	(56.1)	(58.4)
Income tax provision	(34.8)	(31.6)	(34.5)
Discontinued operations	0.0	(0.6)	(0.2)
Net income	$89.8	$63.2	$84.9
Capital expenditures:
Railroad and Utility Products and Services	$49.8	$47.2	$62.0
Performance Chemicals	15.1	10.6	17.7
Carbon Materials and Chemicals	50.7	45.7	42.9
Corporate	4.9	1.8	2.4
Total	$120.5	$105.3	$125.0

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)
Represents fair value step-up on inventory acquired in a business acquisition as described in Note 3 – Acquisitions, Divestitures and Discontinued Operations.

Revenues and Long-lived Assets by Geographic Area

	Year	Revenue	Long-lived assets
(Dollars in millions)
United States	2023	$1,468.1	$942.3
	2022	1,271.1	902.9
	2021	1,134.2	857.3
Australasia	2023	265.0	75.6
	2022	283.0	73.8
	2021	230.6	78.9
Europe	2023	213.3	91.0
	2022	248.9	67.6
	2021	195.8	63.3
Other countries	2023	207.8	17.2
	2022	177.5	18.6
	2021	118.0	19.3
Total	2023	$2,154.2	$1,126.1
	2022	$1,980.5	$1,062.9
	2021	$1,678.6	$1,018.8

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $686.1 million in 2023, $709.4 million in 2022 and $544.4 million in 2021.

Koppers Holdings Inc. 2023 Annual Report

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Current:
Federal	$7.3	$0.0	$(1.5)
State	1.7	0.6	0.9
Foreign	20.1	28.4	18.2
Total current tax provision	29.1	29.0	17.6
Deferred:
Federal	3.1	0.2	10.6
State	0.6	(0.6)	1.1
Foreign	2.0	3.0	5.2
Total deferred tax provision	5.7	2.6	16.9
Total income tax provision	$34.8	$31.6	$34.5

Income before income taxes from foreign operations for 2023, 2022 and 2021 was $76.8 million, $106.8 million and $71.8 million, respectively.

The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings taxed at different rates	4.9	8.7	4.3
State income taxes, net of federal tax benefit	1.4	(0.2)	2.1
GILTI inclusion, net of foreign tax credits	0.2	1.7	0.2
Change in tax contingency reserves	0.2	(0.1)	(1.1)
Valuation allowance adjustments	0.0	0.9	1.9
Deferred tax adjustments	0.0	0.0	(0.2)
Other	0.2	1.1	0.6
	27.9%	33.1%	28.8%

For each of the three years ended December 31, 2023, 2022 and 2021, we have recorded valuation allowance adjustments related to the value of certain deferred tax assets. In 2023, we recorded $0.3 million of adjustments to our valuation allowance for certain foreign and state tax deferred tax assets. In 2022, we recorded $0.9 million of adjustments to our valuation allowance for certain foreign and state tax deferred tax assets. In 2021, we recorded a $3.3 million valuation allowance against net deferred tax assets of our United Kingdom entities as a result of a recent history of pre-tax losses and the reversal of a deferred tax liability associated with a defined benefit pension plan.

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates primarily to adjustments to copper and interest rate swap contracts of $0.8 million, $6.1 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates to adjustments to reflect the unfunded status of employee post-retirement benefit plans of $(1.1) million, $(0.5) million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Koppers Holdings Inc. 2023 Annual Report

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards, expiring in 2024 to 2043	$19.2	$22.6
Tax credits	16.9	17.4
Reserves, including insurance and environmental	10.4	9.3
Interest disallowance	10.2	6.4
Accrued employee compensation	8.1	6.5
Inventory	7.6	4.6
Foreign tax loss carryforwards	7.4	6.6
Pension and other post-retirement benefits obligations	7.2	8.2
Asset retirement obligations	5.6	5.3
Other	8.3	4.6
Valuation allowance	(43.1)	(43.8)
Total deferred tax assets	57.8	47.7
Deferred tax liabilities:
Tax over book depreciation and amortization	69.9	52.3
Gain on derivative contracts	0.0	0.7
Other	3.4	4.5
Total deferred tax liabilities	73.3	57.5
Net deferred tax liabilities	$(15.5)	$(9.8)

As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. As of December 31, 2023, there was approximately $544 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.

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

A valuation allowance is necessary when it is more likely than not that a deferred tax asset will not be realized. Certain deferred tax assets reflected above are not expected to be realized, and a valuation allowance has been provided for them.

Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2023	2022
(Dollars in millions)
State temporary differences, net operating losses and tax credits	$19.3	$19.4
Federal foreign tax credits	15.2	16.1
Foreign temporary differences, net operating losses and capital losses	8.6	8.3
Total valuation allowances	$43.1	$43.8

Koppers Holdings Inc. 2023 Annual Report

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021
(Dollars in millions)
Balance at beginning of year	$1.4	$1.5	$2.5
Additions based on tax provisions related to the current year	0.3	0.1	0.1
Reductions resulting from a lapse in the statute of limitations	(0.2)	(0.2)	(1.1)
Balance at end of year	$1.5	$1.4	$1.5

As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.5 million and $1.4 million, respectively. We do not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2023, we recognized $0.2 million in interest and penalties. As of December 31, 2023 and 2022, we had accrued interest and penalties of approximately $0.5 million and $0.3 million, respectively.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2017.

11. Inventories

	December 31,
	2023	2022
(Dollars in millions)
Raw materials	$348.4	$318.5
Work in process	17.9	10.2
Finished goods	139.0	130.4
	505.3	459.1
Less revaluation to LIFO	109.6	103.4
Inventories, net	$395.7	$355.7

12. Property, Plant and Equipment

	December 31,
	2023	2022
(Dollars in millions)
Land	$18.8	$15.0
Buildings	99.1	80.3
Machinery and equipment	987.0	924.1
	1,104.9	1,019.4
Less accumulated depreciation	473.2	462.1
Property, plant and equipment, net	$631.7	$557.3

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $42.5 million, $41.2 million and $39.4 million, respectively.

Impairments – We did not incur impairment charges in 2023, 2022 and 2021.

13. Goodwill and Intangible Assets

Goodwill and other purchased intangible assets are included in the identifiable assets of the business segment to which they have been assigned. Goodwill is assessed for impairment annually, using a quantitative goodwill impairment test, or more frequently if a change in circumstances or the occurrence of significant events indicate the carrying value may not be recoverable. In making this assessment, management may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units, and sustained changes in our stock price.

If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed utilizing a combination of an income approach, using a discounted cash flow methodology, and a market approach, by comparing the estimated fair value of each reporting unit with its net book value.

Koppers Holdings Inc. 2023 Annual Report

The discounted cash flow calculations are dependent on several key assumptions including the timing of future forecasted cash flows, forecasted revenue growth rates, forecasted EBITDA margin and the discount rate. The market approach uses the guideline company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies. Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting units to arrive at an indication of value. To determine the reasonableness of the calculated fair values of our reporting units, we review the assumptions described to ensure neither the market approach nor the income approach yields significantly different valuations. We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value of our reporting units.

We perform an assessment of goodwill at the reporting unit level. We have three reporting units for purposes of goodwill evaluation. These units consist of our PC operating segment, our Railroad Products and Services reporting unit and our Utility Products reporting unit. Railroad Products and Services and Utility Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in North America, and the Utility Products reporting unit serves the utility industries in the United States and Australia.

We have historically performed our annual goodwill impairment test as of November 30 each year. During the year ended December 31, 2023, we voluntarily changed our annual impairment assessment date from November 30 to October 31. No more than twelve months have elapsed between goodwill impairment tests of any of our reporting units. The change in measurement date represents a voluntary change in the method of applying an accounting principle that was applied prospectively. The change aligns the annual impairment test date with our forecasting process. We continue to monitor each reporting unit for triggering events for purposes of goodwill impairment testing each quarter. The change in accounting principle did not result in any delay, acceleration or avoidance of an impairment charge. We determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, there was no impairment of goodwill incurred for each of the three years ended December 31, 2023.

The change in the carrying amount of goodwill attributable to each reporting unit was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2021	$175.1	$41.1	$79.8	$296.0
Currency translation	(1.7)	(0.1)	(0.2)	(2.0)
Balance at December 31, 2022	$173.4	$41.0	$79.6	$294.0
Currency translation	0.4	0.0	0.0	0.4
Balance at December 31, 2023	$173.8	$41.0	$79.6	$294.4

Intangible assets, other than goodwill, are recorded at fair value and amortized on a straight-line basis over their estimated useful lives. We annually evaluate the remaining useful life of the intangible asset being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. Intangible assets are also subject to testing for recoverability whenever events or changes indicate that its carrying value may not be recoverable.

Our intangible assets are summarized below:

			December 31,
			2023			2022
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	8.1	$225.4	$125.2	$100.2	$224.9	$110.5	$114.4
Technology	4 to 12	2.6	26.4	26.1	0.3	26.4	26.0	0.4
Trademarks	4 to 18	11.2	8.2	6.5	1.7	7.7	6.5	1.2
Supply contracts	10	0.0	2.4	2.4	0.0	2.4	2.4	0.0
Non-compete agreements	12	0.8	1.6	1.6	0.0	1.6	1.5	0.1
Total		8.1	$264.0	$161.8	$102.2	$263.0	$146.9	$116.1

Koppers Holdings Inc. 2023 Annual Report

In 2023, the gross carrying value of intangible assets increased by a net $1.0 million, primarily due to foreign exchange translation. Total amortization expense related to these intangible assets was $14.5 million, $14.9 million and $18.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2024	$14.2
2025	13.7
2026	12.4
2027	12.0
2028	11.2

14. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for three domestic non-qualified defined benefit pension plans for certain key executives.

In the United States, all qualified and two of the non-qualified defined benefit pension plans for salaried and hourly employees have been closed to new participants and have been frozen. Accordingly, these pension plans no longer accrue additional years of service or recognize future increases in compensation for benefit purposes.

The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. We also provide retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees. For salaried employees, the retiree medical and retiree insurance plans have been closed to new participants. Expense related to defined contribution plans totaled $9.7 million, $8.4 million and $9.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table provides the components of net periodic pension costs:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
(Dollars in millions)
Service cost	$1.6	$1.2	$1.5	$0.0	$0.0	$0.1
Interest cost	8.2	5.6	5.2	0.3	0.3	0.3
Expected return on plan assets	(7.0)	(7.7)	(7.4)	0.0	0.0	0.0
Amortization of net loss (gain)	2.2	1.8	1.4	(0.6)	(0.1)	0.0
Net periodic benefit cost	$5.0	$0.9	$0.7	$(0.3)	$0.2	$0.4

Koppers Holdings Inc. 2023 Annual Report

The following table presents the change in the funded status of the pension and post-retirement plans:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$157.0	$219.6	$6.0	$9.8
Service cost	1.6	1.2	0.0	0.0
Interest cost	8.2	5.6	0.3	0.3
Actuarial (gains) losses	(2.1)	(51.8)	0.7	(3.4)
Settlements	(1.1)	(1.0)	0.0	0.0
Currency translation	1.9	(5.8)	0.0	0.0
Benefits paid	(11.2)	(10.8)	(0.8)	(0.7)
Benefit obligation at end of year	154.3	157.0	6.2	6.0
Change in plan assets:
Fair value of plan assets at beginning of year	127.4	190.0	0.0	0.0
Actual return on plan assets	9.2	(46.1)	0.0	0.0
Employer contribution	1.9	0.9	0.8	0.7
Settlements	(1.1)	(1.0)	0.0	0.0
Currency translation	1.9	(5.6)	0.0	0.0
Benefits paid	(11.2)	(10.8)	(0.8)	(0.7)
Fair value of plan assets at end of year	128.1	127.4	0.0	0.0
Funded status of the plan	$(26.2)	$(29.6)	$(6.2)	$(6.0)

In 2023, the net actuarial gain of $2.1 million is due principally to an update to census data and mortality projections, partially offset by the decrease of 15 basis points in the discount rate used to measure the benefit obligation as of December 31, 2023 compared to the prior year. The actual return on plan assets was positive in 2023 primarily due to investment gains of $6.7 million in the US defined benefit pension plan and the revaluation increase of $2.3 million in the bulk annuity insurance policy related to our defined benefit pension plan in the United Kingdom. As of December 31, 2023, the fair value of the bulk annuity insurance policy of $33.4 million is based on the calculated pension benefit obligation and is classified as Level 3 within the fair value hierarchy. As the calculated pension benefit obligation increased due to a decrease in the discount rate, there was a commensurate increase in the value of the bulk annuity insurance policy.

We are evaluating the termination of our US qualified pension plan and are targeting the potential completion of this effort in the fourth quarter 2024. We estimate that a termination will require additional cash funding of $25 million and will result in an estimated settlement loss of $40 million, before tax, subject to changes to certain assumptions including the discount rate.

With respect to our defined benefit pension plan in the United Kingdom, during 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. This pension plan has a benefit obligation of $34.3 million and plan assets of $33.7 million as of December 31, 2023. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of our defined benefit pension plan in the United Kingdom, but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan, and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed, and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled.

The timing of the conversion to a buy-out policy may be impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others related to obtaining an actuarial confirmation for certain amendments to UK pension plans. In our case, this ruling may render invalid a plan amendment we adopted in 2003 regarding a prospective change in the pension accrual rate. This ruling is currently under appeal, and until there is clarification on what constitutes a valid actuarial confirmation, the conversion to a buy-out policy may be delayed.

Koppers Holdings Inc. 2023 Annual Report

Plan Data

	Year Ended December 31,
	Pension Benefits
	2023	2022
(Dollars in millions)
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$152.6	$154.4
Fair value of plan assets	125.8	124.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$152.4	$154.2
Fair value of plan assets	125.8	124.2

The measurement date for all pension and post-retirement assets and obligations is December 31 for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2023 and December 31, 2022 was $154.1 million and $156.8 million, respectively.

Expected Contributions for the 2024 Fiscal Year

Our expected contributions for 2024 are estimated to be $7.6 million for pension plans and $0.6 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2024	$11.4	$0.5
2025	11.8	0.5
2026	11.3	0.5
2027	11.2	0.5
2028	11.5	0.5
Next five years	57.3	2.4

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate	5.27%	5.42%	5.50%	5.58%
Expected return on plan assets	5.62	4.65
Rate of compensation increase	3.28	3.13
Initial medical trend rate			5.40	5.40

Basis for the Selection of the Long-Term Rate of Return on Assets

The long-term rate of return on assets assumption was determined by using the plan’s asset allocation as described in the plan’s investment policy and modeling a distribution of compound average returns over a time horizon. The model uses asset class return, variance, and correlation assumptions to produce the expected return. The return assumptions used forward-looking gross returns influenced by the current bond yields, corporate bond spreads and equity risk premiums based on current market conditions.

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

Koppers Holdings Inc. 2023 Annual Report

Investment Strategy

The weighted average asset allocation for our pension plans by asset category is as follows:

	December 31,
	2023	2022
Debt securities	72%	52%
Equity securities	0	20
Other	28	28
	100%	100%

Our investment strategy for our pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. We utilize investment managers to assist in identifying and monitoring investments that meet these allocation criteria. Our overall investment strategy for the U.S. qualified pension plan is to preserve capital as we evaluate our ability to terminate this plan and annuitize and irrevocably transfer this pension liability to a third party insurance company. Accordingly, by the end of 2023, all U.S. pension assets were transferred to income-generating assets in order to reduce investment return volatility.

As previously discussed, we entered into a buy-in bulk annuity insurance policy with respect to our defined benefit plan in the United Kingdom in anticipation of irrevocably transferring this pension liability to a third party insurance company.

All assets are invested in pooled or commingled investment vehicles with the exception of the insurance annuity contract. Our interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. Certain investments are valued using the net asset value (NAV) practical expedient and have not been categorized in the fair value hierarchy but are included to reconcile the fair value hierarchy to the total fair value of plan assets. The fair value of real estate investments is either priced through a listing on an exchange or is subject to periodic appraisals.

The following tables set forth by level, our pension plan assets at fair value, within the fair value hierarchy:

	December 31, 2023
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$0.1	$0.0	$0.1
International equity securities	0.0	0.4	0.0	0.4
U.S. debt securities	0.0	0.3	0.0	0.3
International debt securities	0.0	0.8	0.0	0.8
Insurance annuity contract and other investments	0.0	0.4	33.4	33.8
Cash and cash equivalents	0.0	1.5	0.0	1.5
	$0.0	$3.5	$33.4	$36.9
Investments measured at NAV(1)				91.2
Total assets at fair value				$128.1
(1) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Koppers Holdings Inc. 2023 Annual Report

	December 31, 2022
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(Dollars in millions)
U.S. equity securities	$0.0	$4.9	$0.0	$4.9
International equity securities	0.0	11.1	0.0	11.1
U.S. debt securities	0.0	39.2	0.0	39.2
International debt securities	0.0	2.6	0.0	2.6
Other investments	0.0	0.5	31.5	32.0
Cash and cash equivalents	0.0	1.6	0.0	1.6
	$0.0	$59.9	$31.5	$91.4
Investments measured at NAV(1)				36.0
Total assets at fair value				$127.4
(1) The fair value amounts presented in the table above are intended to permit reconciliations of the fair value hierarchy to the total plan assets.

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain company performance goals are met. Expenses incurred for these plans were $17.4 million in 2023, $12.6 million in 2022 and $14.9 million in 2021.

15. Debt

			December 31,
	Weighted Average Interest Rate	Maturity	2023	2022
(Dollars in millions)
Credit Facility	7.39%	2027	$461.4	$325.3
Term Loan B	7.56%	2030	388.0	0.0
Senior Notes due 2025	-	-	0.0	500.0
Total debt			849.4	825.3
Less short-term debt and current maturities of long-term debt			5.0	0.0
Less unamortized debt issuance costs			9.0	7.6
Long-term debt			$835.4	$817.7

Unamortized debt issuance costs presented above are included as a deduction from the carrying amount of long-term debt.

Credit Facility

We have a credit agreement (the Credit Facility) with a consortium of banks. The Credit Facility provides for an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate (SOFR), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the assets (excluding real property and other customary assets) of Koppers Inc., Koppers Holdings Inc. and our material domestic subsidiaries. The Credit Facility contains certain covenants that may limit Koppers Inc. and its restricted subsidiaries from taking certain actions. These limitations include, among others, restrictions on additional indebtedness, liens, dividends, investments, acquisitions, certain distributions, asset sales, transactions with affiliates and modifications to material documents, including organizational documents. In addition, such covenants may give rise to events of default upon the failure by Koppers Inc. and its restricted subsidiaries to meet certain financial ratios.

As of December 31, 2023, we had $330.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2023, $8.6 million of commitments were utilized by outstanding letters of credit. For the years ended December 31, 2023, 2022 and 2021, we incurred commitment fees of approximately 22, 22 and 25 basis points, respectively, on the undrawn portion of our credit facility to maintain credit availability.

Koppers Holdings Inc. 2023 Annual Report

Term Loan B

On April 10, 2023, we entered into Amendment No. 1 to the Credit Facility (Amendment No. 1), and on October 11, 2023, we entered into Amendment No. 2 to the Credit Facility (Amendment No. 2). Amendment No. 1 added a new class of senior secured term loans under the Credit Facility in an aggregate principal amount of $400.0 million (the Term Loan B), among other modifications. The Term Loan B was issued at 97 percent of face value, resulting in $388.0 million of net proceeds, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. Under Amendment No. 2, the interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 3.50 percent with a floor of 0.50 percent.

Under Amendment No. 2, the principal balance of the Term Loan B is repayable in quarterly installments in an amount equal to 0.25 percent of the principal amount, commencing on January 1, 2024 and on the last business day of each quarterly period thereafter, with the balance due at maturity on April 10, 2030.

Interest Rate Swaps

See Note 5 – Derivative Financial Instruments for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for a portion of our variable rate debt.

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

Debt Maturities

At December 31, 2023, the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2024	$5.0
2025	4.0
2026	4.0
2027	465.4
2028	4.0
Thereafter	378.0
Total principal debt	860.4
Less unamortized discount	11.0
Total debt	$849.4

16. Leases

We recognize lease obligations and associated right-of-use assets for existing non-cancelable leases. We have non-cancelable operating leases primarily associated with railcars, office and manufacturing facilities, storage tanks, ships, production equipment and vehicles. Many of our leases include both lease (e.g., fixed rent) and non-lease components (e.g., maintenance and services). For certain significant asset classes such as railcars, storage tanks, ships and vehicles, we have separated the lease and non-lease components based on the estimated stand-alone price for each component. For the remaining asset classes, we have elected to account for these components as a single lease component. In addition, we exclude leases expiring within twelve months from balance sheet recognition.

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

Koppers Holdings Inc. 2023 Annual Report

The following table presents operating lease costs, variable lease costs and supplemental cash flow information:

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Operating lease costs	$28.7	$29.3	$30.2
Variable lease costs	4.0	3.3	3.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$39.5	$29.3	$30.5

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2023:

(Dollars in millions)
2024	$28.2
2025	22.8
2026	17.7
2027	14.7
2028	11.7
Thereafter	12.5
Total lease payments	$107.6
Less: Interest	(17.3)
Present value of lease liabilities	$90.3

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term, in years	5.0	5.6
Weighted average discount rate	6.8%	7.2%

17. Commitments and Contingent Liabilities

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 51 plaintiffs in 27 cases pending as of December 31, 2023, which is unchanged from December 31, 2022. As of December 31, 2023, there were 26 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

Koppers Holdings Inc. 2023 Annual Report

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

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988 (Pre-Closing) acts or omissions of Beazer East or its predecessors; (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors; (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. The indemnification period ended July 14, 2019 (the Claim Deadline), and Beazer East may now tender certain third-party claims described in sections (i) and (ii) above to Koppers Inc. However, to the extent the third-party claims described in sections (i) and (ii) above were tendered to Beazer East by the Claim Deadline, Beazer East will continue to be required to pay the costs arising from such claims under the Indemnity. Furthermore, the Claim Deadline did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be tendered by Koppers Inc. to Beazer East.

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

Contamination has been identified at most manufacturing and other sites of our subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). Currently, at the properties acquired from Beazer East, which includes the National Priorities List site and all but one of the sites permitted under the Resource Conservation and Recovery Act (RCRA), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Koppers Holdings Inc. 2023 Annual Report

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

The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.9 million as of December 31, 2023. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination that occurred prior to our acquisition of the businesses. As of December 31, 2023, our estimated environmental remediation liability for these sites totals $3.8 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2023, our estimated environmental remediation liability for the acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.2 million and $2.5 million are classified as current liabilities as of December 31, 2023 and December 31, 2022, respectively:

	December 31,
	2023	2022
(Dollars in millions)
Balance at beginning of year	$10.9	$10.7
Expense	0.2	1.6
Cash expenditures	(0.4)	(1.1)
Currency translation	(0.1)	(0.3)
Balance at end of year	$10.6	$10.9

Koppers Holdings Inc. 2023 Annual Report

18. Subsequent Events

On February 27, 2024, we signed an agreement to acquire substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash. Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. We plan to finance the purchase with cash and available borrowings under our Credit Facility. The parties expect the transaction to close in the second quarter of 2024, subject to satisfaction of customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management Report on page 38 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 39 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 20, 2023, Leslie S. Hyde, Senior Vice President and Chief Sustainability Officer (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Plan provides for the exercise of 7,962 options (granted on March 6, 2019 and set to expire on March 5, 2029) and 14,441 options (granted on March 3, 2020 and set to expire on March 2, 2030) to purchase shares of the Company's stock and the subsequent sale of the shares received from the exercise of such options. The Plan will commence on March 21, 2024, and terminate on the earlier of (i) November 29, 2024, (ii) the execution of all trades contemplated by the Plan, or (iii) the valid exercise of termination rights under the Plan by either Leslie S. Hyde or the broker of the Plan.

During the three months ended December 31, 2023, none of our other directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-X).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders (the Proxy Statement) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption Proxy Item 1 – Proposal for Election of Directors and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under Information About Our Executive Officers.

The information required by Item 405 of Regulation S-K, if disclosure is required thereunder, is included in the Proxy Statement under the caption General Matters – Delinquent Section 16(a) Reports and is incorporated herein by reference.

Koppers Holdings Inc. 2023 Annual Report

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is included in the Proxy Statement under the caption Proxy Item 1 – Proposal for Election of Directors – Board Meetings and Committees and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the captions Executive and Director Compensation and Corporate Governance Matters – Committee Reports to Shareholders – Management Development and Compensation Committee Report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the caption Common Stock Ownership and is incorporated herein by reference.

The following table provides information as of December 31, 2023, regarding the number of shares of our common stock that may be issued under our 2020 Long Term Incentive Plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,818,970	$27.51	1,256,139
Equity compensation plans not approved by security holders	0	0.00	0
Total	1,818,970	$27.51	1,256,139
(1)
Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units (RSUs) and performance-based RSUs awarded under our 2020 Long-Term Incentive Plan.
(2)
Does not reflect time-based RSUs and performance-based RSUs included in the first column, which do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained in the Proxy Statement under the captions Transactions with Related Persons and Corporate Governance Matters – Director Independence and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Name: KPMG LLP

Auditor Location: Pittsburgh, Pennsylvania (US Firm)

Auditor Firm ID: PCAOB ID 185

All other information required by Item 14 is contained in the Proxy Statement under the caption Auditors and is incorporated herein by reference.

Koppers Holdings Inc. 2023 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in Item 8 – Financial Statements and Supplementary Data as listed on the index on page 37.

(a) 2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 76. All other schedules are omitted, because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on August 3, 2023	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023 (Commission File No. 001-32737).
3.2	Third Amended and Restated Bylaws of the Company, as adopted on August 2, 2023	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 3, 2023 (Commission File No. 001-32737).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.3*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees

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

10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).
10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).
10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).
10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).

Koppers Holdings Inc. 2023 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.9*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.10*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).
10.11*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.12*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.13*	Koppers Annual Incentive Plan, as amended January 25, 2016	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.14*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.15	Agreement and Plan of Merger, dated April 10, 2018, by and among Koppers Inc., Cox Industries, Inc., each of the Selling Shareholders party thereto, and the Shareholder Representative party thereto	Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 (Commission File No. 001-32737).
10.16*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).
10.17*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.18*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.19*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.20*	Form of Notice of Grant of Stock Option	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.21*	Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (Commission File No. 001-32737).

Koppers Holdings Inc. 2023 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.22*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.23*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.24*	Form of Notice of Grant of Stock Option	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.25*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.26*	First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.27*	Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.28*	Form of Change in Control Agreement entered into as of March 1, 2021 between Koppers Holdings Inc. and the named Executive	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (Commission File No. 001-32737).
10.29*	Koppers Holdings Inc. Director Deferred Compensation Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (Commission File No. 001-32737).
10.30*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.31*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.32*	Form of Notice of Grant of Stock Option	Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.33

Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C Issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2022 (Commission File No. 001-32737).
10.34*	Koppers Holdings Inc. Director Deferred Compensation Plan, as amended and restated effective August 3, 2022	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2022 (Commission File No. 001-32737).

Koppers Holdings Inc. 2023 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.35*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.36*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.37*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.38*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting	Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2023 (Commission File No. 001-32737).
10.39

Amendment No. 1, dated as of April 10, 2023, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2023 (Commission File No. 001-32737).
10.40*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan, effective as of May 1, 2023	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).
10.41*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).
10.42*

Amendment No. 2, dated as of October 11, 2023, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2023 (Commission File No. 001-32737).
10.43* ***	Form of Restricted Stock Unit Issuance Agreement - Time Vesting
10.44* ***	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting
10.45* ***	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting
10.46* ***	Form of Restricted Stock Unit Issuance Agreement - Non-Employee Director - Time Vesting
21***	Subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.

Koppers Holdings Inc. 2023 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
97***	Koppers Holdings Inc. Incentive-Based Compensation Recovery Policy
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

ITEM 16. FORM 10-K SUMMARY

None.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2023, 2022 and 2021

	Balance at	Increase			Balance
	Beginning	(Decrease)	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2023
Allowance for doubtful accounts	$3.5	$3.2	$(0.2)	$0.0	$6.5
Deferred tax valuation allowance	$43.8	$0.3	$(1.1)	$0.1	$43.1
2022
Allowance for doubtful accounts	$3.3	$0.3	$(0.1)	$0.0	$3.5
Deferred tax valuation allowance	$44.5	$0.9	$(0.9)	$(0.7)	$43.8
2021
Allowance for doubtful accounts	$2.6	$1.2	$(0.5)	$0.0	$3.3
Deferred tax valuation allowance	$44.6	$3.6	$(3.6)	$(0.1)	$44.5

Koppers Holdings Inc. 2023 Annual Report

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

Signature	Capacity		Date

/s/ Leroy M. Ball Leroy M. Ball	Director and Chief Executive Officer (Principal Executive Officer)		February 28, 2024

/s/ Jimmi Sue Smith Jimmi Sue Smith	Chief Financial Officer (Principal Financial Officer)		February 28, 2024

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 28, 2024

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng	Director
Traci L. Jensen	Director
David L. Motley	Director	By	/s/ Leroy M. Ball
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Andrew D. Sandifer	Director
Louis L. Testoni	Director		February 28, 2024
Nishan J. Vartanian	Director
Sonja M. Wilkerson	Director