Form 10-Q
period 2024-03-31
Koppers Holdings Inc.
filed 2024-05-03
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2024 amounted to 21,200,184 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)
Net sales	$497.6	$513.4
Cost of sales	401.4	409.3
Depreciation and amortization	16.1	14.0
Selling, general and administrative expenses	45.5	41.6
(Gain) on sale of assets	0.0	(1.8)
Operating profit	34.6	50.3
Other loss, net	(0.1)	(0.2)
Interest expense	17.1	14.0
Income before income taxes	17.4	36.1
Income tax provision	4.4	9.9
Net income	13.0	26.2
Net income attributable to noncontrolling interests	0.0	0.7
Net income attributable to Koppers	$13.0	$25.5
Earnings per common share attributable to Koppers common shareholders:
Basic	$0.61	$1.22
Diluted	$0.59	$1.19
Weighted average shares outstanding (in thousands):
Basic	21,066	20,842
Diluted	21,909	21,385

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)
Net income	$13.0	$26.2
Changes in other comprehensive income (loss):
Currency translation adjustment	(13.9)	2.7
Cash flow hedges, net of tax expense of $2.8 and $1.9	7.0	4.7
Pension adjustments, net of tax expense of $0.1 and $0.1	0.4	0.3
Comprehensive income	6.5	33.9
Comprehensive income attributable to noncontrolling interests	0.0	0.7
Comprehensive income attributable to Koppers	$6.5	$33.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2024	December 31, 2023
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$49.0	$66.5
Accounts receivable, net of allowance of $6.7 and $6.5	218.3	202.4
Inventories, net	399.0	395.7
Derivative contracts	11.4	7.1
Other current assets	30.0	27.3
Total current assets	707.7	699.0
Property, plant and equipment, net of accumulated depreciation of $479.4 and $473.2	640.5	631.7
Goodwill	293.1	294.4
Intangible assets, net	98.5	102.2
Operating lease right-of-use assets	85.8	90.5
Deferred tax assets	9.8	10.4
Other assets	9.9	7.3
Total assets	$1,845.3	$1,835.5
Liabilities
Accounts payable	$195.2	$202.9
Accrued liabilities	87.5	95.1
Current operating lease liabilities	22.2	22.9
Current maturities of long-term debt	4.0	5.0
Total current liabilities	308.9	325.9
Long-term debt	865.1	835.4
Operating lease liabilities	63.4	67.4
Accrued postretirement benefits	27.9	31.6
Deferred tax liabilities	28.1	25.9
Other long-term liabilities	42.0	46.3
Total liabilities	1,335.4	1,332.5
Commitments and contingent liabilities (Note 13)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 25,630,272 and 25,163,238 shares issued	0.3	0.3
Additional paid-in capital	300.0	291.1
Retained earnings	455.4	444.0
Accumulated other comprehensive loss	(95.3)	(88.8)
Treasury stock, at cost, 4,441,930 and 4,302,996 shares	(154.6)	(147.7)
Total Koppers shareholders’ equity	505.8	498.9
Noncontrolling interests	4.1	4.1
Total equity	509.9	503.0
Total liabilities and equity	$1,845.3	$1,835.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$13.0	$26.2
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	16.1	14.0
Stock-based compensation	5.4	4.0
Change in derivative contracts	(1.8)	(1.1)
Non-cash interest expense	0.8	0.6
Loss (gain) on sale of assets	0.1	(1.8)
Insurance proceeds	(0.5)	0.0
Deferred income taxes	0.5	(0.1)
Change in other liabilities	(3.8)	0.4
Other - net	(0.8)	0.4
Changes in working capital:
Accounts receivable	(18.2)	(25.1)
Inventories	(8.2)	(22.4)
Accounts payable	(4.3)	14.1
Accrued liabilities	(9.0)	(18.5)
Other working capital	(1.6)	(6.0)
Net cash (used in) operating activities	(12.3)	(15.3)
Cash (used in) provided by investing activities:
Capital expenditures	(26.3)	(30.4)
Insurance proceeds received	0.5	0.0
Cash provided by sale of assets	0.0	1.9
Net cash (used in) investing activities	(25.8)	(28.5)
Cash provided by (used in) financing activities:
Borrowings of credit facility	190.7	122.0
Repayments of credit facility	(160.8)	(58.5)
Repayments of long-term debt	(2.0)	0.0
Issuances of Common Stock	3.5	1.2
Repurchases of Common Stock	(6.9)	(5.8)
Payment of debt issuance costs	0.0	(0.8)
Dividends paid	(1.5)	(1.3)
Net cash provided by financing activities	23.0	56.8
Effect of exchange rate changes on cash	(2.4)	0.1
Net (decrease) increase in cash and cash equivalents	(17.5)	13.1
Cash and cash equivalents at beginning of period	66.5	33.3
Cash and cash equivalents at end of period	$49.0	$46.4
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.8	$5.9
Accrued capital expenditures	3.5	8.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31,
	2024	2023
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Common Stock
Balance at beginning and end of period	$0.3	$0.2
Additional paid-in capital
Balance at beginning of period	291.1	263.9
Employee stock plans	5.4	4.0
Issuance of common stock	3.5	1.3
Balance at end of period	300.0	269.2
Retained earnings
Balance at beginning of period	444.0	360.2
Net income attributable to Koppers	13.0	25.5
Common Stock dividends ($0.07 and $0.06 per share)	(1.6)	(1.5)
Balance at end of period	455.4	384.2
Accumulated other comprehensive loss
Balance at beginning of period	(88.8)	(97.3)
Currency translation adjustment	(13.9)	2.7
Cash flow hedges, net of tax(1)	7.0	4.7
Pension adjustments, net of tax(2)	0.4	0.3
Balance at end of period	(95.3)	(89.6)
Treasury stock
Balance at beginning of period	(147.7)	(127.6)
Purchases	(6.9)	(5.8)
Balance at end of period	(154.6)	(133.4)
Noncontrolling interests
Balance at beginning of period	4.1	3.6
Net income attributable to noncontrolling interests	0.0	0.7
Balance at end of period	4.1	4.3
Total equity – beginning of period	$503.0	$403.0
Total equity – end of period	$509.9	$434.9

(1)
Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $1.1 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively.
(2)
Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for pension adjustments. This component of accumulated other comprehensive income is included in the computation of net periodic pension cost as disclosed in Note 10 – Pensions and Post-Retirement Benefit Plans.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (Koppers, Koppers Holdings, the Company, we or us) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2023. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

2. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

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

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$888.3	$877.6	$860.4	$849.4

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

4. Common Stock

The following table presents changes in common stock and treasury stock:

	Three Months Ended March 31,
	2024	2023
(Shares in thousands)
Common Stock:
Balance at beginning of period	25,163	24,547
Issued for employee stock plans	467	238
Balance at end of period	25,630	24,785
Treasury Stock:
Balance at beginning of period	(4,303)	(3,784)
Shares repurchased	(139)	(178)
Balance at end of period	(4,442)	(3,962)
Common Stock Outstanding	21,188	20,823

5. Earnings and Dividends per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$13.0	$25.5
Weighted average common shares outstanding (in thousands):
Basic	21,066	20,842
Effect of dilutive securities	843	543
Diluted	21,909	21,385
Earnings per common share:
Basic	$0.61	$1.22
Diluted	0.59	1.19
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	55	629

On May 2, 2024, we declared a quarterly dividend of $0.07 per common share, payable on June 10, 2024 to shareholders of record as of May 24, 2024.

6. Stock-based Compensation

The board of directors granted restricted stock units and performance stock units (collectively, the stock units) to certain employee participants in January 2024. No stock options were granted in 2024. Starting in 2023, most grants of restricted stock units vest in three years. Performance stock units have vesting based upon either a performance condition or a market condition. Performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – Segment Information). For performance stock units granted with a market condition, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives. Both types of performance stock units have a three-year period for vesting, if the applicable performance objectives are achieved.

The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2024, target shares for units with a market condition totaled 56,796 and target shares for units with a performance condition totaled 125,399.

We calculated the fair value of the restricted stock units and performance stock units with a performance condition using the market price of the underlying common stock on the date of grant. We calculated the fair value of the performance stock units with a market condition on the date of grant using a Monte Carlo valuation model and the assumptions listed below:

January 2024 Grant
Grant date price per share of performance award	$46.68
Expected volatility	38.14%
Risk-free interest rate	4.14%
Look-back period in years	3.00
Grant date fair value per share	$59.41

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	531,339	580,763	1,112,102	$33.62
Granted	145,627	182,196	327,823	$48.95
Credited from dividends	170	0	170	$43.00
Vested	(209,723)	(136,560)	(346,283)	$32.83
Forfeited	(4,239)	(2,198)	(6,437)	$31.91
Non-vested at March 31, 2024	463,174	624,201	1,087,375	$38.50

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	706,868	$27.51
Exercised	(132,131)	$26.78
Outstanding at March 31, 2024	574,737	$27.67	4.84	$15.8
Exercisable at March 31, 2024	502,962	$27.14	4.46	$14.1

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Selling, general and administrative expenses	$5.4	$4.0
Less related income tax benefit	1.5	1.1
Decrease in net income attributable to Koppers	$3.9	$2.9

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

Our RUPS segment primarily sells pressure-treated railroad ties to the railroad industry and treated utility poles to utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric and telephone utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services to a diverse range of end-markets including residential, infrastructure and commercial construction, and agriculture.

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and steel. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints.

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

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $5.1 million and $7.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$141.9	$127.5
Utility poles	64.5	63.3
Railroad infrastructure products and services	18.7	22.3
Total Railroad and Utility Products and Services	225.1	213.1
Performance Chemicals:
Wood preservative products	141.1	136.9
Other products	9.0	10.0
Total Performance Chemicals	150.1	146.9
Carbon Materials and Chemicals:
Pitch and related products	72.8	105.8
Phthalic anhydride, naphthalene, and other chemicals	34.6	29.0
Carbon black feedstock and distillates	15.0	18.6
Total Carbon Materials and Chemicals	122.4	153.4
Total	$497.6	$513.4
Intersegment revenues:
Performance Chemicals	$7.6	$5.6
Carbon Materials and Chemicals	26.3	19.0
Total	$33.9	$24.6

The following table sets forth certain operating data, net of all intersegment transactions, for our segments:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Depreciation and amortization expense:
Railroad and Utility Products and Services	$6.9	$5.9
Performance Chemicals	3.4	3.5
Carbon Materials and Chemicals	5.8	4.6
Total	$16.1	$14.0
Adjusted EBITDA:
Railroad and Utility Products and Services	$17.7	$15.8
Performance Chemicals	29.8	26.3
Carbon Materials and Chemicals	4.0	19.4
Items excluded from the determination of segment profit:
LIFO expense(1)	(2.6)	(0.3)
Gain on sale of assets	0.0	1.8
Mark-to-market commodity hedging gains	1.7	1.1
Interest expense	(17.1)	(14.0)
Depreciation and amortization	(16.1)	(14.0)
Income tax provision	(4.4)	(9.9)
Net income	$13.0	$26.2
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

The following table sets forth assets and goodwill allocated to each of our segments:

	March 31, 2024	December 31, 2023
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$759.3	$743.7
Performance Chemicals	530.9	520.6
Carbon Materials and Chemicals	516.4	538.9
All other	38.7	32.3
Total	$1,845.3	$1,835.5
Goodwill:
Railroad and Utility Products and Services	$120.5	$120.6
Performance Chemicals	172.6	173.8
Total	$293.1	$294.4

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31,
	2024	2023
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.3	4.3
Nondeductible expenses	1.8	1.4
State income taxes, net of federal tax benefit	1.1	1.3
Change in tax contingency reserves	0.1	0.0
GILTI inclusion, net of foreign tax credits	0.0	0.4
Estimated annual effective income tax rate	28.3%	28.4%

Income taxes as a percentage of pretax income were 25.3 percent and 27.4 percent for the three months ended March 31, 2024 and 2023, respectively. Both periods were lower than the estimated annual effective income tax rate of 28.3 percent and 28.4 percent due to discrete items, principally an excess tax deduction for vested stock awards.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We do not expect these Pillar Two rules to materially impact our annual effective rate in 2024. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three months ended March 31, 2024.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

As of March 31, 2024 and December 31, 2023, unrecognized tax benefits of $1.5 million for both periods would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories, net

	March 31, 2024	December 31, 2023
(Dollars in millions)
Raw materials	$348.4	$348.4
Work in process	15.8	17.9
Finished goods	147.0	139.0
Total	$511.2	$505.3
Less revaluation to LIFO	112.2	109.6
Net	$399.0	$395.7

10. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States.

We are evaluating the termination of our United States qualified pension plan and are targeting the potential completion of this effort in the first quarter 2025. We estimate that a termination will require additional cash funding of $25 million and will result in an estimated settlement loss of $40 million, before tax, subject to changes to certain assumptions including the discount rate.

In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled.

The timing of the conversion to a buy-out policy may be impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others related to certain amendments to UK pension plans. This ruling is currently under appeal.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Service cost	$0.4	$0.4
Interest cost	1.9	2.1
Expected return on plan assets	(1.5)	(1.7)
Amortization of net loss	0.5	0.5
Net periodic benefit cost	$1.3	$1.3
Defined contribution plan expense	$3.0	$2.5

11. Debt

The following table summarizes debt:

	Weighted Average Interest Rate	Maturity	March 31, 2024	December 31, 2023
(Dollars in millions)
Credit Facility	7.29%	2027	$491.3	$461.4
Term Loan B	8.93%	2030	386.3	388.0
Debt			$877.6	$849.4
Less short-term debt and current maturities of long-term debt			4.0	5.0
Less unamortized debt issuance costs			8.5	9.0
Long-term debt			$865.1	$835.4

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

As of March 31, 2024, we had approximately $301 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2024, $7.8 million of commitments were utilized by outstanding letters of credit.

Term Loan B

In April 2023, a new class of senior secured term loans under the Credit Facility (the Term Loan B) was issued at 97 percent of face value, resulting in $388.0 million of net proceeds, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. The interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 3.50 percent with a floor of 0.50 percent. The principal balance of the Term Loan B is repayable in quarterly installments in an amount equal to 0.25 percent of the principal amount, commencing on January 1, 2024 and on the last business day of each quarterly period thereafter, with the balance due at maturity on April 10, 2030.

Interest Rate Swaps

See Note 12 – Derivative Financial Instruments for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for a portion of our variable rate debt.

Subsequent Events

On April 12, 2024, we entered into Amendment No. 3 to the Credit Facility (Amendment No. 3) which, among other modifications: (i) provides for the incurrence of incremental term loans in an aggregate principal amount of $100 million to be used for general corporate purposes, thereby increasing the aggregate principal amount of the Term Loan B to $497 million as of April 12, 2024 and (ii) effectively reduces the interest rate margins applicable to the Term Loan B by 0.50 percent to 3.00 percent with a floor of 0.50 percent, in the case of adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans.

12. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper, fuel oil, foreign currency exchange risk, principally the U.S. dollar, Australian dollar and British pound sterling, and interest rate risk associated with variable rate borrowings. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2025. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the fair value of the commodity swap is recognized as an asset or liability on the condensed consolidated balance sheet and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations.

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. The fair value associated with these swap contracts are not designated as hedges, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of March 31, 2024 and December 31, 2023, we had contracts totaling 1.7 million and 1.5 million gallons, respectively.

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

We enter into interest rate swaps to effectively convert portions of our variable interest rate debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. We entered into interest rate swap agreements with an aggregate notional value of $400.0 million at a weighted average fixed SOFR rate of 3.97 percent for a portion of our variable rate debt. All swap agreements expire in April 2027. The interest rate swaps have been designated as cash flow hedges on interest payments involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

See the condensed consolidated statement of comprehensive income and condensed consolidated statement of shareholders' equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		March 31, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$7.7	$0.0	$0.0	$3.7	$11.4
Other assets	1.1	0.0	0.0	1.3	2.4
Other long-term liabilities	0.0	0.0	0.0	(2.5)	(2.5)
Net asset on balance sheet	$8.8	$0.0	$0.0	$2.5	$11.3
Accumulated other comprehensive gain, net of tax	$4.5	$0.0	$0.0	$1.8	$6.3

		December 31, 2023
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$4.1	$0.0	$0.2	$2.8	$7.1
Accrued liabilities	0.0	(0.3)	(0.1)	0.0	(0.4)
Other long-term liabilities	0.0	0.0	0.0	(6.5)	(6.5)
Net asset (liability) on balance sheet	$4.1	$(0.3)	$0.1	$(3.7)	$0.2
Accumulated other comprehensive gain (loss), net of tax	$2.0	$0.0	$0.0	$(2.9)	$(0.9)

Over the next twelve months, we estimate unrealized gains of $4.2 million for commodity price hedging as well as unrealized gains of $2.8 million for interest rate swaps will be reclassified from accumulated other comprehensive income into earnings.

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(Amounts in millions)
Cash flow hedges	26.6	31.7	$5.8	$2.6
Contracts where hedge accounting was not elected	10.6	9.5	3.0	1.5
Total	37.2	41.2	$8.8	$4.1

The unrealized gain from copper swaps contracts where hedge accounting was not elected is as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Gain from contracts where hedge accounting was not elected	$1.5	$1.1

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

	March 31, 2024	December 31, 2023
(In millions)
United States Dollars	USD 9.0	USD 10.3
British Pound Sterling	GBP 0.9	GBP 0.0
Australian Dollars	AUD 0.0	AUD 3.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in two states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There were 51 plaintiffs in 27 cases pending as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, there were 26 cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, and one case pending in the Circuit Court of Knox County, Tennessee.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.9 million as of March 31, 2024. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of March 31, 2024, our estimated environmental remediation liability for these acquired sites totals $3.8 million.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of March 31, 2024, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.2 million was classified as current liabilities as of March 31, 2024 and December 31, 2023.

	Period ended
	March 31, 2024	December 31, 2023
(Dollars in millions)
Balance at beginning of period	$10.6	$10.9
Expense	0.0	0.2
Cash expenditures	0.0	(0.4)
Currency translation	(0.1)	(0.1)
Balance at end of period	$10.5	$10.6

14. Subsequent Events

On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, subject to a post-closing working capital adjustment to be determined. Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. We financed the acquisition with cash and available borrowings under our Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, product introduction or expansion, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; inflation; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; unexpected business disruptions; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations; availability of and fluctuations in the prices of key raw materials, such as coal tar, lumber and scrap copper; disruptions and inefficiencies in the supply chain; economic, political and environmental conditions in international markets; changes in laws; the impact of environmental laws and regulations; and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America. Our other treated wood products include utility poles for the electric, telephone, and broadband utility industries in the United States and Australia and construction pilings in the United States. In addition, we provide untreated wood products and rail joint bars to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.

Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications.

Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, and the production of aluminum, steel, carbon black, high-strength concrete, plasticizers and specialty chemicals.

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

Adjusted EBITDA is a non-GAAP financial measure defined as income before interest, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO, mark-to-market commodity hedging and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. See Adjusted EBITDA reconciliation in the below section for the reconciliation from net income to adjusted EBITDA on a consolidated basis.

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

Outlook

We remain committed to expanding and optimizing our business and making continued progress towards our long-term financial goals. After considering global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, the following summarizes our 2024 financial goals:

•
sales of approximately $2.25 billion,
•
adjusted EBITDA of approximately $265 million to $280 million, and
•
capital expenditures, including capitalized interest but excluding acquisitions, of approximately $80 million to $90 million with approximately $23 million to $33 million of the total allocated to discretionary projects.

Our keys to success for 2024 are the following:

•
For our RUPS segment, we need to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) ensure our facilities run uninterrupted to serve customer demand, (iii) maximize opportunities for increased volumes, including expanding our customer base into the Texas utility pole market, (iv) lower costs and (v) successfully integrate the Brown Wood asset acquisition with our domestic utility pole business.
•
For our PC segment, we need to (i) increase market share for certain newer product lines and (ii) improve gross margin by maintaining volumes and reducing operating costs.
•
For our CMC segment, we need to (i) optimize production from our yield enhancement project in Nyborg, Denmark, (ii) push acceptance of petroleum-blended products, which mitigates reductions in coal tar volumes and (iii) execute on domestic plant optimization projects.

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie installations in 2024 is approximately 18.6 million ties, with approximately 14.7 million for Class I railroads. This is consistent with 2023 crosstie installations of approximately 18.5 million crossties with the small increase expected to be from the commercial market.
•
According to BMO Capital Markets, market demand for utility poles is expected to remain high throughout 2024 as a result of aging pole infrastructure, efforts to strengthen poles against larger and more frequent storms, and a need to add larger poles to support continued electrification and expansion of broadband access. In the first quarter of 2024, we experienced a decrease in volumes as a result of temporary customer overstock and budget realignment. We expect demand to return to normal levels in 2024.
•
Product demand for our PC business has historically been closely associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that annual homeowner renovation and maintenance expenditures will decline by over seven percent in the third quarter of 2024 before easing to just a 2.6 percent decline through the first quarter of 2025. Spending on home improvements and repairs are expected to drop from $463 billion to $451 billion over the next four quarters. While the LIRA projects a decrease in 2024, the outlook for our PC business remains relatively positive driven by improvements in the industrial markets and expected flat volumes for our residential business.
•
For the external markets served by our CMC business, we anticipate a slowdown in the near-term in manufacturing overall as well as in the steel, aluminum and carbon black industries. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products. We are also investing in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.

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

Results of Operations – Comparison of Three Months Ended March 31, 2024 and 2023

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended March 31,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$225.1	$213.1	$12.0	6%
Performance Chemicals	150.1	146.9	3.2	2%
Carbon Materials and Chemicals	122.4	153.4	(31.0)	-20%
	$497.6	$513.4	$(15.8)	-3%

RUPS net sales increased largely due to $9.6 million of volume increases for crossties and a net $8.1 million of pricing increases across multiple markets, particularly for crossties and domestic utility poles. These increases were partly offset by lower activity in our maintenance of way businesses and a 4.2 percent volume decrease in our domestic utility pole business due to temporary customer overstock and budget realignment. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.6 million, mainly from our Australian utility pole business.

PC net sales increased as a result of volume increases of $6.8 million in the current year period, including a 6.1 percent volume increase in the Americas, primarily for our copper-based preservatives. These increases were partly offset by $3.3 million of lower prices in the Americas and Australasia. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.2 million.

CMC net sales decreased mainly due to $28.6 million of lower sales prices across most products, including carbon pitch where prices were down 24.6 percent globally, along with $11.5 million of lower volumes of carbon pitch and carbon black feedstock. The decreases in carbon pitch prices and volumes were driven by reduced market demand in the current year period. These decreases were partly offset by volume increases for phthalic anhydride. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $1.7 million.

Cost of sales as a percentage of net sales was 81 percent, compared to 80 percent in the prior year period as the market driven reduction in CMC pricing, primarily carbon pitch, more than offset lower CMC raw material costs, particularly in North America and Australia. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $2.1 million higher when compared to the prior year period as recent capital expenditures include increased investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas and a yield enhancement project at our CMC facility in Nyborg, Denmark. Additionally, asset retirement obligations in our European CMC operations increased during the first quarter of 2024 when compared to the prior year period.

Selling, general and administrative expenses were $3.9 million higher when compared to the prior year period due mainly to an increase in compensation-related costs along with an increase in professional service expenses.

Gain on sale of assets for the quarter ended March 31, 2023 was related to a sale of assets of our former coal tar distillation facility located in China.

Interest expense was $3.1 million higher when compared to the prior year period due primarily to higher interest rates.

Income tax expense decreased by $5.5 million when compared to the prior year period primarily due to lower income before income taxes. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended March 31,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$17.7	$15.8	$1.9	12%
Performance Chemicals	29.8	26.3	3.5	13%
Carbon Materials and Chemicals	4.0	19.4	(15.4)	-79%
Total Adjusted EBITDA	$51.5	$61.5	$(10.0)	-16%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	7.9%	7.4%	0.5%	7%
Performance Chemicals	19.9%	17.9%	2.0%	11%
Carbon Materials and Chemicals	3.3%	12.6%	-9.3%	-74%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $3.7 million from improved plant utilization, which combined to more than offset $10.6 million of higher operating, raw material and selling, general and administrative expenses.

PC adjusted EBITDA increased primarily as a result of higher volumes. Lower sales prices were offset by raw material price decreases.

CMC adjusted EBITDA decreased due to price and volume decreases along with lower North American plant utilization primarily due to a plant outage in January, partly offset by an $18.6 million reduction in raw material costs, particularly in Europe and North America.

Segment Results

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Net income	$13.0	$26.2
Interest expense	17.1	14.0
Depreciation and amortization	16.1	14.0
Income tax provision	4.4	9.9
Sub-total	50.6	64.1
Adjustments to arrive at adjusted EBITDA:
LIFO expense(1)	2.6	0.3
(Gain) on sale of assets	0.0	(1.8)
Mark-to-market commodity hedging gains	(1.7)	(1.1)
Total adjustments	0.9	(2.6)
Adjusted EBITDA	$51.5	$61.5

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2024 was $12.3 million compared to $15.3 million in the prior year. The improvement was primarily the result of lower working capital usage in the current year which more than offset the cash impact of lower net income in the current year period the reasons for which are discussed under results of operations.

Net cash used in investing activities for the three months ended March 31, 2024 was $25.8 million compared to $28.5 million in the prior year driven primarily by capital expenditures. Capital expenditures were higher in the prior year period due to investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas which was completed in the fourth quarter of 2023 and a yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024.

Net cash provided by financing activities for the three months ended March 31, 2024 was $23.0 million compared to $56.8 million in the prior year. The primary source of financing cash flows was net borrowings of $27.9 million and the primary uses of financing cash flows were payments related to taxes withheld under stock-based compensation plans and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $63.5 million and the primary uses of financing cash flows were repurchases of common stock and dividends paid.

Liquidity and Capital Resources

Our Credit Facility is described in Note 11 – Debt.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on and repurchases of Koppers Holdings common stock, in an aggregate amount per year not to exceed the greater of (a) $50.0 million in any fiscal year, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and (b) 6.0 percent of market capitalization.

Liquidity

As of March 31, 2024, liquidity was approximately $340 million.

Our need for cash in the next twelve months relates primarily to capital spending, purchase commitments, operating leases, working capital, debt service, pension plan funding, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions, including pension plan settlements. Capital expenditures in 2024, excluding acquisitions, if any, are expected to total approximately $80 million to $90 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months, and based on our current expectations, for the foreseeable future.

We manage our working capital to increase our flexibility to pay down debt. Debt will fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. As of March 31, 2024, approximately 90 percent of accounts payable was current and ten percent was 1-30 days past due. As of December 31, 2023, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

Bank Debt Covenants

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of March 31, 2024 was 3.2. In connection with the completion of the Brown Wood acquisition as described in Note 14 – Subsequent Events, the total net leverage ratio will not be permitted to exceed 5.00 from the second quarter of 2024 through the first quarter of 2025.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of March 31, 2024 was 3.9.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants may be affected by events beyond our control.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Environmental and Other Matters

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.1*	Third Amended and Restated Bylaws of Koppers Holdings Inc., as amended on May 2, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 3, 2024	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)