Form 10-Q
period 2024-06-30
Koppers Holdings Inc.
filed 2024-08-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2024 amounted to 20,519,296 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$563.2	$577.2	$1,060.8	$1,090.6
Cost of sales	441.6	464.7	843.0	874.0
Depreciation and amortization	18.2	14.4	34.3	28.4
Selling, general and administrative expenses	45.9	43.7	91.4	85.3
(Gain) on sale of assets	0.0	0.0	0.0	(1.8)
Operating profit	57.5	54.4	92.1	104.7
Other income, net	0.1	0.2	0.0	0.0
Interest expense	20.6	20.3	37.7	34.3
Income before income taxes	37.0	34.3	54.4	70.4
Income tax provision	10.2	9.9	14.6	19.8
Net income	26.8	24.4	39.8	50.6
Net income (loss) attributable to noncontrolling interests	0.0	(0.1)	0.0	0.6
Net income attributable to Koppers	$26.8	$24.5	$39.8	$50.0
Earnings per common share attributable to Koppers common shareholders:
Basic	$1.29	$1.17	$1.90	$2.40
Diluted	$1.25	$1.15	$1.83	$2.34
Weighted average shares outstanding (in thousands):
Basic	20,901	20,843	20,983	20,842
Diluted	21,559	21,351	21,709	21,366

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$26.8	$24.4	$39.8	$50.6
Changes in other comprehensive income (loss):
Currency translation adjustment	0.5	(2.2)	(13.4)	0.5
Cash flow hedges, net of tax of $(1.3), $1.5, $(4.0) and $(0.4)	3.4	(3.8)	10.4	0.9
Pension adjustments, net of tax of $0.1, $0.0, $0.1 and $0.1	0.3	0.3	0.7	0.6
Comprehensive income	31.0	18.7	37.5	52.6
Comprehensive income (loss) attributable to noncontrolling interests	0.0	(0.3)	0.0	0.4
Comprehensive income attributable to Koppers	$31.0	$19.0	$37.5	$52.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2024	December 31, 2023
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$48.9	$66.5
Accounts receivable, net of allowance of $6.9 and $6.5	224.1	202.4
Inventories, net	402.3	395.7
Derivative contracts	16.0	7.1
Other current assets	30.1	27.3
Total current assets	721.4	699.0
Property, plant and equipment, net of accumulated depreciation of $493.0 and $473.2	671.3	631.7
Goodwill	319.0	294.4
Intangible assets, net	127.2	102.2
Operating lease right-of-use assets	89.0	90.5
Deferred tax assets	9.4	10.4
Other assets	10.7	7.3
Total assets	$1,948.0	$1,835.5
Liabilities
Accounts payable	$184.0	$202.9
Accrued liabilities	72.1	95.1
Current operating lease liabilities	23.8	22.9
Current maturities of long-term debt	5.0	5.0
Total current liabilities	284.9	325.9
Long-term debt	986.7	835.4
Operating lease liabilities	65.2	67.4
Accrued postretirement benefits	27.6	31.6
Deferred tax liabilities	28.9	25.9
Other long-term liabilities	41.4	46.3
Total liabilities	1,434.7	1,332.5
Commitments and contingent liabilities (Note 13)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 25,695,602 and 25,163,238 shares issued	0.3	0.3
Additional paid-in capital	306.1	291.1
Retained earnings	480.7	444.0
Accumulated other comprehensive loss	(91.1)	(88.8)
Treasury stock, at cost, 5,176,306 and 4,302,996 shares	(186.8)	(147.7)
Total Koppers shareholders’ equity	509.2	498.9
Noncontrolling interests	4.1	4.1
Total equity	513.3	503.0
Total liabilities and equity	$1,948.0	$1,835.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$39.8	$50.6
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	34.3	28.4
Stock-based compensation	10.9	7.8
Change in derivative contracts	(3.0)	0.0
Non-cash interest expense	1.6	3.3
(Gain) on sale of assets	(0.1)	(1.8)
Insurance proceeds	(1.0)	(0.1)
Deferred income taxes	0.5	0.9
Change in other liabilities	(5.6)	(0.9)
Other - net	0.8	0.7
Changes in working capital:
Accounts receivable	(20.7)	(41.8)
Inventories	3.1	(17.2)
Accounts payable	(17.1)	(7.5)
Accrued liabilities	(25.0)	(18.7)
Other working capital	(3.6)	(5.8)
Net cash provided by (used in) operating activities	14.9	(2.1)
Cash (used in) provided by investing activities:
Capital expenditures	(43.4)	(62.6)
Insurance proceeds received	1.0	0.1
Acquisitions	(99.8)	0.0
Cash provided by sale of assets	0.6	1.9
Net cash (used in) investing activities	(141.6)	(60.6)
Cash provided by (used in) financing activities:
Borrowings of credit facility	475.7	764.3
Repayments of credit facility	(421.9)	(561.2)
Borrowings of long-term debt	100.0	388.0
Repayments of long-term debt	(3.2)	(501.0)
Issuances of Common Stock	4.1	1.8
Repurchases of Common Stock	(39.1)	(5.9)
Payment of debt issuance costs	(0.9)	(4.9)
Dividends paid	(3.1)	(2.5)
Net cash provided by financing activities	111.6	78.6
Effect of exchange rate changes on cash	(2.5)	(1.0)
Net (decrease) increase in cash and cash equivalents	(17.6)	14.9
Cash and cash equivalents at beginning of period	66.5	33.3
Cash and cash equivalents at end of period	$48.9	$48.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9.0	$8.6
Accrued capital expenditures	3.5	6.0
Acquisition non-cash consideration	2.7	0.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Common Stock
Balance at beginning and end of period	$0.3	$0.2	$0.3	$0.2
Additional paid-in capital
Balance at beginning of period	300.0	269.2	291.1	263.9
Employee stock plans	5.5	3.9	10.9	7.9
Issuance of common stock	0.6	0.6	4.1	1.9
Balance at end of period	306.1	273.7	306.1	273.7
Retained earnings
Balance at beginning of period	455.4	384.2	444.0	360.2
Net income attributable to Koppers	26.8	24.5	39.8	50.0
Common Stock dividends ($0.07, $0.06, $0.14 and $0.12 per share)	(1.5)	(1.4)	(3.1)	(2.9)
Balance at end of period	480.7	407.3	480.7	407.3
Accumulated other comprehensive loss
Balance at beginning of period	(95.3)	(89.6)	(88.8)	(97.3)
Currency translation adjustment	0.5	(2.0)	(13.4)	0.7
Cash flow hedges, net of tax(1)	3.4	(3.8)	10.4	0.9
Pension adjustments, net of tax(2)	0.3	0.3	0.7	0.6
Balance at end of period	(91.1)	(95.1)	(91.1)	(95.1)
Treasury stock
Balance at beginning of period	(154.6)	(133.4)	(147.7)	(127.6)
Purchases	(32.2)	(0.1)	(39.1)	(5.9)
Balance at end of period	(186.8)	(133.5)	(186.8)	(133.5)
Noncontrolling interests
Balance at beginning of period	4.1	4.3	4.1	3.6
Net income (loss) attributable to noncontrolling interests	0.0	(0.1)	0.0	0.6
Currency translation adjustment	0.0	(0.2)	0.0	(0.2)
Balance at end of period	4.1	4.0	4.1	4.0
Total equity – beginning of period	$509.9	$434.9	$503.0	$403.0
Total equity – end of period	$513.3	$456.6	$513.3	$456.6

(1)
Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $5.2 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively.
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

1. Basis of Presentation and New Accounting Pronouncements

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

2. Acquisition

On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, subject to a post-closing working capital adjustment to be determined. We financed the acquisition with cash and available borrowings under our Credit Facility (as defined in Note 11 – Debt). Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition, which is included in our RUPS segment, increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business. Transaction costs, revenue and profit related to the acquisition were not material for the three months ended June 30, 2024.

We accounted for the transaction as a business combination. The following table summarizes the preliminary purchase price and estimated fair value of assets acquired and liabilities assumed as of April 1, 2024. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. We expect to finalize the purchase price allocation once we have received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised, if necessary. Accordingly, the unaudited condensed consolidated financial statements include a preliminary fair value determination based on assumptions and estimates that, while considered reasonable, are subject to changes, which may be material.

(Dollars in millions)
Cash consideration(1)	$102.5

Accounts receivable	5.2
Inventories	14.4
Property, plant and equipment	28.0
Customer relationship intangible assets	32.3
Operating lease right-of-use assets	2.4
Fair value of assets acquired	82.3
Accounts payable and accrued liabilities	3.1
Current operating lease liabilities	1.1
Operating lease liabilities	1.3
Fair value of liabilities assumed	5.5

Goodwill	$25.7
(1)
The difference between total cash consideration and cash paid on the condensed consolidated statement of cash flows relates to the settlement of pre-existing relationships with our PC segment and Brown Wood, as the settlement was deemed additional consideration.

The customer relationship intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Goodwill has been allocated to the Company’s RUPS segment. The Company expects the goodwill recognized will be deductible for tax purposes. Recognized goodwill is attributable to the expected synergies and other intangible assets that do not qualify for separate recognition.

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$1,010.9	$1,000.6	$860.4	$849.4

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

See Note 12 – Derivative Financial Instruments, for the fair value of our derivative financial instruments.

4. Common Stock

The following table presents changes in common stock and treasury stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Shares in thousands)
Common Stock:
Balance at beginning of period	25,630	24,785	25,163	24,547
Issued for employee stock plans	66	53	533	291
Balance at end of period	25,696	24,838	25,696	24,838
Treasury Stock:
Balance at beginning of period	(4,442)	(3,962)	(4,303)	(3,784)
Shares repurchased	(734)	(3)	(873)	(181)
Balance at end of period	(5,176)	(3,965)	(5,176)	(3,965)
Common Stock Outstanding	20,520	20,873	20,520	20,873

5. Earnings and Dividends per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$26.8	$24.5	$39.8	$50.0
Weighted average common shares outstanding (in thousands):
Basic	20,901	20,843	20,983	20,842
Effect of dilutive securities	658	508	726	524
Diluted	21,559	21,351	21,709	21,366
Earnings per common share:
Basic	$1.29	$1.17	$1.90	$2.40
Diluted	1.25	1.15	1.83	2.34
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	76	494	52	619

On August 8, 2024, we declared a quarterly dividend of $0.07 per common share, payable on September 16, 2024 to shareholders of record as of August 30, 2024.

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

The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2024, target shares for units with a market condition totaled 56,796 and target shares for units with a performance condition totaled 125,174.

We calculated the fair value of the restricted stock units and performance stock units with a performance condition using the market price of the underlying common stock on the date of grant. We calculated the fair value of the performance stock units with a market condition on the date of grant using a Monte Carlo valuation model and the assumptions listed below:

January 2024 Grant
Grant date price per share of performance award	$46.68
Expected volatility	38.14%
Risk-free interest rate	4.14%
Look-back period in years	3.00
Grant date fair value per share	$59.41

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	531,339	580,763	1,112,102	$33.62
Granted	145,627	182,196	327,823	$48.95
Credited from dividends	190	0	190	$43.52
Vested	(222,736)	(136,560)	(359,296)	$30.99
Forfeited	(6,842)	(2,629)	(9,471)	$33.54
Non-vested at June 30, 2024	447,578	623,770	1,071,348	$39.19

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	706,868	$27.51
Exercised	(145,131)	$25.97
Outstanding at June 30, 2024	561,737	$27.91	4.67	$5.7
Exercisable at June 30, 2024	489,962	$27.39	4.30	$5.3

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Selling, general and administrative expenses	$5.5	$3.8	$10.9	$7.8
Less related income tax benefit	1.5	1.1	3.0	2.2
Decrease in net income attributable to Koppers	$4.0	$2.7	$7.9	$5.6

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

Our RUPS segment primarily sells pressure-treated railroad ties to the railroad industry and treated utility poles to utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric, telephone and broadband utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services to a diverse range of end-markets including residential, industrial, commercial construction and agricultural applications.

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

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $3.0 million and $7.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$155.6	$138.5	$297.5	$266.0
Utility poles	76.1	71.2	140.6	134.5
Railroad infrastructure products and services	22.2	24.7	40.9	47.0
Total Railroad and Utility Products and Services	253.9	234.4	479.0	447.5
Performance Chemicals:
Wood preservative products	162.3	166.6	303.4	303.6
Other products	14.6	14.3	23.6	24.2
Total Performance Chemicals	176.9	180.9	327.0	327.8
Carbon Materials and Chemicals:
Pitch and related products	73.5	109.9	146.3	215.7
Phthalic anhydride, naphthalene and other chemicals	34.4	30.0	69.0	59.0
Carbon black feedstock and distillates	24.5	22.0	39.5	40.6
Total Carbon Materials and Chemicals	132.4	161.9	254.8	315.3
Total	$563.2	$577.2	$1,060.8	$1,090.6
Intersegment revenues:
Performance Chemicals	$8.6	$7.2	$16.2	$12.8
Carbon Materials and Chemicals	23.4	23.2	49.7	42.2
Total	$32.0	$30.4	$65.9	$55.0

The following table sets forth certain operating data, net of all intersegment transactions, for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Depreciation and amortization expense:
Railroad and Utility Products and Services	$9.5	$5.8	$16.4	$11.7
Performance Chemicals	3.5	3.5	6.9	7.0
Carbon Materials and Chemicals	5.2	5.1	11.0	9.7
Total	$18.2	$14.4	$34.3	$28.4
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.4	$22.3	$40.1	$38.1
Performance Chemicals	44.3	32.3	74.1	58.6
Carbon Materials and Chemicals	10.8	15.7	14.8	35.1
Items excluded from the determination of segment profit:
LIFO expense(1)	(1.5)	(0.2)	(4.1)	(0.4)
Impairment, restructuring and plant closure costs	0.0	0.0	0.0	(0.1)
Gain on sale of assets	0.0	0.0	0.0	1.8
Mark-to-market commodity hedging gains (losses)	1.3	(1.1)	3.0	0.0
Acquisition inventory step-up amortization	(1.5)	0.0	(1.5)	0.0
Interest expense	(20.6)	(20.3)	(37.7)	(34.3)
Depreciation and amortization	(18.2)	(14.4)	(34.3)	(28.4)
Income tax provision	(10.2)	(9.9)	(14.6)	(19.8)
Net income	$26.8	$24.4	$39.8	$50.6
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

The following table sets forth assets and goodwill allocated to each of our segments:

	June 30, 2024	December 31, 2023
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$860.3	$743.7
Performance Chemicals	535.2	520.6
Carbon Materials and Chemicals	512.9	538.9
All other	39.6	32.3
Total	$1,948.0	$1,835.5
Goodwill:
Railroad and Utility Products and Services(1)	$146.2	$120.6
Performance Chemicals	172.8	173.8
Total	$319.0	$294.4
(1)
See Note 2 - Acquisition for increase in goodwill due to business acquisition.

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2024	2023
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	3.9	4.2
Nondeductible expenses	1.9	1.3
State income taxes, net of federal tax benefit	1.0	1.4
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	0.0	0.1
Estimated annual effective income tax rate	27.9%	28.1%

Income taxes as a percentage of pretax income were 27.6 percent and 26.8 percent for the three and six months ended June 30, 2024, and 28.9 percent and 28.1 percent for the three and six months ended June 30, 2023, respectively. The effective income tax rates for the three and six months ended June 30, 2024 and the three months ended June 30, 2023 were slightly different than their respective estimated annual effective income tax rates due to various discrete items, which were not material in the aggregate or individually.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We do not expect these Pillar Two rules to materially impact our annual effective rate in 2024. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the six months ended June 30, 2024.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

As of June 30, 2024 and December 31, 2023, unrecognized tax benefits of $1.6 million and $1.5 million, respectively, would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories, net

	June 30, 2024	December 31, 2023
(Dollars in millions)
Raw materials	$349.7	$348.4
Work in process	15.2	17.9
Finished goods	151.1	139.0
Total	$516.0	$505.3
Less revaluation to LIFO	113.7	109.6
Net	$402.3	$395.7

10. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States.

We have commenced with a plan to terminate our United States qualified pension plan and are targeting the completion of this effort in the first quarter 2025. We estimate that a termination will require additional cash funding of $25 million in 2025 and will result in an estimated settlement loss of $40 million, before tax, subject to changes to certain assumptions including the discount rate, which could have a material impact on the settlement loss. Of the estimated settlement loss, we expect that $5 million, before tax, will be incurred in the fourth quarter of 2024 with the remainder being recognized in the first quarter of 2025.

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

The timing of the conversion to a buy-out policy may be impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others related to certain amendments to UK pension plans. On July 25, 2024, the Court of Appeal dismissed the appeal of the ruling from the High Court of Justice. We are currently waiting to see if there is a further appeal to the Supreme Court of the United Kingdom or if there will be legislative intervention.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	2.1	2.0	4.0	4.1
Expected return on plan assets	(1.6)	(1.8)	(3.1)	(3.5)
Amortization of net loss	0.5	0.6	1.0	1.1
Net periodic benefit cost	$1.4	$1.2	$2.7	$2.5
Defined contribution plan expense	$1.7	$2.4	$4.7	$4.9

11. Debt

The following table summarizes debt:

	Weighted Average Interest Rate	Maturity	June 30, 2024	December 31, 2023
(Dollars in millions)
Credit Facility	7.29%	2027	$515.2	$461.4
Term Loan B	8.33%	2030	485.4	388.0
Debt			$1,000.6	$849.4
Less short-term debt and current maturities of long-term debt			5.0	5.0
Less unamortized debt issuance costs			8.9	9.0
Long-term debt			$986.7	$835.4

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

As of June 30, 2024, we had approximately $277.0 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2024, $7.8 million of commitments were utilized by outstanding letters of credit.

Term Loan B

In April 2023, a class of senior secured term loans under the Credit Facility (the Term Loan B) was issued at 97 percent of face value, resulting in $388.0 million of net proceeds, before debt financing costs. In April 2024, the Term Loan B was upsized by issuing, at par, an additional $100.0 million of incremental term loans, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. The interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 3.00 percent with a floor of 0.50 percent. The principal balance of the Term Loan B is repayable in quarterly installments on the last business day of each quarterly period in an amount equal to 0.25 percent of the principal amount, with the balance due at maturity on April 10, 2030.

Interest Rate Swaps

See Note 12 – Derivative Financial Instruments for discussion of the interest rate swap agreements, which effectively convert a portion of our variable rate debt to a fixed rate.

12. Derivative Financial Instruments

We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper and fuel oil, foreign currency exchange risk, principally the U.S. dollar, Australian dollar and British pound sterling, and interest rate risk associated with variable rate borrowings. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.

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

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. The fair value associated with these swap contracts are not designated as hedges, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the consolidated statement of operations. As of June 30, 2024 and December 31, 2023, we had contracts totaling 2.8 million and 1.5 million gallons, respectively.

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

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		June 30, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$12.3	$0.0	$0.0	$3.7	$16.0
Other assets	1.5	0.0	0.0	1.4	2.9
Accrued liabilities	0.0	(0.1)	(0.1)	0.0	(0.2)
Other long-term liabilities	(0.2)	0.0	0.0	(1.7)	(1.9)
Net asset (liability) on balance sheet	$13.6	$(0.1)	$(0.1)	$3.4	$16.8
Accumulated other comprehensive gain, net of tax	$7.2	$0.0	$0.0	$2.5	$9.7

		December 31, 2023
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$4.1	$0.0	$0.2	$2.8	$7.1
Accrued liabilities	0.0	(0.3)	(0.1)	0.0	(0.4)
Other long-term liabilities	0.0	0.0	0.0	(6.5)	(6.5)
Net asset (liability) on balance sheet	$4.1	$(0.3)	$0.1	$(3.7)	$0.2
Accumulated other comprehensive gain (loss), net of tax	$2.0	$0.0	$0.0	$(2.9)	$(0.9)

We estimate that unrealized gains, net of tax, for commodity price hedging and interest rate swaps of $6.7 million and $2.7 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
(Amounts in millions)
Cash flow hedges	17.5	31.7	$9.4	$2.6
Contracts where hedge accounting was not elected	10.7	9.5	4.2	1.5
Total	28.2	41.2	$13.6	$4.1

The unrealized gain from copper swap contracts where hedge accounting was not elected is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Gain (loss) from contracts where hedge accounting was not elected	$1.3	$(1.1)	$2.8	$0.0

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

	June 30, 2024	December 31, 2023
(In millions)
United States Dollars	USD 9.0	USD 10.3
British Pound Sterling	GBP 0.9	GBP 0.0
Australian Dollars	AUD 0.0	AUD 3.0

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc. is one of several defendants in lawsuits filed in the Court of Common Pleas of Allegheny County, Pennsylvania in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants and have sought compensatory and punitive damages. There were 50 plaintiffs in 26 cases pending as of June 30, 2024. Given the current status, we no longer consider these cases to be material.

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.9 million as of June 30, 2024. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2024, our estimated environmental remediation liability for these acquired sites totals $3.7 million.

In June 2024, Koppers Inc. received a letter stating that the Illinois Attorney General’s Office (IL AGO) received an enforcement referral from the Illinois Environmental Protection Agency relating to certain alleged air emissions violations at our Stickney, IL facility. We are cooperating with IL AGO in connection with this matter.

We have not provided a reserve for the Stickney, IL enforcement matter because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of resolution of this matter cannot be reasonably determined. Although Koppers Inc. is vigorously defending this matter, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2024, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.2 million was classified as current liabilities as of June 30, 2024 and December 31, 2023.

	Period ended
	June 30, 2024	December 31, 2023
(Dollars in millions)
Balance at beginning of period	$10.6	$10.9
Expense	0.1	0.2
Cash expenditures	(0.2)	(0.4)
Currency translation	0.0	(0.1)
Balance at end of period	$10.5	$10.6

14. Subsequent Events

Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015, is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by Tangshan Iron & Steel Group Co. Ltd. (TISCO). In July 2024, Koppers and TISCO signed an agreement to effectuate the ultimate liquidation of KCCC later in 2024 whereby TISCO will assume the remaining assets, including land, and liabilities of KCCC. As a result, we will record a loss of approximately $6 million, net of non-controlling interest, in the three months ending September 30, 2024.

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

Outlook

We remain committed to expanding and optimizing our business and making continued progress towards our long-term financial goals. After considering global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, the following summarizes our 2024 financial goals:

•
sales of approximately $2.15 billion,
•
adjusted EBITDA of approximately $265 million to $280 million, and
•
capital expenditures, including capitalized interest but excluding acquisitions, of approximately $80 million to $85 million with approximately $22 million to $27 million of the total allocated to discretionary projects.

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
•
For our PC segment, we need to (i) increase market share for certain newer product lines, (ii) maintain volumes and margin and (iii) reduce operating costs.
•
For our CMC segment, we need to (i) optimize production from our yield enhancement project in Nyborg, Denmark, (ii) push acceptance of petroleum-blended products, which mitigates reductions in coal tar volumes and (iii) execute on domestic plant optimization projects.

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie installations in 2024 is approximately 18.9 million ties, with approximately 14.6 million for Class I railroads. This is slightly higher than 2023 crosstie installations of approximately 18.5 million crossties with the small increase expected to be from the commercial market. We expect the crosstie market to remain stable.
•
According to BMO Capital Markets, market demand for utility poles is expected to remain high throughout 2024 as a result of aging pole infrastructure, efforts to strengthen poles against larger and more frequent storms, and a need to add larger poles to support continued electrification and expansion of broadband access.
•
Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that declines in annual homeowner renovation and maintenance expenditures will ease to just -0.5 percent through the second quarter of 2025. Annual spending on home improvements and repairs is expected to reach $466 billion through the second quarter of 2025, on par with spending over the past four quarters. While the LIRA projects a decrease in 2024, the outlook for our PC business remains relatively positive driven by improvements in the industrial markets we serve and expected flat volumes for our residential business.
•
For the external markets served by our CMC business, we have experienced a slowdown in the near-term in manufacturing overall as well as in the steel, aluminum and carbon black industries. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of the long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products. We are also investing in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.

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

Results of Operations – Comparison of Three Months Ended June 30, 2024 and 2023

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended June 30,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$253.9	$234.4	$19.5	8.3%
Performance Chemicals	176.9	180.9	(4.0)	-2.2%
Carbon Materials and Chemicals	132.4	161.9	(29.5)	-18.2%
	$563.2	$577.2	$(14.0)	-2.4%

RUPS net sales increased largely due to $12.7 million of pricing increases across multiple markets, particularly for crossties, and $9.4 million of volume increases for crossties and utility poles. Sales in our domestic utility pole business increased 2.3 percent as increases from our acquisition of Brown Wood were partly offset by lower sales volumes in our legacy utility pole business due to temporary customer overstock and budget realignment. In addition, lower activity in our maintenance of way businesses negatively impacted sales.

PC net sales decreased primarily as a result of equal parts lower volumes and pricing decreases globally. A $3.5 million decrease in volumes in the Americas was driven primarily by sales to the recently acquired Brown Wood no longer being included in our reported sales beginning April 1, 2024. This decrease was partly offset by higher volumes in Australasia.

CMC net sales decreased due to reduced market demand, especially in Europe where sales decreased by $22.0 million due to equal parts pricing and volumes, primarily driven by carbon pitch markets. Globally, prices were down $25.3 million. These decreases were partly offset by volume increases for phthalic anhydride and carbon black feedstock.

Cost of sales as a percentage of net sales was 78 percent, compared to 81 percent in the prior year period as lower raw material costs were partly offset by the market driven reduction in sales. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $3.8 million higher when compared to the prior year period as a result of recent capital expenditures including growth projects such as the expansion of our facility in North Little Rock, Arkansas, as well as the acquisition of Brown Wood, both within our RUPS segment. We also recognized accelerated depreciation of $1.5 million for certain decommissioned assets at our North Little Rock, Arkansas facility.

Selling, general and administrative expenses were $2.2 million higher when compared to the prior year period due mainly to an increase in compensation-related costs, insurance and other administrative expenses.

Interest expense was $0.3 million higher when compared to the prior year period due to higher interest rates and borrowings, offset by the write-off of debt issuance costs in 2023.

Income tax expense increased by $0.3 million when compared to the prior year period due primarily to higher income before income taxes. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended June 30,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.4	$22.3	$0.1	0.4%
Performance Chemicals	44.3	32.3	12.0	37.2%
Carbon Materials and Chemicals	10.8	15.7	(4.9)	-31.2%
Total Adjusted EBITDA	$77.5	$70.3	$7.2	10.2%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.8%	9.5%	-0.7%	-7.4%
Performance Chemicals	25.0%	17.9%	7.1%	39.7%
Carbon Materials and Chemicals	8.2%	9.7%	-1.5%	-15.5%

RUPS adjusted EBITDA was essentially flat as net sales price increases, $3.9 million from improved plant utilization and higher volumes for crossties and utility poles, were offset by $13.8 million of higher raw material, operating and selling, general and administrative expenses and lower activity in our crosstie recovery business.

PC adjusted EBITDA increased as a result of lower raw material costs offsetting lower sales prices and volumes. Lower raw material costs were favorably impacted by timing, including an increase in gains realized from our copper-hedging program, net of an increase in the cost of scrap copper recognized to date.

CMC adjusted EBITDA decreased due to price decreases globally and volume decreases in Europe, partly offset by a $16.3 million reduction in raw material costs, particularly in Europe, and higher volumes of phthalic anhydride.

Results of Operations – Comparison of Six Months Ended June 30, 2024 and 2023

Consolidated Results

Net sales are summarized by segment in the following table:

	Six Months Ended June 30,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$479.0	$447.5	$31.5	7.0%
Performance Chemicals	327.0	327.8	(0.8)	-0.2%
Carbon Materials and Chemicals	254.8	315.3	(60.5)	-19.2%
	$1,060.8	$1,090.6	$(29.8)	-2.7%

RUPS net sales increased largely due to $23.6 million of pricing increases across multiple markets, particularly for crossties and utility poles and $15.0 million of volume increases for crossties, partly offset by lower activity in our maintenance of way businesses. Sales volumes in our domestic utility pole business were flat with the prior year as increases from our acquisition of Brown Wood were offset by a decrease in our legacy utility pole business due to temporary customer overstock and budget realignment. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $0.8 million, mainly from our Australian utility pole business.

PC net sales were essentially flat with the prior year as lower pricing of $5.4 million in the current year period was mostly offset by a 2.0 percent volume increase in the Americas for our copper-based preservatives. Sales to the recently acquired Brown Wood are no longer included in our reported sales beginning April 1, 2024, which negatively impacted volumes compared to the prior year.

CMC net sales decreased mainly due to $53.6 million of lower sales prices across most products, especially carbon pitch where prices were down approximately 24 percent globally, along with $21.5 million of lower volumes of carbon pitch and carbon black feedstock. The decreases in carbon pitch prices and volumes were driven by reduced market demand in the current year period. These decreases were partly offset by volume increases for phthalic anhydride. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.0 million.

Cost of sales as a percentage of net sales was 79 percent, compared to 80 percent in the prior year period as lower raw material costs were partly offset by the market driven reduction in sales. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $5.9 million higher when compared to the prior year period as a result of recent capital expenditures including growth projects such as the expansion of our facility in North Little Rock, Arkansas, as well as the acquisition of Brown Wood, both within our RUPS segment. We also recognized accelerated depreciation of $1.5 million for certain decommissioned assets at our North Little Rock, Arkansas facility. Additionally, asset retirement obligations in our European CMC operations and the related depreciation expense increased during the first quarter of 2024 when compared to the prior year period.

Selling, general and administrative expenses were $6.1 million higher when compared to the prior year period due mainly to an increase in compensation-related costs along with an increase in professional service expenses.

Gain on sale of assets for the six months ended June 30, 2023 was related to a sale of assets of our former coal tar distillation facility located in China.

Interest expense was $3.4 million higher when compared to the prior year period due to higher interest rates and borrowings, partly offset by the write-off of debt issuance costs in 2023.

Income tax expense decreased by $5.2 million when compared to the prior year period due primarily to lower income before income taxes. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Six Months Ended June 30,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$40.1	$38.1	$2.0	5.2%
Performance Chemicals	74.1	58.6	15.5	26.5%
Carbon Materials and Chemicals	14.8	35.1	(20.3)	-57.8%
Total Adjusted EBITDA	$129.0	$131.8	$(2.8)	-2.1%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.4%	8.5%	-0.1%	-1.2%
Performance Chemicals	22.7%	17.9%	4.8%	26.8%
Carbon Materials and Chemicals	5.8%	11.1%	-5.3%	-47.7%

RUPS adjusted EBITDA increased due primarily to net sales price increases and $7.9 million from improved plant utilization, which combined to more than offset $25.3 million of higher raw material, operating and selling, general and administrative expenses and lower activity in our crosstie recovery business.

PC adjusted EBITDA increased primarily as a result of lower raw material costs offsetting lower sales prices and higher selling, general and administrative costs. Lower raw material costs were favorably impacted by timing, including an increase in gains realized from our copper-hedging program, net of an increase in the cost of scrap copper recognized to date.

CMC adjusted EBITDA decreased due to price and volume decreases along with higher operating expenses and lower North American plant utilization due primarily to a plant outage in January, partly offset by a $31.6 million reduction in raw material costs, particularly in Europe.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Net income	$26.8	$24.4	$39.8	$50.6
Interest expense	20.6	20.3	37.7	34.3
Depreciation and amortization	18.2	14.4	34.3	28.4
Income tax provision	10.2	9.9	14.6	19.8
Sub-total	75.8	69.0	126.4	133.1
Adjustments to arrive at adjusted EBITDA:
LIFO expense(1)	1.5	0.2	4.1	0.4
Impairment, restructuring and plant closure costs	0.0	0.0	0.0	0.1
(Gain) on sale of assets	0.0	0.0	0.0	(1.8)
Mark-to-market commodity hedging (gains) losses	(1.3)	1.1	(3.0)	0.0
Acquisition inventory step-up amortization	1.5	0.0	1.5	0.0
Total adjustments	1.7	1.3	2.6	(1.3)
Adjusted EBITDA	$77.5	$70.3	$129.0	$131.8

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2024 was $14.9 million compared to net cash used in operating activities of $2.1 million in the prior year. The improvement was primarily the result of lower working capital usage in the current year which more than offset the cash impact of lower net income in the current year period the reasons for which are discussed under results of operations.

Net cash used in investing activities for the six months ended June 30, 2024 was $141.6 million compared to $60.6 million in the prior year. The increase was due to cash paid for the Brown Wood acquisition, partly offset by lower capital expenditures. Capital expenditures were higher in the prior year period due to investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas which was completed in the fourth quarter of 2023 and a yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024.

Net cash provided by financing activities for the six months ended June 30, 2024 was $111.6 million compared to $78.6 million in the prior year. The primary source of financing cash flows was net borrowings of $150.6 million and the primary uses of financing cash flows were repurchases of common stock including payments related to taxes withheld under stock-based compensation plans and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $90.1 million and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid.

Liquidity and Capital Resources

Our Credit Facility is described in Note 11 – Debt.

Restrictions on Dividends to Koppers Holdings

Koppers Holdings depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on Koppers Holdings common stock and repurchases of Koppers Holdings common stock, in an aggregate amount per year not to exceed the greater of (a) $50.0 million in any fiscal year, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and (b) 6.0 percent of market capitalization.

Liquidity

As of June 30, 2024, liquidity was approximately $325 million.

Our need for cash in the next twelve months relates primarily to capital spending, purchase commitments, operating leases, working capital, debt service, pension plan funding, dividends, share repurchases and voluntary pension plan contributions, including pension plan settlements. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2024, excluding acquisitions, are expected to total approximately $80 million to $85 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months, and based on our current expectations, for the foreseeable future.

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of June 30, 2024, approximately 90 percent of accounts payable was current and ten percent was 1-30 days past due. As of December 31, 2023, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

Bank Debt Covenants

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 5.0. The total net leverage ratio as of June 30, 2024 was 3.5. Effective during the second quarter of 2025, the total net leverage ratio will not be permitted to exceed 4.75.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of June 30, 2024 was 3.9.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants may be affected by events beyond our control.

Legal Matters

The information set forth in Note 13 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 1 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
April 1 - April 30	0	$0.00	0	$54.1
May 1 – May 31	584,611	$43.84	584,611	$28.5
June 1 – June 30	144,153	$43.85	144,153	$22.2
Total	728,764		728,764

(1)
On August 6, 2021, we announced the board of directors' approval of a $100 million share repurchase program. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

10.1

Amendment No. 3 dated as of April 12, 2024, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2024).

10.2*

Amendment No. 4 dated as of April 22, 2024, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent.

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 8, 2024	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)