Form 10-Q
period 2024-09-30
Koppers Holdings Inc.
filed 2024-11-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Common Stock, par value $0.01 per share, outstanding at October 31, 2024 amounted to 20,268,927 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$554.3	$550.4	$1,615.1	$1,641.0
Cost of sales	433.1	439.0	1,276.1	1,313.0
Depreciation and amortization	17.9	14.3	52.2	42.7
Selling, general and administrative expenses	43.9	43.8	135.3	129.1
Loss (gain) on sale of assets	9.7	0.0	9.7	(1.8)
Operating profit	49.7	53.3	141.8	158.0
Other income, net	0.1	0.2	0.1	0.2
Interest expense	20.2	19.0	57.9	53.3
Income before income taxes	29.6	34.5	84.0	104.9
Income tax expense	10.6	8.3	25.2	28.1
Net income	19.0	26.2	58.8	76.8
Net (loss) income attributable to noncontrolling interests	(3.8)	(0.1)	(3.8)	0.5
Net income attributable to Koppers	$22.8	$26.3	$62.6	$76.3
Earnings per common share attributable to Koppers common shareholders:
Basic	$1.12	$1.27	$3.01	$3.66
Diluted	$1.09	$1.22	$2.92	$3.54
Weighted average shares outstanding (in thousands):
Basic	20,409	20,828	20,790	20,838
Diluted	20,961	21,659	21,448	21,546

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$19.0	$26.2	$58.8	$76.8
Changes in other comprehensive income (loss):
Currency translation adjustment	13.8	(10.1)	0.4	(9.6)
Cash flow hedges, net of tax of $3.0, $(0.6), $(1.1) and $(1.0)	(7.5)	1.6	2.9	2.5
Pension adjustments, net of tax of $0.0, $0.1, $0.1 and $0.2	0.3	0.4	1.0	1.0
Comprehensive income	25.6	18.1	63.1	70.7
Comprehensive (loss) income attributable to noncontrolling interests	(3.8)	0.0	(3.8)	0.4
Comprehensive income attributable to Koppers	$29.4	$18.1	$66.9	$70.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2024	December 31, 2023
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$44.5	$66.5
Accounts receivable, net of allowance of $7.1 and $6.5	238.0	202.4
Inventories, net	405.9	395.7
Derivative contracts	12.7	7.1
Other current assets	29.0	27.3
Total current assets	730.1	699.0
Property, plant and equipment, net of accumulated depreciation of $504.4 and $473.2	673.1	631.7
Goodwill	319.8	294.4
Intangible assets, net	123.2	102.2
Operating lease right-of-use assets	91.9	90.5
Deferred tax assets	9.9	10.4
Other assets	11.6	7.3
Total assets	$1,959.6	$1,835.5
Liabilities
Accounts payable	$169.5	$202.9
Accrued liabilities	86.8	95.1
Current operating lease liabilities	25.7	22.9
Current maturities of long-term debt	5.0	5.0
Total current liabilities	287.0	325.9
Long-term debt	975.9	835.4
Operating lease liabilities	66.0	67.4
Accrued postretirement benefits	25.3	31.6
Deferred tax liabilities	27.3	25.9
Other long-term liabilities	45.5	46.3
Total liabilities	1,427.0	1,332.5
Commitments and contingent liabilities (Note 13)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 25,717,647 and 25,163,238 shares issued	0.3	0.3
Additional paid-in capital	311.7	291.1
Retained earnings	502.0	444.0
Accumulated other comprehensive loss	(84.5)	(88.8)
Treasury stock, at cost, 5,450,278 and 4,302,996 shares	(197.2)	(147.7)
Total Koppers shareholders’ equity	532.3	498.9
Noncontrolling interests	0.3	4.1
Total equity	532.6	503.0
Total liabilities and equity	$1,959.6	$1,835.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2024	2023
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$58.8	$76.8
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	52.2	42.7
Stock-based compensation	16.1	13.0
Change in derivative contracts	(3.0)	0.0
Non-cash interest expense	2.5	4.1
Loss (gain) on sale of assets	9.4	(2.0)
Insurance proceeds	(1.0)	(0.8)
Deferred income taxes	1.0	1.6
Change in other liabilities	(7.8)	0.6
Other - net	0.3	(1.0)
Changes in working capital:
Accounts receivable	(32.1)	(27.5)
Inventories	4.7	(16.8)
Accounts payable	(31.3)	4.3
Accrued liabilities	(19.8)	(10.0)
Other working capital	(5.3)	(5.5)
Net cash provided by operating activities	44.7	79.5
Cash (used in) provided by investing activities:
Capital expenditures	(58.8)	(91.3)
Insurance proceeds received	1.0	0.8
Acquisitions	(99.4)	0.0
Cash provided by sale of assets	2.8	2.2
Net cash (used in) investing activities	(154.4)	(88.3)
Cash provided by (used in) financing activities:
Borrowings of credit facility	599.1	909.8
Repayments of credit facility	(555.7)	(749.9)
Borrowings of long-term debt	100.0	388.0
Repayments of long-term debt	(4.5)	(501.0)
Issuances of Common Stock	4.5	3.2
Repurchases of Common Stock	(49.5)	(9.8)
Payment of debt issuance costs	(0.9)	(4.9)
Dividends paid	(4.6)	(3.8)
Net cash provided by financing activities	88.4	31.6
Effect of exchange rate changes on cash	(0.7)	(2.6)
Net (decrease) increase in cash and cash equivalents	(22.0)	20.2
Cash and cash equivalents at beginning of period	66.5	33.3
Cash and cash equivalents at end of period	$44.5	$53.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$17.8	$16.1
Accrued capital expenditures	2.2	5.6
Acquisition non-cash consideration	2.6	0.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Common Stock
Balance at beginning and end of period	$0.3	$0.2	$0.3	$0.2
Additional paid-in capital
Balance at beginning of period	306.1	273.7	291.1	263.9
Employee stock plans	5.2	5.1	16.1	13.0
Issuance of common stock	0.4	1.3	4.5	3.2
Balance at end of period	311.7	280.1	311.7	280.1
Retained earnings
Balance at beginning of period	480.7	407.3	444.0	360.2
Net income attributable to Koppers	22.8	26.3	62.6	76.3
Common Stock dividends ($0.07, $0.06, $0.21 and $0.18 per share)	(1.5)	(1.2)	(4.6)	(4.1)
Balance at end of period	502.0	432.4	502.0	432.4
Accumulated other comprehensive loss
Balance at beginning of period	(91.1)	(95.1)	(88.8)	(97.3)
Currency translation adjustment	13.8	(10.2)	0.4	(9.5)
Cash flow hedges, net of tax(1)	(7.5)	1.6	2.9	2.5
Pension adjustments, net of tax(2)	0.3	0.4	1.0	1.0
Balance at end of period	(84.5)	(103.3)	(84.5)	(103.3)
Treasury stock
Balance at beginning of period	(186.8)	(133.5)	(147.7)	(127.6)
Purchases	(10.4)	(3.9)	(49.5)	(9.8)
Balance at end of period	(197.2)	(137.4)	(197.2)	(137.4)
Noncontrolling interests
Balance at beginning of period	4.1	4.0	4.1	3.6
Net (loss) income attributable to noncontrolling interests	(3.8)	(0.1)	(3.8)	0.5
Currency translation adjustment	0.0	0.1	0.0	(0.1)
Balance at end of period	0.3	4.0	0.3	4.0
Total equity – beginning of period	$513.3	$456.6	$503.0	$403.0
Total equity – end of period	$532.6	$476.0	$532.6	$476.0

(1)
Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $3.3 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $9.6 million and $2.5 million during the nine months ended September 30, 2024 and 2023, respectively.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This ASU requires the disaggregation of certain expenses into specific categories, such as purchases of inventory, employee compensation, deprecation and intangible asset amortization. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

2. Acquisition and Loss on Sale of Assets

Acquisition

On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, after post-closing working capital adjustments. We financed the acquisition with cash and available borrowings under our Credit Facility (as defined in Note 11 – Debt). Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition, which is included in our RUPS segment, increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business. Transaction costs, revenue and profit related to the acquisition were not material for the three and nine months ended September 30, 2024.

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

(Dollars in millions)
Cash consideration(1)	$102.0

Accounts receivable	5.2
Inventories	14.4
Property, plant and equipment	28.0
Customer relationship intangible assets	32.2
Operating lease right-of-use assets	2.4
Fair value of assets acquired	82.2
Accounts payable and accrued liabilities	3.1
Current operating lease liabilities	1.1
Operating lease liabilities	1.3
Fair value of liabilities assumed	5.5

Goodwill	$25.3
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

Loss on Sale of Assets

Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015, is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by Tangshan Iron & Steel Group Co. Ltd. (TISCO). In July 2024, Koppers and TISCO signed an agreement to effectuate the ultimate liquidation of KCCC later in 2024 whereby TISCO will assume the remaining assets, including land, and liabilities of KCCC. As a result, we recorded a loss of approximately $6 million, net of non-controlling interest, during the three months ending September 30, 2024.

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.3	$1.3	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$999.4	$989.4	$860.4	$849.4

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

See Note 12 – Derivative Financial Instruments, for the fair value of our derivative financial instruments.

4. Common Stock

The following table presents changes in common stock and treasury stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Shares in thousands)
Common Stock:
Balance at beginning of period	25,696	24,838	25,163	24,547
Issued for employee stock plans	22	52	555	343
Balance at end of period	25,718	24,890	25,718	24,890
Treasury Stock:
Balance at beginning of period	(5,176)	(3,965)	(4,303)	(3,784)
Shares repurchased	(274)	(102)	(1,147)	(283)
Balance at end of period	(5,450)	(4,067)	(5,450)	(4,067)
Common Stock Outstanding	20,268	20,823	20,268	20,823

5. Earnings and Dividends per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$22.8	$26.3	$62.6	$76.3
Weighted average common shares outstanding (in thousands):
Basic	20,409	20,828	20,790	20,838
Effect of dilutive securities	552	831	658	708
Diluted	20,961	21,659	21,448	21,546
Earnings per common share:
Basic	$1.12	$1.27	$3.01	$3.66
Diluted	1.09	1.22	2.92	3.54
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	274	311	61	496

On November 7, 2024, we declared a quarterly dividend of $0.07 per common share, payable on December 16, 2024 to shareholders of record as of November 29, 2024.

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

The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2024, target shares for units with a market condition totaled 56,796 and target shares for units with a performance condition totaled 124,481.

We calculated the fair value of the restricted stock units and performance stock units with a performance condition using the market price of the underlying common stock on the date of grant. We calculated the fair value of the performance stock units with a market condition on the date of grant using a Monte Carlo valuation model and the assumptions listed below:

January 2024 Grant
Grant date price per share of performance award	$46.68
Expected volatility	38.14%
Risk-free interest rate	4.14%
Look-back period in years	3.00
Grant date fair value per share	$59.41

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	531,339	580,763	1,112,102	$33.62
Granted	148,127	182,196	330,323	$48.86
Credited from dividends	199	9	208	$41.99
Vested	(230,644)	(136,560)	(367,204)	$30.88
Forfeited	(10,034)	(4,113)	(14,147)	$34.56
Non-vested at September 30, 2024	438,987	622,295	1,061,282	$39.30

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	706,868	$27.51
Exercised	(149,131)	$25.74
Outstanding at September 30, 2024	557,737	$27.98	4.45	$5.4
Exercisable at September 30, 2024	485,962	$27.47	4.08	$5.0

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Selling, general and administrative expenses	$5.2	$5.2	$16.1	$13.0
Less related income tax benefit	1.5	1.5	4.5	3.7
Decrease in net income attributable to Koppers	$3.7	$3.7	$11.6	$9.3

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

Our primary measure of segment profitability is adjusted EBITDA which we define as income before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results. These items include impairment, restructuring and plant closure costs, mark-to-market commodity hedging, gain or loss on sale of assets and LIFO inventory effects. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances

The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $4.0 million and $7.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

The following table sets forth revenues for significant product lines, net of all intersegment transactions, for our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$146.2	$142.7	$443.7	$408.7
Utility poles	77.0	68.9	217.6	203.4
Railroad infrastructure products and services	24.9	22.4	65.8	69.4
Total Railroad and Utility Products and Services	248.1	234.0	727.1	681.5
Performance Chemicals:
Wood preservative products	165.4	166.9	468.8	470.4
Other products	11.3	12.5	34.9	36.8
Total Performance Chemicals	176.7	179.4	503.7	507.2
Carbon Materials and Chemicals:
Pitch and related products	82.7	89.6	229.0	305.3
Phthalic anhydride, naphthalene and other chemicals	29.2	27.9	98.2	86.9
Carbon black feedstock and distillates	17.6	19.5	57.1	60.1
Total Carbon Materials and Chemicals	129.5	137.0	384.3	452.3
Total	$554.3	$550.4	$1,615.1	$1,641.0
Intersegment revenues:
Performance Chemicals	$8.3	$8.4	$24.5	$21.2
Carbon Materials and Chemicals	23.6	24.3	73.3	66.5
Total	$31.9	$32.7	$97.8	$87.7

The following table sets forth certain operating data, net of all intersegment transactions, for our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.7	$6.2	$25.1	$17.9
Performance Chemicals	3.8	3.5	10.7	10.5
Carbon Materials and Chemicals	5.4	4.6	16.4	14.3
Total	$17.9	$14.3	$52.2	$42.7
Adjusted EBITDA:
Railroad and Utility Products and Services	$24.7	$25.1	$64.8	$63.2
Performance Chemicals	40.0	35.2	114.1	93.8
Carbon Materials and Chemicals	12.7	10.4	27.5	45.5
Items excluded from the determination of segment profit:
LIFO (expense) benefit(1)	1.2	(2.8)	(2.9)	(3.3)
Impairment, restructuring and plant closure costs	(0.4)	(0.1)	(0.4)	(0.1)
(Loss) gain on sale of assets	(9.7)	0.0	(9.7)	1.8
Mark-to-market commodity hedging gains	0.0	0.0	3.0	0.0
Acquisition inventory step-up amortization	(0.8)	0.0	(2.3)	0.0
Interest expense	(20.2)	(19.0)	(57.9)	(53.3)
Depreciation and amortization	(17.9)	(14.3)	(52.2)	(42.7)
Income tax expense	(10.6)	(8.3)	(25.2)	(28.1)
Net income	$19.0	$26.2	$58.8	$76.8
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

The following table sets forth assets and goodwill allocated to each of our segments:

	September 30, 2024	December 31, 2023
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$866.2	$743.7
Performance Chemicals	530.4	520.6
Carbon Materials and Chemicals	532.5	538.9
All other	30.5	32.3
Total	$1,959.6	$1,835.5
Goodwill:
Railroad and Utility Products and Services(1)	$145.9	$120.6
Performance Chemicals	173.9	173.8
Total	$319.8	$294.4
(1)
See Note 2 - Acquisition and Loss on Sale of Assets for increase in goodwill due to business acquisition.

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2024	2023
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.1	4.8
Nondeductible expenses	1.9	1.4
State income taxes, net of federal tax benefit	1.1	1.3
Change in tax contingency reserves	0.1	0.1
GILTI inclusion, net of foreign tax credits	(0.2)	(0.3)
Estimated annual effective income tax rate	28.0%	28.3%

Income taxes as a percentage of pretax income were 35.8 percent and 30.0 percent for the three and nine months ended September 30, 2024, respectively, and 24.1 percent and 26.8 percent for the three and nine months ended September 30, 2023, respectively. The effective income tax rates for the three and nine months ended September 30, 2024 were higher than the 2024 estimated annual effective income tax rate due to the loss on the sale of KCCC's assets. This loss has no corresponding tax benefit since KCCC will not have future income to offset this loss. The effective income tax rates for the three and nine months ended September 30, 2023 were slightly different than the 2023 estimated annual effective income tax rate due to various discrete items, which were not material in the aggregate or individually.

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

To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the nine months ended September 30, 2024.

Unrecognized Tax Benefits

We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

As of September 30, 2024 and December 31, 2023, unrecognized tax benefits of $1.6 million and $1.5 million, respectively, would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories, net

	September 30, 2024	December 31, 2023
(Dollars in millions)
Raw materials	$350.3	$348.4
Work in process	15.6	17.9
Finished goods	152.5	139.0
Total	$518.4	$505.3
Less revaluation to LIFO	112.5	109.6
Net	$405.9	$395.7

10. Pensions and Post-Retirement Benefit Plans

We maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States.

We have commenced with a plan to terminate our United States qualified pension plan and are targeting the completion of this effort in the first quarter of 2025. We estimate that a termination will require additional cash funding of $25 million in 2025 and will result in an estimated settlement loss of $40 million, before tax, subject to changes to certain assumptions including the discount rate, which could have a material impact on the settlement loss. Of the estimated settlement loss, we expect that $4 million, before tax, will be incurred in the fourth quarter of 2024 with the remainder being recognized in the first quarter of 2025.

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

The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss may be impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others related to certain amendments to UK pension plans. On July 25, 2024, the Court of Appeal dismissed the appeal of the ruling from the High Court of Justice. We are currently waiting to see if there will be legislative intervention or further guidance on the application of the ruling.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Service cost	$0.5	$0.4	$1.3	$1.2
Interest cost	1.8	2.1	5.8	6.2
Expected return on plan assets	(1.5)	(1.7)	(4.6)	(5.2)
Amortization of net loss	0.5	0.5	1.5	1.6
Net periodic benefit cost	$1.3	$1.3	$4.0	$3.8
Defined contribution plan expense	$2.1	$3.2	$6.8	$8.0

11. Debt

The following table summarizes debt:

	Weighted Average Interest Rate	Maturity	September 30, 2024	December 31, 2023
(Dollars in millions)
Credit Facility	7.20%	2027	$504.8	$461.4
Term Loan B	8.10%	2030	484.6	388.0
Debt			$989.4	$849.4
Less current maturities of long-term debt			5.0	5.0
Less unamortized debt issuance costs			8.5	9.0
Long-term debt			$975.9	$835.4

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

As of September 30, 2024, we had approximately $287.4 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2024, $7.8 million of commitments were utilized by outstanding letters of credit.

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

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. The fair value associated with these swap contracts are not designated as hedges, and the related unrealized gain or loss on the derivative is reported in current earnings. These amounts are classified in cost of sales in the condensed consolidated statement of operations. As of September 30, 2024 and December 31, 2023, we had contracts totaling 3.2 million and 1.5 million gallons, respectively.

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

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		September 30, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$11.9	$0.0	$0.1	$0.7	$12.7
Other assets	2.0	0.0	0.0	0.0	2.0
Accrued liabilities	0.0	(0.9)	0.0	(1.2)	(2.1)
Other long-term liabilities	0.0	0.0	0.0	(5.7)	(5.7)
Net asset (liability) on balance sheet	$13.9	$(0.9)	$0.1	$(6.2)	$6.9
Accumulated other comprehensive gain, net of tax	$6.7	$0.0	$0.0	$4.7	$11.4

		December 31, 2023
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$4.1	$0.0	$0.2	$2.8	$7.1
Accrued liabilities	0.0	(0.3)	(0.1)	0.0	(0.4)
Other long-term liabilities	0.0	0.0	0.0	(6.5)	(6.5)
Net asset (liability) on balance sheet	$4.1	$(0.3)	$0.1	$(3.7)	$0.2
Accumulated other comprehensive gain (loss), net of tax	$2.0	$0.0	$0.0	$(2.9)	$(0.9)

We estimate that unrealized gains, net of tax, for commodity price hedging of $6.0 million and unrealized losses, net of tax, for interest rate swaps of $0.4 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
(Amounts in millions)
Cash flow hedges	17.9	31.7	$8.8	$2.6
Contracts where hedge accounting was not elected	14.5	9.5	5.1	1.5
Total	32.4	41.2	$13.9	$4.1

The unrealized gain from copper swap contracts where hedge accounting was not elected is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Gain from contracts where hedge accounting was not elected	$0.8	$0.0	$3.6	$0.0

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

	September 30, 2024	December 31, 2023
(In millions)
United States Dollars	USD 7.0	USD 10.3
British Pound Sterling	GBP 0.5	GBP 0.0
Australian Dollars	AUD 0.0	AUD 3.0

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

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.8 million as of September 30, 2024. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the Performance Chemicals business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2024, our estimated environmental remediation liability for these acquired sites totals $3.7 million.

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

Foreign Environmental Matters. There is one plant site related to the Performance Chemicals business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2024, our estimated environmental remediation liability for the acquired site totals $1.3 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of September 30, 2024 and December 31, 2023, $2.3 million and $2.2 million, respectively, were classified as current liabilities.

	Period ended
	September 30, 2024	December 31, 2023
(Dollars in millions)
Balance at beginning of period	$10.6	$10.9
Expense	0.2	0.2
Cash expenditures	(0.2)	(0.4)
Currency translation	0.0	(0.1)
Balance at end of period	$10.6	$10.6

14. Subsequent Events

On November 8, 2024, we committed to a workforce reduction program across selected U.S. locations, which is intended to streamline operations and reduce costs. This workforce reduction program will result in the reallocation of people and resources, which will include voluntary and involuntary reductions in employees. The first stage of reductions will be carried out through a voluntary exit program that will give eligible employees the option of taking a separation package that will include enhanced severance benefits consisting of cash and health and welfare coverage. The voluntary program will first be offered to approximately 90 employees in the U.S. The voluntary program is expected to reduce the number of involuntary separations.

At this time, we have not fully defined all of the specific cost reduction actions that may be taken. As such, while the charges and associated cash payments are expected to be material in the aggregate, we are unable at this time to make a good faith determination of the cost estimates, or ranges of cost estimates, associated with actions to be implemented. We expect to incur pre-tax restructuring charges including but not limited to employee severance and related benefit costs. We also expect to incur consulting and other professional service fees to help execute these actions as well as for the design and implementation of the future structures and processes. These cost reduction initiatives are expected to be substantially complete by the end of the first quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “potential,” “intends,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, product introduction or expansion, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, the impact of changes in commodity prices, such as oil and copper, on product margins; general economic and business conditions; inflation; potential difficulties in protecting our intellectual property; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limits of our debt covenants; unexpected business disruptions; potential delays in timing or changes to expected benefits from cost reduction efforts; potential impairment of our goodwill and/or long-lived assets; demand for Koppers goods and services; competitive conditions; capital market conditions, including interest rates, borrowing costs and foreign currency rate fluctuations; availability of and fluctuations in the prices of key raw materials, such as coal tar, lumber and scrap copper; disruptions and inefficiencies in the supply chain; economic, political and environmental conditions in international markets; changes in laws; the impact of environmental laws and regulations; and unfavorable resolution of claims against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after that date or to reflect the occurrence of unanticipated events.

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

Outlook

After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we anticipate taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions will ensure that we extend our decade-long growth in profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences. The following summarizes our 2024 financial goals, which are supported by these actions:

•
sales of approximately $2.1 billion,
•
adjusted EBITDA of approximately $270 million to $275 million, and
•
capital expenditures, including capitalized interest but excluding acquisitions, of approximately $80 million with approximately $20 million of the total allocated to discretionary projects.

Our keys to success for 2024 include streamlining the organization in addition to our original 2024 objectives, which are:

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

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie installations in 2024 is approximately 19.6 million ties, with approximately 13.4 million for Class I railroads. This is slightly higher than 2023 crosstie installations of approximately 19.2 million crossties with the small increase expected to be from Class I railroads. We expect the crosstie market to remain stable.
•
According to BMO Capital Markets, market demand for utility poles is expected to remain high throughout 2024 as a result of aging pole infrastructure, efforts to strengthen poles against larger and more frequent storms, and a need to add larger poles to support continued electrification and expansion of broadband access. In 2024, we have experienced a decrease in our legacy utility pole business due to temporary customer overstock and budget realignment.
•
Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University reported a mild pullback in 2024 compared to the prior year; however, annual homeowner renovation and maintenance expenditures are expected to grow by 1.2 percent through the third quarter of 2025. Volumes may also be impacted by customer market share shifts as contracts are negotiated for 2025. While the LIRA projects a decrease in 2024, the outlook for our PC business for the remainder of the year remains relatively positive driven by improvements in the industrial markets we serve and expected flat volumes for our residential business, inclusive of any market share changes in 2024.
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

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; and (v) changes in foreign exchange rates. Any or all of these or other factors could impact our actual results for 2024.

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

Results of Operations – Comparison of Three Months Ended September 30, 2024 and 2023

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$248.1	$234.0	$14.1	6.0%
Performance Chemicals	176.7	179.4	(2.7)	-1.5%
Carbon Materials and Chemicals	129.5	137.0	(7.5)	-5.5%
Total	$554.3	$550.4	$3.9	0.7%

RUPS net sales increased largely due to $10.0 million of price increases, mainly for domestic crossties and utility poles in Australia, an 11 percent increase in the volume of domestic utility poles sold driven by our acquisition of Brown Wood and an increase in activity in our railroad bridge services business. These increases were partly offset by lower activity in our crosstie recovery business.

PC net sales decreased primarily as a result of sales to the recently acquired Brown Wood no longer being included in our reported sales beginning April 1, 2024. Slightly higher volumes, excluding Brown Wood, were offset by lower sales prices.

CMC net sales decreased mainly due to $16.6 million of lower sales prices across most products, especially carbon pitch where prices were down approximately 20 percent globally, along with lower volumes of carbon black feedstock. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Europe. These decreases were partly offset by volume increases for carbon pitch and phthalic anhydride. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $1.8 million.

Cost of sales as a percentage of net sales was 78 percent, compared to 80 percent in the prior year period as lower raw material costs were partly offset by the market driven reduction in sales prices. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $3.6 million higher when compared to the prior year period as a result of recent capital expenditures including growth projects such as the expansion of our facility in North Little Rock, Arkansas, as well as the acquisition of Brown Wood, both within our RUPS segment.

Loss on sale of assets for the three months ended September 30, 2024 was related to the liquidation of our former coal tar distillation facility located in China. See Note 2 – Acquisition and Loss on Sale of Assets.

Interest expense was $1.2 million higher when compared to the prior year period due to higher borrowings.

Income tax expense increased by $2.3 million when compared to the prior year period due primarily to higher income before income taxes. The income excludes the loss on the sale of KCCC's assets, which does not have a corresponding tax benefit. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$24.7	$25.1	$(0.4)	-1.6%
Performance Chemicals	40.0	35.2	4.8	13.6%
Carbon Materials and Chemicals	12.7	10.4	2.3	22.1%
Total Adjusted EBITDA	$77.4	$70.7	$6.7	9.5%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.0%	10.7%	-0.7%	-6.5%
Performance Chemicals	22.6%	19.6%	3.0%	15.3%
Carbon Materials and Chemicals	9.8%	7.6%	2.2%	28.9%

RUPS adjusted EBITDA was essentially flat as net sales increases and $3.4 million from improved plant utilization were offset by $14.1 million of higher raw material, operating and selling, general and administrative expenses.

PC adjusted EBITDA increased despite the net decrease in sales, on lower raw material and logistics costs, which were favorably impacted by timing.

CMC adjusted EBITDA increased due to $9.2 million of lower raw material costs, particularly in Europe, lower selling, general and administrative costs and higher volumes of carbon pitch and phthalic anhydride. These favorable drivers were partly offset by price decreases and higher operating expenses.

Results of Operations – Comparison of Nine Months Ended September 30, 2024 and 2023

Consolidated Results

Net sales are summarized by segment in the following table:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$727.1	$681.5	$45.6	6.7%
Performance Chemicals	503.7	507.2	(3.5)	-0.7%
Carbon Materials and Chemicals	384.3	452.3	(68.0)	-15.0%
Total	$1,615.1	$1,641.0	$(25.9)	-1.6%

RUPS net sales increased largely due to $28.8 million of pricing increases primarily for crossties and utility poles, along with higher volumes for crossties and utilities poles and an increase in activity in our railroad bridge services business, partly offset by lower activity in our crosstie recovery business. Volumes in our domestic utility pole business increased 3.2 percent as an increase from our acquisition of Brown Wood was partly offset by a decrease in our legacy utility pole business due to temporary customer overstock and budget realignment.

PC net sales decreased due primarily to sales to the recently acquired Brown Wood of approximately $6 million no longer being included in our reported sales beginning April 1, 2024 and lower pricing of $4.8 million in the Americas, partly offset by a 1.5 percent volume increase in the Americas for our copper-based preservatives.

CMC net sales decreased largely due to $72.7 million of lower sales prices across most products, especially carbon pitch where prices were down approximately 24 percent globally, along with $12.9 million of lower volumes of carbon pitch and carbon black feedstock. The decreases in carbon pitch prices and volumes were driven by reduced market demand in the current year period. These decreases were partly offset by volume increases for phthalic anhydride.

Cost of sales as a percentage of net sales was 79 percent, compared to 80 percent in the prior year period as lower raw material costs were partly offset by the market driven reduction in sales. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $9.5 million higher when compared to the prior year period as a result of recent capital expenditures including growth projects such as the expansion of our RUPS facility in North Little Rock, Arkansas and the yield enhancement project at our CMC facility in Nyborg, Denmark, as well as the acquisition of Brown Wood. We also recognized accelerated depreciation of $1.5 million for certain decommissioned assets at our North Little Rock, Arkansas facility. Additionally, asset retirement obligations in our European CMC operations and the related depreciation expense increased during the first quarter of 2024 when compared to the prior year period.

Selling, general and administrative expenses were $6.2 million higher when compared to the prior year period due mainly to an increase in compensation-related costs along with an increase in professional service and insurance expenses.

Loss on sale of assets for the nine months ended September 30, 2024 was related to the liquidation of our former coal tar distillation facility located in China while the gain on sale of assets for the nine months ended September 30, 2023 was related to a sale of assets at that same facility. See Note 2 – Acquisition and Loss on Sale of Assets.

Interest expense was $4.6 million higher when compared to the prior year period due to higher borrowings and interest rates, partly offset by the write-off of debt issuance costs in 2023.

Income tax expense decreased by $2.9 million when compared to the prior year period due primarily to lower income before income taxes. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$64.8	$63.2	$1.6	2.5%
Performance Chemicals	114.1	93.8	20.3	21.6%
Carbon Materials and Chemicals	27.5	45.5	(18.0)	-39.6%
Total Adjusted EBITDA	$206.4	$202.5	$3.9	1.9%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.9%	9.3%	-0.4%	-4.3%
Performance Chemicals	22.7%	18.5%	4.2%	22.7%
Carbon Materials and Chemicals	7.2%	10.1%	-2.9%	-28.7%

RUPS adjusted EBITDA increased due primarily to net sales increases and $11.2 million from improved plant utilization, which combined to more than offset $39.8 million of higher raw material, operating and selling, general and administrative expenses.

PC adjusted EBITDA increased despite lower sales, as a result of lower raw material costs offsetting lower sales prices and higher selling, general and administrative costs. Lower raw material costs were favorably impacted by timing, including an increase in gains realized from our copper-hedging program, net of an increase in the cost of scrap copper recognized to date.

CMC adjusted EBITDA decreased as a result of lower sales prices, which were partly offset by a $42.6 million reduction in raw material costs, particularly in Europe, as well as higher operating expenses and lower plant utilization, partly offset by lower selling, general and administrative costs and higher volumes of phthalic anhydride.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in millions)
Net income	$19.0	$26.2	$58.8	$76.8
Interest expense	20.2	19.0	57.9	53.3
Depreciation and amortization	17.9	14.3	52.2	42.7
Income tax expense	10.6	8.3	25.2	28.1
Sub-total	67.7	67.8	194.1	200.9
Adjustments to arrive at adjusted EBITDA:
LIFO (benefit) expense(1)	(1.2)	2.8	2.9	3.3
Impairment, restructuring and plant closure costs	0.4	0.1	0.4	0.1
Loss (gain) on sale of assets	9.7	0.0	9.7	(1.8)
Mark-to-market commodity hedging gains	0.0	0.0	(3.0)	0.0
Acquisition inventory step-up amortization	0.8	0.0	2.3	0.0
Total adjustments	9.7	2.9	12.3	1.6
Adjusted EBITDA	$77.4	$70.7	$206.4	$202.5

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2024 was $44.7 million compared to $79.5 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, less working capital usage. Higher working capital usage in the current year was primarily driven by a reduction in accounts payable as a result of the timing of inventory purchases and vendor payments.

Net cash used in investing activities for the nine months ended September 30, 2024 was $154.4 million compared to $88.3 million in the prior year. The increase was due to cash paid for the Brown Wood acquisition, partly offset by lower capital expenditures. Capital expenditures were higher in the prior year period due to investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas which was completed in the fourth quarter of 2023 and a yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $88.4 million compared to $31.6 million in the prior year. The primary source of financing cash flows for the nine months ended September 30, 2024 was net borrowings of $138.9 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $46.9 million and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid.

Liquidity and Capital Resources

As of September 30, 2024, liquidity was approximately $332 million. Our Credit Facility is described in Note 11 – Debt.

Our need for cash in the next twelve months relates primarily to capital spending, purchase commitments, operating leases, working capital, debt service, pension plan funding, dividends, share repurchases, voluntary pension plan contributions, including pension plan terminations, and to fund cost savings initiatives. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2024, excluding acquisitions, are expected to total approximately $80 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months, and based on our current expectations, for the foreseeable future.

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of September 30, 2024, approximately 90 percent of accounts payable was current and ten percent was 1-30 days past due. As of December 31, 2023, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

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

Bank Debt Covenants

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 5.0. The total net leverage ratio as of September 30, 2024 was 3.3. Effective during the second quarter of 2025, the total net leverage ratio will not be permitted to exceed 4.75.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of September 30, 2024 was 4.0.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
July 1 - July 31	0	$0.00	0	$22.2
August 1 - August 31	206,437	$37.88	206,437	$14.4
September 1 - September 30	65,000	$38.95	65,000	$11.9
Total	271,437		271,437

(1)
On August 6, 2021, we announced the board of directors' approval of a $100 million share repurchase program. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: November 8, 2024	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)