Form 10-K
period 2024-12-31
Koppers Holdings Inc.
filed 2025-02-27
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2024 was $730.6 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).

As of January 31, 2025, 20,485,752 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Koppers Holdings Inc. 2024 Annual Report

Koppers Holdings Inc. 2024 Annual Report

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers Holdings Inc.'s assets and the effect of any resulting impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as "outlook", "guidance", "forecast", "believe", "anticipate", "expect", "estimate", "may", "will", "should", "continue", "plan", "potential", "intend", "likely," or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, product introduction or expansion, the benefits of acquisitions and divestitures or other matters, as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies.

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
▪
the extent of the dependence of certain of our businesses on certain market sectors and customers;
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
▪
unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
▪
potential difficulties in protecting intellectual property;
▪
potential delays in timing or changes to expected benefits from cost reduction efforts;
▪
potential impairment of our goodwill and/or long-lived assets;
▪
demand for our goods and services;
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

Koppers Holdings Inc. 2024 Annual Report

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

We believe our three business segments command leading market positions. Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America and the second largest producer of utility poles in the United States. Through our CMC business, we believe we are the largest global supplier of creosote to the North American railroad industry. Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications.

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

Railroad and Utility Products and Services

Our RUPS business primarily sells pressure-treated railroad ties to the railroad industry in the United States and Canada and treated utility poles to utility markets in the United States and Australia. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric and telephone utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. The primary end-markets for RUPS are the North American railroad industry, which has an installed base of approximately 450 million wood crossties, and the U.S. and Australian utility industries which utilize wooden distribution and transmission poles. Both crossties and utility poles require periodic replacement.

The RUPS business operates 19 wood treating plants and one rail joint bar manufacturing facility located throughout the United States, Canada and Australia. Our network of plants is strategically located near timber suppliers to enable us to access raw materials and service customers effectively. In addition, all of our crosstie treating plants are on our largest railroad customers’ rail lines.

Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.

Koppers Holdings Inc. 2024 Annual Report

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

Our RUPS business’ largest customer base is the North American Class I railroad market, which buys approximately 70 percent of all crossties produced in the United States and Canada. Approximately 73 percent of our North American Railroad Products and Services sales are under long-term contracts, and we currently supply all North American Class I railroads. We also have relationships with many of the approximately 630 short-line and regional rail lines. This also forms the customer base for our rail joint bar products.

We believe our North American utility pole business is the second largest supplier of utility poles in the United States, and we believe our Australian utility pole business is the largest supplier of utility poles in Australia. Our North American utility pole business serves eight of the top ten utilities, based on customer base and revenue, in the United States. Utility poles are produced mainly from pine species in the United States and eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market pilings for marine applications and smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including CCA, DCOI and creosote, which we produce internally and purchase from PC and CMC.

In April 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, after post-closing working capital adjustments. Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business.

Performance Chemicals

Our PC business maintains sales and manufacturing capabilities in the United States, Canada, Europe, South America and Australasia. The primary products supplied by PC are copper-based wood preservatives, including micronized copper azole (MicroPro®), micronized pigments (MicroShades®), alkaline copper quaternary, amine copper azole, DCOI and CCA. The primary applications for these products include decking, fencing, utility poles, construction lumber and timbers, and various agricultural uses. Additionally, we are a leading supplier of fire-retardant chemicals (FlamePro®) for pressure treatment of wood, primarily in commercial construction. Because we are a global supplier of wood preservatives, we face various competitors in all the geographic regions in which we participate.

PC supplies the ten largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to four of the five largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. Each year, we purchase approximately 37 million pounds of our key raw material, scrap copper, in addition to other compounds containing copper which we process to meet the demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper prices.

Koppers Holdings Inc. 2024 Annual Report

We believe that being vertically integrated in copper manufacturing provides PC with an important competitive advantage and also provides our customers with the security of a supply of copper-based wood preservatives. Likewise, we believe that our marketing, engineering, environmental, regulatory and technical support services provide added value to our customer base. We believe another competitive advantage is provided by our strategic sourcing group, which procures scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, colorants, dispersants and various biocides and co-biocides through the global market.

Carbon Materials and Chemicals

Our CMC business manufactures its primary products and sells them directly to our global customer base under long-term contracts or through purchase orders negotiated by our regional sales personnel and coordinated through our regional marketing groups. Our three coal tar distillation facilities and two carbon materials terminals give us the ability to offer customers multiple sourcing options and a consistent supply of high-quality products.

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

In December 2024, we decided to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and the ability to substantially reduce annual emissions of certain regulated air contaminants. We have targeted mid-2025 for shutdown and expect to ramp down production of phthalic anhydride in the first half of 2025 as we build inventory to supply existing contracts through 2025, as necessary. Once the shutdown is complete, our CMC business will no longer manufacture phthalic anhydride.

For years, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In response, we embarked on a global restructuring plan in 2014 and reduced our global number of coal tar distillation facilities to three as of December 31, 2024. See Note 3 – Acquisitions, Divestitures and Discontinued Operations for a discussion of the sale of our Chinese distillation facility, Koppers (Jiangsu) Carbon Chemical Company Limited (KJCC) in 2020 as part of this plan.

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

In the United States, our primary coal tar raw material supply contracts have remaining terms ranging from one to two years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary Australian supply contracts have remaining terms up to five years and contain formula-based pricing which is adjusted on an annual or semi-annual basis. Finally, our European business does not have a long-term tar supply contract in place but is negotiating commercial contracts periodically.

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

Koppers Holdings Inc. 2024 Annual Report

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

Environmental Matters

Our operations and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We have incurred, and could incur in the future, significant costs if we fail to comply with responsibilities imposed under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been, and could in the future be, subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under Risks Related to Our Business and Note 17 of the Notes to Consolidated Financial Statements, Commitments and Contingent Liabilities.

Employees and Employee Relations

Listed below is a breakdown of employees by our businesses, including administration as of December 31, 2024.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	364	781	1,145
Performance Chemicals	232	119	351
Carbon Materials and Chemicals	209	208	417
Administration	165	4	169
Total Employees	970	1,112	2,082

Koppers Holdings Inc. 2024 Annual Report

Approximately 460 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at three of our facilities covering approximately 150 employees are scheduled to expire during 2025.

Human Capital Management

Our ability to positively affect our communities starts with investing in our people. We put the health, safety and well-being of our employees at the forefront of everything we do as part of our Zero Harm culture (discussed herein). Our people-focused strategy considers all aspects of the employee experience, from hiring practices and onboarding to health and wellness and talent management. We seek to create and foster an inclusive and welcoming culture where all employees feel empowered and can directly impact and share in the organization’s success. Key to this effort is delivering a consistent onboarding experience, as well as communications and safety training in all of our facilities across the globe.

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

We also have a toolkit to help managers guide new employees for success, and we conduct regular new hire surveys to solicit feedback and identify opportunities for improvement. We continue to evaluate and employ methods to identify at-risk behaviors during the hiring process to place prospective employees in appropriately suited positions where they can be successful and workplace injuries can be mitigated or avoided. This behavioral data also enables us to tailor training and onboarding based on the opportunities it highlights.

Performance Management

To ensure our employees have the best opportunity for success, our performance development process includes periodic meetings between employees and managers to discuss their goals and strategies to achieve them. We no longer conduct traditional annual reviews and instead opt for these more frequent two-way discussions focused on fostering ideas that we believe will enable employee success. Each manager is expected to meet one-on-one at least monthly with their employees to discuss tailored strategies to encourage success in their roles and development opportunities such as additional training, attendance of conferences or networking within the company. These monthly meetings also help managers gauge employee engagement and develop approaches to increase and sustain positive engagement and performance.

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

Training and Education

As a part of our people-focused approach to our operations, we are committed to helping our employees thrive in their roles and grow both personally and professionally. A major component of this plan is our commitment to providing each employee with the training and education they need to be successful. Under the umbrella of Koppers College, we provide leadership development training to employees at all levels of the organization through various program offerings with the goal of expanding their growth opportunities within the organization. These programs, ranging from one week to several months, are designed to foster innovation and cultivate the next generation of leaders. The Koppers Leadership Forum identifies high-potential employees and enrolls them in an intensive nine-month program. This program is conducted in collaboration with a local university. Approximately ten to twelve employees from across the world are chosen annually for each cohort. Selected participants travel to our corporate headquarters to take part in workshops facilitated by university professors and business leaders. Our global Learning Management System (LMS) offers a comprehensive range of online educational opportunities across all disciplines. The platform is designed to support continuous learning and professional development at every level of the organization. In addition to our in-house training and development opportunities, we also offer our employees a tuition reimbursement program to help pursue degrees and certifications related to relevant skills they utilize for their positions to further personal and company success.

Koppers Holdings Inc. 2024 Annual Report

Inclusion

We support an inclusive and diverse work environment across our company through a range of programs that create equal employment opportunities and a culture of belonging. Our global inclusion initiative focuses on supporting our strategy to be an employer of choice and helps to ensure that all employees feel they are heard and valued to harness the power of an engaged workforce.

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

Zero Harm is our approach to ensure every employee’s health and safety. Zero Harm includes global policies that guide our health and safety practices throughout all our facilities, focusing on leading activities that identify hazards and prevent accidents, and a leadership culture that insists the health and safety of our employees is the top priority in everything we do.

Environmental, Social and Governance Matters

Corporate social responsibility, which we view as our obligations to people, the environment and corporate governance, has been a part of our culture for many years. We believe this culture, supported by a spirit of collaboration and innovation, allows us to decrease our impact on the environment and create value for all of our stakeholders. We published our first Corporate Social Responsibility report (CSR) in 2008 and our historical CSR reports dating to 2020 are available on www.koppers.com/pages/sustainability. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

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

Koppers Holdings Inc. 2024 Annual Report

Social

We are committed to proactively evaluating and addressing community needs in the areas where we operate. Many of our locations have made strong connections with local community members, allowing Koppers representatives to share facility information and address any questions, observations, concerns and ideas. Our community impact is demonstrated through our employees’ volunteer commitments and a corporate philanthropy program. Employees worldwide volunteer their time to mentor students, enhance local education initiatives, care for the elderly, assist at homeless shelters and provide hands-on help to those affected by natural disasters.

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
▪
Inclusion – We are committed to creating a culture that supports inclusion. Our employee resource groups, which are organized around employee affinities and are open to all employees, provide an important development forum for employees. We have launched four such employee resource groups over the past seven years, which serve as a model for future groups: LINKwomen, LINKparents, LINKup and LINKability.

Governance

We believe our corporate governance structure is designed to assure accountability to our stakeholders and to make certain that we conduct business in a responsible, ethical way. We maintain a comprehensive Code of Conduct that details the expectations and requirements we have as an organization for our employees. This Code of Conduct applies to all employees, whether we are engaging in peer-to-peer interactions, working to comply with complex regulations, marketing our products, purchasing materials, creating new products, managing our finances or interacting with our communities and customers.

Our board of directors is broadly responsible for contributing to the strategic direction and oversight of the company. There are five standing board committees, including: Audit; Nominating and Corporate Governance; Management Development and Compensation; Strategy and Risk; and Sustainability. Among its duties and responsibilities, the board oversees management’s direction of the legal, ethical and socially responsible behavior of the company, such as developing effective performance measurement systems, reviewing the company's long-term strategy and overseeing risk management processes.

Our Leadership Council, which consists of nine members of senior management, is responsible for directing the development and implementation of the company's strategic plan and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.

Internet Access

Our Internet address is www.koppers.com. Our recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on our website under Investor Relations – Financials & Filings – SEC Filings or from the Securities and Exchange Commission at its website, www.sec.gov, as soon as reasonably practicable after such filings are made with the Securities and Exchange Commission. Additionally, we routinely post additional important information, including press releases, investor presentations, and notices of upcoming events under the "Investor Relations" section of our website and recognize our website as a channel of distribution to reach public investors and as a means of disclosing (including initially or exclusively) material non-public information for complying with disclosure obligations under Regulation FD. The contents of our Internet site are not incorporated by reference into this document.

Koppers Holdings Inc. 2024 Annual Report

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
▪
The primary raw material used by our CMC business is coal tar, a by-product of coke production. Currently, our CMC business supplies our North American RUPS business with 100 percent of its creosote requirements. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar or creosote imports to meet future creosote demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers. Additionally, if pitch markets decline significantly domestically, the domestic creosote markets will become out of balance with pricing and volumes.
▪
In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in reduced profitability for our coal tar-based products.
▪
Our price realizations and profit margins for phthalic anhydride, naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, such as ortho-xylene, or market indices derived from crude oil. These fluctuations may reduce profitability in the future.
▪
We import certain raw materials that are used in our products that are, or may become, subject to tariffs, trade restrictions or supply chain disruptions. For example, we sell and purchase goods and raw materials from Canada both with third parties and our subsidiaries. In addition, the potential for regional conflict between China and Taiwan could result in disruptions of raw materials that our CMC and KPC businesses source from China and Taiwan.

In addition, geopolitical events, such as systemic political or economic instability, civil unrest, outbreak of war or expansion of hostilities or acts of terrorism, whether occurring in the United States or abroad, could disrupt our operations or the operations of one or more of our raw material suppliers or customers, or could severely damage or destroy one or more of our facilities located in the affected areas, which could in turn adversely affect our ability to obtain raw materials from our suppliers, manufacture final products from the raw materials, or transport products to our customers. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy.

Koppers Holdings Inc. 2024 Annual Report

Further, the United States government, other governments or international organizations could impose sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include raw material suppliers or customers. For example, due to the Russian invasion of Ukraine, our European-based CMC business lost a substantial portion of its coal tar supply that were previously sourced from the Russian Federation and Ukraine. Geopolitical events further impacting these countries, or other countries from which we source raw materials or where our facilities or customers are located, could adversely affect the impacted business segments. Additionally, the current US presidential administration has imposed new tariffs on imports to the United States, and although considerable uncertainty remains, has indicated that it may impose additional tariffs or significantly increase existing tariffs, including on goods imported from Canada, Mexico and China, all of which could negatively impact our business.

If the costs of raw materials increase significantly (including as a result of tariffs) and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Any such occurrence could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

We face risks related to our substantial indebtedness.

As of December 31, 2024, we had total outstanding debt of $939.5 million, and approximately $337.0 million of additional unused borrowing capacity under our credit agreement (the Credit Facility) with a consortium of banks, which includes an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. Our high level of debt can result, and in the past has resulted, in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, including paying our vendors within agreed upon terms, capital expenditures, and business opportunities.

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
▪
make certain acquisitions;

Koppers Holdings Inc. 2024 Annual Report

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

Although no one customer accounted for more than six percent of our net sales for the year ended December 31, 2024, our top ten customers accounted for approximately 38 percent of our net sales in the aggregate. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.

Koppers Holdings Inc. 2024 Annual Report

We may not be able to implement price increases sufficient to compensate for increased operating costs and raw material costs in our businesses.

We have experienced and may experience further increased operating costs and raw material costs in our businesses (including as a result of tariffs). Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased operating and raw material costs or may decrease demand for our products and our volume of sales. In addition, contractual terms with customers may limit our ability to implement price increases necessary to recover increased operating and raw material costs in our businesses. Our profitability could be adversely affected if we are unable to implement adequate price increases.

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
▪
the marketing, sale, use and registration of our chemical products, such as creosote, CCA, DCOI, MicroPro® and naphthalene;

Koppers Holdings Inc. 2024 Annual Report

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
▪
the Great Britain Biocidal Products Regulation, which requires a biocidal product to be authorized before it can be marketed or used in Great Britain; and
▪
other matters relating to environmental protection, health and safety.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remediation obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2024 were $10.3 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental controls. Capital expenditures related to environmental controls in 2025 are expected to total approximately $10.6 million and are expected to be funded by operations.

Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at our sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

Koppers Holdings Inc. 2024 Annual Report

In Australia, the National Greenhouse and Energy Reporting Scheme requires large volume emitters (such as Koppers) to report emissions and energy use to the government annually and, if they exceed certain thresholds, the ‘Safeguard Mechanism’ requires facilities to set an emissions baseline and purchase certificates if they exceed that baseline. Although Koppers does not currently exceed the threshold for the Safeguard Mechanism (100,000 TCO2e scope 1 emissions), it is foreseeable that the government could lower the threshold in the future. The Australian government has released draft legislation that seeks to introduce mandatory requirements for large businesses and financial institutions to disclose their climate-related risks and opportunities. It is anticipated that Koppers Australia will be required to disclose its climate related impacts, risks and opportunities from the financial year commencing on July 1, 2026. At the state level in Australia, the New South Wales Environment Protection Authority released its Climate Change Policy and Action Plan, which proposes to introduce greenhouse gas emission targets and limits on environment protection licenses. The Australian Competition and Consumer Commission and the Australian Securities and Investments Commission both announced they would be increasing monitoring of, and penalties for, misleading statements in relation to net zero commitments.

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

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have, at times, negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather. Finally, natural disasters, including but not limited to wildfires, hurricanes and earthquakes, could affect our revenue and operating results. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major wildfire, hurricane or other natural disaster were to disrupt the supply of our raw materials or damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Global climate change may exacerbate the frequency and intensity of adverse weather conditions or natural disasters, such as wildfires, hurricanes, tornadoes, droughts, water shortages, rainfall, unseasonably warm or cold winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold and used and where our supply chains are located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the United States and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact our operating results.

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

Koppers Holdings Inc. 2024 Annual Report

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

Without Beazer East continuing to assume the financial responsibility under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income, liquidity and cash flows. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to environmental matters covered by the Indemnity. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

Litigation and other proceedings against us could be costly and time-consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions, which may have a material adverse effect on us.

We are and have been a defendant in a significant number of lawsuits in which the plaintiffs claim they have suffered a variety of illnesses (including cancer) and/or property damage as a result of exposure to coal tar pitch, pavement sealer, benzene, wood treatment chemicals and other chemicals. In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, and customer and supplier disputes arising out of the conduct of our business. We also are involved in various litigation and proceedings relating to environmental matters. Any litigation, investigation or regulatory enforcement action that may arise in these or other contexts could result in substantial costs and liabilities, may divert management’s attention and resources away from the day-to-day operation of our business, and could have a material adverse effect on our business, cash flow and financial condition. Additional information on litigation matters is available in Note 17 of the Notes to Consolidated Financial Statements, Commitments and Contingent Liabilities.

As discussed in the previous section, we are indemnified for certain product liability exposures under the Indemnity with Beazer East related to products sold prior to the closing of the acquisition of assets from Beazer East. Beazer East and Beazer Limited may cease to meet their indemnification obligations. In addition, Beazer East could choose to challenge its indemnification obligations or our satisfaction of the conditions to indemnification imposed on us thereunder. If for any reason (including disputed coverage or financial incapability), one or more of such parties fail to perform their obligations, and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheet with respect to such matters, which could result in us having a significant negative net worth.

Koppers Holdings Inc. 2024 Annual Report

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

At December 31, 2024, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and operating lease right-of-use assets) totaled $1,186.7 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.

We are subject to risks inherent in foreign operations, including additional legal regulation and changes in social, political and economic conditions.

We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2024, net sales from products sold by our foreign subsidiaries accounted for approximately 27 percent of our total net sales. We are also subject to the risks normally associated with foreign operations, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables in developing countries.

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

For example, some of our operations are subject to the United Kingdom’s and European Union’s General Data Protection Regulation (GDPR). The GDPR imposes a range of compliance obligations for companies that process personal data of United Kingdom and European Union residents and includes financial penalties for non-compliance. We process personal data of our employees who are United Kingdom or European Union residents and will continue dedicating financial resources and management time to GDPR compliance. We bear the cost of compliance with the GDPR and are subject to fines and penalties in the event of a breach of the GDPR, which could have an adverse impact on our business, financial condition and results of operations.

Koppers Holdings Inc. 2024 Annual Report

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

We have experienced increased labor shortages at some of our production facilities and other locations. A number of factors have had, and may continue to have, adverse effects on the labor force available to us, including reduced employment pools, unemployment subsidies, including unemployment benefits, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our workforce have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.

Our post-retirement obligations are currently underfunded. We may be required to make significant cash payments to our pension and other post-retirement plans, which will reduce the cash available for our business.

As of December 31, 2024, our benefit obligations under our defined benefit pension plans exceeded the fair value of plan assets by $10.2 million excluding the largest United States qualified plan that was terminated in February 2025. Our pension asset funding to total pension obligation ratio was 77 percent as of December 31, 2024 on the same basis. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which increased the discounted pension liabilities. In addition, our obligations for other post-retirement benefits are unfunded and total $5.7 million at December 31, 2024.

During the years ended December 31, 2024 and 2023, we contributed $9.4 million and $2.7 million, respectively, to our post-retirement benefit plans. For normal plan operations, management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.

We may incur significant charges in the event we close all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility, any of which could cause us to incur significant charges. The actual costs to close a manufacturing facility may exceed our original cost estimates and may have a material adverse effect on our financial condition, cash flow from operations and results from operations.

Koppers Holdings Inc. 2024 Annual Report

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

We have been subject to cyberattacks in the past, including phishing and malware incidents, and although no such attack has had a material adverse effect on our business, this may not be the case with future attacks. As the prevalence of cyberattacks continues to increase, our information technology systems may be subject to increased security threats and we may incur additional costs to upgrade and maintain our security measures in place to detect and prevent such threats. The security and privacy measures that our vendors and customers implement may not be sufficient to detect and prevent cyberattacks that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There are no assurances that our security measures, our business continuity and disaster recovery plans or actions or our investments to improve the maturity of our systems, processes and risk management framework to mitigate vulnerabilities will be sufficient or completed quickly enough to prevent or detect or limit the impact of critical adverse events such as cyberattacks or security breaches. Potential consequences include, but are not limited to, transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information, regulatory fines, penalties or litigation, reputational damage, reimbursement or other compensatory costs and additional compliance costs. Any of these could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Koppers Holdings Inc. 2024 Annual Report

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

Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our Articles of Incorporation) and our Third Amended and Restated Bylaws (our Bylaws) provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:

▪
Our shareholders are able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.
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

In recent history, the U.S. and global economy and capital markets have experienced significant uncertainties and volatility. Our business and operating results can be significantly affected by global economic issues. Our customers may experience deterioration of their business during the adverse business cycles. They may experience cash flow shortages and may have difficulty obtaining financing. As a result, our customers may delay or cancel plans to purchase our products and may not be able to fulfill their payment obligations to us in a timely fashion. Our suppliers may experience similar conditions which could impact their ability to supply us with raw materials and otherwise fulfill their obligations to us. If global economic conditions deteriorate significantly, there could be a material adverse effect to our results of operations, financial condition and cash flows.

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

Koppers Holdings Inc. 2024 Annual Report

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

Koppers Holdings Inc. 2024 Annual Report

Our strategy to selectively pursue complementary acquisitions or divestitures may present unforeseen obstacles, risks or costs.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and the markets where we sell our products, as well as divestiture opportunities. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture, divestiture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire or divest any particular business. Also, efforts to divest businesses, acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future or have recently acquired, which could lead to increased operating costs, a failure to realize anticipated operating synergies, or both.

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

Koppers Holdings Inc. 2024 Annual Report

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

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial condition. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Koppers Holdings Inc. 2024 Annual Report

ITEM 1C. CYBERSECURITY

We are committed to implementing all reasonable measures to ensure the confidentiality, integrity and availability of data that is owned and managed by us. We also endeavor to protect confidential information that is shared with us by our business partners. The cybersecurity program at Koppers has been designed based on an industry standard cybersecurity framework and is aligned with local and regional compliance requirements. The cybersecurity program is reviewed periodically by an independent third-party, and the results are shared with the board of directors. Components of the cybersecurity program are guided by the results of the independent third-party assessment. The cybersecurity program is part of the larger Enterprise Risk Management (ERM) program which is reviewed by management and the board of directors on a periodic basis. Compliance with the cybersecurity program is ensured via policies, procedures, training, and systems.

Information security policies at Koppers lay out the guardrails that ensure compliance with the program. Examples of guardrails set within the information security policies at Koppers include, where appropriate, application of the principle of least privilege when granting access (the principle that a user or entity should only have access to the specific data, resources and applications needed to complete a required task), logging and monitoring activity of privileged accounts, authorized physical and logical access to information technology (IT) systems, and requiring maintenance of confidentiality of non-public information. Standard operating procedures (SOPs) help to ensure accuracy and completeness of various IT tasks being performed throughout the organization. SOPs include incorporating data processing agreements in contracts, commissioning and decommissioning of IT systems, granting role-based user access, patch management, and change management. Training is conducted regularly for all employees who interact with Koppers IT systems. Specialized training is also conducted for employees who deal with sensitive data. Security systems have been deployed to manage vulnerabilities within the IT environment, and periodic penetration tests validate the Koppers security posture.

IT systems are protected using various tools like multi-factor authentication (MFA), virtual private network (VPN), firewalls, end-point protection, spam and web filters, mobile device management, and privileged access management. A third-party monitoring service aids in detecting any threats or anomalies with the network. A multi-department incident response plan has been developed to facilitate a swift response in the event of a cybersecurity incident, which includes notifying the appropriate regulatory agencies. IT systems critical to the business operations have been identified and plans have been developed for a swift recovery of IT services in the event of a service failure. We conduct annual security reviews of all service providers that provide critical service to the business. A cybersecurity risk assessment is conducted prior to contracting with a new IT cloud service provider providing high-impact services.

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

Koppers Holdings Inc. 2024 Annual Report

ITEM 2. PROPERTIES

The following chart sets forth information regarding our production facilities as of February 27, 2025. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest
Railroad and Utility Products and Services
Rail joint bars	Huntington, West Virginia	Leased
Railroad crosstie materials recovery	Domino, Texas	Leased
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Railroad crossties	Camden, Arkansas	Owned/Leased
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Railroad crossties	Guthrie, Kentucky	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Williamsville, Missouri	Owned
Railroad crossties and utility poles	Somerville, Texas	Owned
Railroad structures	Madison, Wisconsin	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Utility poles	Eutawville, South Carolina	Owned
Utility poles	Grafton, New South Wales, Australia	Owned
Utility poles	Kennedy, Alabama	Owned
Utility poles	Leesville, Louisiana	Owned
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Utility poles	Mathiston, Mississippi	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vance, Alabama	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products and phthalic anhydride	Stickney, Illinois	Owned

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Koppers Holdings Inc. 2024 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 27, 2025. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	44	Chief Legal and Sustainability Officer and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	56	Chief Executive Officer and Director of Koppers Holdings Inc. and Koppers Inc.
Tushar Lovalekar	53	Vice President, Information Technology, Koppers Inc.
Stephen G. Lucas	59	Senior Vice President, Culture and Engagement, Koppers Inc.
Bradley A. Pearce	58	Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
Daniel J. Skrovanek, Ph.D.	63	Vice President, Growth and Innovation, Koppers Inc.
Jimmi Sue Smith	52	Chief Financial Officer, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
James A. Sullivan	61	President and Chief Operating Officer, Koppers Holdings Inc. and Koppers Inc.
Kevin Washington	56	Vice President, External Relations, Koppers Inc.

Ms. Apostolou has served as Chief Legal and Sustainability Officer and Secretary since January 2025. Ms. Apostolou served as General Counsel and Secretary of Koppers Holdings Inc. and Koppers Inc. from March 2020 to December 2024. Ms. Apostolou has served as a Director of Koppers Inc. since March 2020. From January 2019 to February 2020, Ms. Apostolou served as Deputy General Counsel and Assistant Secretary of Koppers Holdings Inc. and Koppers Inc.

Mr. Ball has served as Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. since January 2024. Mr. Ball served as President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. from January 2015 to December 2023. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.

Mr. Lovalekar has served as Vice President, Information Technology, Koppers Inc. since March 2016.

Mr. Lucas has served as Senior Vice President, Culture and Engagement, Koppers Inc. since January 2025. Mr. Lucas served as Vice President, Culture and Engagement, Koppers Inc. from April 2022 to December 2024. Prior to joining Koppers, from July 2014 to April 2022, Mr. Lucas served as Vice President, Human Resources of AMETEK, Inc., a publicly traded manufacturer of electronic instruments and electromechanical devices.

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

Mr. Washington has served as Vice President, External Relations, Koppers Inc. since June 2022. Prior to joining Koppers, from October 2012 to June 2022, Mr. Washington served as Head of Government Affairs of Illinois Tool Works Inc., a publicly traded manufacturer of industrial products and equipment.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and traded on the NYSE under the symbol KOP.

The number of registered holders of Koppers common stock at January 31, 2025 was 55.

Koppers Holdings Inc. 2024 Annual Report

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

We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Accordingly, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. On February 12, 2025, the board of directors declared a quarterly dividend of $0.08 per common share, payable on March 24, 2025 to shareholders of record as of March 7, 2025. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2024.

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
October 1 – October 31	0	$0.00	0	$11.9
November 1 – November 30	26,906	$38.81	26,906	$10.9
December 1 – December 31	0	$0.00	0	$10.9
Total	26,906		26,906
(1)
On August 6, 2021, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program had no expiration date. On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date and replaces our previous share repurchase program of $100 million.
(2)
Excludes any fees or commissions associated with the share repurchases.

ITEM 6. RESERVED

Koppers Holdings Inc. 2024 Annual Report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See description of the segments in Item 1 – Business.

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. Adjusted EBITDA is the measure of profitability we use to evaluate our businesses. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management's short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management.

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

Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before interest, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include certain expenses associated with impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, LIFO, mark-to-market commodity hedging, cloud-computing amortization expenses and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An Adjusted EBITDA Reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.

We do not provide reconciliations of guidance for adjusted EBITDA and adjusted EPS to comparable GAAP measures, in reliance on the unreasonable efforts exception. We are unable, without unreasonable efforts, to forecast certain items required to develop meaningful comparable GAAP financial measures. These items include, but are not limited to, restructuring and impairment charges, acquisition-related costs, mark-to-market commodity hedging, and LIFO adjustments that are difficult to forecast for a GAAP estimate and may be significant. Forward-looking statements, including the guidance below, are based upon current expectations and are subject to factors that could cause actual results to differ materially from those set forth below. Please see “Forward-Looking Statements” for more information.

Outlook

After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we anticipate taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions, some of which are one-time savings and some of which are expected to be permanent savings, are intended to ensure that we extend our decade-long growth in profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences.

Our keys to success in 2025 include:

•
For our RUPS segment, our focus is to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) maximize opportunities for increased volumes, including expanding our customer base into the Texas, western and midwestern utility pole markets and (iii) lower operating and selling, general and administrative expenses.
•
For our PC segment, our focus is to (i) acquire new customers in our residential preservatives markets to offset certain customer market share losses, (ii) expand market share in our industrial preservatives markets and (iii) align and improve our cost structure.
•
For our CMC segment, our focus is to (i) execute on domestic plant restructuring projects, (ii) optimize and develop markets for enhanced carbon products and (iii) implement global tar and pitch strategies.

Koppers Holdings Inc. 2024 Annual Report

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie purchases in 2025 is approximately 19.5 million ties, with approximately 13.3 million for Class I railroads. This is slightly lower than the estimated 2024 crosstie purchases of approximately 19.6 million crossties with the small decrease expected to be from Class I railroads. We expect the crosstie market to remain stable.
•
Market demand for utilities poles is expected to grow in 2025 with most of the growth concentrated in the second half of the year, while demand in the first half is expected to remain relatively flat. Key drivers include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures and extreme weather protection. Recently, the realization of potential productivity gains from artificial intelligence (AI) has significantly increased the demand for electricity. Technology companies are now securing power supplies for data centers to fuel AI, resulting in higher volume demand for both distribution and transmission wood poles. We will continue to focus on expanding our presence in the western and midwestern United States and Canada along with improving our efficiency and capturing new customers to increase our market share.
•
Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 1.2 percent in 2025. While the LIRA projects a mild increase in 2025, our PC business expects flat or lower volumes as a result of customer market share shifts.
•
For the external markets served by our CMC business, we have experienced a slowdown in the near-term in manufacturing overall, including the steel, aluminum and carbon black industries. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of the long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products, investing in projects to increase distillation yields and balancing raw material supply and cost with customer demand and pricing.

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) changes in foreign exchange rates; and (vi) the other factors set forth in the section titled "Forward-Looking Statements." Any or all of these or other factors could impact our actual results for 2025.

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

Results of Operations – Comparison of Years Ended December 31, 2024 and December 31, 2023

Consolidated Results

Net sales for the years ended December 31, 2024 and 2023 are summarized by segment in the following table:

	Year Ended December 31,
	2024	2023	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$942.7	$897.9	$44.8	5.0%
Performance Chemicals	651.6	671.6	(20.0)	-3.0%
Carbon Materials and Chemicals	497.8	584.7	(86.9)	-14.9%
Total	$2,092.1	$2,154.2	$(62.1)	-2.9%

Koppers Holdings Inc. 2024 Annual Report

RUPS net sales increased largely due to $29.5 million of pricing increases for crossties and utility poles, along with higher volumes for these products and an increase in activity in our railroad bridge services business, partly offset by lower activity in our crosstie recovery business. Volumes in our domestic utility pole business increased 6.9 percent primarily as a result of our acquisition of Brown Wood and was partly offset by a decrease in our legacy utility pole business due to temporary customer overstock and budget realignment.

PC net sales decreased due primarily to sales to the recently acquired Brown Wood of approximately $9 million no longer being included in our reported sales beginning April 1, 2024, lower volumes of our industrial non-copper based preservatives and lower pricing of $3.1 million in the Americas.

CMC net sales decreased largely due to $81.4 million of lower sales prices across most products, especially carbon pitch where prices were down approximately 20 percent globally, along with $25.0 million of lower volumes of carbon pitch. The decreases in carbon pitch prices and volumes were driven by reduced market demand in the current year period. These decreases were partly offset by volume increases for phthalic anhydride and other products.

Cost of sales as a percentage of net sales was 80 percent for both periods as lower raw material costs were offset by the market driven reduction in sales. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $10.5 million higher when compared to the prior year period as a result of recent capital expenditures including growth projects such as the expansion of our RUPS facility in North Little Rock, Arkansas and the yield enhancement project at our CMC facility in Nyborg, Denmark, as well as the acquisition of Brown Wood. Additionally, asset retirement obligations in our European CMC operations and its related depreciation expense increased during 2024 when compared to the prior year period.

Selling, general and administrative expenses were $5.2 million higher when compared to the prior year period due mainly to an increase in compensation-related costs along with an increase in professional service and insurance expenses.

Impairment and restructuring charges were $16.9 million in 2024 due primarily to the decision to discontinue phthalic anhydride production at our facility in Stickney, Illinois and our workforce reduction program across selected U.S. locations to streamline operations and reduce costs. See Note 3 – Acquisitions, Divestitures and Discontinued Operations.

Loss (gain) on sale of assets was primarily related to the liquidation of our former coal tar distillation facility located in China while the gain on sale of assets for 2023 was related to a sale of assets at that same facility. See Note 3 – Acquisitions, Divestitures and Discontinued Operations.

Interest expense was $5.2 million higher when compared to the prior year period due to higher borrowings and interest rates, partly offset by the write-off of debt issuance costs in 2023.

Loss on pension settlement was $4.0 million in 2024. See Note 14 – Pensions and Post-Retirement Benefit Plans.

Income tax expense decreased by $14.1 million when compared to the prior year period due primarily to lower income before income taxes. See Note 10 – Income Taxes.

Koppers Holdings Inc. 2024 Annual Report

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Year Ended December 31,
	2024	2023	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$82.3	$84.0	$(1.7)	-2.0%
Performance Chemicals	142.7	123.1	19.6	15.9%
Carbon Materials and Chemicals	36.6	49.3	(12.7)	-25.8%
Total Adjusted EBITDA	$261.6	$256.4	$5.2	2.0%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	8.7%	9.4%	-0.7%	-7.4%
Performance Chemicals	21.9%	18.3%	3.6%	19.7%
Carbon Materials and Chemicals	7.4%	8.4%	-1.0%	-11.9%

RUPS adjusted EBITDA decreased due primarily to $50.3 million of higher raw material, operating and allocated selling, general and administrative expenses, which combined to more than offset net sales increases and $11.8 million from improved plant utilization.

PC adjusted EBITDA increased despite lower sales, as a result of lower raw material and logistics costs offsetting lower sales prices. Lower raw material costs were favorably impacted by timing, including an increase in gains realized from our copper-hedging program, net of an increase in the cost of scrap copper recognized to date.

CMC adjusted EBITDA decreased as a result of lower sales prices, lower plant utilization and higher operating expenses, partly offset by a $56.5 million reduction in raw material costs, particularly in Europe, as well as lower allocated selling, general and administrative costs and higher volumes of phthalic anhydride.

The discussion and analysis of our consolidated results of operations and cash flows for the years ended December 31, 2023 compared to December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations which was previously filed with the SEC.

Adjusted EBITDA Reconciliation. The following table reconciles net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP, to adjusted EBITDA on a consolidated basis:

	Year Ended December 31,
	2024	2023
(Dollars in millions)
Net income	$48.6	$89.8
Interest expense	76.2	71.0
Depreciation and amortization	67.5	57.0
Income tax provision	20.7	34.8
Sub-total	213.0	252.6
Adjustments to arrive at adjusted EBITDA:
LIFO expense(1)	6.1	6.0
Impairment, restructuring and plant closure costs	17.3	0.1
Loss (gain) on sale of assets	10.7	(1.8)
Mark-to-market commodity hedging losses (gains)	7.9	(0.5)
Acquisition inventory step-up amortization	2.3	0.0
Pension settlement	4.0	0.0
Amortization of cloud-based software implementation costs	0.3	0.0
Total adjustments	48.6	3.8
Adjusted EBITDA	$261.6	$256.4

(1) The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Koppers Holdings Inc. 2024 Annual Report

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2024 was $119.4 million compared to $146.1 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, less working capital usage which was higher in the current year primarily as a result of the timing of purchases and payments.

Net cash used in investing activities for the year ended December 31, 2024 was $173.3 million compared to $116.0 million in the prior year. The increase was due to cash paid for the Brown Wood acquisition, partly offset by lower capital expenditures. Capital expenditures were higher in the prior year period due to investment in growth projects, such as the expansion of our RUPS facility in North Little Rock, Arkansas which was completed in the fourth quarter of 2023 and a yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024.

Net cash provided by financing activities for the year ended December 31, 2024 was $35.7 million compared to $2.6 million in the prior year. The primary source of financing cash flows for the year ended December 31, 2024 was net borrowings of $88.7 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends paid. In the prior year, the sources of financing cash flows were net borrowings of $23.1 million and issuances of common stock due to the exercise of stock options and the primary uses of financing cash flows were repurchases of common stock, payments of debt issuance costs and dividends paid.

Liquidity and Capital Resources

As of December 31, 2024, liquidity from our Credit Facility and cash on hand was approximately $381 million. Our Credit Facility is described in Note 15 – Debt.

Our need for cash in the next twelve months relates primarily to contractual obligations which includes debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions or voluntary pension plan contributions, including pension plan settlements. Capital expenditures in 2025, excluding acquisitions, if any, are expected to total approximately $65 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of December 31, 2024 and 2023, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date and replaces our previous share repurchase program of $100 million, which was approved in August 2021 and had approximately $11 million remaining.

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

	Payments Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
(Dollars in millions)
Purchase commitments	$207.5	$306.9	$76.6	$0.2	$591.2

Contractual obligations are primarily related to our debt agreements and operating leases. See Note 15 – Debt for discussion of the contractual obligations under our debt agreements, including interest payments and the timing of principal repayments. See Note 16 – Leases for discussion of our operating lease obligations.

Koppers Holdings Inc. 2024 Annual Report

Pension and other employee benefit plan funding contributions (for defined benefit plans) are expected to total approximately $4.0 million in 2025, for normal plan operations. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions, which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. In addition, we terminated our largest United States qualified defined benefit plan through a funding payment of $14 million in February 2025. The funded status of our defined benefit plans is disclosed in Note 14 – Pensions and Post-Retirement Benefit Plans.

See Note 10 – Income Taxes for discussion of unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Bank Debt Covenants at December 31, 2024

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

▪
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 5.0. The total net leverage ratio as of December 31, 2024 was 3.20. Effective during the second quarter of 2025, the total net leverage ratio will not be permitted to exceed 4.75.
▪
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of December 31, 2024 was 3.95.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants can be affected by events beyond our control.

Other Matters

Foreign Operations and Foreign Currency Transactions

We are subject to foreign currency translation fluctuations due to our foreign operations. See the Consolidated Statement of Comprehensive Income for the impact that exchange rate fluctuations had on comprehensive income. Foreign currency transaction gains and losses result from transactions denominated in a currency that is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains (losses) were $(0.9) million, $1.0 million, and $(0.8) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Koppers Holdings Inc. 2024 Annual Report

We utilize the work of third-party specialists to assist in the fair value estimates. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those key assumptions include discount rates (12.0 percent – 18.0 percent), market multiples (5.1 – 7.0 times adjusted EBITDA) and terminal growth rates (5.0 – 6.5 times adjusted EBITDA) as well as future forecasts of revenue growth and adjusted EBITDA, which are based on our strategic plan. The strategic plan is updated as part of the annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during the fiscal year based on changes in operating or economic conditions. The actual fair value may vary from our estimate under the market approach for many reasons, including because the peer group valuation differs from how investors value our business, valuation multiples change as a result of market conditions, changes in our business assumptions and other factors. Discount rates may be impacted by adverse changes in macroeconomic environment, volatility in the equity and debt markets or other factors. Our key assumptions are materially consistent with prior year.

During the fourth quarter of 2024, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. We determined the fair value of each of the reporting units exceeded its respective carrying amount; therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2024. The estimated fair value, as calculated at October 31, 2024, for the three reporting units ranged from approximately 22 percent to 103 percent greater than their carrying value (eight percent to 110 percent at the previous impairment assessment date). Our reporting units could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we experience a substantial decrease in our stock price.

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

Pension and Post-retirement Benefits. Accounting for pension and other post-retirement benefit obligations involves numerous assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations and the expected long-term return on plan assets.

Koppers Holdings Inc. 2024 Annual Report

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our pension plans and our other post-retirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates at December 31, 2024, we used our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a hypothetical bond portfolio to match expected cash flows under our benefit plans. The bonds used are rated AA or higher by a recognized rating agency, and only non-callable bonds are included with the exception of those with a make-whole call feature. The actuary limited the selection to those bonds with a minimum of 100,000 outstanding issues. Outlier bonds whose yields exceeded two standard deviations from the yield curve derived from similar quality bonds were excluded.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates by 0.25 percent for our pension plans and 0.25 percent for our other post-retirement benefit plans would increase pension obligations and other post-retirement benefit plan obligations by $3.1 million. Increasing the discount rates by the same amount would not have a material effect on defined benefit pension expense and other post-retirement benefit plan expense.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at 100 percent fixed income securities and cash equivalents for the funded U.S. pension plan), past performance and other factors, including expected re-allocations of asset mix occurring within a reasonable period of time. Our asset rate of return assumption is 4.92 percent for 2024 defined benefit pension expense. Decreasing the asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $0.3 million.

See Note 14 – Pensions and Post-Retirement Benefit Plans for detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other post-retirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Environmental Liabilities. As discussed under Environmental Matters in Item 1 – Business and Note 17 to the Consolidated Financial Statements, we are subject to federal, state, local, and foreign laws and regulations, and potential liabilities relating to the protection of the environment and human health and safety. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or other requirements, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. The amount accrued is determined through the evaluation of various information, which could include claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, and our prior experience. Inherent uncertainties exist in such estimates primarily due to unknown conditions and other circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. See Note 17 – Commitments and Contingent Liabilities for information about environmental liabilities.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2024. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on copper price, interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Koppers Holdings Inc. 2024 Annual Report

Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. See Note 5 – Derivative Financial Instruments for quantities and the financial statement impact of these contracts as of December 31, 2024. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2024 market price of copper, the fair value of these contracts would be a loss of $28.2 million. This hypothetical loss would be allocated $11.1 million to other comprehensive income and $17.1 million recognized in income, before tax.

Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our interest payments on our variable rate debt obligations. See Note 15 – Debt for discussion of the changes in debt and Note 5 - Derivative Financial Instruments for discussion of our interest rate swap agreements. For variable rate debt, interest rate changes impact earnings and cash flows. Assuming other factors are held constant, a one percentage point increase in interest rates would have decreased earnings and cash flows by approximately $5.5 million over a twelve-month period, holding other variables constant, inclusive of interest rate swap effects.

Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2024, would be a reduction of approximately $4.2 million.

Koppers Holdings Inc. 2024 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Koppers Holdings Inc.

Koppers Holdings Inc. 2024 Annual Report

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2024. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on the following page.

February 27, 2025

/S/ LEROY M. BALL
Leroy M. Ball
Chief Executive Officer

/S/ JIMMI SUE SMITH
Jimmi Sue Smith
Chief Financial Officer

Koppers Holdings Inc. 2024 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Koppers Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 27, 2025

Koppers Holdings Inc. 2024 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Koppers Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Koppers Holdings Inc. 2024 Annual Report

Assessment of the carrying value of Goodwill in the Utility Products Reporting Unit

As described in Note 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2024 was $317.1 million, of which $104.7 million was related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls over the development of the forecasted revenue growth rates, forecasted EBITDA margins, and discount rate assumptions. We compared the Company’s historical forecasted revenue growth rates and forecasted EBITDA margins to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted revenue growth rates and forecasted EBITDA margins by comparing the forecasts to historical results and to forecasted information included in external industry reports. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
February 27, 2025

Koppers Holdings Inc. 2024 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions, except share and per share amounts)
Net sales	$2,092.1	$2,154.2	$1,980.5
Cost of sales	1,669.5	1,729.7	1,635.9
Depreciation and amortization	67.5	57.0	56.1
Selling, general and administrative expenses	179.3	174.1	153.3
Impairment and restructuring charges	16.9	0.0	0.0
Loss (gain) on sale of assets	10.7	(1.8)	(2.5)
Operating profit	148.2	195.2	137.7
Other income, net	1.3	0.4	2.5
Interest expense	76.2	71.0	44.8
Loss on pension settlement	4.0	0.0	0.0
Income from continuing operations before income taxes	69.3	124.6	95.4
Income tax provision	20.7	34.8	31.6
Income from continuing operations	48.6	89.8	63.8
Loss on sale of discontinued operations	0.0	0.0	(0.6)
Net income	48.6	89.8	63.2
Net (loss) income attributable to noncontrolling interests	(3.8)	0.6	(0.2)
Net income attributable to Koppers	$52.4	$89.2	$63.4
Earnings per common share attributable to Koppers common shareholders:
Basic -
Continuing operations	$2.54	$4.28	$3.05
Discontinued operations	0.00	0.00	(0.03)
Earnings per basic common share	$2.54	$4.28	$3.02
Diluted -
Continuing operations	$2.46	$4.14	$3.00
Discontinued operations	0.00	0.00	(0.02)
Earnings per diluted common share	$2.46	$4.14	$2.98
Weighted average shares outstanding (in thousands):
Basic	20,659	20,835	20,977
Diluted	21,291	21,539	21,313

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Net income	$48.6	$89.8	$63.2
Changes in other comprehensive income:
Currency translation adjustment	(30.3)	6.9	(21.6)
Cash flow hedges, net of tax of $0.5, $0.8 and $14.0	(1.4)	(2.7)	(38.8)
Pension adjustments, net of tax of $0.0, $(1.1) and $(0.5)	(0.1)	4.2	2.7
Total comprehensive income	16.8	98.2	5.5
Comprehensive (loss) income attributable to noncontrolling interests	(3.8)	0.5	(0.5)
Comprehensive income attributable to Koppers	$20.6	$97.7	$6.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2024 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$43.9	$66.5
Accounts receivable, net of allowance of $6.9 and $6.5	191.8	202.4
Inventories, net	404.6	395.7
Derivative contracts	1.5	7.1
Other current assets	38.8	27.3
Total current assets	680.6	699.0
Property, plant and equipment, net	660.8	631.7
Goodwill	317.1	294.4
Intangible assets, net	119.0	102.2
Operating lease right-of-use assets	89.8	90.5
Deferred tax assets	8.4	10.4
Other assets	14.5	7.3
Total assets	$1,890.2	$1,835.5
Liabilities
Accounts payable	$179.1	$202.9
Accrued liabilities	115.1	95.1
Current operating lease liabilities	26.7	22.9
Current maturities of long-term debt	4.9	5.0
Total current liabilities	325.8	325.9
Long-term debt	925.9	835.4
Operating lease liabilities	64.4	67.4
Accrued post-retirement benefits	14.9	31.6
Deferred tax liabilities	25.9	25.9
Other long-term liabilities	44.3	46.3
Total liabilities	1,401.2	1,332.5
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 25,761,084 and 25,163,238 shares issued	0.3	0.3
Additional paid-in capital	317.2	291.1
Retained earnings	490.3	444.0
Accumulated other comprehensive loss	(120.6)	(88.8)
Treasury stock, at cost, 5,480,230 and 4,302,996 shares	(198.5)	(147.7)
Total Koppers shareholders’ equity	488.7	498.9
Noncontrolling interests	0.3	4.1
Total equity	489.0	503.0
Total liabilities and equity	$1,890.2	$1,835.5

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2024 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$48.6	$89.8	$63.2
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	67.5	57.0	56.1
Stock-based compensation	20.8	17.3	13.2
Change in derivative contracts	7.9	(0.9)	6.5
Non-cash interest expense	3.3	4.9	2.8
Loss (gain) on sale of assets	10.0	(2.0)	(2.6)
Insurance proceeds	(1.0)	(1.7)	(0.8)
Deferred income taxes	2.8	5.7	2.7
Change in other liabilities	(2.6)	0.2	1.1
Other - net	6.3	2.2	5.3
Changes in working capital:
Accounts receivable	8.1	14.9	(32.3)
Inventories	(6.3)	(37.2)	(41.8)
Accounts payable	(19.4)	(0.4)	32.7
Accrued liabilities	(19.2)	(2.4)	(7.3)
Other working capital	(7.4)	(1.3)	3.5
Net cash provided by operating activities	119.4	146.1	102.3
Cash (used in) provided by investing activities:
Capital expenditures	(77.4)	(120.5)	(105.3)
Acquisitions	(99.3)	0.0	(14.7)
Insurance proceeds	1.0	1.7	0.8
Sale of assets	2.4	2.8	4.4
Net cash used in investing activities	(173.3)	(116.0)	(114.8)
Cash provided by (used in) financing activities:
Borrowings of credit facility	706.5	1,032.5	444.4
Repayments of credit facility	(712.1)	(896.4)	(406.1)
Borrowings of long-term debt	100.0	388.0	0.0
Repayments of long-term debt	(5.7)	(501.0)	(2.0)
Issuances of Common Stock	5.3	9.9	1.1
Repurchases of Common Stock	(50.8)	(20.1)	(23.6)
Payment of debt issuance costs	(1.6)	(5.3)	(4.8)
Dividends paid	(5.9)	(5.0)	(4.2)
Net cash provided by financing activities	35.7	2.6	4.8
Effect of exchange rate changes on cash	(4.4)	0.5	(4.5)
Net (decrease) increase in cash and cash equivalents	(22.6)	33.2	(12.2)
Cash and cash equivalents at beginning of period	66.5	33.3	45.5
Cash and cash equivalents at end of period	$43.9	$66.5	$33.3
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$23.9	$26.6	$12.1
Accrued capital expenditures	2.2	5.6	11.1
Acquisition non-cash consideration	2.7	0.0	0.0
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$78.5	$70.0	$41.3
Income taxes	27.6	34.3	20.7

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2024 Annual Report

KOPPERS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions, except per share amounts)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning of year	0.3	0.2	0.2
Issuance of common stock	0.0	0.1	0.0
Balance at end of year	0.3	0.3	0.2
Additional paid-in capital
Balance at beginning of year	291.1	263.9	249.5
Employee stock plans	20.8	17.3	13.2
Issuance of common stock	5.3	9.9	1.2
Balance at end of year	317.2	291.1	263.9
Retained earnings
Balance at beginning of year	444.0	360.2	301.0
Net income attributable to Koppers	52.4	89.2	63.4
Common Stock dividends ($0.28, $0.24 and $0.20 per share)	(6.1)	(5.4)	(4.2)
Balance at end of year	490.3	444.0	360.2
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(48.9)	(55.9)	(34.7)
Change in currency translation adjustment	(30.3)	7.0	(21.2)
Balance at end of year	(79.2)	(48.9)	(55.9)
Cash flow hedges:
Balance at beginning of year	(0.9)	1.8	40.6
Reclassification of cash flow hedges to expense, net of tax of $0.3, $0.5 and $13.4	(0.9)	(1.5)	(40.4)
Cash flow hedges, net of tax of $0.2, $0.3 and $(0.6)	(0.5)	(1.2)	1.6
Balance at end of year	(2.3)	(0.9)	1.8
Unrecognized pension prior service cost (benefit):
Balance at beginning and end of year	(0.5)	(0.5)	(0.5)
Unrecognized pension net loss:
Balance at beginning of year	(38.5)	(42.7)	(45.4)
Reclassification of unrecognized pension net loss to expense, net of tax of $1.4, $0.4 and $0.4	4.1	1.2	1.3
Revaluation of unrecognized pension net (loss) gain, net of tax of $(1.7), $0.7 and $0.1	(4.2)	3.0	1.4
Balance at end of year	(38.6)	(38.5)	(42.7)
Total balance at end of year	(120.6)	(88.8)	(97.3)
Treasury stock
Balance at beginning of year	(147.7)	(127.6)	(104.1)
Purchases	(50.8)	(20.1)	(23.5)
Balance at end of year	(198.5)	(147.7)	(127.6)
Total Koppers shareholders’ equity – end of year	488.7	498.9	399.4
Noncontrolling interests
Balance at beginning of year	4.1	3.6	4.2
Net (loss) income attributable to noncontrolling interests	(3.8)	0.6	(0.2)
Currency translation adjustment	0.0	(0.1)	(0.4)
Balance at end of year	0.3	4.1	3.6
Total equity – end of year	$489.0	$503.0	$403.0

The accompanying notes are an integral part of these consolidated financial statements.

Koppers Holdings Inc. 2024 Annual Report

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

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is used in the production of aluminum and steel in electric arc furnaces. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Our CMC segment will cease producing phthalic anhydride by mid-2025. See Note 3 – Acquisitions, Divestitures and Discontinued Operations.

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

Koppers Holdings Inc. 2024 Annual Report

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

Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $7.6 million and $7.8 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

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

Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (LIFO) basis, or net realizable value. Utilities and industrial products inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (FIFO) basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 57 percent and 58 percent of the FIFO inventory value at December 31, 2024 and 2023, respectively. In 2024, 2023 and 2022, we recorded inventory write-downs of $0.1 million, $0.6 million and $1.2 million, respectively, related to the lower of cost and net realizable value for our subsidiaries that value inventory on the FIFO basis.

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

Goodwill and other intangible assets – See Note 13 - Goodwill and Intangible Assets.

Deferred income taxes – Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in earnings in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. See Note 10 – Income Taxes.

Leases – Lease arrangements are determined whether or not to be a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease as of the start date and may include consideration of certain adjustments including non-lease components. ROU assets are determined based on the determined ROU lease liability and may include the consideration of certain adjustments including initial direct costs, prepaid lease payments, lease incentives received, and non-lease components. The option to extend or terminate a lease is included in the determination of the ROU asset and lease liability only when it is reasonably certain that we will exercise that option. See Note 16 – Leases.

Cloud-Based Software Implementation Costs – Costs incurred to implement cloud-based software arrangements are capitalized within other assets on the consolidated balance sheet. Once placed in-service, these costs are amortized over the remaining term of the service contract to the same caption in the consolidated statement of operations as the related service contract. As of December 31, 2024, capitalized cloud-based software implementation costs were $3.8 million and accumulated amortization of implementation costs were $0.3 million.

Koppers Holdings Inc. 2024 Annual Report

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

The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2024	2023
(Dollars in millions)
Asset retirement obligation at beginning of year	$15.2	$15.5
Accretion expense	1.0	1.1
Revision in estimated cash flows	(1.2)	(0.8)
Cash expenditures	(0.4)	(0.6)
Balance at end of year	$14.6	$15.2

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. We adopted this ASU retrospectively for all prior periods presented in the financial statements in the fourth quarter of 2024 and added the required disclosures in Note 9 – Segment Information.

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

Koppers Holdings Inc. 2024 Annual Report

3. Acquisitions, Divestitures and Discontinued Operations

Acquisition – On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, after post-closing working capital adjustments. We financed the acquisition with cash and available borrowings under our Credit Facility (as defined in Note 15 – Debt). Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition, which is included in our RUPS segment, increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business. Transaction costs, revenue and profit related to the acquisition were not material for the year ended December 31, 2024.

We accounted for the transaction as a business combination. The following table summarizes the purchase price and estimated fair value of assets acquired and liabilities assumed as of April 1, 2024.

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

Plant Closures and Asset Divestitures – We have closed and divested certain facilities in our RUPS and CMC segments in order to concentrate our facilities in regions where we believe we hold key competitive advantages to better serve our global customers.

▪
In December 2024, we made the decision to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and will substantially reduce annual emissions of certain regulated air contaminants. We have targeted mid-2025 for shutdown and expect to ramp down production of phthalic anhydride in the first half of 2025 as we build inventory to supply existing contracts through 2025, as necessary. We recorded restructuring charges of $7.9 million during the year ended December 31, 2024 related primarily to accelerated depreciation and asset write-down costs. We expect this action to result in pre-tax charges to earnings of $51 million to $55 million through the end of 2026, approximately $28 million of which constitutes non-cash charges and approximately $23 million to $27 million of which constitutes cash expenditures. Estimates of the total pre-tax amount in 2024 and future years for each major type of cost associated with the discontinuation plan are: (i) retention and severance costs of approximately $1 million, (ii) accelerated depreciation and asset write-down costs of approximately $28 million, and (iii) plant cleaning, waste disposal and demolition costs of approximately $22 million to $26 million.
▪
In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. In 2025, TISCO will assume the remaining assets, including land, and liabilities of KCCC. KCCC is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by TISCO. As a result of the signed agreement, we recorded a loss on sale of $5.9 million, net of non-controlling interest.

Koppers Holdings Inc. 2024 Annual Report

▪
In March 2023, we sold certain assets from our closed coal tar distillation facility located in China and recorded a gain on sale of $1.8 million.
▪
In March 2022, we sold our utility pole treating facility in Sweetwater, Tennessee and recorded a gain on sale of $2.5 million.

Additionally, in November 2024, we committed to a workforce reduction program across select U.S. locations, which is intended to streamline operations and reduce costs. This workforce reduction program will result in the reallocation of people and resources, which will include voluntary and expected future involuntary reductions in employees. We expect to incur pre-tax restructuring charges including but not limited to employee severance and related benefit costs. We also expect to incur consulting and other professional service fees to help execute these actions as well as for the design and implementation of the future structures and processes. As of December 31, 2024, we recorded restructuring charges and an accrual of $4.4 million.

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

4. Common Stock and Senior Convertible Preferred Stock

There was no senior convertible preferred stock issued or outstanding for the periods presented. The following table presents the changes in common stock and treasury stock:

	December 31,
	2024	2023	2022
(Shares in thousands)
Common Stock Issued:
Balance at beginning of year	25,163	24,547	24,027
Issued for employee stock plans	598	616	520
Balance at end of year	25,761	25,163	24,547
Treasury Stock:
Balance at beginning of year	(4,303)	(3,784)	(2,931)
Shares repurchased	(1,177)	(519)	(853)
Balance at end of year	(5,480)	(4,303)	(3,784)
Common Stock Outstanding	20,281	20,860	20,763

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings. In our consolidated statement of cash flows, settlements of derivative instruments are classified as operating activities.

Koppers Holdings Inc. 2024 Annual Report

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2026. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the unrealized gain or loss on the derivative is reported as cost of sales in the consolidated statement of operations.

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the consolidated statement of operations. As of December 31, 2024 and 2023, we had contracts totaling 3.5 million and 1.5 million gallons, respectively.

We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. These forward contracts related to foreign currency are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the consolidated statement of operations.

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

See the consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive (loss) income into net income for each of the three years ended December 31, 2024.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

	December 31, 2024
	Heating Oil Contracts	Interest Rate Swap Contracts	Copper Swap Contracts	Foreign Currency Forward Contracts	Total
(Dollars in millions)
Derivative contracts	$0.0	$1.2	$0.3	$0.0	$1.5
Other assets	0.0	1.0	0.0	0.0	1.0
Accrued liabilities	(0.5)	(0.5)	(7.6)	(0.9)	(9.5)
Other long-term liabilities	0.0	(1.3)	(1.6)	0.0	(2.9)
Net (liability) asset on balance sheet	$(0.5)	$0.4	$(8.9)	$(0.9)	$(9.9)
Accumulated other comprehensive loss, net of tax	$0.0	$(0.3)	$(2.0)	$0.0	$(2.3)

	December 31, 2023
	Heating Oil Contracts	Interest Rate Swap Contracts	Copper Swap Contracts	Foreign Currency Forward Contracts	Total
(Dollars in millions)
Derivative contracts	$0.0	$2.8	$4.1	$0.2	$7.1
Accrued liabilities	(0.3)	0.0	0.0	(0.1)	(0.4)
Other long-term liabilities	0.0	(6.5)	0.0	0.0	(6.5)
Net (liability) asset on balance sheet	$(0.3)	$(3.7)	$4.1	$0.1	$0.2
Accumulated other comprehensive (loss) gain, net of tax	$0.0	$(2.9)	$2.0	$0.0	$(0.9)

We estimate unrealized losses, net of tax, for commodity price hedging of $1.2 million and unrealized gains, net of tax, for interest rate swaps of $0.5 million will be reclassified from accumulated other comprehensive income into earnings over the next twelve months.

Koppers Holdings Inc. 2024 Annual Report

Copper Swap Contracts

As of the periods presented, we had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - (Liability) Asset
	December 31,		December 31,
	2024	2023	2024	2023
(Amounts in millions)
Cash flow hedges	20.7	31.7	$(2.7)	$2.6
Not designated as hedges	26.7	9.5	(6.2)	1.5
Total	47.4	41.2	$(8.9)	$4.1

For the years ended December 31, 2024, 2023 and 2022, the unrealized (loss) gain from copper swap contracts where hedge accounting was not elected was $(7.7) million, $0.9 million and $(6.5) million, respectively.

Foreign Currency Forward Contracts

The net currency units outstanding for contracts were:

December 31,
	2024	2023
(In millions)
British Pounds	GBP 0.5	GBP 0.0
Australian Dollars	AUD 0.0	AUD 3.0
United States Dollars	USD 18.5	USD 10.3

6. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Investments and other assets	$1.4	$1.4	$1.3	$1.3
Financial liabilities:
Long-term debt (including current portion)	$949.1	$939.5	$860.4	$849.4

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

7. Earnings and Dividends per Common Share

The computation of basic earnings per common share for the periods presented is based upon the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per common share under the treasury stock method includes the effect of non-vested nonqualified stock options and stock units assuming such options and stock units were outstanding common shares at the beginning of the period. The effect of antidilutive securities is excluded from the computation of diluted loss per common share, if any.

Koppers Holdings Inc. 2024 Annual Report

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$52.4	$89.2	$63.4
Loss on sale of discontinued operations	0.0	0.0	(0.6)
Income from continuing operations attributable to Koppers	$52.4	$89.2	$64.0
Weighted average common shares outstanding:
Basic	20,659	20,835	20,977
Effect of dilutive securities	632	704	336
Diluted	21,291	21,539	21,313
Earnings per common share – continuing operations:
Basic earnings per common share	$2.54	$4.28	$3.05
Diluted earnings per common share	2.46	4.14	3.00
Other data:
Antidilutive securities excluded from computation of diluted earnings per common share	108	315	952

On February 12, 2025, the board of directors declared a quarterly dividend of $0.08 per common share, payable on March 24, 2025 to shareholders of record as of March 7, 2025.

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

For grants to most employees prior to 2023, the restricted stock units vest in four equal annual installments. In 2023 and 2024, most grants of restricted stock units vest in three years. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees with vesting periods of typically two years or less.

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

Koppers Holdings Inc. 2024 Annual Report

We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below:

	January 2024 Grant	January 2023 Grant	January 2022 Grant
Grant date price per share of stock performance award	$46.68	$29.01	$32.19
Expected volatility	38.14%	66.30%	66.90%
Risk-free interest rate	4.14%	4.11%	1.10%
Look-back period in years	3.00	3.00	3.00
Grant date fair value per share	$59.41	$39.51	$45.19

Dividends declared, if any, on our common stock during the period prior to vesting of the stock units are credited at equivalent value as additional stock units and become payable as additional common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any non-vested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result for awards prior to 2024. Starting in 2024, if certain conditions are met, continued vesting will result. There are special vesting provisions for the stock units related to a change in control.

The following table shows a summary of the performance stock units as of December 31, 2024:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Market Condition Units:
2022 – 2024	159,087	159,087	159,087
2023 – 2025	89,040	115,322	141,604
2024 – 2026	0	38,102	76,204
Performance Condition Units:
2023 – 2025	0	186,593	373,186
2024 – 2026	0	125,284	250,568

The minimum, target and maximum shares above reflect the impact from completed performance periods. Performance stock units granted in January 2022 for the 2022 – 2024 performance period vested in January 2025 at 107.2 percent of the original target share amount plus dividend equivalent units.

The following table shows a summary of the status and activity of non-vested stock awards:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at January 1, 2024	531,339	580,763	1,112,102	$33.62
Granted	179,002	182,196	361,198	$49.11
Credited from dividends	2,735	4,000	6,735	$39.13
Performance share adjustment	0	2,360	2,360	$50.48
Vested	(267,519)	(136,560)	(404,079)	$32.38
Forfeited	(13,517)	(8,371)	(21,888)	$32.64
Non-vested at December 31, 2024	432,040	624,388	1,056,428	$39.16

Stock Options

Stock options to most executive officers vest and become exercisable in four equal annual installments. The stock options have a term of ten years. In the event of termination of employment, other than retirement, death or disability, any non-vested options are forfeited. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the options over the service period will result. There are special vesting provisions for the stock options related to a change in control. No stock options were granted subsequent to 2022.

Koppers Holdings Inc. 2024 Annual Report

Compensation expense for non-vested stock options is recorded over the vesting period based on the fair value at the date of grant. We calculated the fair value of stock options on the date of grant using the Black-Scholes-Merton model and the assumptions listed below:

January 2022 Grant
Grant date price per share of stock option award	$32.19
Expected life in years	6.76
Expected volatility	54.50%
Risk-free interest rate	1.52%
Grant date fair value per share	$17.58

The expected life in years is based on our historical exercise data of previously granted options. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	706,868	$27.51
Exercised	(175,336)	$24.52
Outstanding at December 31, 2024	531,532	$28.49	4.39	$3.1
Exercisable at December 31, 2024	459,757	$28.03	4.03	$3.1

Stock Compensation Expense

The following table presents total stock-based compensation expense recognized under our LTIP and employee stock purchase plan:

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$20.8	$17.3	$13.2
Less related income tax benefit	6.2	4.8	4.4
Decrease in net income attributable to Koppers	$14.6	$12.5	$8.8
Intrinsic value of exercised stock options	$4.5	$6.4	$0.0
Cash received from the exercise of stock options	$3.9	$8.8	$0.0

As of December 31, 2024, total future compensation expense related to non-vested stock-based compensation arrangements totaled $17.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 17.9 months.

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

Our measure of segment profitability is adjusted earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These items include impairment, restructuring and plant closure costs, acquisition-related charges, mark-to-market commodity hedging, gain/loss on sale of assets and LIFO inventory effects.

The Chief Operating Decision Maker (CODM) is Koppers' Chief Executive Officer, Leroy M. Ball. This presentation is consistent with how our CODM evaluates the results of operations and makes strategic decisions about the business. The segments regularly provide the reported measures below to the CODM for historical, current and forecasted periods. Together, this allows the CODM to assess segment performance and decide how to allocate resources between segments.

Koppers Holdings Inc. 2024 Annual Report

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

Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$564.3	$540.9	$457.4
Utility poles	289.4	266.1	227.9
Railroad infrastructure products and services	89.0	90.9	103.0
Total Railroad and Utility Products and Services	942.7	897.9	788.3
Performance Chemicals:
Wood preservative and other products	651.6	671.6	579.9
Carbon Materials and Chemicals:
Pitch and related products	294.8	394.4	399.6
Phthalic anhydride, naphthalene and other chemicals	122.8	112.0	148.4
Carbon black feedstock and distillates	80.2	78.3	64.3
Total Carbon Materials and Chemicals	497.8	584.7	612.3
Total	$2,092.1	$2,154.2	$1,980.5

Segment Expenses

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$800.1	$753.9	$690.3
Performance Chemicals	454.8	485.0	456.1
Carbon Materials and Chemicals	414.6	490.8	489.5
Total	$1,669.5	$1,729.7	$1,635.9
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$75.4	$62.9	$56.1
Performance Chemicals	65.2	65.7	57.3
Carbon Materials and Chemicals	38.7	45.5	39.9
Total	$179.3	$174.1	$153.3
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$(15.1)	$(2.9)	$(11.7)
Performance Chemicals	(11.1)	(2.2)	(9.0)
Carbon Materials and Chemicals	7.9	(0.9)	(16.1)
Total	$(18.3)	$(6.0)	$(36.8)
Adjusted EBITDA:
Railroad and Utility Products and Services	$82.3	$84.0	$53.6
Performance Chemicals	142.7	123.1	75.5
Carbon Materials and Chemicals	36.6	49.3	99.0
Total	$261.6	$256.4	$228.1
(1)
Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, mark-to-market commodity hedging and LIFO inventory effects.

Koppers Holdings Inc. 2024 Annual Report

Segment Adjusted EBITDA

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$82.3	$84.0	$53.6
Performance Chemicals	142.7	123.1	75.5
Carbon Materials and Chemicals	36.6	49.3	99.0
Items excluded from the determination of segment profit:
LIFO expense(1)	(6.1)	(6.0)	(25.6)
Impairment, restructuring and plant closure costs	(17.3)	(0.1)	(1.1)
(Loss) gain on sale of assets	(10.7)	1.8	2.5
Mark-to-market commodity hedging (losses) gains	(7.9)	0.5	(6.5)
Acquisition inventory step-up amortization	(2.3)	0.0	(1.1)
Amortization of cloud-based software implementation costs	(0.3)	0.0	0.0
Loss on pension settlement	(4.0)	0.0	0.0
Interest expense	(76.2)	(71.0)	(44.8)
Depreciation and amortization	(67.5)	(57.0)	(56.1)
Income tax expense	(20.7)	(34.8)	(31.6)
Discontinued operations	0.0	0.0	(0.6)
Net income	$48.6	$89.8	$63.2
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Other Segment Disclosures

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$31.7	$28.9	$22.2
Carbon Materials and Chemicals	93.7	87.4	74.3
Total	$125.4	$116.3	$96.5
Depreciation and amortization expense:
Railroad and Utility Products and Services	$32.1	$24.6	$22.3
Performance Chemicals	15.1	13.9	15.3
Carbon Materials and Chemicals	20.3	18.5	18.5
Total	$67.5	$57.0	$56.1
Capital expenditures:
Railroad and Utility Products and Services	$32.1	$49.8	$47.2
Performance Chemicals	15.2	15.1	10.6
Carbon Materials and Chemicals	27.5	50.7	45.7
Corporate	2.6	4.9	1.8
Total	$77.4	$120.5	$105.3

Koppers Holdings Inc. 2024 Annual Report

Segment Assets

	December 31,
	2024	2023
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$839.2	$743.7
Performance Chemicals	499.7	520.6
Carbon Materials and Chemicals	506.3	538.9
Segment assets	1,845.2	1,803.2
Property, plant and equipment, net	8.6	9.6
Operating lease right-of-use assets	6.5	7.9
Other assets	29.9	14.8
Total	$1,890.2	$1,835.5
Goodwill:
Railroad and Utility Products and Services	$145.6	$120.6
Performance Chemicals	171.5	173.8
Total	$317.1	$294.4

Revenues and Long-lived Assets by Geographic Area

	2024	2023	2022
(Dollars in millions)
United States
Revenue	$1,475.6	$1,468.1	$1,271.1
Long-lived assets	1,021.2	942.3	902.9
Australasia
Revenue	247.0	265.0	283.0
Long-lived assets	76.3	75.6	73.8
Europe
Revenue	181.6	213.3	248.9
Long-lived assets	88.8	91.0	67.6
Other countries
Revenue	187.9	207.8	177.5
Long-lived assets	14.9	17.2	18.6
Total
Revenue	$2,092.1	$2,154.2	$1,980.5
Long-lived assets	1,201.2	1,126.1	1,062.9

Revenues by geographic area in the above table are attributed by the destination country of the sale. Revenues from non-U.S. countries totaled $616.5 million in 2024, $686.1 million in 2023 and $709.4 million in 2022.

Koppers Holdings Inc. 2024 Annual Report

10. Income Taxes

Income Tax Provision

Components of our income tax provision are as follows:

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Current:
Federal	$1.9	$7.3	$0.0
State	0.6	1.7	0.6
Foreign	15.4	20.1	28.4
Total current tax provision	17.9	29.1	29.0
Deferred:
Federal	1.8	3.1	0.2
State	0.2	0.6	(0.6)
Foreign	0.8	2.0	3.0
Total deferred tax provision	2.8	5.7	2.6
Total income tax provision	$20.7	$34.8	$31.6

Income before income taxes from foreign operations for 2024, 2023 and 2022 was $48.1 million, $76.8 million and $106.8 million, respectively.

The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings taxed at different rates	8.7	4.9	8.7
State income taxes, net of federal tax benefit	1.0	1.4	(0.2)
GILTI inclusion, net of foreign tax credits	0.3	0.2	1.7
Change in tax contingency reserves	(1.1)	0.2	(0.1)
Valuation allowance adjustments	0.0	0.0	0.9
Other	0.0	0.2	1.1
	29.9%	27.9%	33.1%

Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We have analyzed our tax profile by jurisdiction and have determined that we are not subject to top up taxes in 2024.

Taxes Excluded from Net Income Attributable to Koppers

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates primarily to adjustments to copper and interest rate swap contracts of $0.5 million, $0.8 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates to adjustments to reflect the unfunded status of employee post-retirement benefit plans of $(0.3) million, $(1.1) million and $(0.5) million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Koppers Holdings Inc. 2024 Annual Report

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards, expiring in 2025 to 2044	$20.8	$19.2
Tax credits	17.3	16.9
Interest disallowance	15.4	10.2
Reserves, including insurance and environmental	11.8	10.4
Inventory	8.6	7.6
Accrued employee compensation	8.2	8.1
Foreign tax loss carryforwards	8.1	7.4
Asset retirement obligations	4.8	5.6
Pension and other post-retirement benefits obligations	3.9	7.2
Loss on derivative contracts	2.0	0.0
Other	11.3	8.3
Valuation allowance	(46.6)	(43.1)
Total deferred tax assets	65.6	57.8
Deferred tax liabilities:
Tax over book depreciation and amortization	83.1	69.9
Other	0.0	3.4
Total deferred tax liabilities	83.1	73.3
Net deferred tax liabilities	$(17.5)	$(15.5)

As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. As of December 31, 2024, there was approximately $541 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.

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

Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2024	2023
(Dollars in millions)
State temporary differences, net operating losses and tax credits	$20.4	$19.3
Federal foreign tax credits	15.8	15.2
Foreign temporary differences, net operating losses and capital losses	10.4	8.6
Total valuation allowances	$46.6	$43.1

Koppers Holdings Inc. 2024 Annual Report

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022
(Dollars in millions)
Balance at beginning of year	$1.5	$1.4	$1.5
Additions based on tax provisions related to the current year	0.2	0.3	0.1
Reductions resulting from a lapse in the statute of limitations	(0.7)	(0.2)	(0.2)
Balance at end of year	$1.0	$1.5	$1.4

As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.0 million and $1.5 million, respectively. We do not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.

We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2024, we recognized $(0.3) million in interest and penalties. As of December 31, 2024 and 2023, we had accrued interest and penalties of approximately $0.2 million and $0.5 million, respectively.

Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2020.

11. Inventories

	December 31,
	2024	2023
(Dollars in millions)
Raw materials	$353.5	$348.4
Work in process	14.0	17.9
Finished goods	152.8	139.0
Total	520.3	505.3
Less revaluation to LIFO	115.7	109.6
Inventories, net	$404.6	$395.7

12. Property, Plant and Equipment

	December 31,
	2024	2023
(Dollars in millions)
Land	$17.3	$18.8
Buildings	112.5	99.1
Machinery and equipment	1,025.4	987.0
Total	1,155.2	1,104.9
Less accumulated depreciation	494.4	473.2
Property, plant and equipment, net	$660.8	$631.7

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $51.7 million, $42.5 million and $41.2 million, respectively. In addition, we recognized accelerated depreciation expense of $4.4 million in restructuring charges in the consolidated statement of operations for the year ended December 31, 2024. See Note 3 – Acquisitions, Divestitures and Discontinued Operations.

Impairments – We did not incur impairment charges in 2024, 2023 and 2022.

Koppers Holdings Inc. 2024 Annual Report

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

We perform an assessment of goodwill at the reporting unit level. We have three reporting units for purposes of goodwill evaluation. These units consist of our PC operating segment, our Railroad Products and Services reporting unit and our Utility Products reporting unit. Railroad Products and Services and Utility Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in North America, and the Utility Products reporting unit serves the utility industries in the United States and Australia. For each of the three years ended December 31, 2024, we determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, goodwill was not impaired.

The change in the carrying amount of goodwill attributable to each reporting unit was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2022	$173.4	$41.0	$79.6	$294.0
Currency translation	0.4	0.0	0.0	0.4
Balance at December 31, 2023	$173.8	$41.0	$79.6	$294.4
Acquisitions	0.0	0.0	25.3	25.3
Currency translation	(2.3)	(0.1)	(0.2)	(2.6)
Balance at December 31, 2024	$171.5	$40.9	$104.7	$317.1

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

Koppers Holdings Inc. 2024 Annual Report

Our intangible assets are summarized below:

			December 31,
			2024			2023
	Estimated life in years	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	9.1	$255.0	$138.6	$116.4	$225.4	$125.2	$100.2
Technology	4 to 12	1.6	26.3	26.1	0.2	26.4	26.1	0.3
Trademarks	4 to 18	9.7	9.2	6.8	2.4	8.2	6.5	1.7
Supply contracts	10	0.0	2.2	2.2	0.0	2.4	2.4	0.0
Non-compete agreements	12	0.0	1.6	1.6	0.0	1.6	1.6	0.0
Total		9.1	$294.3	$175.3	$119.0	$264.0	$161.8	$102.2

In 2024, the gross carrying value of intangible assets increased by a net $30.3 million, due primarily to the acquisition described in Note 3 and foreign exchange translation. Total amortization expense related to these intangible assets was $15.8 million, $14.5 million and $14.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2025	$15.7
2026	14.4
2027	14.0
2028	13.3
2029	13.1

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

The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. We also provide retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees. For salaried employees, the retiree medical and retiree insurance plans have been closed to new participants. Expense related to defined contribution plans totaled $9.4 million, $9.7 million and $8.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table provides the components of net periodic pension costs:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
(Dollars in millions)
Service cost	$1.9	$1.6	$1.2	$0.0	$0.0	$0.0
Interest cost	7.7	8.2	5.6	0.3	0.3	0.3
Expected return on plan assets	(6.0)	(7.0)	(7.7)	0.0	0.0	0.0
Amortization of net loss (gain)	2.0	2.2	1.8	(0.4)	(0.6)	(0.1)
Settlement	4.0	0.0	0.0	0.0	0.0	0.0
Net periodic benefit cost	$9.6	$5.0	$0.9	$(0.1)	$(0.3)	$0.2

Koppers Holdings Inc. 2024 Annual Report

The following table presents the change in the funded status of the pension and post-retirement plans:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$154.3	$157.0	$6.2	$6.0
Service cost	1.9	1.6	0.0	0.0
Interest cost	7.7	8.2	0.3	0.3
Actuarial (gains) losses	(5.1)	(2.1)	(0.1)	0.7
Settlement	(12.0)	(1.1)	0.0	0.0
Currency translation	(0.5)	1.9	0.0	0.0
Benefits paid	(10.7)	(11.2)	(0.7)	(0.8)
Benefit obligation at end of year	135.6	154.3	5.7	6.2
Change in plan assets:
Fair value of plan assets at beginning of year	128.1	127.4	0.0	0.0
Actual return on plan assets	(5.1)	9.2	0.0	0.0
Employer contribution	8.7	1.9	0.7	0.8
Settlement	(12.0)	(1.1)	0.0	0.0
Currency translation	(0.6)	1.9	0.0	0.0
Benefits paid	(10.7)	(11.2)	(0.7)	(0.8)
Fair value of plan assets at end of year	108.4	128.1	0.0	0.0
Funded status of the plan	$(27.2)	$(26.2)	$(5.7)	$(6.2)

In 2024, the net actuarial gain of $5.1 million is due principally to updates to the census data, the passage of time and an increase of 24 basis points in the discount rate used to measure the benefit obligation as of December 31, 2024 compared to the prior year. The actual return on plan assets was negative in 2024 primarily due to investment losses of $2.4 million in the US defined benefit pension plan and the revaluation decrease of $2.8 million in the bulk annuity insurance policy related to our defined benefit pension plan in the United Kingdom. The US pension assets were invested in lower volatility income-producing assets in anticipation of a pension termination. As of December 31, 2024, the fair value of the bulk annuity insurance policy of $28.5 million is based on the calculated pension benefit obligation and is classified as Level 3 within the fair value hierarchy. As the calculated pension benefit obligation decreased due to an increase in the discount rate, there was a commensurate decrease in the value of the bulk annuity insurance policy.

In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. This pension plan has a benefit obligation of $28.9 million and plan assets of $28.5 million as of December 31, 2024. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled, the timing of which is uncertain.

The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others related to certain amendments to UK pension plans. We are currently waiting to see if there will be legislative intervention or further guidance on the application of the ruling.

During 2024, we initiated a plan to terminate our United States qualified pension plan. As a first step, we offered a lump-sum buyout to active and deferred vested participants and approximately 275 participants received lump-sum payments. This reduced the pension liability by $12.0 million and resulted in the recognition of a pension settlement loss of $4.0 million, before tax, in the fourth quarter of 2024.

Koppers Holdings Inc. 2024 Annual Report

Subsequent Event

In February 2025, we completed the irrevocable transfer related to our United States qualified pension plan of $91.9 million of pension liabilities (as measured at December 31, 2024) to an insurance company which required the transfer of $74.9 million of pension assets (as measured at December 31, 2024) and additional cash funding of approximately $14 million. In the first quarter of 2025, we will record an estimated settlement loss of approximately $30 million, before tax, subject to changes to certain assumptions including the discount rate, which could have a material impact on the settlement loss.

Plan Data

	Year Ended December 31,
	Pension Benefits
	2024	2023
(Dollars in millions)
Current liabilities (included in accrued liabilities on the balance sheet)	$17.9	$0.9
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$133.8	$152.6
Fair value of plan assets	106.2	125.8
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$133.5	$152.4
Fair value of plan assets	106.2	125.8

The measurement date for all pension and post-retirement assets and obligations is December 31 for each respective year. The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2024 and 2023 was $135.3 million and $154.1 million, respectively.

Expected Contributions for the 2025 Fiscal Year

Exclusive of the approximate $14 million payment required to terminate our United States qualified pension plan, our expected contributions for 2025 are estimated to be $3.4 million for pension plans and $0.6 million for other benefit plans.

Projected Benefit Payments

Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2025	$4.9	$0.5
2026	3.0	0.4
2027	3.0	0.5
2028	3.3	0.5
2029	3.1	0.5
Next five years	18.4	2.2

Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Discount rate	5.51%	5.27%	5.77%	5.50%
Expected return on plan assets	4.92	5.62
Rate of compensation increase	3.00	3.28
Initial medical trend rate			7.10	5.40

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

Koppers Holdings Inc. 2024 Annual Report

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

Investment Strategy

The weighted average asset allocation for our pension plans by asset category is as follows:

	December 31,
	2024	2023
Debt securities	69%	72%
Equity securities	1	0
Other	30	28
	100%	100%

Our investment strategy for our pension plans is to maintain an adequate level of diversification, to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. We utilize investment managers to assist in identifying and monitoring investments that meet these allocation criteria. Our overall investment strategy for the U.S. qualified pension plan is to preserve capital in order to terminate this plan and annuitize and irrevocably transfer this pension liability to a third party insurance company. Accordingly, all U.S. pension assets are invested in income-generating assets in order to reduce investment return volatility.

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

As of December 31, 2024, we had three categories of pension plan assets within the fair value hierarchy: $76.4 million measured at NAV, $28.3 million held in an insurance annuity contract (Level 3 - significant unobservable inputs) and $3.7 million held in cash and cash equivalents (Level 2 - significant observable inputs).

The following table sets forth by level, our pension plan assets at fair value, within the fair value hierarchy as of December 31, 2023:

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

Incentive Plan

We have short-term management incentive plans that pay cash bonuses if certain company performance goals are met. Expenses incurred for these plans were $13.7 million in 2024, $17.4 million in 2023 and $12.6 million in 2022.

Koppers Holdings Inc. 2024 Annual Report

15. Debt

			December 31,
	Weighted Average Interest Rate	Maturity	2024	2023
(Dollars in millions)
Credit Facility	6.63%	2027	$455.8	$461.4
Term Loan B	6.89%	2030	483.7	388.0
Total debt			939.5	849.4
Less current maturities of long-term debt			4.9	5.0
Less unamortized debt issuance costs			8.7	9.0
Long-term debt			$925.9	$835.4

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

As of December 31, 2024, we had $337.0 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2024, $7.2 million of commitments were utilized by outstanding letters of credit. For the three years ended December 31, 2024, we incurred commitment fees between 21 and 22 basis points on the undrawn portion of our credit facility to maintain credit availability.

Term Loan B

In April 2023, a class of senior secured term loans under the Credit Facility (the Term Loan B) was issued at 97 percent of face value, resulting in $388.0 million of net proceeds, before debt financing costs. In April 2024, the Term Loan B was upsized by issuing, at par, an additional $100.0 million of incremental term loans, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. As of December 31, 2024, the interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 2.50 percent with a floor of 0.50 percent. The principal balance of the Term Loan B is repayable in quarterly installments on the last business day of each quarterly period in an amount equal to 0.25 percent of the principal amount, with the balance due at maturity on April 10, 2030.

Interest Rate Swaps

See Note 5 – Derivative Financial Instruments for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for a portion of our variable rate debt.

Koppers Holdings Inc. 2024 Annual Report

Debt Maturities

At December 31, 2024, the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2025	$4.9
2026	4.9
2027	460.8
2028	4.9
2029	4.9
Thereafter	468.7
Total principal debt	949.1
Less unamortized discount	9.6
Total debt	$939.5

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

The following table presents operating lease costs, variable lease costs and supplemental cash flow information:

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Operating lease costs	$31.2	$28.7	$29.3
Variable lease costs	3.7	4.0	3.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$31.0	$39.5	$29.3

The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2024:

(Dollars in millions)
2025	$31.7
2026	25.4
2027	21.1
2028	13.3
2029	6.1
Thereafter	7.3
Total lease payments	$104.9
Less interest	13.8
Present value of lease liabilities	$91.1

Koppers Holdings Inc. 2024 Annual Report

Supplemental information related to leases is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term, in years	4.2	5.0
Weighted average discount rate	6.8%	6.8%

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

Koppers Holdings Inc. 2024 Annual Report

Contamination has been identified at most manufacturing and other sites of our subsidiaries. One site currently owned and operated by Koppers Inc. in the United States is listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). Currently, at the properties acquired from Beazer East, which includes the National Priorities List site and all but one of which are permitted under the Resource Conservation and Recovery Act (RCRA), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of Koppers Inc.’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters. Koppers Inc. has been named as one of the potentially responsible parties (PRPs) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. Koppers Inc. operated a coal tar pitch terminal near the site. Koppers Inc. has responded to a US Environmental Protection Agency (the EPA) information request and has executed a PRP agreement which outlines a private process to develop an allocation of past and future costs among more than 80 parties to the site. Koppers Inc. believes it is a de minimis contributor at the site.

The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD are approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing. In November 2024, Koppers Inc. received a Special Notice Letter (SNL) from the EPA. The SNL was formally issued to approximately 60 parties and initiates negotiations between PRPs and the EPA for implementation of the ROD.

Additionally, Koppers Inc. is involved in two separate matters involving natural resource damages at the Portland Harbor site. One matter involves claims by the trustees to recover damages based upon an assessment of damages to natural resources caused by the releases of hazardous substances to the Willamette River. The assessment serves as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. Koppers Inc. has agreed to resolve its natural resource damage liabilities for the assessment area pursuant to a consent decree lodged with the United States District Court for the District of Oregon in November 2023. The consent decree has not yet been approved by the court. A second matter involves a lawsuit filed in January 2017 by the Yakama Nation in the United States District Court for the District of Oregon. Yakama Nation seeks recovery for response costs and the costs of assessing injury to natural resources to waterways beyond the current assessment area. Following the most recent court rulings, the Yakama Nation case has been stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.

In September 2009, Koppers Inc. received a general notice letter from the EPA notifying it that it may be a PRP at the Newark Bay CERCLA site. Koppers Inc. operated a wood treating facility near the site in Newark, New Jersey. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.

We have accrued the estimated costs of participating in the PRP group at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.8 million as of December 31, 2024. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination that occurred prior to our acquisition of the businesses. As of December 31, 2024, our estimated environmental remediation liability for these sites totals $3.7 million.

Koppers Holdings Inc. 2024 Annual Report

In June 2024, Koppers Inc. received a letter stating that the Illinois Attorney General’s Office (IL AGO) received an enforcement referral from the Illinois Environmental Protection Agency relating to certain alleged air emissions violations at our Stickney, IL facility. We are cooperating with IL AGO in connection with this matter.

We have not provided a reserve for the Stickney, IL enforcement matter because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any. The timing of resolution of this matter cannot be reasonably determined. Although Koppers Inc. is vigorously defending this matter, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2024, our estimated environmental remediation liability for the acquired site totals $1.1 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. A total of $2.3 million and $2.2 million are classified as current liabilities as of December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
(Dollars in millions)
Balance at beginning of year	$10.6	$10.9
Expense	0.3	0.2
Cash expenditures	(0.4)	(0.4)
Currency translation	(0.2)	(0.1)
Balance at end of year	$10.3	$10.6

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

(b) Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2024, we completed the initial phase of our new enterprise resource planning (ERP) system implementation and migrated our consolidation process onto the new system. As a result, we have implemented updates and changes to our current processes and related control activities. As the phased implementation continues, we will experience certain changes to our processes and procedures which will result in changes to our internal controls over financial reporting. There are inherent risks in implementing an ERP system and, accordingly, Management will continue to evaluate the design and operating effectiveness of these controls.

Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management Report on page 39 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 40 for KPMG LLP’s attestation report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-X).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Koppers Holdings Inc. 2024 Annual Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the Proxy Statement) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption Proxy Item 1 – Proposal for Election of Directors and is incorporated herein by reference.

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

The information required by Item 408(b) of Regulation S-K is included in the Proxy Statement under the caption Executive and Director Compensation and is incorporated herein by reference.

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

Koppers Holdings Inc. 2024 Annual Report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained in the Proxy Statement under the caption Common Stock Ownership and is incorporated herein by reference.

The following table provides information as of December 31, 2024, regarding the number of shares of our common stock that may be issued under our LTIP and employee stock purchase plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	1,587,960	$28.49	974,783
Equity compensation plans not approved by security holders	0	0.00	0
Total	1,587,960	$28.49	974,783
(1)
Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units (RSUs) and performance-based RSUs awarded under our LTIP.
(2)
Does not reflect time-based RSUs and performance-based RSUs included in the first column, which do not have an exercise price.
(3)
There were no outstanding purchase rights under the employee stock purchase plan as of December 31, 2024. A total of 124,923 shares were available for issuance under the employee stock purchase plan as of December 31, 2024.

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

Koppers Holdings Inc. 2024 Annual Report

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Financial statements filed as part of this report are included in Item 8 – Financial Statements and Supplementary Data as listed on the index on page 38.

(a) 2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 80. All other schedules are omitted, because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on August 3, 2023	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023 (Commission File No. 001-32737).
3.2	Third Amended and Restated Bylaws of the Company, as amended on May 2, 2024	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024 (Commission File No. 001-32737).
4.1***	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.3*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees

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

10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).
10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).
10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).

Koppers Holdings Inc. 2024 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).
10.9*	Koppers Inc. Supplemental Executive Retirement Plan I	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.10*	Koppers Inc. Supplemental Executive Retirement Plan II, as amended and restated	Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (Commission File No. 001-32737).
10.11*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.12*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.13*	Koppers Annual Incentive Plan, as amended January 25, 2016	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.14*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.15*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).
10.16*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.17*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.18*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.19*	Form of Notice of Grant of Stock Option	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.20*	Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (Commission File No. 001-32737).

Koppers Holdings Inc. 2024 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.21*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.22*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.23*	Form of Notice of Grant of Stock Option	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.24*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.25*	First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.26*	Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.27*	Form of Change in Control Agreement entered into as of March 1, 2021 between Koppers Holdings Inc. and the named Executive	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (Commission File No. 001-32737).
10.28*	Koppers Holdings Inc. Director Deferred Compensation Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (Commission File No. 001-32737).
10.29*	Form of Restricted Stock Unit Issuance Agreement – Time Vesting	Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.30*	Form of Restricted Stock Unit Issuance Agreement – Performance Vesting	Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.31*	Form of Notice of Grant of Stock Option	Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.32

Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C Issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2022 (Commission File No. 001-32737).
10.33*	Koppers Holdings Inc. Director Deferred Compensation Plan, as amended and restated effective August 3, 2022	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2022 (Commission File No. 001-32737).

Koppers Holdings Inc. 2024 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.34*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.35*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.36*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2022 (Commission File No. 001-32737).
10.37*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting	Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 27, 2023 (Commission File No. 001-32737).
10.38

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

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2023 (Commission File No. 001-32737).
10.39*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan, effective as of May 1, 2023	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).
10.40*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).
10.41

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

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2023 (Commission File No. 001-32737).
10.42*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.43*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.44*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).

Koppers Holdings Inc. 2024 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.45*	Form of Restricted Stock Unit Issuance Agreement - Non-Employee Director - Time Vesting	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.46

Amendment No. 3, dated as of April 12, 2024, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2024 (Commission File No. 001-32737).
10.47

Amendment No. 4, dated as of April 22, 2024, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2024 (Commission File No. 001-32737).
10.48

Amendment No. 5, dated as of December 17, 2024, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2024 (Commission File No. 001-32737).
10.49* ***	Form of Restricted Stock Unit Issuance Agreement - Time Vesting
10.50* ***	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting
10.51* ***	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting
10.52* ***	Form of Restricted Stock Unit Issuance Agreement - Rollover - Time Vesting
10.53* ***	Form of Restricted Stock Unit Issuance Agreement - Rollover - TSR Performance Vesting
10.54* ***	Letter Agreement with Stephen G. Lucas
19***	Insider Trading and Securities Compliance Policy
21***	Subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Koppers Holdings Inc. 2024 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
97	Koppers Holdings Inc. Incentive-Based Compensation Recovery Policy	Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract or Compensatory Plan.

*** Filed herewith.

(P) Paper exhibits

ITEM 16. FORM 10-K SUMMARY

None.

KOPPERS HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2024, 2023 and 2022

	Balance at	Increase			Balance
	Beginning	(Decrease)	Net	Currency	at End
	of Year	to Expense	Write-offs	Translation	of Year
(Dollars in millions)
2024:
Allowance for doubtful accounts	$6.5	$1.1	$(0.6)	$(0.1)	$6.9
Deferred tax valuation allowance	$43.1	$3.8	$0.0	$(0.3)	$46.6
2023:
Allowance for doubtful accounts	$3.5	$3.2	$(0.2)	$0.0	$6.5
Deferred tax valuation allowance	$43.8	$0.3	$(1.1)	$0.1	$43.1
2022:
Allowance for doubtful accounts	$3.3	$0.3	$(0.1)	$0.0	$3.5
Deferred tax valuation allowance	$44.5	$0.9	$(0.9)	$(0.7)	$43.8

Koppers Holdings Inc. 2024 Annual Report

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

Signature	Capacity		Date

/s/ Leroy M. Ball Leroy M. Ball	Director and Chief Executive Officer (Principal Executive Officer)		February 27, 2025

/s/ Jimmi Sue Smith Jimmi Sue Smith	Chief Financial Officer (Principal Financial Officer)		February 27, 2025

/s/ Bradley A. Pearce Bradley A. Pearce	Chief Accounting Officer (Principal Accounting Officer)		February 27, 2025

Stephen R. Tritch	Director and Non-Executive Chairman of the Board
Xudong Feng, Ph.D.	Director
Traci L. Jensen	Director
David L. Motley	Director	By	/s/ Leroy M. Ball
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Andrew D. Sandifer	Director
Louis L. Testoni	Director		February 27, 2025
Nishan J. Vartanian	Director
Sonja M. Wilkerson	Director