Form 10-Q
period 2025-03-31
Koppers Holdings Inc.
filed 2025-05-09
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to___________

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

Common Stock, par value $0.01 per share, outstanding at April 30, 2025 amounted to 20,010,068 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)
Net sales	$456.5	$497.6
Cost of sales	350.7	401.4
Depreciation and amortization	18.0	16.1
Selling, general and administrative	41.1	45.5
Impairment and restructuring	20.0	0.0
(Gain) on sale of assets	(0.3)	0.0
Operating profit	27.0	34.6
Other income (loss), net	1.4	(0.1)
Interest expense	16.6	17.1
Loss on pension settlement	29.0	0.0
(Loss) income before income taxes	(17.2)	17.4
Income tax provision	(3.3)	4.4
Net (loss) income	(13.9)	13.0
Net income attributable to noncontrolling interests	0.0	0.0
Net (loss) income attributable to Koppers	$(13.9)	$13.0
(Loss) earnings per common share attributable to Koppers common shareholders:
Basic	$(0.68)	$0.61
Diluted	$(0.68)	$0.59
Weighted average shares outstanding (in thousands):
Basic	20,369	21,066
Diluted	20,369	21,909

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)
Net (loss) income	$(13.9)	$13.0
Changes in other comprehensive income (loss):
Currency translation adjustment	9.2	(13.9)
Cash flow hedges, net of tax of $1.3 and $2.8	3.0	7.0
Pension adjustments, net of tax of $8.3 and $0.1	25.1	0.4
Comprehensive income	23.4	6.5
Comprehensive income attributable to noncontrolling interests	0.0	0.0
Comprehensive income attributable to Koppers	$23.4	$6.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2025	December 31, 2024
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$33.3	$43.9
Accounts receivable, net of allowance of $7.0 and $6.9	204.8	191.8
Inventories, net	403.4	404.6
Derivative contracts	6.1	1.5
Other current assets	44.2	38.8
Total current assets	691.8	680.6
Property, plant and equipment, net of accumulated depreciation of $519.0 and $494.4	655.0	660.8
Goodwill	317.7	317.1
Intangible assets, net	115.2	119.0
Operating lease right-of-use assets	87.5	89.8
Deferred tax assets	8.3	8.4
Other assets	15.3	14.5
Total assets	$1,890.8	$1,890.2
Liabilities
Accounts payable	$148.2	$179.1
Accrued liabilities	82.4	115.1
Current operating lease liabilities	26.7	26.7
Current maturities of long-term debt	4.9	4.9
Total current liabilities	262.2	325.8
Long-term debt	975.9	925.9
Operating lease liabilities	61.7	64.4
Accrued postretirement benefits	13.9	14.9
Deferred tax liabilities	35.1	25.9
Other long-term liabilities	43.7	44.3
Total liabilities	1,392.5	1,401.2
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,119,526 and 25,761,084 shares issued	0.3	0.3
Additional paid-in capital	324.1	317.2
Retained earnings	474.5	490.3
Accumulated other comprehensive loss	(83.3)	(120.6)
Treasury stock, at cost, 6,116,392 and 5,480,230 shares	(217.6)	(198.5)
Total Koppers shareholders’ equity	498.0	488.7
Noncontrolling interests	0.3	0.3
Total equity	498.3	489.0
Total liabilities and equity	$1,890.8	$1,890.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net (loss) income	$(13.9)	$13.0
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	18.0	16.1
Depreciation in impairment and restructuring	12.2	0.0
Stock-based compensation	6.6	5.4
Change in derivative contracts	(9.1)	(1.8)
Non-cash interest expense	0.9	0.8
(Gain) loss on sale of assets	(0.6)	0.1
Insurance proceeds	(2.2)	(0.5)
Deferred income taxes	0.3	0.5
Pension settlement	29.0	0.0
Change in other liabilities	4.0	(3.8)
Other - net	(1.5)	(0.8)
Changes in working capital:
Accounts receivable	(11.1)	(18.2)
Inventories	4.0	(8.2)
Accounts payable	(32.8)	(4.3)
Accrued liabilities	(24.3)	(9.0)
Other working capital	(2.2)	(1.6)
Net cash used in operating activities	(22.7)	(12.3)
Cash (used in) provided by investing activities:
Capital expenditures	(14.3)	(26.3)
Insurance proceeds	2.2	0.5
Sale of assets	2.1	0.0
Divestiture of KCCC	(7.6)	0.0
Net cash used in investing activities	(17.6)	(25.8)
Cash provided by (used in) financing activities:
Borrowings of credit facility	144.4	190.7
Repayments of credit facility	(94.1)	(160.8)
Repayments of long-term debt	(1.2)	(2.0)
Issuances of Common Stock	0.3	3.5
Repurchases of Common Stock	(19.1)	(6.9)
Dividends paid	(1.6)	(1.5)
Net cash provided by financing activities	28.7	23.0
Effect of exchange rate changes on cash	1.0	(2.4)
Net decrease in cash and cash equivalents	(10.6)	(17.5)
Cash and cash equivalents at beginning of period	43.9	66.5
Cash and cash equivalents at end of period	$33.3	$49.0
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.9	$1.8
Accrued capital expenditures	3.5	3.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$489.0	$503.0
Common Stock:
Balance at beginning and end of period	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	317.2	291.1
Employee stock plans	6.6	5.4
Issuance of common stock	0.3	3.5
Balance at end of period	324.1	300.0
Retained earnings:
Balance at beginning of period	490.3	444.0
Net (loss) income attributable to Koppers	(13.9)	13.0
Common Stock dividends ($0.08 and $0.07 per share)	(1.9)	(1.6)
Balance at end of period	474.5	455.4
Accumulated other comprehensive loss:
Balance at beginning of period	(120.6)	(88.8)
Currency translation adjustment	9.2	(13.9)
Cash flow hedges, net of tax(1)	3.0	7.0
Pension adjustments, net of tax(2)	25.1	0.4
Balance at end of period	(83.3)	(95.3)
Treasury stock:
Balance at beginning of period	(198.5)	(147.7)
Purchases	(19.1)	(6.9)
Balance at end of period	(217.6)	(154.6)
Noncontrolling interests:
Balance at beginning and end of period	0.3	4.1
Total equity – end of period	$498.3	$509.9

(Shares in thousands)
Common Stock:
Balance at beginning of period	25,761	25,163
Issued for employee stock plans	359	467
Balance at end of period	26,120	25,630
Treasury Stock:
Balance at beginning of period	(5,480)	(4,303)
Shares repurchased	(636)	(139)
Balance at end of period	(6,116)	(4,442)
Common Stock Outstanding	20,004	21,188

(1)
Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $0.6 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.
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

KOPPERS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (Koppers, Koppers Holdings, the Company, we or us) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2024. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements – In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This ASU requires the disaggregation of certain expenses into specific categories, such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

2. Acquisitions and Restructuring

Acquisition – On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, after post-closing working capital adjustments. We financed the acquisition with cash and available borrowings under our Credit Facility (as defined in Note 11 – Debt). Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition, which is included in our RUPS segment (as defined in Note 7 – Segment Information), increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business. Transaction costs, revenue and profit related to the acquisition were not material for the year ended December 31, 2024.

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
(1)
The difference between total cash consideration and cash paid in the prior year condensed consolidated statement of cash flows relates to the settlement of pre-existing relationships with our PC segment and Brown Wood, as the settlement was deemed additional consideration.

The customer relationship intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Goodwill has been allocated to the Company’s RUPS segment. The Company expects the goodwill recognized to be deductible for tax purposes. Recognized goodwill is attributable to the expected synergies and other intangible assets that do not qualify for separate recognition.

Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended March 31, 2025	Cumulative Total
(Dollars in millions)
Phthalic Anhydride Shutdown:
Severance and employee benefits	$0.1	$0.2
Depreciation and asset disposal costs	13.9	21.8
Workforce Reduction Program	3.1	8.1
Consulting Services	2.9	3.2
Total impairment and restructuring	$20.0	$33.3

Phthalic Anhydride Shutdown – In December 2024, we made the decision to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and will substantially reduce annual emissions of certain regulated air contaminants. In April 2025, we completed the shutdown of the primary manufacturing functions of the phthalic anhydride plant. Secondary manufacturing functions are expected to continue through mid-2025 as we process remaining inventory quantities to supply existing contracts, as necessary. We expect this action to result in pre-tax charges to earnings of $51 million to $55 million through the end of 2026, approximately $28 million of which constitutes non-cash charges and approximately $23 million to $27 million of which constitutes cash expenditures. Estimates of the total cumulative pre-tax amount incurred and to be incurred for each major type of cost associated with the discontinuation plan are: (i) retention and severance costs of approximately $1 million, (ii) accelerated depreciation and asset write-down costs of approximately $28 million, and (iii) plant cleaning, waste disposal and demolition costs of approximately $22 million to $26 million.

Workforce Reduction Program – In November 2024, we committed to a workforce reduction program across select U.S. locations, which is intended to streamline operations and reduce costs. This workforce reduction program will result in the reallocation of people and resources, which include voluntary and involuntary reductions in employees and is expected to extend through the end of 2025. We have incurred and will continue to incur pre-tax restructuring charges including but not limited to employee severance and related benefit costs. At this time, we have not fully defined all of the specific cost reduction actions to be implemented and therefore are unable to provide a cost estimate or range of cost estimates associated with this action.

Consulting Services – We have incurred and will continue to incur consulting and other professional service fees starting with a comprehensive assessment of each of our businesses and functions. Such assessment will be followed by a multi-year company-wide transformative project to design and implement changes that enable us to reach our full potential and improve profitability, modernize business processes and pursue portfolio realignment, if necessary.

The following table includes details of plant closures and restructuring liabilities:

	Workforce Reduction Program	Phthalic Anhydride Shutdown
(Dollars in millions)
Liability at December 31, 2024	$4.4	$0.0
Accrual	1.6	1.9
Cash paid	(1.5)	0.0
Liability at March 31, 2025	$4.5	$1.9

KCCC Liquidation – In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. During the three months ended March 31, 2025, TISCO assumed the remaining assets, including land, and liabilities of KCCC, which resulted in cash paid of approximately $7.6 million. KCCC is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by TISCO.

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.4	$1.4	$1.4	$1.4
Liabilities - Long-term debt (including current portion)	$998.1	$989.0	$949.1	$939.5

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

See Note 4 – Derivative Financial Instruments, for the fair value of our derivative financial instruments.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings. In our condensed consolidated statement of cash flows, settlements of derivative instruments are classified as operating activities.

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2026. We designate certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2026. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of March 31, 2025 and December 31, 2024, we had contracts totaling 3.8 million and 3.5 million gallons, respectively.

We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. These forward contracts related to foreign currency are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.

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

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		March 31, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$5.0	$0.0	$0.3	$0.8	$6.1
Other assets	1.1	0.0	0.0	0.1	1.2
Accrued liabilities	0.0	(0.4)	(0.2)	(0.9)	(1.5)
Other long-term liabilities	0.0	0.0	0.0	(2.4)	(2.4)
Net asset (liability) on balance sheet	$6.1	$(0.4)	$0.1	$(2.4)	$3.4
Accumulated other comprehensive gain, net of tax	$2.6	$0.0	$0.0	$1.8	$4.4

		December 31, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.3	$0.0	$0.0	$1.2	$1.5
Other assets	0.0	0.0	0.0	1.0	1.0
Accrued liabilities	(7.6)	(0.5)	(0.9)	(0.5)	(9.5)
Other long-term liabilities	(1.6)	0.0	0.0	(1.3)	(2.9)
Net (liability) asset on balance sheet	$(8.9)	$(0.5)	$(0.9)	$0.4	$(9.9)
Accumulated other comprehensive loss, net of tax	$(2.0)	$0.0	$0.0	$(0.3)	$(2.3)

We estimate that unrealized gains, net of tax, for commodity price hedging of $2.2 million and unrealized losses, net of tax, for interest rate swaps of $0.1 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset (Liability)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
(Amounts in millions)
Cash flow hedges	17.6	20.7	$3.3	$(2.7)
Not designed as hedges	24.6	26.7	2.8	(6.2)
Total	42.2	47.4	$6.1	$(8.9)

For the three months ended March 31, 2025 and 2024, the unrealized gain from copper swap contracts where hedge accounting was not elected was $9.0 million and $1.5 million, respectively.

Heating Oil Swap Contracts – For the three months ended March 31, 2025 and 2024, the unrealized gain from heating oil swap contracts where hedge accounting was not elected was $0.2 million and $0.3 million, respectively.

Foreign Currency Forward Contracts – The net currency units outstanding for contracts were:

	March 31, 2025	December 31, 2024
(In millions)
United States Dollars	USD 17.0	USD 18.5
Australian Dollars	AUD 6.0	AUD 0.0
British Pound Sterling	GBP 0.5	GBP 0.5

For the three months ended March 31, 2025 and 2024, the unrealized (gain) loss from foreign currency forward contracts where hedge accounting was not elected was $(0.5) million and $0.1 million, respectively.

5. Earnings and Dividends per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions, except share and per share amounts)
Net (loss) income attributable to Koppers	$(13.9)	$13.0
Weighted average common shares outstanding (in thousands):
Basic	20,369	21,066
Effect of dilutive securities	0	843
Diluted	20,369	21,909
Earnings per common share:
Basic	$(0.68)	$0.61
Diluted	(0.68)	0.59
Antidilutive securities excluded from computation of diluted earnings per common share	1,110	55

On May 8, 2025, we declared a quarterly dividend of $0.08 per common share, payable on June 17, 2025 to shareholders of record as of May 30, 2025.

6. Stock-based Compensation

The board of directors granted restricted stock units and performance stock units (collectively, the stock units) to certain employee participants in January 2025. No stock options have been granted since 2022. Most grants of restricted stock units vest in three or four years. Performance stock units vest based upon either a performance condition or a market condition. Performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – Segment Information). For performance stock units granted with a market condition, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives. Both types of performance stock units have a three-year period for vesting, if the applicable performance objectives are achieved.

The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2025, target shares for units with a market condition totaled 223,254 and target shares for units with a performance condition totaled 112,309.

The above awards include 136,959 target shares for performance stock units with a market condition and 30,873 restricted stock units that were issued in lieu of a portion of the cash incentive award that could be earned during 2025 for certain participants. These stock units vest over a three-year period. Combined with other changes to the cash incentive award program where certain participants had a portion of their annual award converted into a three-year stock unit award to promote retention, we will experience expense savings of approximately $5 million for 2025 with such amount being recognized over the subsequent two years.

We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below. These awards incorporate a fair value cap such that the number of awards that vest will be reduced if our stock price exceeds the cap at the end of the performance measurement period:

January 2025 Grant
Grant date price per share of performance award	$31.72
Expected volatility	38.02%
Risk-free interest rate	4.32%
Look-back period in years	3.00
Fair value cap per share	$65.00
Grant date fair value per share	$34.54

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	432,040	624,388	1,056,428	$39.16
Granted	291,569	335,563	627,132	$32.72
Credited from dividends	191	0	191	$49.67
Vested	(187,725)	(159,087)	(346,812)	$39.22
Forfeited	(4,495)	(2,786)	(7,281)	$31.31
Non-vested at March 31, 2025	531,580	798,078	1,329,658	$36.15

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	531,532	$28.49
Exercised	(6,000)	$17.57
Outstanding at March 31, 2025	525,532	$28.62	4.20	$1.7
Exercisable at March 31, 2025	502,493	$28.45	4.08	$1.7

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Selling, general and administrative expenses	$6.6	$5.4
Less related income tax benefit	2.0	1.5
Decrease in net income attributable to Koppers	$4.6	$3.9

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

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene, phthalic anhydride and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and steel. Naphthalene is used for the production of phthalic anhydride and as a surfactant in the production of concrete. Phthalic anhydride is used in the production of plasticizers, polyester resins and alkyd paints. Our CMC segment ceased primary production of phthalic anhydride in April 2025. See Note 2 – Acquisitions and Restructuring.

Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or non-recurring items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $5.7 million and $7.6 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

Segment Revenues for Significant Product Lines

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$146.3	$141.9
Utility poles	67.9	64.5
Railroad infrastructure products and services	20.8	18.7
Total Railroad and Utility Products and Services	235.0	225.1
Performance Chemicals:
Wood preservative products and other	120.9	150.1
Carbon Materials and Chemicals:
Pitch and related products	65.2	72.8
Phthalic anhydride, naphthalene and other chemicals	21.2	34.6
Carbon black feedstock and distillates	14.2	15.0
Total Carbon Materials and Chemicals	100.6	122.4
Total	$456.5	$497.6

Segment Expenses

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$190.7	$192.8
Performance Chemicals	79.0	103.2
Carbon Materials and Chemicals	81.0	105.4
Total	$350.7	$401.4
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$18.2	$16.4
Performance Chemicals	15.1	16.4
Carbon Materials and Chemicals	7.8	12.7
Total	$41.1	$45.5
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$0.6	$(1.8)
Performance Chemicals	6.7	0.7
Carbon Materials and Chemicals	1.9	0.3
Total	$9.2	$(0.8)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.5	$17.7
Performance Chemicals	20.1	29.8
Carbon Materials and Chemicals	9.9	4.0
Total	$55.5	$51.5
(1)
Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, mark-to-market commodity hedging and LIFO inventory effects.

Segment Adjusted EBITDA

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.5	$17.7
Performance Chemicals	20.1	29.8
Carbon Materials and Chemicals	9.9	4.0
Items excluded from the determination of segment profit:
LIFO benefit (expense)(1)	1.8	(2.6)
Impairment, restructuring and plant closure costs(2)	(20.0)	0.0
Gain on sale of assets	0.3	0.0
Mark-to-market commodity hedging gains	9.1	1.7
Amortization of cloud-based software implementation costs	(0.3)	0.0
Loss on pension settlement	(29.0)	0.0
Interest expense	(16.6)	(17.1)
Depreciation and amortization	(18.0)	(16.1)
Income tax provision	3.3	(4.4)
Net (loss) income	$(13.9)	$13.0
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)
See Note 2 - Acquisitions and Restructuring.

Other Segment Disclosures

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$6.9	$7.6
Carbon Materials and Chemicals	22.2	26.3
Total	$29.1	$33.9
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.5	$6.9
Performance Chemicals	3.8	3.4
Carbon Materials and Chemicals	5.7	5.8
Total	$18.0	$16.1
Capital expenditures:
Railroad and Utility Products and Services	$5.1	$13.5
Performance Chemicals	3.5	3.2
Carbon Materials and Chemicals	5.0	7.9
Corporate	0.7	1.7
Total	$14.3	$26.3

Segment Assets

	March 31, 2025	December 31, 2024
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$843.6	$839.2
Performance Chemicals	509.7	499.7
Carbon Materials and Chemicals	491.4	506.3
Corporate	46.1	45.0
Total	$1,890.8	$1,890.2
Goodwill:
Railroad and Utility Products and Services	$145.7	$145.6
Performance Chemicals	172.0	171.5
Total	$317.7	$317.1

8. Income Taxes

Effective Tax Rate – The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to excess stock compensation deductions, changes in tax laws, adjustments to unrecognized tax benefits and changes of estimated tax liability to the actual liability determined upon filing income tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pretax income in each domestic and foreign jurisdiction in which we conduct business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31,
	2025	2024
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	4.5	4.3
State income taxes, net of federal tax benefit	2.5	1.1
Nondeductible expenses	2.2	1.8
Change in tax contingency reserves	0.3	0.1
GILTI inclusion, net of foreign tax credits	0.2	0.0
Estimated annual effective income tax rate	30.7%	28.3%

Income taxes as a percentage of pretax income were 19.2 percent and 25.3 percent for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended March 31, 2025 was lower than the 2025 estimated annual effective income tax rate due to the loss on pension settlement which was treated as a discrete item in the first quarter tax provision. The effective income tax rate for the three months ended March 31, 2024 was lower than the 2024 estimated annual effective income tax rate due to discrete items, principally an excess tax deduction for vested stock awards.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate for the three months ended March 31, 2025.

Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinational business corporations pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We have analyzed our tax profile by jurisdiction and do not expect to incur top up taxes in 2025.

Unrecognized Tax Benefits – We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2020.

As of March 31, 2025 and December 31, 2024, unrecognized tax benefits of $1.1 million and $1.0 million, respectively, would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories

	March 31, 2025	December 31, 2024
(Dollars in millions)
Raw materials	$360.3	$353.5
Work in process	12.0	14.0
Finished goods	145.0	152.8
Total	$517.3	$520.3
Less revaluation to LIFO	113.9	115.7
Inventories, net	$403.4	$404.6

10. Pensions and Post-Retirement Benefit Plans

We maintain defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States.

During 2024, we initiated a plan to terminate our largest United States qualified pension plan. In February 2025, we completed the irrevocable transfer of $86.4 million of pension liabilities and an equal amount of pension assets to an insurance company. In order to achieve this transfer, additional cash funding of approximately $14 million was required in 2025. In the first quarter of 2025, we recorded a settlement loss of approximately $29.0 million, before tax.

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

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Service cost	$0.3	$0.4
Interest cost	1.2	1.9
Expected return on plan assets	(0.8)	(1.5)
Amortization of net loss	0.4	0.5
Settlement	29.0	0.0
Net periodic benefit cost	$30.1	$1.3
Defined contribution plan expense	$3.3	$3.0

11. Debt

	Weighted Average Interest Rate	Maturity	March 31, 2025	December 31, 2024
(Dollars in millions)
Credit Facility	6.29%	2027	$506.1	$455.8
Term Loan B	6.82%	2030	482.9	483.7
Total debt			$989.0	$939.5
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			8.2	8.7
Long-term debt			$975.9	$925.9

Credit Facility – We have a credit agreement (the Credit Facility) with a consortium of banks. The Credit Facility provides for an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The interest rate on the Credit Facility is variable and may be based on the Secured Overnight Financing Rate (SOFR), which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

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

As of March 31, 2025, we had approximately $286.7 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2025, $7.2 million of commitments were utilized by outstanding letters of credit.

Term Loan B – In April 2023, we issued a class of senior secured term loans under the Credit Facility (the Term Loan B) which was upsized in April 2024, resulting in $488.0 million of aggregate net proceeds, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. The interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 2.50 percent with a floor of 0.50 percent. The principal balance of the Term Loan B is repayable in quarterly installments on the last business day of each quarterly period in an amount equal to 0.25 percent of the principal amount, with the balance due at maturity on April 10, 2030.

Interest Rate Swaps – See Note 4 – Derivative Financial Instruments for discussion of the interest rate swap agreements, which effectively convert the variable rate to a fixed rate for a portion of our variable rate debt.

12. Commitments and Contingent Liabilities

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

The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy has not and will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing. In November 2024, Koppers Inc. received a Special Notice Letter (SNL) from the EPA. The SNL was formally issued to approximately 60 parties and initiates negotiations between PRPs and the EPA for implementation of the ROD.

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

We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.7 million as of March 31, 2025. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of March 31, 2025, our estimated environmental remediation liability for these acquired sites totals $3.6 million.

In June 2024, Koppers Inc. received a letter stating that the Illinois Attorney General’s Office (IL AGO) received an enforcement referral from the Illinois Environmental Protection Agency relating to certain alleged air emissions violations at our Stickney, IL facility. We are cooperating with IL AGO in connection with this matter.

We have not provided a reserve for the Stickney, IL enforcement matter because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The timing of a resolution to this matter cannot be reasonably determined. Although Koppers Inc. is vigorously defending this matter, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of March 31, 2025, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of March 31, 2025 and December 31, 2024, $2.1 million and $2.3 million, respectively, were classified as current liabilities.

	Period ended
	March 31, 2025	December 31, 2024
(Dollars in millions)
Balance at beginning of period	$10.3	$10.6
Expense	0.0	0.3
Cash expenditures	(0.1)	(0.4)
Currency translation	0.0	(0.2)
Balance at end of period	$10.2	$10.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, product introduction or expansion, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; current and potential future tariffs; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock, naphthalene and phthalic anhydride, which are intermediate materials necessary in the pressure treatment of wood, and the production of aluminum, steel, carbon black, high-strength concrete, plasticizers and specialty chemicals. Our CMC segment ceased primary production of phthalic anhydride in April 2025. See Note 2 – Acquisitions and Restructuring.

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

Although we believe that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP financial measures and should be read in conjunction with the relevant GAAP financial measures. Other companies in a similar industry may define or calculate this measure differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, this non-GAAP financial measure should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis. Forward-looking statements, including the significant market indicators described below, are based upon current expectations and are subject to factors that could cause actual results to differ materially from those set forth below. Please see the “forward-looking statements” disclaimer above for more information.

Outlook

After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we anticipate taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions, some of which are one-time savings and some of which are expected to be permanent savings, are intended to ensure that we continue our growth in profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences.

Trade Tariff Uncertainties

Our 2025 outlook reflects plans to substantially offset costs related to import and export tariffs, where possible, but due to the continued uncertainty regarding the implementation dates and scope of potential additional tariffs, as well as potential retaliatory trade policy, our outlook may vary as a result. See also Item 1A. Risk Factors.

Our keys to success for 2025 include:

•
For our RUPS segment, our focus is to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) maximize opportunities for increased volumes, including expanding our customer base into the Texas, western and midwestern utility pole markets and (iii) lower operating and selling, general and administrative expenses.
•
For our PC segment, our focus is to (i) acquire new customers in our residential preservatives markets to offset certain customer market share losses, (ii) expand market share in our industrial preservatives markets and (iii) improve our cost structure.
•
For our CMC segment, our focus is to (i) execute on domestic plant restructuring projects, (ii) optimize and develop markets for enhanced carbon products and (iii) implement global tar and pitch strategies.

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie purchases in 2025 is approximately 19.9 million ties, with approximately 13.6 million for Class I railroads. This is slightly lower than the estimated 2024 crosstie purchases of approximately 20.0 million crossties with the small decrease expected to be from the commercial market. We expect the crosstie market to remain stable.
•
Market demand for utilities poles is expected to grow in 2025 with most of the growth concentrated in the second half of the year, while demand in the first half is expected to remain relatively flat. Key drivers include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures and extreme weather protection. Recently, the realization of potential productivity gains from artificial intelligence (AI) has significantly increased the demand for electricity. Technology companies are now securing power supplies for data centers to fuel AI, resulting in higher volume demand for both distribution and transmission wood poles. We continue to focus on expanding our presence in the western and midwestern United States and Canada along with improving our efficiency and capturing new customers to increase our market share.
•
Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 2.5 percent to reach a record $526 billion by the first quarter of 2026. While the LIRA projects an increase in 2025, our PC business expects flat or lower volumes as a result of customer market share shifts.
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

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate as well as tariffs and international trade policy; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock, phthalic anhydride, and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) the effectiveness of our commodity hedging programs; (vi) changes in foreign exchange rates; and (vii) the other factors set forth in the "forward-looking statements" disclaimer. Any or all of these or other factors, including those set forth in our Annual Report on Form 10-K, could impact our actual results for 2025.

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

Results of Operations – Comparison of Three Months Ended March 31, 2025 and 2024

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$235.0	$225.1	$9.9	4.4%
Performance Chemicals	120.9	150.1	(29.2)	-19.5%
Carbon Materials and Chemicals	100.6	122.4	(21.8)	-17.8%
Total	$456.5	$497.6	$(41.1)	-8.3%

RUPS net sales increased largely due to higher volumes in our Class I crosstie business, $4.6 million of price increases across most products, a nine percent increase in the volume of domestic utility poles sold driven by our acquisition of Brown Wood and an increase in activity in our railroad bridge services business. These increases were partly offset by lower volumes in our commercial crosstie business.

PC net sales decreased primarily due to 21.5 percent lower volumes of residential and industrial preservatives in the Americas due mostly to a shift in United States market share along with reduced volumes due to weather. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.4 million.

CMC net sales decreased mainly due to $10.8 million of volume decreases for phthalic anhydride and lower sales prices for carbon pitch where prices were down approximately eight percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.3 million.

Cost of sales as a percentage of net sales was 77 percent, compared to 81 percent in the prior year period as lower freight costs, operating expenses and raw material costs were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $1.9 million higher when compared to the prior year period primarily as a result of our acquisition of Brown Wood.

Selling, general and administrative expenses were $4.4 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs, professional service fees and other administrative expenses. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.

Impairment and restructuring charges in the current year period represent costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois and our workforce reduction program across selected U.S. locations to streamline operations and reduce costs. See Note 2 - Acquisitions and Restructuring.

Other income in the current year period primarily relates to the sale of our office space in Griffin, Georgia.

Interest expense was $0.5 million lower when compared to the prior year period due to lower interest rates.

Loss on pension settlement in the current year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.

Income tax provision decreased by $7.7 million when compared to the prior year period due primarily to the loss on pension settlement and lower income before income taxes. See Note 8 - Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.5	$17.7	$7.8	44.1%
Performance Chemicals	20.1	29.8	(9.7)	-32.6%
Carbon Materials and Chemicals	9.9	4.0	5.9	147.5%
Total Adjusted EBITDA	$55.5	$51.5	$4.0	7.8%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.9%	7.9%	3.0%	38.0%
Performance Chemicals	16.6%	19.9%	-3.3%	-16.6%
Carbon Materials and Chemicals	9.8%	3.3%	6.5%	197.0%

RUPS adjusted EBITDA increased due to net sales volume and price increases and $2.2 million from lower operating expenses in our crossties business, partly offset by $2.5 million of higher raw material and allocated selling, general and administrative expenses.

PC adjusted EBITDA decreased due to a net decrease in sales and higher raw material costs, partly offset by $3.7 million of lower logistics and selling, general and administrative expenses, particularly in North America.

CMC adjusted EBITDA increased due to $7.0 million of lower raw material and allocated selling, general and administrative expenses, particularly in North America, along with a favorable sales mix and improved plant performance as a result of an outage in North America in the prior year period, partly offset by price decreases.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in millions)
Net (loss) income	$(13.9)	$13.0
Interest expense	16.6	17.1
Depreciation and amortization	18.0	16.1
Income tax provision	(3.3)	4.4
Sub-total	17.4	50.6
Adjustments to arrive at adjusted EBITDA:
LIFO (benefit) expense(1)	(1.8)	2.6
Impairment, restructuring and plant closure costs(2)	20.0	0.0
(Gain) on sale of assets	(0.3)	0.0
Mark-to-market commodity hedging gains	(9.1)	(1.7)
Amortization of cloud-based software implementation costs	0.3	0.0
Loss on pension settlement	29.0	0.0
Total adjustments	38.1	0.9
Adjusted EBITDA	$55.5	$51.5

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)
See Note 2 - Acquisitions and Restructuring.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2025 was $22.7 million compared to $12.3 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, principally depreciation and in 2025, the pension settlement loss. This was offset by working capital usage which was higher in the current year primarily as a result of the timing of purchases and payments of raw material inventory and pension funding of approximately $14 million in connection with the settlement.

Net cash used in investing activities for the three months ended March 31, 2025 was $17.6 million compared to $25.8 million in the prior year due primarily to lower capital expenditures. Capital expenditures were higher in the prior year period due to investment in growth projects, such as the yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024. Additionally, during the three months ended March 31, 2025, we paid approximately $7.6 million for a land transfer associated with our agreement to liquidate Koppers (China) Carbon & Chemical Company Limited (KCCC) with Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO).

Net cash provided by financing activities for the three months ended March 31, 2025 was $28.7 million compared to $23.0 million in the prior year. The primary source of financing cash flows for the three months ended March 31, 2025 was net borrowings of $49.1 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends paid. In the prior year, the primary source of financing cash flows was net borrowings of $27.9 million and the primary uses of financing cash flows were payments related to taxes withheld under stock-based compensation plans and dividends paid.

Liquidity and Capital Resources

As of March 31, 2025, liquidity from our Credit Facility and cash on hand was approximately $320 million. Our Credit Facility is described in Note 11 – Debt.

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

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of March 31, 2025 and December 31, 2024, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

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

Bank Debt Covenants

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 5.0. The total net leverage ratio as of March 31, 2025 was 3.34. Effective during the second quarter of 2025, the total net leverage ratio will not be permitted to exceed 4.75.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of March 31, 2025 was 4.0.

We are currently in compliance with all covenants governing the Credit Facility. Our continued ability to meet these financial covenants may be affected by events beyond our control.

Legal Matters

The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 1 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Environmental and Other Matters

The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the addition of the following risk factors.

Changes to United States tariffs, import and export regulations and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact our business, results of operations and cash flows.

On an annual basis, we import approximately $100 million to $120 million of products into the United States, including sales from affiliates which are eliminated in consolidation. These imports are principally raw materials for our PC and CMC businesses. The majority of our imports are from countries other than China. We export approximately $90 million to $110 million of products from the United States to other countries, including sales to affiliates which are eliminated in consolidation.

Significant uncertainty exists around the future relationship between the United States and other countries with respect to tariffs and other trade matters. The United States has recently instituted or proposed changes in trade policies that include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. We have estimated the effect of the increased tariffs, as they currently stand, could have a $5 million to $9 million impact on our pre-tax profit during 2025 if we are unable to mitigate them, which we intend to do.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade between the impacted countries and the United States. This could impact the way we do business and could increase the cost of our products in certain contracts that do not allow for price increases related to these types of costs. In addition, the potential for the imposition of new or additional tariffs on imports and exports as well as potential retaliatory tariffs or other measures certain other countries may impose on the United States could further increase our cost of goods sold and negatively impact our business, results of operations, liquidity and cash flows. Supply chain disruptions, increased volatility in the markets in which we operate, and delays as a result of any new tariff policies or trade restrictions could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs.

In order to mitigate variations in operating results due to the commodity price fluctuations, we hedge the majority of our exposure to scrap copper and copper-containing raw materials used in our production processes. The results of this hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures and the correlation of the price changes in the financial instruments we use to hedge. Our hedging instruments primarily utilize the London Metal Exchange (LME) index while the majority of our purchases are priced off of the Commodity Exchange, Inc. (COMEX) index. Historically, price changes in the LME and the COMEX have been highly correlated and our hedges have been effective in mitigating our financial exposure to changes in the price of copper.

In 2025, the U.S Department of Commerce initiated a Section 232 investigation to determine the effects on national security of imports of copper in all forms. As a result of potential and anticipated tariffs being levied on the importation of copper at the conclusion of the investigation, COMEX prices are trading at a five to 20 percent premium compared to LME prices as of March 31, 2025. As a result, our hedging instruments are less effective in offsetting increases in raw material prices when such a premium exists. Sustained and prolonged premiums of COMEX pricing over LME pricing could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
January 1 - January 31	0	$0.00	0	$10.9
February 1 - February 28	0	$0.00	0	$100.0
March 1 - March 31	494,443	$29.62	494,443	$85.4
Total	494,443		494,443

(1)
On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date and replaces our previous share repurchase program of $100 million, which was announced on August 6, 2021 and had approximately $11 million remaining.
(2)
Excludes any fees or commissions associated with the share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

10.1*	Koppers Inc. Annual Incentive Plan, as amended and restated effective February 12, 2025.
10.2

Koppers Holdings Inc. Amended and Restated 2020 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 9, 2025 by Koppers Holdings Inc. (File No. 333-287117)

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: May 9, 2025	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)