Form 10-Q
period 2025-06-30
Koppers Holdings Inc.
filed 2025-08-08
CIK 1315257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Common Stock, par value $0.01 per share, outstanding at July 31, 2025 amounted to 19,715,527 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$504.8	$563.2	$961.3	$1,060.8
Cost of sales	390.6	441.6	741.3	843.0
Depreciation and amortization	18.0	18.2	36.0	34.3
Selling, general and administrative	39.5	45.9	80.6	91.4
Impairment and restructuring	17.6	0.0	37.6	0.0
(Gain) on sale of assets	0.0	0.0	(0.3)	0.0
Operating profit	39.1	57.5	66.1	92.1
Other income, net	2.1	0.1	3.5	0.0
Interest expense	17.3	20.6	33.9	37.7
Loss on pension settlement	0.0	0.0	29.0	0.0
Income before income taxes	23.9	37.0	6.7	54.4
Income tax provision	7.5	10.2	4.2	14.6
Net income	16.4	26.8	2.5	39.8
Net income attributable to noncontrolling interests	0.0	0.0	0.0	0.0
Net income attributable to Koppers	$16.4	$26.8	$2.5	$39.8
Earnings per common share attributable to Koppers common shareholders:
Basic	$0.83	$1.29	$0.13	$1.90
Diluted	$0.81	$1.25	$0.12	$1.83
Weighted average shares outstanding (in thousands):
Basic	19,883	20,901	20,123	20,983
Diluted	20,235	21,559	20,456	21,709

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$16.4	$26.8	$2.5	$39.8
Changes in other comprehensive income (loss):
Currency translation adjustment	20.6	0.5	29.8	(13.4)
Cash flow hedges, net of tax of $(0.6), $(1.3), $(2.0) and $(4.0)	1.4	3.4	4.4	10.4
Pension adjustments, net of tax of $0.0, $0.1, $8.3 and $0.1	0.1	0.3	25.2	0.7
Comprehensive income	38.5	31.0	61.9	37.5
Comprehensive income attributable to noncontrolling interests	0.0	0.0	0.0	0.0
Comprehensive income attributable to Koppers	$38.5	$31.0	$61.9	$37.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2025	December 31, 2024
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$38.4	$43.9
Accounts receivable, net of allowance of $7.0 and $6.9	211.7	191.8
Inventories, net	405.4	404.6
Derivative contracts	8.2	1.5
Other current assets	44.3	38.8
Total current assets	708.0	680.6
Property, plant and equipment, net of accumulated depreciation of $458.2 and $494.4	654.5	660.8
Goodwill	319.0	317.1
Intangible assets, net	111.5	119.0
Operating lease right-of-use assets	101.3	89.8
Deferred tax assets	8.4	8.4
Other assets	28.1	14.5
Total assets	$1,930.8	$1,890.2
Liabilities
Accounts payable	$168.7	$179.1
Accrued liabilities	72.0	115.1
Current operating lease liabilities	26.7	26.7
Current maturities of long-term debt	4.9	4.9
Total current liabilities	272.3	325.8
Long-term debt	962.9	925.9
Operating lease liabilities	75.0	64.4
Accrued postretirement benefits	13.1	14.9
Deferred tax liabilities	36.2	25.9
Other long-term liabilities	44.2	44.3
Total liabilities	1,403.7	1,401.2
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,158,485 and 25,761,084 shares issued	0.3	0.3
Additional paid-in capital	326.1	317.2
Retained earnings	489.3	490.3
Accumulated other comprehensive loss	(61.2)	(120.6)
Treasury stock, at cost, 6,445,702 and 5,480,230 shares	(227.7)	(198.5)
Total Koppers shareholders’ equity	526.8	488.7
Noncontrolling interests	0.3	0.3
Total equity	527.1	489.0
Total liabilities and equity	$1,930.8	$1,890.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$2.5	$39.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.0	34.3
Depreciation in impairment and restructuring	18.0	0.0
Stock-based compensation	8.3	10.9
Change in derivative contracts	(9.8)	(3.0)
Non-cash interest expense	1.9	1.6
(Gain) on sale of assets	(1.0)	(0.1)
Insurance proceeds	(2.2)	(1.0)
Deferred income taxes	1.0	0.5
Pension settlement	29.0	0.0
Change in other liabilities	3.0	(5.6)
Other - net	(3.8)	0.8
Changes in working capital:
Accounts receivable	(14.1)	(20.7)
Inventories	9.5	3.1
Accounts payable	(13.3)	(17.1)
Accrued liabilities	(34.3)	(25.0)
Other working capital	(2.9)	(3.6)
Net cash provided by operating activities	27.8	14.9
Cash (used in) provided by investing activities:
Capital expenditures	(26.4)	(43.4)
Acquisitions	0.0	(99.8)
Insurance proceeds	2.2	1.0
Sale of assets	2.5	0.6
Divestiture of KCCC	(7.6)	0.0
Other investing activities	(10.0)	0.0
Net cash used in investing activities	(39.3)	(141.6)
Cash provided by (used in) financing activities:
Borrowings of credit facility	271.5	475.7
Repayments of credit facility	(231.8)	(421.9)
Borrowings of long-term debt	0.0	100.0
Repayments of long-term debt	(2.5)	(3.2)
Issuances of Common Stock	0.6	4.1
Repurchases of Common Stock	(29.2)	(39.1)
Payment of debt issuance costs	(2.1)	(0.9)
Dividends paid	(3.2)	(3.1)
Net cash provided by financing activities	3.3	111.6
Effect of exchange rate changes on cash	2.7	(2.5)
Net decrease in cash and cash equivalents	(5.5)	(17.6)
Cash and cash equivalents at beginning of period	43.9	66.5
Cash and cash equivalents at end of period	$38.4	$48.9
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$23.3	$9.0
Accrued capital expenditures	2.4	3.5
Acquisition non-cash consideration	0.0	2.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$498.3	$509.9	$489.0	$503.0
Common Stock:
Balance at beginning and end of period	0.3	0.3	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	324.1	300.0	317.2	291.1
Employee stock plans	1.7	5.5	8.3	10.9
Issuance of common stock	0.3	0.6	0.6	4.1
Balance at end of period	326.1	306.1	326.1	306.1
Retained earnings:
Balance at beginning of period	474.5	455.4	490.3	444.0
Net income attributable to Koppers	16.4	26.8	2.5	39.8
Common Stock dividends ($0.08, $0.07, $0.16 and $0.14 per share)	(1.6)	(1.5)	(3.5)	(3.1)
Balance at end of period	489.3	480.7	489.3	480.7
Accumulated other comprehensive loss:
Balance at beginning of period	(83.3)	(95.3)	(120.6)	(88.8)
Currency translation adjustment	20.6	0.5	29.8	(13.4)
Cash flow hedges, net of tax(1)	1.4	3.4	4.4	10.4
Pension adjustments, net of tax(2)	0.1	0.3	25.2	0.7
Balance at end of period	(61.2)	(91.1)	(61.2)	(91.1)
Treasury stock:
Balance at beginning of period	(217.6)	(154.6)	(198.5)	(147.7)
Purchases	(10.1)	(32.2)	(29.2)	(39.1)
Balance at end of period	(227.7)	(186.8)	(227.7)	(186.8)
Noncontrolling interests:
Balance at beginning and end of period	0.3	4.1	0.3	4.1
Total equity – end of period	$527.1	$513.3	$527.1	$513.3

(Shares in thousands)
Common Stock:
Balance at beginning of period	26,120	25,630	25,761	25,163
Issued for employee stock plans	38	66	397	533
Balance at end of period	26,158	25,696	26,158	25,696
Treasury Stock:
Balance at beginning of period	(6,116)	(4,442)	(5,480)	(4,303)
Shares repurchased	(330)	(734)	(966)	(873)
Balance at end of period	(6,446)	(5,176)	(6,446)	(5,176)
Common Stock Outstanding	19,712	20,520	19,712	20,520

(1)
Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $0.9 million and $5.2 million during the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $6.3 million during the six months ended June 30, 2025 and 2024.
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

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2024.

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
(1)
The difference between total cash consideration and cash paid in the prior year condensed consolidated statement of cash flows relates to the settlement of pre-existing relationships with our PC segment (as defined in Note 7 - Segment Information) and Brown Wood, as the settlement was deemed additional consideration.

The customer relationship intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Goodwill has been allocated to the Company’s RUPS segment. The Company expects the goodwill recognized to be deductible for tax purposes. Recognized goodwill is attributable to the expected synergies and other intangible assets that do not qualify for separate recognition.

Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Cumulative Total
(Dollars in millions)
Phthalic Anhydride Shutdown:
Severance and employee benefits	$0.5	$0.6	$0.7
Depreciation and asset disposal costs	4.6	18.5	26.4
Plant cleaning, waste disposal and demolition costs	7.9	7.9	7.9
Workforce Reduction Program	0.2	3.3	8.3
Consulting Services	4.4	7.3	7.6
Total impairment and restructuring	$17.6	$37.6	$50.9

Phthalic Anhydride Shutdown – In December 2024, we made the decision to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and will substantially reduce annual emissions of certain regulated air contaminants. During the second quarter of 2025, we completed the shutdown of the phthalic anhydride plant. We expect this action to result in pre-tax charges to earnings of $51 million to $55 million through the end of 2026, approximately $28 million of which constitutes non-cash charges and approximately $23 million to $27 million of which constitutes cash expenditures. Estimates of the total cumulative pre-tax amount incurred and to be incurred for each major type of cost associated with the discontinuation plan are: (i) retention and severance costs of approximately $1 million, (ii) accelerated depreciation and asset write-down costs of approximately $28 million, and (iii) plant cleaning, waste disposal and demolition costs of approximately $22 million to $26 million.

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

Consulting Services – We have incurred and will continue to incur consulting and other professional service fees starting with a comprehensive assessment of each of our businesses and functions which is expected to be completed during the third quarter of 2025. Such assessment will be followed by a multi-year company-wide transformative project to design and implement changes that we believe will enable us to reach our full potential and improve profitability, modernize business processes and pursue portfolio realignment, if necessary.

The following table includes details of plant closures and restructuring liabilities:

	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$4.4
Accrual	8.6	1.6
Cash paid	(4.2)	(2.8)
Liability at June 30, 2025	$4.4	$3.2

KCCC Liquidation – In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. During the first quarter of 2025, TISCO assumed the remaining assets, including land, and liabilities of KCCC, which resulted in cash paid of approximately $7.6 million. KCCC is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by TISCO.

3. Fair Value Measurements

The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.4	$1.4	$1.4	$1.4
Liabilities - Debt (including current portion)	$986.3	$977.5	$949.1	$939.5

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

We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of June 30, 2025 and December 31, 2024, we had contracts totaling 3.9 million and 3.5 million gallons, respectively.

We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. These forward contracts related to foreign currency are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.

We enter into interest rate swaps to effectively convert portions of our variable interest rate debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. We entered into interest rate swap agreements with an aggregate notional value of $400.0 million at a weighted average fixed Secured Overnight Financing Rate (SOFR) of 3.97 percent for a portion of our variable rate debt. All swap agreements expire in April 2027. The interest rate swaps have been designated as cash flow hedges on interest payments involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

See the condensed consolidated statement of comprehensive income and condensed consolidated statement of shareholders' equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		June 30, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$6.8	$0.0	$0.7	$0.7	$8.2
Other assets	2.4	0.0	0.0	0.0	2.4
Accrued liabilities	0.0	(0.4)	0.0	(1.2)	(1.6)
Other long-term liabilities	0.0	0.0	0.0	(2.8)	(2.8)
Net asset (liability) on balance sheet	$9.2	$(0.4)	$0.7	$(3.3)	$6.2
Accumulated other comprehensive gain, net of tax	$4.4	$0.0	$0.0	$2.5	$6.9

		December 31, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.3	$0.0	$0.0	$1.2	$1.5
Other assets	0.0	0.0	0.0	1.0	1.0
Accrued liabilities	(7.6)	(0.5)	(0.9)	(0.5)	(9.5)
Other long-term liabilities	(1.6)	0.0	0.0	(1.3)	(2.9)
Net (liability) asset on balance sheet	$(8.9)	$(0.5)	$(0.9)	$0.4	$(9.9)
Accumulated other comprehensive loss, net of tax	$(2.0)	$0.0	$0.0	$(0.3)	$(2.3)

We estimate that unrealized gains, net of tax, for commodity price hedging of $3.1 million and unrealized losses, net of tax, for interest rate swaps of $0.4 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

The unrealized (gain) loss from our hedging contracts where hedge accounting was not elected is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Copper swap contracts	$(0.6)	$(1.3)	$(9.6)	$(2.8)
Heating oil contracts	0.0	0.0	(0.2)	(0.3)
Foreign currency forward contracts	(0.1)	0.0	(0.6)	0.1

Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset (Liability)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
(Amounts in millions)
Cash flow hedges	20.0	20.7	$5.7	$(2.7)
Not designed as hedges	18.7	26.7	3.5	(6.2)
Total	38.7	47.4	$9.2	$(8.9)

Foreign Currency Forward Contracts – The net currency units outstanding for contracts were:

	June 30, 2025	December 31, 2024
(In millions)
United States Dollars	USD 18.9	USD 18.5
British Pound Sterling	GBP 0.5	GBP 0.5

5. Earnings and Dividends per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$16.4	$26.8	$2.5	$39.8
Weighted average common shares outstanding (in thousands):
Basic	19,883	20,901	20,123	20,983
Effect of dilutive securities	352	658	333	726
Diluted	20,235	21,559	20,456	21,709
Earnings per common share:
Basic	$0.83	$1.29	$0.13	$1.90
Diluted	0.81	1.25	0.12	1.83
Antidilutive securities excluded from computation of diluted earnings per common share	714	76	771	52

On August 7, 2025, we declared a quarterly dividend of $0.08 per common share, payable on September 15, 2025 to shareholders of record as of August 29, 2025.

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

We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below. These awards incorporate a fair value cap such that the number of awards that vest will be reduced if our stock price exceeds the cap at the end of the performance measurement period:

January 2025 Grant
Grant date price per share of performance award	$31.72
Expected volatility	38.02%
Risk-free interest rate	4.32%
Look-back period in years	3.00
Fair value cap per share	$65.00
Grant date fair value per share	$34.54

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	432,040	624,388	1,056,428	$39.16
Granted	328,165	335,563	663,728	$32.37
Credited from dividends	191	0	191	$49.22
Vested	(222,280)	(159,087)	(381,367)	$39.69
Forfeited	(7,363)	(3,304)	(10,667)	$33.00
Non-vested at June 30, 2025	530,753	797,560	1,328,313	$35.67

The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	531,532	$28.49
Exercised	(6,000)	$17.57
Outstanding at June 30, 2025	525,532	$28.62	3.95	$2.9
Exercisable at June 30, 2025	502,493	$28.45	3.83	$2.9

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Selling, general and administrative expenses	$1.7	$5.5	$8.3	$10.9
Less related income tax benefit	0.6	1.5	2.6	3.0
Decrease in net income attributable to Koppers	$1.1	$4.0	$5.7	$7.9

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

Our RUPS segment primarily sells pressure-treated railroad ties to the railroad industry and treated utility poles to utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric, telephone and broadband utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. We have entered into an agreement to sell our railroad services business. See Note 13 - Subsequent Events.

Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services to a diverse range of end-markets including residential, industrial, commercial construction and agricultural applications.

Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and steel. Naphthalene is used as a surfactant in the production of concrete. Our CMC segment ceased production of phthalic anhydride in the second quarter of 2025. See Note 2 – Acquisitions and Restructuring.

Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or non-recurring items typically include last-in, first-out (LIFO) inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Adjusted EBITDA is reconciled to net income on a consolidated basis, the most directly comparable financial measure determined and reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $3.2 million and $7.6 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

Segment Revenues for Significant Product Lines

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$150.9	$155.6	$297.2	$297.5
Utility poles	75.8	76.1	143.7	140.6
Railroad infrastructure products and services	23.7	22.2	44.5	40.9
Total Railroad and Utility Products and Services	250.4	253.9	485.4	479.0
Performance Chemicals:
Wood preservative products and other	150.8	176.9	271.7	327.0
Carbon Materials and Chemicals:
Pitch and related products	74.4	73.5	139.6	146.3
Phthalic anhydride, naphthalene and other chemicals	14.8	34.4	36.0	69.0
Carbon black feedstock and distillates	14.4	24.5	28.6	39.5
Total Carbon Materials and Chemicals	103.6	132.4	204.2	254.8
Total	$504.8	$563.2	$961.3	$1,060.8

Segment Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$201.8	$215.6	$392.5	$408.4
Performance Chemicals	108.6	115.4	187.6	218.6
Carbon Materials and Chemicals	80.2	110.6	161.2	216.0
Total	$390.6	$441.6	$741.3	$843.0
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$17.1	$19.5	$35.3	$35.9
Performance Chemicals	15.4	16.8	30.5	33.2
Carbon Materials and Chemicals	7.0	9.6	14.8	22.3
Total	$39.5	$45.9	$80.6	$91.4
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$(0.1)	$(3.6)	$0.5	$(5.4)
Performance Chemicals	(1.9)	0.4	4.8	1.1
Carbon Materials and Chemicals	(0.4)	1.4	1.5	1.7
Total	$(2.4)	$(1.8)	$6.8	$(2.6)
Adjusted EBITDA:
Railroad and Utility Products and Services	$31.6	$22.4	$57.1	$40.1
Performance Chemicals	28.7	44.3	48.8	74.1
Carbon Materials and Chemicals	16.8	10.8	26.7	14.8
Total	$77.1	$77.5	$132.6	$129.0
(1)
Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, mark-to-market commodity hedging and LIFO inventory effects.

Segment Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$31.6	$22.4	$57.1	$40.1
Performance Chemicals	28.7	44.3	48.8	74.1
Carbon Materials and Chemicals	16.8	10.8	26.7	14.8
Items excluded from the determination of segment profit:
LIFO benefit (expense)(1)	0.7	(1.5)	2.5	(4.1)
Impairment, restructuring and plant closure costs(2)	(17.6)	0.0	(37.6)	0.0
Gain on sale of assets	0.0	0.0	0.3	0.0
Mark-to-market commodity hedging gains	0.7	1.3	9.8	3.0
Acquisition inventory step-up amortization	0.0	(1.5)	0.0	(1.5)
Amortization of cloud-based software implementation costs	(0.5)	0.0	(0.8)	0.0
Pension settlement and expense	(1.2)	0.0	(30.2)	0.0
Interest expense	(17.3)	(20.6)	(33.9)	(37.7)
Depreciation and amortization	(18.0)	(18.2)	(36.0)	(34.3)
Income tax provision	(7.5)	(10.2)	(4.2)	(14.6)
Net income	$16.4	$26.8	$2.5	$39.8
(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a first-in, first-out (FIFO) inventory basis.
(2)
See Note 2 - Acquisitions and Restructuring.

Other Segment Disclosures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$7.9	$8.6	$14.8	$16.2
Carbon Materials and Chemicals	23.2	23.4	45.4	49.7
Total	$31.1	$32.0	$60.2	$65.9
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.5	$9.5	$17.0	$16.4
Performance Chemicals	4.1	3.5	7.9	6.9
Carbon Materials and Chemicals	5.4	5.2	11.1	11.0
Total	$18.0	$18.2	$36.0	$34.3
Capital expenditures:
Railroad and Utility Products and Services	$4.2	$7.9	$9.3	$21.4
Performance Chemicals	2.4	3.1	5.9	6.3
Carbon Materials and Chemicals	5.2	5.0	10.2	12.9
Corporate	0.3	1.1	1.0	2.8
Total	$12.1	$17.1	$26.4	$43.4

Segment Assets

	June 30, 2025	December 31, 2024
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$834.3	$839.2
Performance Chemicals	554.5	499.7
Carbon Materials and Chemicals	495.1	506.3
Corporate	46.9	45.0
Total	$1,930.8	$1,890.2
Goodwill:
Railroad and Utility Products and Services	$145.8	$145.6
Performance Chemicals	173.2	171.5
Total	$319.0	$317.1

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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2025	2024
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	5.5	3.9
Nondeductible expenses	2.2	1.9
State income taxes, net of federal tax benefit	1.9	1.0
GILTI inclusion, net of foreign tax credits	0.7	0.0
Change in tax contingency reserves	0.3	0.1
Estimated annual effective income tax rate	31.6%	27.9%

Income taxes as a percentage of pretax income were 31.4 percent and 62.7 percent for the three and six months ended June 30, 2025, respectively, and 27.6 percent and 26.8 percent for the three and six months ended June 30, 2024, respectively.

The effective income tax rate for the three months ended June 30, 2025 was slightly lower than the respective estimated annual effective income tax rate due to various discrete items, which were not material in the aggregate or individually. The effective income tax rate for the six months ended June 30, 2025 was significantly higher than the respective estimated annual effective income tax rate due to the loss on pension settlement, which has been treated as a discrete item.

The effective income tax rates for the three months and six months ended June 30, 2024 were slightly lower than their respective estimated annual effective income tax rates due to various discrete items, which were not material in the aggregate or individually.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the six months ended June 30, 2025.

On July 4, 2025, H.R. 1, the U.S. budget reconciliation bill, was signed into law. We do not expect that the business tax provisions will have a material effect to our estimated annual effective income tax rate. We believe the primary impact of the budget reconciliation bill to us will be an increase of our current year interest expense deduction under Section 163(j).

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

As of June 30, 2025 and December 31, 2024, unrecognized tax benefits of $1.1 million and $1.0 million, respectively, would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories

	June 30, 2025	December 31, 2024
(Dollars in millions)
Raw materials	$346.8	$353.5
Work in process	12.9	14.0
Finished goods	158.9	152.8
Total	$518.6	$520.3
Less revaluation to LIFO	113.2	115.7
Inventories, net	$405.4	$404.6

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

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Service cost	$1.3	$0.4	$1.6	$0.8
Interest cost	0.7	2.1	1.9	4.0
Expected return on plan assets	(0.5)	(1.6)	(1.3)	(3.1)
Amortization of net loss	0.2	0.5	0.6	1.0
Settlement	0.0	0.0	29.0	0.0
Net periodic benefit cost	$1.7	$1.4	$31.8	$2.7
Defined contribution plan expense	$1.2	$1.7	$4.5	$4.7

11. Debt

	Weighted Average Interest Rate	Maturity	June 30, 2025	December 31, 2024
(Dollars in millions)
Credit Facility	6.19%	2030	$495.5	$455.8
Term Loan B	6.83%	2030	482.0	483.7
Total debt			$977.5	$939.5
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			9.7	8.7
Long-term debt			$962.9	$925.9

Credit Facility – We have a credit agreement (the Credit Facility) with a consortium of banks. The Credit Facility provides for an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. The interest rate on the Credit Facility is variable and may be based on the SOFR, which is the applicable benchmark for current borrowings, or an alternative benchmark depending on the borrowing type.

In June 2025, we amended the Credit Facility to, among other things, (a) extend the maturity date of the Credit Facility to January 9, 2030 at the earliest; (b) modify the total net leverage ratio financial covenant by making the test 4.75:1 throughout the life of the Credit Facility; and (c) modify the interest rate margins applicable to the Credit Facility by removing the 10 basis point credit spread adjustment and increasing the total net leverage ratio test used to determine the applicable interest rate margin.

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

As of June 30, 2025, we had approximately $297.3 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2025, $7.2 million of commitments were utilized by outstanding letters of credit.

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

The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy has not and will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing. In November 2024, Koppers Inc. received a Special Notice Letter (SNL) from the EPA. The SNL was formally issued to approximately 60 parties and initiates negotiations between PRPs and the EPA for implementation of the ROD. In May 2025, Koppers Inc. submitted a response to the SNL to the EPA.

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

We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.6 million as of June 30, 2025. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2025, our estimated environmental remediation liability for these acquired sites totals $3.6 million.

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

Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2025, our estimated environmental remediation liability for the acquired site totals $1.2 million.

Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of June 30, 2025 and December 31, 2024, $2.1 million and $2.3 million, respectively, were classified as current liabilities.

	Period ended
	June 30, 2025	December 31, 2024
(Dollars in millions)
Balance at beginning of period	$10.3	$10.6
Expense	0.1	0.3
Cash expenditures	(0.2)	(0.4)
Currency translation	0.0	(0.2)
Balance at end of period	$10.2	$10.3

13. Subsequent Events

On July 24, 2025, we entered into an agreement to sell our railroad services business, Koppers Railroad Structures Inc. We expect to close this transaction in the third quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the successful implementation of multi-year cost mitigation programs; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; current and potential future tariffs; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations and compliance therewith; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America and the second largest producer of utility poles in the United States. Our utility poles are used in the electric, telephone, and broadband industries in the United States and Australia and construction pilings in the United States. In addition, we provide untreated wood products and rail joint bars to the railroad markets and inspection services to the utility markets. We also operate a railroad services business that conducts engineering, design, repair and inspection services for railroad bridges and a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. We have entered into an agreement to sell our railroad services business. See Note 13 - Subsequent Events.

Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications.

Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock and naphthalene, which are intermediate materials necessary in the pressure treatment of wood, and the production of aluminum, steel, carbon black and high-strength concrete. Our CMC segment ceased production of phthalic anhydride in the second quarter of 2025. See Note 2 – Acquisitions and Restructuring.

Non-GAAP Financial Measures

We utilize certain financial measures that are not in accordance with U.S. GAAP to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. Adjusted EBITDA is the measure of profitability we use to evaluate our businesses. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management's short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management.

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

Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis. Forward-looking statements, including the significant market indicators described below, are based upon current expectations and are subject to factors that could cause actual results to differ materially from those set forth below. Please see the “forward-looking statements” disclaimer in the above section for more information.

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

Trade Tariff Uncertainties

Our 2025 outlook reflects plans to substantially offset costs related to import and export tariffs, where possible, but there is continued uncertainty regarding the implementation dates and scope of potential additional tariffs, as well as potential retaliatory trade policy. We also face uncertainties from the indirect impact of Section 232 tariffs on the price of scrap copper and our outlook reflects our ability to offset any additional cost in the purchase price of the material. As a result of these items, our outlook may vary as a result. See also Item 1A. Risk Factors in this 10-Q as well as in our Form 10-K for the year ended December 31, 2024.

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

Significant market indicators for our businesses include:

•
The Railway Tie Association’s estimate of total crosstie purchases in 2025 is approximately 19.9 million ties, with approximately 13.4 million for Class I railroads. This is lower than the 2024 crosstie purchases of approximately 21.3 million crossties with the decrease expected to be from the commercial market. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range.
•
Market demand for utility poles is expected to grow in 2025 with most of the growth concentrated in the second half of the year. Key drivers include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures and extreme weather protection. Recently, the realization of potential productivity gains from artificial intelligence (AI) has significantly increased the demand for electricity. Technology companies are now securing power supplies for data centers to fuel AI, resulting in higher volume demand for both distribution and transmission wood poles. We continue to focus on expanding our presence in the western and midwestern United States and Canada along with improving our efficiency and capturing new customers to increase our market share.
•
Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 1.2 percent by the second quarter of 2026. While the LIRA projects a slight increase in 2025, our PC business expects lower volumes as a result of customer market share shifts with the remaining customer volumes expected to be relatively flat.
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

Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate as well as tariffs and international trade policy; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) the effectiveness of our commodity hedging programs; (vi) changes in foreign exchange rates; and (vii) the other factors set forth in the "forward-looking statements" disclaimer. Any or all of these or other factors, including those set forth in our Annual Report on Form 10-K, could impact our actual results for 2025.

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

Results of Operations – Comparison of Three Months Ended June 30, 2025 and 2024

Consolidated Results

Net sales are summarized by segment in the following table:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$250.4	$253.9	$(3.5)	-1.4%
Performance Chemicals	150.8	176.9	(26.1)	-14.8%
Carbon Materials and Chemicals	103.6	132.4	(28.8)	-21.8%
Total	$504.8	$563.2	$(58.4)	-10.4%

RUPS net sales decreased due to lower volumes in our Class I crosstie business and lower activity in our crosstie recovery business. These decreases were partly offset by higher volumes in our commercial crosstie business, price increases and an increase in activity in our railroad bridge services business.

PC net sales decreased due primarily to a 15 percent volume decrease mostly in the Americas due to a shift in United States market share.

CMC net sales decreased mainly due to volume decreases of phthalic anhydride of $20.4 million as we ceased production, lower volumes of carbon black feedstock of $11.0 million and lower sales prices for carbon pitch where prices were down approximately six percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for refined tar, naphthalene and creosote. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $1.8 million.

Cost of sales as a percentage of net sales was 77 percent, compared to 78 percent in the prior year period as lower raw material costs and freight costs were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Selling, general and administrative expenses were $6.4 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs and professional service fees. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.

Impairment and restructuring charges in the current year period represent costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois, our workforce reduction program across selected U.S. locations to streamline operations and reduce costs and consulting services related to our comprehensive assessment of our businesses. See Note 2 - Acquisitions and Restructuring.

Other income in the current year period primarily relates to increased royalty income in our PC business and lower pension costs.

Interest expense was $3.3 million lower when compared to the prior year period due to lower interest rates.

Income tax provision decreased by $2.7 million when compared to the prior year period due primarily to lower income before income taxes. See Note 8 - Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$31.6	$22.4	$9.2	41.1%
Performance Chemicals	28.7	44.3	(15.6)	-35.2%
Carbon Materials and Chemicals	16.8	10.8	6.0	55.6%
Total Adjusted EBITDA	$77.1	$77.5	$(0.4)	-0.5%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	12.6%	8.8%	3.8%	43.2%
Performance Chemicals	19.0%	25.0%	-6.0%	-24.0%
Carbon Materials and Chemicals	16.2%	8.2%	8.0%	97.6%

RUPS adjusted EBITDA increased due to $7.7 million of lower raw material, selling, general and administrative and freight expenses in addition to net sales price increases.

PC adjusted EBITDA decreased due primarily to higher raw material costs and lower sales volumes, partly offset by lower selling, general and administrative expenses of $2.2 million, lower operating costs and higher royalty income.

CMC adjusted EBITDA increased due to $11.5 million of lower raw material, selling, general and administrative and operating expenses, particularly in North America, along with a favorable sales mix, partly offset by price decreases and lower utilization from discontinuing phthalic anhydride production.

Results of Operations – Comparison of Six Months Ended June 30, 2025 and 2024

Consolidated Results

Net sales are summarized by segment in the following table:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
(Dollars in millions)
Railroad and Utility Products and Services	$485.4	$479.0	$6.4	1.3%
Performance Chemicals	271.7	327.0	(55.3)	-16.9%
Carbon Materials and Chemicals	204.2	254.8	(50.6)	-19.9%
Total	$961.3	$1,060.8	$(99.5)	-9.4%

RUPS net sales increased largely due to $5.2 million of pricing increases across multiple markets, particularly for crossties, an increase in activity in our railroad bridge services business and volume increases in our domestic utility pole business due primarily to our acquisition of Brown Wood. These increases were partly offset by lower volumes in our Class I crosstie business and our Australian utility pole business. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $1.6 million, mainly from our Australian utility pole business.

PC net sales decreased due primarily to a 15.5 percent volume decrease mostly in the Americas due to a shift in United States market share along with reduced volumes due to weather and sales to Brown Wood which were included in external sales during the first quarter of 2024. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.2 million.

CMC net sales decreased mainly due to lower phthalic anhydride volumes of $30.8 million as we ceased production, lower volumes of carbon black feedstock of $12.9 million and lower sales prices for carbon pitch, which were down approximately seven percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for creosote and refined tar.

Cost of sales as a percentage of net sales was 77 percent, compared to 79 percent in the prior year period as lower raw material costs, freight costs and operating expenses were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.

Depreciation and amortization expenses were $1.7 million higher when compared to the prior year period primarily as a result of our acquisition of Brown Wood.

Selling, general and administrative expenses were $10.8 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs, professional service fees and other administrative expenses. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.

Impairment and restructuring charges in the current year period represent costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois, our workforce reduction program across selected U.S. locations to streamline operations and reduce costs and consulting services related to our comprehensive assessment of our businesses. See Note 2 - Acquisitions and Restructuring.

Other income in the current year period primarily relates to increased royalty income in our PC business, the sale of our office space in Griffin, Georgia and lower pension costs.

Interest expense was $3.8 million lower when compared to the prior year period due to lower interest rates.

Loss on pension settlement in the current year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.

Income tax expense decreased by $10.4 million when compared to the prior year period due primarily to lower income before income taxes. See Note 8 – Income Taxes.

Segment Results

Segment adjusted EBITDA and adjusted EBITDA margin is summarized in the following table:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$57.1	$40.1	$17.0	42.4%
Performance Chemicals	48.8	74.1	(25.3)	-34.1%
Carbon Materials and Chemicals	26.7	14.8	11.9	80.4%
Total Adjusted EBITDA	$132.6	$129.0	$3.6	2.8%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	11.8%	8.4%	3.4%	40.5%
Performance Chemicals	18.0%	22.7%	-4.7%	-20.7%
Carbon Materials and Chemicals	13.1%	5.8%	7.3%	125.9%

RUPS adjusted EBITDA increased due to net sales increases and $8.7 million of lower operating, raw material and selling, general and administrative expenses.

PC adjusted EBITDA decreased due primarily to higher raw material costs and lower sales volumes, partly offset by $5.7 million of lower selling, general and administrative and logistics expenses, particularly in North America, and higher royalty income.

CMC adjusted EBITDA increased due to $19.3 million of lower raw material, selling, general and administrative and operating expenses, particularly in North America, along with a favorable sales mix and improved plant performance as a result of an outage in North America in the prior year period, partly offset by sales decreases.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in millions)
Net income	$16.4	$26.8	$2.5	$39.8
Interest expense	17.3	20.6	33.9	37.7
Depreciation and amortization	18.0	18.2	36.0	34.3
Income tax provision	7.5	10.2	4.2	14.6
Sub-total	59.2	75.8	76.6	126.4
Adjustments to arrive at adjusted EBITDA:
LIFO (benefit) expense(1)	(0.7)	1.5	(2.5)	4.1
Impairment, restructuring and plant closure costs(2)	17.6	0.0	37.6	0.0
(Gain) loss on sale of assets	0.0	0.0	(0.3)	0.0
Mark-to-market commodity hedging (gains)	(0.7)	(1.3)	(9.8)	(3.0)
Acquisition inventory step-up amortization	0.0	1.5	0.0	1.5
Amortization of cloud-based software implementation costs	0.5	0.0	0.8	0.0
Pension settlement and expense	1.2	0.0	30.2	0.0
Total adjustments	17.9	1.7	56.0	2.6
Adjusted EBITDA	$77.1	$77.5	$132.6	$129.0

(1)
The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)
See Note 2 - Acquisitions and Restructuring.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2025 was $27.8 million compared to $14.9 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, principally depreciation and in 2025, the pension settlement loss. Working capital usage was lower in the current year primarily as a result of the timing of receipts and payments, partly offset by pension funding of approximately $14 million in connection with the settlement.

Net cash used in investing activities for the six months ended June 30, 2025 was $39.3 million compared to $141.6 million in the prior year. The decrease was due to cash paid for the Brown Wood acquisition in the prior year as well as lower capital expenditures in the current year due to the completion of certain growth projects, such as the yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024. Additionally, during the six months ended June 30, 2025, we paid approximately $7.6 million for a land transfer associated with our agreement to liquidate Koppers (China) Carbon & Chemical Company Limited (KCCC) with Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO).

Net cash provided by financing activities for the six months ended June 30, 2025 was $3.3 million compared to $111.6 million in the prior year. The primary source of financing cash flows for the six months ended June 30, 2025 was net borrowings of $37.2 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, dividends and debt issuance costs. In the prior year, the primary source of financing cash flows was net borrowings of $150.6 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans and dividends.

Liquidity and Capital Resources

As of June 30, 2025, liquidity from our Credit Facility and cash on hand was approximately $336 million. Our Credit Facility is described in Note 11 – Debt.

Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, pension plan funding, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2025, excluding acquisitions, if any, are expected to total approximately $52 million to $58 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.

We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of June 30, 2025 and December 31, 2024, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.

Restrictions on Dividends to Koppers Holdings Inc.

Koppers Holdings Inc. depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including the payment of any declared dividend of Koppers Holdings Inc. The Credit Facility permits Koppers Inc. to make dividend payments to Koppers Holdings Inc. if certain conditions are met, including, among other permitted dividend payments, the ability to fund the payment of regularly scheduled dividends on Koppers Holdings Inc. common stock and repurchases of Koppers Holdings Inc. common stock, in an aggregate amount per fiscal year not to exceed the greater of $50.0 million, with unused amounts in any fiscal year being carried over to the succeeding fiscal year, and 6.0 percent of market capitalization.

Bank Debt Covenants

The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•
The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of June 30, 2025 was 3.3.
•
The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of June 30, 2025 was 4.2.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the addition of the following risk factors.

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

Significant uncertainty exists around the future relationship between the United States and other countries with respect to tariffs and other trade matters. The United States has recently instituted or proposed changes in trade policies that include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. We have estimated the effect of the increased tariffs, as they currently stand, could have a $4 million to $8 million impact on our pre-tax profit during 2025 if we are unable to mitigate them, which we intend to do. Mitigation efforts include changing the origin of sourcing materials, sharing of incremental tariff costs with vendors and customer price increases where contractually possible.

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

In July 2025, the U.S. government imposed 50 percent tariffs on imports of semi-finished copper products and copper-intensive derivative products, effective August 1, 2025. Actual or anticipated U.S., tariffs have caused and can continue to cause significant premiums to the COMEX prices as compared to LME price. Such premiums can result in our hedging instruments being less effective in offsetting increases in raw material prices. Sustained and prolonged premiums of COMEX pricing over LME pricing could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
April 1 - April 30	0	$0.00	0	$85.4
May 1 – May 31	238,921	$30.78	238,921	$78.0
June 1 – June 30	84,280	$31.28	84,280	$75.4
Total	323,201		323,201

(1)
On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)
Excludes any fees or commissions associated with the share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

10.1

Amendment No. 6, dated as of June 17, 2025, to the Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 18, 2025).

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

KOPPERS HOLDINGS INC. (REGISTRANT)

Date: August 8, 2025	By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)