Form 10-Q
period 2025-09-30
Koppers Holdings Inc.
filed 2025-11-07
CIK 1315257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common Stock, par value $0.01 per share, outstanding at October 31, 2025 amounted to 19,613,926 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$485.3	$554.3	$1,446.6	$1,615.1
Cost of sales	368.3	433.1	1,109.6	1,276.1
Depreciation and amortization	17.6	17.9	53.6	52.2
Selling, general and administrative	37.5	43.9	118.1	135.3
Impairment and restructuring	10.2	0.0	47.8	0.0
(Gain) loss on sale of assets	(0.1)	9.7	(0.4)	9.7
Operating profit	51.8	49.7	117.9	141.8
Other income, net	0.7	0.1	4.2	0.1
Interest expense	16.7	20.2	50.6	57.9
Loss on pension settlement	0.0	0.0	29.0	0.0
Income before income taxes	35.8	29.6	42.5	84.0
Income tax provision	12.0	10.6	16.2	25.2
Net income	23.8	19.0	26.3	58.8
Net loss attributable to noncontrolling interests	0.0	(3.8)	0.0	(3.8)
Net income attributable to Koppers	$23.8	$22.8	$26.3	$62.6
Earnings per common share attributable to Koppers common shareholders:
Basic	$1.21	$1.12	$1.32	$3.01
Diluted	$1.17	$1.09	$1.29	$2.92
Weighted average shares outstanding (in thousands):
Basic	19,654	20,409	19,964	20,790
Diluted	20,212	20,961	20,414	21,448

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$23.8	$19.0	$26.3	$58.8
Changes in other comprehensive income (loss):
Currency translation adjustment	(1.1)	13.8	28.7	0.4
Cash flow hedges, net of tax of $0.4, $3.0, $(1.6) and $(1.1)	(1.1)	(7.5)	3.3	2.9
Pension adjustments, net of tax of $(0.1), $0.0, $8.2 and $0.1	0.1	0.3	25.3	1.0
Comprehensive income	21.7	25.6	83.6	63.1
Comprehensive loss attributable to noncontrolling interests	0.0	(3.8)	0.0	(3.8)
Comprehensive income attributable to Koppers	$21.7	$29.4	$83.6	$66.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2025	December 31, 2024
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$37.9	$43.9
Accounts receivable, net of allowance of $7.0 and $6.9	192.1	191.8
Inventories, net	400.3	404.6
Derivative contracts	10.9	1.5
Other current assets	41.6	38.8
Total current assets	682.8	680.6
Property, plant and equipment, net of accumulated depreciation of $464.4 and $494.4	646.7	660.8
Goodwill	317.3	317.1
Intangible assets, net	107.6	119.0
Operating lease right-of-use assets	104.7	89.8
Deferred tax assets	8.8	8.4
Other assets	26.9	14.5
Total assets	$1,894.8	$1,890.2
Liabilities
Accounts payable	$156.3	$179.1
Accrued liabilities	71.3	115.1
Current operating lease liabilities	27.3	26.7
Current maturities of long-term debt	4.9	4.9
Total current liabilities	259.8	325.8
Long-term debt	918.3	925.9
Operating lease liabilities	77.7	64.4
Accrued postretirement benefits	12.9	14.9
Deferred tax liabilities	36.8	25.9
Other long-term liabilities	43.4	44.3
Total liabilities	1,348.9	1,401.2
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,194,068 and 25,761,084 shares issued	0.3	0.3
Additional paid-in capital	329.0	317.2
Retained earnings	511.4	490.3
Accumulated other comprehensive loss	(63.3)	(120.6)
Treasury stock, at cost, 6,580,954 and 5,480,230 shares	(231.8)	(198.5)
Total Koppers shareholders’ equity	545.6	488.7
Noncontrolling interests	0.3	0.3
Total equity	545.9	489.0
Total liabilities and equity	$1,894.8	$1,890.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income	$26.3	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.6	52.2
Depreciation in impairment and restructuring	18.0	0.0
Stock-based compensation	10.7	16.1
Change in derivative contracts	(14.7)	(3.0)
Non-cash interest expense	2.8	2.5
(Gain) loss on sale of assets	(0.3)	9.4
Insurance proceeds	(2.2)	(1.0)
Deferred income taxes	1.6	1.0
Pension settlement	29.0	0.0
Change in other liabilities	3.3	(7.8)
Other - net	(5.9)	0.3
Changes in working capital:
Accounts receivable	(3.5)	(32.1)
Inventories	13.9	4.7
Accounts payable	(22.0)	(31.3)
Accrued liabilities	(27.1)	(19.8)
Other working capital	(6.1)	(5.3)
Net cash provided by operating activities	77.4	44.7
Cash (used in) provided by investing activities:
Capital expenditures	(38.4)	(58.8)
Acquisitions	0.0	(99.4)
Insurance proceeds	2.2	1.0
Sale of assets	2.5	2.8
Sale of business and divestitures	4.8	0.0
Other investing activities	(9.6)	0.0
Net cash used in investing activities	(38.5)	(154.4)
Cash provided by (used in) financing activities:
Borrowings of credit facility	420.4	599.1
Repayments of credit facility	(424.5)	(555.7)
Borrowings of long-term debt	0.0	100.0
Repayments of long-term debt	(3.7)	(4.5)
Issuances of Common Stock	1.1	4.5
Repurchases of Common Stock	(33.3)	(49.5)
Payment of debt issuance costs	(2.6)	(0.9)
Dividends paid	(4.7)	(4.6)
Net cash (used in) provided by financing activities	(47.3)	88.4
Effect of exchange rate changes on cash	2.4	(0.7)
Net decrease in cash and cash equivalents	(6.0)	(22.0)
Cash and cash equivalents at beginning of period	43.9	66.5
Cash and cash equivalents at end of period	$37.9	$44.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$33.9	$17.8
Accrued capital expenditures	0.9	2.2
Non-cash consideration for sale of assets or acquisition	0.6	2.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$527.1	$513.3	$489.0	$503.0
Common Stock:
Balance at beginning and end of period	0.3	0.3	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	326.1	306.1	317.2	291.1
Employee stock plans	2.4	5.2	10.7	16.1
Issuance of common stock	0.5	0.4	1.1	4.5
Balance at end of period	329.0	311.7	329.0	311.7
Retained earnings:
Balance at beginning of period	489.3	480.7	490.3	444.0
Net income attributable to Koppers	23.8	22.8	26.3	62.6
Common Stock dividends ($0.08, $0.07, $0.24 and $0.21 per share)	(1.7)	(1.5)	(5.2)	(4.6)
Balance at end of period	511.4	502.0	511.4	502.0
Accumulated other comprehensive loss:
Balance at beginning of period	(61.2)	(91.1)	(120.6)	(88.8)
Currency translation adjustment	(1.1)	13.8	28.7	0.4
Cash flow hedges, net of tax(1)	(1.1)	(7.5)	3.3	2.9
Pension adjustments, net of tax(2)	0.1	0.3	25.3	1.0
Balance at end of period	(63.3)	(84.5)	(63.3)	(84.5)
Treasury stock:
Balance at beginning of period	(227.7)	(186.8)	(198.5)	(147.7)
Purchases	(4.1)	(10.4)	(33.3)	(49.5)
Balance at end of period	(231.8)	(197.2)	(231.8)	(197.2)
Noncontrolling interests:
Balance at beginning of period	0.3	4.1	0.3	4.1
Net loss attributable to noncontrolling interests	0.0	(3.8)	0.0	(3.8)
Balance at end of period	0.3	0.3	0.3	0.3
Total equity – end of period	$545.9	$532.6	$545.9	$532.6

(Shares in thousands)
Common Stock:
Balance at beginning of period	26,158	25,696	25,761	25,163
Issued for employee stock plans	36	22	433	555
Balance at end of period	26,194	25,718	26,194	25,718
Treasury Stock:
Balance at beginning of period	(6,446)	(5,176)	(5,480)	(4,303)
Shares repurchased	(135)	(274)	(1,101)	(1,147)
Balance at end of period	(6,581)	(5,450)	(6,581)	(5,450)
Common Stock Outstanding	19,613	20,268	19,613	20,268
(1)Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $1.1 million and $3.3 million during the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $9.6 million during the nine months ended September 30, 2025 and 2024, respectively.
(2)Amounts reclassified from accumulated other comprehensive income to net income consist of amounts shown for pension adjustments. This component of accumulated other comprehensive income is included in the computation of net periodic pension cost as disclosed in Note 10 – Pensions and Post-Retirement Benefit Plans.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This ASU requires the disaggregation of certain expenses into specific categories, such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.
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
(1)The difference between total cash consideration and cash paid in the prior year condensed consolidated statement of cash flows relates to the settlement of pre-existing relationships with our PC segment (as defined in Note 7 - Segment Information) and Brown Wood, as the settlement was deemed additional consideration.
The customer relationship intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Goodwill has been allocated to the Company’s RUPS segment. The Company expects the goodwill recognized to be deductible for tax purposes. Recognized goodwill is attributable to the expected synergies and other intangible assets that do not qualify for separate recognition.
Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Cumulative Total
(Dollars in millions)
Phthalic Anhydride Shutdown:
Severance and employee benefits	$0.2	$0.8	$0.9
Depreciation and asset disposal costs	0.0	18.5	26.4
Plant cleaning, waste disposal and demolition costs	3.0	10.9	10.9
Workforce Reduction Program	0.0	3.3	8.3
Consulting Services	7.0	14.3	14.6
Total impairment and restructuring	$10.2	$47.8	$61.1
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

Consulting Services – We have incurred and will continue to incur consulting and other professional service fees starting with a comprehensive assessment of each of our businesses and functions which was completed during the third quarter of 2025. We then started the multi-year company-wide transformative project to design and implement changes that we believe will enable us to reach our full potential and improve profitability, modernize business processes and pursue portfolio realignment, if necessary.
The following table includes details of plant closures and restructuring liabilities:

	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$4.4
Accrual	11.8	1.6
Cash paid	(7.3)	(4.1)
Liability at September 30, 2025	$4.5	$1.9
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
KRS Sale – On August 29, 2025, we sold our railroad bridge services business, Koppers Railroad Structures Inc., which was previously included in our RUPS segment.
3. Fair Value Measurements
The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.4	$1.4	$1.4	$1.4
Liabilities - Debt (including current portion)	$941.3	$932.9	$949.1	$939.5
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
We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of September 30, 2025 and December 31, 2024, we had contracts totaling 3.4 million and 3.5 million gallons, respectively.
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
The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		September 30, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$10.3	$0.0	$0.2	$0.4	$10.9
Other assets	2.1	0.0	0.0	0.0	2.1
Accrued liabilities	0.0	0.0	0.0	(1.8)	(1.8)
Other long-term liabilities	0.0	0.0	0.0	(1.9)	(1.9)
Net asset (liability) on balance sheet	$12.4	$0.0	$0.2	$(3.3)	$9.3
Accumulated other comprehensive gain, net of tax	$5.9	$0.0	$0.0	$2.5	$8.4

		December 31, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.3	$0.0	$0.0	$1.2	$1.5
Other assets	0.0	0.0	0.0	1.0	1.0
Accrued liabilities	(7.6)	(0.5)	(0.9)	(0.5)	(9.5)
Other long-term liabilities	(1.6)	0.0	0.0	(1.3)	(2.9)
Net (liability) asset on balance sheet	$(8.9)	$(0.5)	$(0.9)	$0.4	$(9.9)
Accumulated other comprehensive loss, net of tax	$(2.0)	$0.0	$0.0	$(0.3)	$(2.3)
We estimate that unrealized gains, net of tax, for commodity price hedging of $2.8 million and unrealized losses, net of tax, for interest rate swaps of $1.1 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

During the third quarter of 2025, our quarterly effectiveness assessment identified that our hedging contracts had fallen outside the required effectiveness thresholds to continue cash flow hedge accounting. This was caused by the increased and cumulative volatility in the market prices for copper during the first half of 2025. Accordingly, we prospectively discontinued cash flow hedge accounting in the third quarter of 2025. At the time we discontinued cash flow hedge accounting, accumulated other comprehensive income contained a pre-tax gain of $5.8 million ($4.4 million net of taxes). This amount will be released to income as the underlying hedge contracts mature through December 2026. As a result of discontinuing cash flow hedge accounting, a net cumulative pre-tax unrealized gain of $3.2 million was recorded in earnings during the three months ended September 30, 2025. Subsequent changes in the fair value of these copper swap contracts will continue to be recognized immediately in earnings until such swap contract settles or matures.
The unrealized gain (loss) from our hedging contracts where hedge accounting was not elected is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Copper swap contracts	$1.4	$0.8	$11.0	$3.6
Heating oil contracts	0.3	(0.9)	0.5	(0.6)
Foreign currency forward contracts	(0.4)	0.1	0.2	0.0
Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset (Liability)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
(Amounts in millions)
Cash flow hedges	0.0	20.7	$0.0	$(2.7)
Not designated as hedges	29.4	26.7	12.4	(6.2)
Total	29.4	47.4	$12.4	$(8.9)
Foreign Currency Forward Contracts – The net currency units outstanding for contracts were:

	September 30, 2025		December 31, 2024
(In millions)
British Pound Sterling	GBP	0.4	GBP	0.5
United States Dollars	USD	14.3	USD	18.5
5. Earnings and Dividends per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions, except share and per share amounts)
Net income attributable to Koppers	$23.8	$22.8	$26.3	$62.6
Weighted average common shares outstanding (in thousands):
Basic	19,654	20,409	19,964	20,790
Effect of dilutive securities	558	552	450	658
Diluted	20,212	20,961	20,414	21,448
Earnings per common share:
Basic	$1.21	$1.12	$1.32	$3.01
Diluted	$1.17	$1.09	$1.29	$2.92
Antidilutive securities excluded from computation of diluted earnings per common share	291	274	582	61
On November 6, 2025, we declared a quarterly dividend of $0.08 per common share, payable on December 16, 2025 to shareholders of record as of November 28, 2025.

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
The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2025, target shares for units with a market condition totaled 222,090 and target shares for units with a performance condition totaled 111,677.
The above awards include 135,795 target shares for performance stock units with a market condition and 30,873 restricted stock units that were issued in lieu of a portion of the cash incentive award that could be earned during 2025 for certain participants. These stock units vest over a three-year period. Combined with other changes to the cash incentive award program, including the change in which certain participants had a portion of their annual award converted into a three-year stock unit award to promote retention, we expect to save approximately $5 million in expenses for 2025 with such amount being recognized over the subsequent two years.
We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below. These awards incorporate a fair value cap such that the number of awards that vest will be reduced if our stock price exceeds the cap at the end of the performance measurement period:

January 2025 Grant
Grant date price per share of performance award	$31.72
Expected volatility	38.02%
Risk-free interest rate	4.32%
Look-back period in years	3.00
Fair value cap per share	$65.00
Grant date fair value per share	$34.54
The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	432,040	624,388	1,056,428	$39.16
Granted	332,165	335,563	667,728	$32.37
Credited from dividends	291	0	291	$45.30
Vested	(235,173)	(159,087)	(394,260)	$39.57
Forfeited	(12,304)	(12,752)	(25,056)	$34.58
Non-vested at September 30, 2025	517,019	788,112	1,305,131	$35.65
The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	531,532	$28.49
Exercised	(16,599)	$17.91
Outstanding at September 30, 2025	514,933	$28.83	3.73	$1.6
Exercisable at September 30, 2025	491,894	$28.68	3.61	$1.6

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Selling, general and administrative expenses	$2.4	$5.2	$10.7	$16.1
Less related income tax benefit	0.9	1.5	3.5	4.5
Decrease in net income attributable to Koppers	$1.5	$3.7	$7.2	$11.6
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
Our RUPS segment primarily sells pressure-treated railroad ties to the railroad industry and treated utility poles to utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric, telephone and broadband utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets and inspection services to the utility markets. We also operate a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. We sold our railroad bridge services business during the third quarter of 2025. See Note 2 - Acquisitions and Restructuring.
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
Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or non-recurring items typically include last-in, first-out (LIFO) inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-market commodity hedging, acquisition-related charges, amortization of cloud-based software implementation costs and other unusual items. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.
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
Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $3.4 million and $7.6 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

Segment Revenues for Significant Product Lines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$135.3	$146.2	$432.5	$443.7
Utility poles	81.1	77.0	224.8	217.6
Railroad infrastructure products and services	16.3	24.9	60.8	65.8
Total Railroad and Utility Products and Services	$232.7	$248.1	$718.1	$727.1
Performance Chemicals:
Wood preservative products and other	$144.3	$176.7	$416.0	$503.7
Carbon Materials and Chemicals:
Pitch and related products	$85.9	$82.7	$225.5	$229.0
Phthalic anhydride, naphthalene and other chemicals	7.9	29.2	43.9	98.2
Carbon black feedstock and distillates	14.5	17.6	43.1	57.1
Total Carbon Materials and Chemicals	$108.3	$129.5	$312.5	$384.3
Total	$485.3	$554.3	$1,446.6	$1,615.1
Segment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$186.4	$207.9	$578.9	$616.3
Performance Chemicals	100.4	119.8	288.0	338.4
Carbon Materials and Chemicals	81.5	105.4	242.7	321.4
Total	$368.3	$433.1	$1,109.6	$1,276.1
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$15.1	$19.9	$50.4	$55.8
Performance Chemicals	15.0	16.1	45.5	49.3
Carbon Materials and Chemicals	7.4	7.9	22.2	30.2
Total	$37.5	$43.9	$118.1	$135.3
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$2.0	$(4.4)	$2.5	$(9.8)
Performance Chemicals	2.8	0.8	7.6	1.9
Carbon Materials and Chemicals	3.8	3.5	5.3	5.2
Total	$8.6	$(0.1)	$15.4	$(2.7)
Adjusted EBITDA:
Railroad and Utility Products and Services	$29.2	$24.7	$86.3	$64.8
Performance Chemicals	26.1	40.0	74.9	114.1
Carbon Materials and Chemicals	15.6	12.7	42.3	27.5
Total	$70.9	$77.4	$203.5	$206.4
(1)Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, mark-to-market commodity hedging and LIFO inventory effects.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$29.2	$24.7	$86.3	$64.8
Performance Chemicals	26.1	40.0	74.9	114.1
Carbon Materials and Chemicals	15.6	12.7	42.3	27.5
Items excluded from the determination of segment profit:
LIFO benefit (expense)(1)	4.8	1.2	7.3	(2.9)
Impairment, restructuring and plant closure costs(2)	(10.2)	(0.4)	(47.8)	(0.4)
Gain (loss) on sale of assets	0.1	(9.7)	0.4	(9.7)
Mark-to-market commodity hedging gains	4.9	0.0	14.7	3.0
Acquisition inventory step-up amortization	0.0	(0.8)	0.0	(2.3)
Amortization of cloud-based software implementation costs	(0.3)	0.0	(1.1)	0.0
Pension settlement and expense	(0.1)	0.0	(30.3)	0.0
Interest expense	(16.7)	(20.2)	(50.6)	(57.9)
Depreciation and amortization	(17.6)	(17.9)	(53.6)	(52.2)
Income tax provision	(12.0)	(10.6)	(16.2)	(25.2)
Net income	$23.8	$19.0	$26.3	$58.8
(1)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a first-in, first-out (FIFO) inventory basis.
(2)See Note 2 - Acquisitions and Restructuring.
Other Segment Disclosures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$8.5	$8.3	$23.3	$24.5
Carbon Materials and Chemicals	22.9	23.6	68.3	73.3
Total	$31.4	$31.9	$91.6	$97.8
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.2	$8.7	$25.2	$25.1
Performance Chemicals	4.0	3.8	11.9	10.7
Carbon Materials and Chemicals	5.4	5.4	16.5	16.4
Total	$17.6	$17.9	$53.6	$52.2
Capital expenditures:
Railroad and Utility Products and Services	$4.3	$6.0	$13.6	$27.4
Performance Chemicals	3.7	3.1	9.6	9.4
Carbon Materials and Chemicals	3.6	6.3	13.8	19.2
Corporate	0.4	0.0	1.4	2.8
Total	$12.0	$15.4	$38.4	$58.8

Segment Assets

	September 30, 2025	December 31, 2024
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$818.1	$839.2
Performance Chemicals	547.4	499.7
Carbon Materials and Chemicals	487.7	506.3
Corporate	41.6	45.0
Total	$1,894.8	$1,890.2
Goodwill:
Railroad and Utility Products and Services(1)	$144.6	$145.6
Performance Chemicals	172.7	171.5
Total	$317.3	$317.1
(1)The decrease in RUPS goodwill was due primarily to the sale of KRS as described in Note 2 - Acquisitions and Restructuring.
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
The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2025	2024
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	5.3	4.1
State income taxes, net of federal tax benefit	3.0	1.1
Nondeductible expenses	1.7	1.9
GILTI inclusion, net of foreign tax credits	1.4	(0.2)
Change in tax contingency reserves	0.4	0.1
Estimated annual effective income tax rate	32.8%	28.0%
Income taxes as a percentage of pretax income were 33.5 percent and 38.1 percent for the three and nine months ended September 30, 2025, respectively, and 35.8 percent and 30.0 percent for the three and nine months ended September 30, 2024, respectively.
The effective income tax rate for the three months ended September 30, 2025 was slightly higher than the estimated annual effective income tax rate due to additional tax expense recognized in the quarter as a result of increases in the estimated annual effective income tax rate from the prior period. The effective income tax rate for the nine months ended September 30, 2025 was significantly higher than the respective estimated annual effective income tax rate due to the loss on pension settlement, which has been treated as a discrete item.
The effective income tax rates for the three months and nine months ended September 30, 2024 were higher than the respective estimated annual effective income tax rate due to the loss on the sale of KCCC's assets. This loss has no corresponding tax benefit since KCCC will not have future income to offset this loss.
During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the nine months ended September 30, 2025.

On July 4, 2025, H.R. 1, the U.S. budget reconciliation bill, was signed into law. We have analyzed the various components of the bill and incorporated the effects into our estimated annual effective income tax rate. We have determined that the financial statement impact of the budget reconciliation bill is not material and the effect on our estimated annual effective income tax rate is not material. The primary impact of the budget reconciliation bill will be an increase of our current year interest expense deduction under Section 163(j) and an increase in our current year tax depreciation due to the extension of the bonus depreciation rules.
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
As of September 30, 2025 and December 31, 2024, unrecognized tax benefits of $1.0 million for both periods would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.
9. Inventories

	September 30, 2025	December 31, 2024
(Dollars in millions)
Raw materials	$338.2	$353.5
Work in process	14.5	14.0
Finished goods	156.0	152.8
Total	$508.7	$520.3
Less revaluation to LIFO	108.4	115.7
Inventories, net	$400.3	$404.6
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
In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled, the timing of which is uncertain. The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others (the "Virgin Media Case") related to certain amendments to UK pension plans. The UK government has introduced legislation to address industry wide issued resulting from the Virgin Media Case. Such legislation, if adopted, will enable us to proceed with the conversion to a buy-out policy.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Service cost	$0.2	$0.5	$1.8	$1.3
Interest cost	0.5	1.8	2.4	5.8
Expected return on plan assets	(0.5)	(1.5)	(1.8)	(4.6)
Amortization of net loss	0.3	0.5	0.9	1.5
Settlement	0.0	0.0	29.0	0.0
Net periodic benefit cost	$0.5	$1.3	$32.3	$4.0
Defined contribution plan expense	$1.6	$2.1	$6.1	$6.8
11. Debt

	Weighted Average Interest Rate	Maturity	September 30, 2025	December 31, 2024
(Dollars in millions)
Credit Facility	6.05%	2030	$451.7	$455.8
Term Loan B	6.66%	2030	481.2	483.7
Total debt			$932.9	$939.5
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			9.7	8.7
Long-term debt			$918.3	$925.9
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
As of September 30, 2025, we had $341.1 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2025, $7.2 million of commitments were utilized by outstanding letters of credit.
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

We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.6 million as of September 30, 2025. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.
There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2025, our estimated environmental remediation liability for these acquired sites totals $3.6 million.
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
Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2025, our estimated environmental remediation liability for the acquired site totals $1.2 million.
Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of September 30, 2025 and December 31, 2024, $1.7 million and $2.3 million, respectively, were classified as current liabilities.

	Period ended
	September 30, 2025	December 31, 2024
(Dollars in millions)
Balance at beginning of period	$10.3	$10.6
Expense	0.2	0.3
Cash expenditures	(0.4)	(0.4)
Currency translation	0.0	(0.2)
Balance at end of period	$10.1	$10.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, or in Koppers communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, transformation initiatives, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the successful implementation of multi-year cost mitigation programs; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; current and potential future tariffs or duties; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; timing and results of any transformation initiatives, including estimates and assumptions related to the cost and the anticipated benefits of the transformation initiatives; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations and compliance therewith; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America and the second largest producer of utility poles in the United States. Our utility poles are used in the electric, telephone, and broadband industries in the United States and Australia and construction pilings in the United States. In addition, we provide untreated wood products and rail joint bars to the railroad markets and inspection services to the utility markets. We also operate a business related to the recovery of used crossties, serving the same customer base as our North American railroad business. We sold our railroad bridge services business during the third quarter of 2025. See Note 2 - Acquisitions and Restructuring.

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
Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals, mark-to-market commodity hedging, acquisition-related charges, amortization of cloud-based software implementation costs and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.
Although we believe adjusted EBITDA enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP financial measures and should be read in conjunction with the relevant GAAP financial measures. Other companies in a similar industry may define or calculate this measure differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, this non-GAAP financial measure should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Outlook
After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we anticipate taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions, some of which are one-time savings and some of which are expected to be permanent savings, are intended to ensure that we continue our growth in profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences. Through the planning phase that has occurred throughout 2025, we believe we have identified actionable transformation initiatives to position Koppers for future success, creating a roadmap to reshape our company into a higher earning, higher margin, higher free cash flow and higher return on capital business over the next three years. These initiatives impact all facets of the organization and are focused on growing the more profitable businesses while continuing to selectively scale back our lower margin, capital intensive business. We believe this will grow earnings per share, lower our maintenance and capital requirements and consistently generate higher margins.
Forward-looking statements, including the significant market indicators described below, are based upon current expectations and are subject to factors that could cause actual results to differ materially from those set forth below. Please see the “forward-looking statements” disclaimer in the above section for more information.
Trade Tariff Uncertainties
Our 2025 outlook reflects plans to substantially offset costs related to import and export tariffs, where possible, but there is continued uncertainty regarding the implementation dates and scope of potential additional tariffs, as well as potential retaliatory trade policy. As a result of these items, our outlook may vary. See also Item 1A. Risk Factors in this 10-Q as well as in our Form 10-K for the year ended December 31, 2024.

Significant areas of focus include:
•For our RUPS segment, our focus is to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) maximize opportunities for increased volumes, including expanding our customer base into the Texas, western and midwestern utility pole markets and (iii) lower operating and selling, general and administrative expenses.
•For our PC segment, our focus is to (i) acquire new customers in our residential preservatives markets to offset certain customer market share losses, (ii) expand market share in our industrial preservatives markets and (iii) improve our cost structure.
•For our CMC segment, our focus is to (i) execute on domestic plant restructuring projects, (ii) optimize and develop markets for enhanced carbon products and (iii) implement global tar and pitch strategies.
Significant market indicators for our businesses include:
•The Railway Tie Association’s estimate of total crosstie purchases in 2025 is approximately 19.9 million ties, with approximately 13.4 million for Class I railroads. This is lower than the 2024 crosstie purchases of approximately 21.3 million crossties with the decrease expected to be from the commercial market. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range. However, volumes for our business in any year can be affected by individual customer demands, logistics and business conditions.
•Market demand for utility poles is expected to grow over the next few years. Key drivers include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures and extreme weather protection as well as some growth driven by productivity gains from artificial intelligence (AI) which will increase electricity demand. We continue to focus on expanding our presence in the western and midwestern United States and Canada along with improving our efficiency and capturing new customers to increase our market share.
•Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 2.4 percent in early 2026 before easing to 1.9 percent in the third quarter of 2026. While the LIRA projects a slight increase in the fourth quarter of 2025, our PC business expects lower volumes as a result of customer market share shifts with the remaining customer volumes expected to be slightly down.
•For the external markets served by our CMC business, we have experienced a slowdown in manufacturing overall as well as in the steel, aluminum and carbon black industries. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of the long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products. We are also investing in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.
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

Results of Operations – Comparison of Three Months Ended September 30, 2025 and 2024
Consolidated Results

	Three Months Ended September 30,
	2025	2024	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$232.7	$248.1	$(15.4)	(6.2)%
Performance Chemicals	144.3	176.7	(32.4)	(18.3)%
Carbon Materials and Chemicals	108.3	129.5	(21.2)	(16.4)%
Total	$485.3	$554.3	$(69.0)	(12.4)%
RUPS net sales decreased due to $15.8 million of lower volumes in our Class I crosstie business and lower activity in our maintenance-of-way businesses, including the sale of our railroad bridge services business during the third quarter of 2025. These decreases were partly offset by higher volumes in our commercial crosstie business, a 6.5 percent volume increase in our domestic utility pole business and $1.9 million of price increases, primarily in crossties.
The decrease in PC net sales was the result of a 19 percent volume decrease primarily driven by a shift in United States market share, as well as a slight decrease in remaining customer volumes.
CMC net sales decreased mainly due to volume decreases of phthalic anhydride of $19.6 million as we ceased production of the product in the second quarter of 2025, lower volumes and lower prices for carbon black feedstock and lower sales prices for carbon pitch where prices were down approximately three percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for carbon pitch and creosote.
Cost of sales as a percentage of net sales was 76 percent, compared to 78 percent in the prior year period as lower operating expenses were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.
Selling, general and administrative expenses were $6.4 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs, in particular lower stock-based long term incentive plan expenses of $2.9 million. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.
Impairment and restructuring charges in the current year period represent consulting services related to our comprehensive assessment of our businesses and costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois. See Note 2 - Acquisitions and Restructuring.
Loss on sale of assets for the three months ended September 30, 2024 was related to the liquidation of our former coal tar distillation facility located in China. See Note 2 - Acquisitions and Restructuring.
Interest expense was $3.5 million lower when compared to the prior year period due to lower interest rates as well as lower borrowings.
Income tax provision increased by $1.4 million when compared to the prior year period due primarily to higher income before income taxes. See Note 8 - Income Taxes.
Segment Results

	Three Months Ended September 30,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$29.2	$24.7	$4.5	18.2%
Performance Chemicals	26.1	40.0	(13.9)	(34.8)%
Carbon Materials and Chemicals	15.6	12.7	2.9	22.8%
Total	$70.9	$77.4	$(6.5)	(8.4)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	12.5%	10.0%	2.5%	25.0%
Performance Chemicals	18.1%	22.6%	(4.5)%	(19.9)%
Carbon Materials and Chemicals	14.4%	9.8%	4.6%	46.9%

RUPS adjusted EBITDA increased due to $7.7 million of lower selling, general and administrative and operating expenses in addition to net sales price increases, partly offset by lower sales volumes.
PC adjusted EBITDA decreased due primarily to lower sales volumes and higher raw material and operating costs of $7.3 million, partly offset by lower logistics costs and selling, general and administrative expenses of $1.6 million and higher royalty income.
CMC adjusted EBITDA increased due to operating cost savings from discontinuing phthalic anhydride production and lower raw material costs of $2.9 million, partly offset by lower sales prices.
Results of Operations – Comparison of Nine Months Ended September 30, 2025 and 2024
Consolidated Results

	Nine Months Ended September 30,
	2025	2024	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$718.1	$727.1	$(9.0)	(1.2)%
Performance Chemicals	416.0	503.7	(87.7)	(17.4)%
Carbon Materials and Chemicals	312.5	384.3	(71.8)	(18.7)%
Total	$1,446.6	$1,615.1	$(168.5)	(10.4)%
RUPS net sales decreased due to $22.7 million of lower volumes in our Class I crosstie business and lower activity in our maintenance-of-way businesses. These decreases were largely offset by higher volumes in our commercial crosstie business, increased volumes in our domestic utility pole business and $6.9 million of price increases across multiple markets, particularly for crossties. Foreign currency changes compared to the prior year period had an unfavorable impact on sales in the current year period of $2.1 million, mainly from our Australian utility pole business.
PC net sales decreased due primarily to a 17 percent volume decrease driven by a shift in United States market share and a slight decrease in remaining customer volumes as well as sales to Brown Wood which were included in external sales during the first quarter of 2024. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $2.0 million.
CMC net sales decreased mainly due to lower phthalic anhydride volumes of $50.3 million as we ceased production of the product in the second quarter of 2025, lower volumes and prices for carbon black feedstock and lower sales prices for carbon pitch, which were down approximately six percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for carbon pitch, creosote and refined tar.
Cost of sales as a percentage of net sales was 77 percent, compared to 79 percent in the prior year period as lower operating expenses and freight costs were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.
Depreciation and amortization expenses were $1.4 million higher when compared to the prior year period primarily as a result of our acquisition of Brown Wood.
Selling, general and administrative expenses were $17.2 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs and other administrative expenses, in particular lower stock-based long term incentive plan expenses of $5.4 million. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.
Impairment and restructuring charges in the current year period represent costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois, consulting services related to our comprehensive assessment of our businesses and our workforce reduction program across selected U.S. locations to streamline operations and reduce costs. See Note 2 - Acquisitions and Restructuring.
Loss on sale of assets for the nine months ended September 30, 2024 was related to the liquidation of our former coal tar distillation facility located in China. See Note 2 - Acquisitions and Restructuring.
Other income increased in the current year period primarily as a result of increased royalty income in our PC business and lower pension costs.
Interest expense was $7.3 million lower when compared to the prior year period due to lower interest rates.

Loss on pension settlement in the current year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.
Income tax expense decreased by $9.0 million when compared to the prior year period due primarily to lower income before income taxes. See Note 8 – Income Taxes.
Segment Results

	Nine Months Ended September 30,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$86.3	$64.8	$21.5	33.2%
Performance Chemicals	74.9	114.1	(39.2)	(34.4)%
Carbon Materials and Chemicals	42.3	27.5	14.8	53.8%
Total	$203.5	$206.4	$(2.9)	(1.4)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	12.0%	8.9%	3.1%	34.8%
Performance Chemicals	18.0%	22.7%	(4.7)%	(20.7)%
Carbon Materials and Chemicals	13.5%	7.2%	6.3%	87.5%
RUPS adjusted EBITDA increased due to $15.7 million of lower selling, general and administrative, operating and raw material expenses in addition to net sales price increases.
PC adjusted EBITDA decreased due primarily to lower sales volumes and higher raw material costs of $23.0 million, partly offset by lower logistics expenses, particularly in North America, and selling, general and administrative expenses of $7.1 million and higher royalty income. Higher raw material costs were unfavorably impacted by scrap copper costs, net of the benefit realized from our copper-hedging program.
CMC adjusted EBITDA increased due to $26.2 million of lower raw material, selling, general and administrative and operating expenses, particularly in North America, including the operating cost savings from discontinuing phthalic anhydride production and improved plant performance as a result of an outage in North America in the prior year period, along with a favorable sales mix, partly offset by lower sales prices.
Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Net income	$23.8	$19.0	$26.3	$58.8
Interest expense	16.7	20.2	50.6	57.9
Depreciation and amortization	17.6	17.9	53.6	52.2
Income tax provision	12.0	10.6	16.2	25.2
Sub-total	70.1	67.7	146.7	194.1
Adjustments to arrive at adjusted EBITDA:
LIFO (benefit) expense(1)	(4.8)	(1.2)	(7.3)	2.9
Impairment, restructuring and plant closure costs(2)	10.2	0.4	47.8	0.4
(Gain) loss on sale of assets	(0.1)	9.7	(0.4)	9.7
Mark-to-market commodity hedging gains	(4.9)	0.0	(14.7)	(3.0)
Acquisition inventory step-up amortization	0.0	0.8	0.0	2.3
Amortization of cloud-based software implementation costs	0.3	0.0	1.1	0.0
Pension settlement and expense	0.1	0.0	30.3	0.0
Total adjustments	0.8	9.7	56.8	12.3
Adjusted EBITDA	$70.9	$77.4	$203.5	$206.4
(1)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)See Note 2 - Acquisitions and Restructuring.

Cash Flow
Net cash provided by operating activities for the nine months ended September 30, 2025 was $77.4 million compared to $44.7 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, principally depreciation and in 2025, the pension settlement loss. Working capital usage was lower in the current year primarily as a result of the timing of receipts and payments, partly offset by pension funding of approximately $14 million in connection with the settlement.
Net cash used in investing activities for the nine months ended September 30, 2025 was $38.5 million compared to $154.4 million in the prior year. The decrease was due to cash paid for the Brown Wood acquisition in the prior year as well as lower capital expenditures in the current year due to the completion of certain growth projects, such as the yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024.
Net cash used in financing activities for the nine months ended September 30, 2025 was $47.3 million compared to net cash provided by financing activities of $88.4 million in the prior year. The primary uses of financing cash flows for the nine months ended September 30, 2025 were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, net debt repayments of $7.8 million, dividends and debt issuance costs. In the prior year, the primary source of financing cash flows was net borrowings of $138.9 million due primarily to borrowings to fund the Brown Wood acquisition. The primary uses of financing cash flows in the prior year were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans and dividends.
Liquidity and Capital Resources
As of September 30, 2025, liquidity from our Credit Facility and cash on hand was approximately $379 million. Our Credit Facility is described in Note 11 – Debt.
Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2025, excluding acquisitions, if any, are expected to total approximately $52 to $55 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.
We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of September 30, 2025 and December 31, 2024, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.
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
Bank Debt Covenants
The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:
•The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of September 30, 2025 was 3.3.
•The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of September 30, 2025 was 4.2.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Significant uncertainty exists around the future relationship between the United States and other countries with respect to tariffs and other trade matters. The United States has recently instituted or proposed changes in trade policies that include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. We have estimated the effect of the increased tariffs, as they currently stand, could have a $10 million to $14 million impact on our pre-tax profit during the next twelve months if we are unable to mitigate them, which we intend to do. Mitigation efforts include changing the origin of sourcing materials, sharing of incremental tariff costs with vendors and customer price increases where contractually possible.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
July 1 - July 31	0	$0.00	0	$75.4
August 1 - August 31	130,812	$29.69	130,812	$71.5
September 1 - September 30	0	$0.00	0	$71.5
Total	130,812		130,812
(1)On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)Excludes any fees or commissions associated with the share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)
Date: November 7, 2025	By:	/s/ JIMMI SUE SMITH
Jimmi Sue Smith Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)