Form 10-K
period 2025-12-31
Koppers Holdings Inc.
filed 2026-02-26
CIK 1315257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2025 was $602.3 million (affiliates, for this purpose, have been deemed to be Directors and executive officers of Koppers Holdings Inc.).
As of January 30, 2026, 19,639,357 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
FORWARD-LOOKING STATEMENTS
This report and any documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as "outlook", "guidance", "forecast", "believe", "anticipate", "expect", "estimate", "may", "will", "should", "continue", "plan", "potential", "intend", "likely," or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, transformation initiatives, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies.
Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
▪availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper;
▪the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins;
▪the successful implementation of multi-year cost mitigation programs;
▪the extent of the dependence of certain of our businesses on certain market sectors and customers;
▪economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries;
▪current and potential future tariffs or duties;
▪the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
▪our ability to operate within the limitations of our debt covenants;
▪capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility;
▪general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services;
▪disruptions and inefficiencies in the supply chain;
▪unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
▪potential difficulties in protecting our intellectual property;
▪timing and results of any transformation initiatives, including estimates and assumptions related to the cost and the anticipated benefits of the transformation initiatives;
▪potential delays in timing or changes to expected benefits from cost reduction efforts;
▪potential impairment of our goodwill and/or long-lived assets;
▪demand for our goods and services;
▪the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition;
▪changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
▪the impact of environmental laws and regulations and compliance therewith;
▪parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations;
▪unfavorable resolution of litigation or other legal proceedings against us; and
▪the other factors set forth under Risk Factors; as well as those discussed more fully elsewhere in this Form 10-K.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Our RUPS business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters.
Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 70 percent of a finished crosstie’s cost, fluctuate with the demand from other hardwood lumber markets, such as oak flooring, furniture, pallets, barrels and other specialty lumber products. Weather conditions can be a factor in the supply of raw material, as unusually wet or inclement conditions may make it difficult to harvest timber.
In the United States, hardwood lumber for crossties is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to nine months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our CMC business. A portion of our crossties are also treated with borate, which is purchased from our PC business, in combination with creosote.
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
We believe our North American utility pole business is the second largest supplier of utility poles in the United States, and we believe our Australian utility pole business is the largest supplier of utility poles in Australia. Our North American utility pole business serves eight of the top ten utilities, based on customer base and revenue, in the United States. Utility poles are produced mainly from pine species in the United States and eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and are shipped to one of our pole-peeling facilities. In North America and Australia, in addition to utility poles, we market pilings for marine applications and smaller poles to the agricultural landscape and vineyard markets. We treat poles with a variety of preservatives, including CCA, DCOI and creosote, which we produce internally and purchase from PC and CMC.
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
The PC business supplies ten of the 11 largest lumber treating companies in the United States, the largest treated wood market in the world, in addition to four of the five largest lumber treating companies in Canada. In North America, our PC business is vertically integrated through the manufacturing of copper compounds for our copper-based wood preservatives. Each year, we purchase approximately 30 million pounds of our key raw material, scrap copper, in addition to other compounds containing copper which we process to meet the demand of this major market. When we purchase scrap copper, it is shipped to our manufacturing plants in Hubbell, Michigan and Millington, Tennessee for further processing into other copper compounds. We utilize swap contracts to hedge our exposure to copper prices.
We believe that being vertically integrated in copper manufacturing provides our PC business with an important competitive advantage and also provides our customers with the security of a supply of copper-based wood preservatives. Likewise, we believe that our marketing, engineering, environmental, regulatory and technical support services provide added value to our customer base. We believe another competitive advantage is provided by our strategic sourcing group, which procures scrap copper and other raw materials, such as chromic acid, tebuconazole, arsenic trioxide, colorants, dispersants and various biocides and co-biocides through the global market.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Our CMC business manufactures the following principal products:
▪creosote, used in the treatment of wood or as a feedstock in the production of carbon black;
▪carbon pitch, a critical raw material used in the production of aluminum and steel; and
▪naphthalene, used as a surfactant in the production of concrete.
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
In December 2024, we decided to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and the ability to substantially reduce annual emissions of certain regulated air contaminants. Production of phthalic anhydride ceased in the second quarter of 2025.
For years, the coal tar distillation industry has operated in an excess capacity mode, which further increased the competition for a limited amount of coal tar in North America and Europe. In response, we embarked on a global restructuring plan in 2014 and reduced our global number of coal tar distillation facilities to three as of December 31, 2025.
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
In the United States, our primary coal tar raw material supply contracts have remaining terms ranging from one to three years, and most provide options for renewal. Pricing under these contracts is either formula-based or negotiated on a quarterly or semi-annual basis. Our primary European tar supply contract has a remaining term of approximately four years and contains quarterly formula-based tar pricing. Finally, our primary Australian tar supply contracts have remaining terms up to four years and contain formula-based pricing which is adjusted on an annual or semi-annual basis.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Environmental Matters
Our operations and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment. We have incurred, and could incur in the future, significant costs if we fail to comply with responsibilities imposed under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been, and could in the future be, subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in Item 1A under Risks Related to Our Business and Note 17 of the Notes to Consolidated Financial Statements, Commitments and Contingent Liabilities.
Employees and Employee Relations
Listed below is a breakdown of employees by our businesses, including administration as of December 31, 2025.

Business	Salaried	Non-Salaried	Total
Railroad and Utility Products and Services	311	679	990
Performance Chemicals	223	121	344
Carbon Materials and Chemicals	183	184	367
Administration	155	3	158
Total Employees	872	987	1,859
Approximately 425 of our employees are represented by a number of different labor unions and are covered under numerous labor agreements. The labor contracts at three of our facilities covering approximately 160 employees are scheduled to expire during 2026.
Human Capital Management
Our ability to positively affect our communities starts with investing in our people. We put the health, safety and well-being of our employees at the forefront of everything we do as part of our Zero Harm culture (discussed herein). Our people-focused strategy considers all aspects of the employee experience, from hiring practices and onboarding to health and wellness and talent management. We seek to create and foster a welcoming culture where all employees feel empowered and can directly impact and share in the organization’s success. Key to this effort is delivering a consistent onboarding experience, as well as communications and safety training in all of our facilities across the globe.
Talent Attraction and Retention
Our talented employees are a critical element to make our business successful, so it is essential that we position them for success. We support a collaborative work environment across our company through a range of programs that create employment opportunities for the members of our communities and promote a culture of belonging. It is also important that we continue attracting and retaining top talent to our workforce. Our Culture and Engagement team leads these efforts to attract, retain and develop our employees and has created various programs to enhance the skill set of our workforce. Recognizing the importance of a consistent and comprehensive onboarding and safety training experience for new hires across our facility footprint, we have a web-based training program to ensure every employee receives a consistent message from the start of their employment. The program includes videos detailing our company and our

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
primary business lines as well as a new hire information packet that contains information on employee programs, services, benefits and more.
We also have a toolkit to help managers guide new employees for success. We continue to evaluate and employ methods to identify at-risk behaviors during the hiring process to place prospective employees in appropriately suited positions where they can be successful and workplace injuries can be mitigated or avoided. This behavioral data also enables us to tailor training and onboarding based on the opportunities it highlights.
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
Training and Education
As a part of our people-focused approach to our operations, we are committed to helping our employees thrive in their roles and grow both personally and professionally. A major component of this plan is our commitment to providing each employee with the training and education they need to be successful at the company. Under the umbrella of Koppers College, we provide leadership development training to employees at all levels of the organization through various program offerings with the goal of expanding their growth opportunities within the organization. These programs, ranging from one week to several months, are designed to foster innovation and cultivate the next generation of the company's leaders. The Koppers Leadership Forum identifies high-potential employees and enrolls them in an intensive nine-month program. This program is conducted in collaboration with a local university. Approximately ten to twelve employees from across the world are chosen for each cohort. Selected participants travel to our corporate headquarters to take part in workshops facilitated by university professors and business leaders. Our global Learning Management System (LMS) offers a comprehensive range of online educational opportunities across all disciplines. The LMS platform is designed to support continuous learning and professional development at every level of the organization. In addition to our in-house training and development opportunities, we also offer our employees a tuition reimbursement program to help pursue degrees and certifications related to relevant skills they utilize for their positions to further individual- and company-level success.
Compensation and Benefits
We encourage employee participation in our benefit programs for saving for retirement through robust defined contribution and employee stock purchase programs. The U.S. 401(k) plan offers both pre-tax and Roth contribution options, along with traditional matching and an additional non-elective company contribution based on organizational performance. When the company achieves the established performance target, employees share in this success through an automatic contribution to their 401(k) accounts. We also offer our employees the option to acquire Koppers stock through our employee stock purchase program. The program gives our employees the opportunity to buy shares at a discount through payroll deductions during defined quarterly offering periods.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
We have established a governance structure to support and develop our sustainability practices. The Sustainability Committee of the board of directors provides oversight of our programs. Management provides direction through its Executive Council, chaired by the CEO. Our employee-led Sustainability Steering Committee provides guidance on goals and programs designed to improve our performance against those expectations.
Environmental
The circular nature of our business starts with our raw materials, the majority of which are by-products generated by other industries (including scrap copper and coal tar) and renewable resources (trees). We purchase approximately 30 million pounds of scrap copper per year which is post-consumer or post-industrial in nature. We believe this places Koppers in the center of what is known as the circular economy that emphasizes the reduce, reuse, recycle mentality that continues to frame global conservation efforts. We believe our wood-treatment solutions, while supporting an important role in our global infrastructure across multiple industries, also support an important role in the carbon cycle. Treating wood significantly increases its useful lifespan, allowing the carbon stored within the wood to be immobilized for up to 50 years, keeping it out of the atmosphere and limiting its impact on the environment. In addition, we have businesses which have product life cycle management capabilities to help solve our customers’ challenge of responsibly disposing of end-of-life crossties by repurposing used wood products, including as a fuel source. This reduces the end-of-life impact of our ties, contributing to greater product sustainability.
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
▪Collaboration – Communication across our global footprint drives our efforts. All Koppers employees take part in safety training programs and provide direct feedback to leadership as part of the company’s annual engagement survey.
▪Engagement – We are committed to creating a culture that supports engagement. Our employee resource groups, which are organized around employee affinities and are open to all employees, provide an important development forum for employees. We have launched four such employee resource groups over the past eight years, which serve as a model for future groups: LINKwomen, LINKparents, LINKup and LINKability.
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
Our board of directors is broadly responsible for contributing to the strategic direction and oversight of the company. There are five standing board committees, including: Audit; Nominating and Corporate Governance; Management Development and Compensation; Strategy and Risk; and Sustainability. Among its duties and responsibilities, the board oversees management’s direction of the legal, financial, ethical and socially responsible behavior of the company, such as

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
developing effective performance measurement systems, reviewing the company's long-term strategy and overseeing risk management processes.
Our Executive Council, which consists of six members of senior management, is responsible for directing the development and implementation of the company's strategic plan and business operations around the globe. These executive leaders establish and maintain our commitment to ethics, integrity, fiscal responsibility, growth and sustainability.
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
Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. We are also dependent on specialized ocean-going transport vessels that we lease to deliver raw materials to our facilities and finished goods to our customers. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include the following:
▪The availability and cost of lumber are critical elements in our production of railroad crossties, utility poles and other related wood products for our RUPS business. Historically, the supply and cost of hardwood for railroad crossties have been subject to availability and price pressures. We may not be able to obtain wood raw materials at economical prices in the future or be able to pass on higher raw material costs to our customers.
▪The availability of scrap copper is a critical element in our production of copper-based wood preservation chemicals for our PC business. Our purchase price for scrap copper is based upon spot prices in the copper market, which may be subject to sudden price changes. We may not be able to obtain scrap copper at prices that match underlying pricing commitments to our customers.
▪The primary raw material used by our CMC business is coal tar, a by-product of coke production. Currently, our CMC business supplies our North American RUPS business with 100 percent of its creosote requirements. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar or creosote imports to meet future creosote demand. This could cause a significant increase in our operating expenses and we may be unable to pass some or all of these costs on to our customers. Additionally, if domestic pitch markets decline significantly, the domestic creosote markets will become out of balance with pricing and volumes.
▪In certain circumstances coal tar may also be used as an alternative to fuel. In the past, increases in energy prices have resulted in higher coal tar costs which we have attempted to pass through to our customers. If these increased costs cannot be passed through to our customers, it could result in reduced profitability for our coal tar-based products.
▪Our price realizations and profit margins for naphthalene and carbon black feedstock have historically fluctuated with the market price of crude oil, market prices for chemicals derived from crude oil, or market indices derived from crude oil. These fluctuations may reduce profitability in the future.
▪We import certain raw materials that are used in our products that are, or may become, subject to tariffs, trade restrictions or supply chain disruptions. For example, we sell and purchase goods and raw materials from Canada

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
and Denmark both with third parties and our subsidiaries for all businesses. In particular, our RUPS business sources creosote from one of our subsidiaries in Denmark and evolving events around Greenland could result in tariffs or trade restrictions being imposed on this raw material. In addition, the potential for southeast Asia conflict between China and Taiwan could result in disruptions of raw materials that our CMC and PC businesses source from China and Taiwan.
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
Further, the United States government, other governments or international organizations could impose sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include raw material suppliers or customers. For example, due to the Russian invasion of Ukraine, our European-based CMC business lost a substantial portion of its coal tar supply that was previously sourced from the Russian Federation and Ukraine. Geopolitical events further impacting these countries, or other countries from which we source raw materials or where our facilities or customers are located, could adversely affect the impacted business segments. Additionally, the current US presidential administration has imposed new tariffs on imports to the United States, and although considerable uncertainty remains, has indicated that it may impose additional tariffs or significantly increase existing tariffs, including on goods imported from Canada, Denmark, Mexico and China, and certain other countries in the European Union, all of which could negatively impact our business.
If the costs of raw materials increase significantly (including as a result of tariffs or inflation) and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Any such occurrence could have a material adverse effect on our operating results, financial condition, cash flows and liquidity.
We face risks related to our substantial indebtedness.
As of December 31, 2025, we had total outstanding debt of $928.3 million, and approximately $344.8 million of additional unused borrowing capacity under our credit agreement (the Credit Facility) with a consortium of banks, which includes an $800.0 million revolving credit facility, a $50.0 million swingline facility and provides for the ability to incur one or more uncommitted incremental revolving or term loan facilities in an aggregate amount of at least $730.0 million, subject to applicable financial covenants. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the Credit Facility as described in Note 15 of the Notes to Consolidated Financial Statements. Our high level of debt can result, and in the past has resulted, in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, including paying our vendors within agreed upon terms, capital expenditures, and business opportunities.
A high level of indebtedness could have other adverse consequences to us, including:
▪making it more difficult for us to make payments on our debt;
▪increasing our vulnerability to general economic and industry conditions;
▪exposing us to the risk of increased interest rates as certain of our borrowings under our Credit Facility are at variable rates;
▪restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
▪limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
▪limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
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
Our Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
▪incur additional debt;
▪pay dividends or distributions on our capital stock or repurchase our capital stock;
▪issue stock of subsidiaries;
▪make certain distributions;
▪make certain investments;
▪create liens on our assets to secure debt;
▪enter into transactions with affiliates;
▪modify material documents (including organizational documents);
▪make certain acquisitions;
▪merge or consolidate with another company; and
▪sell or otherwise transfer assets.
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
▪The principal use of our wood preservation chemicals is in the manufacture of treated lumber, which is used mainly for residential applications, such as wood decking, and also industrial applications, such as the treating of railroad crossties and utility poles. Therefore, a decline in remodeling and construction could reduce demand for wood preservation chemicals for residential applications, and a decline in the capital spending practices for railroads and utility companies could reduce demand for wood preservation chemicals for industrial applications.
▪The principal consumers of our carbon pitch are primary aluminum smelters. Although the global aluminum industry has experienced growth on a long-term basis, the aluminum industry has experienced a shift in primary aluminum production from the mature geographies, where we have historically enjoyed high market shares, to emerging economies, where we have less of a presence.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability as a whole or the profitability of a particular product.
Although no one customer accounted for more than six percent of our net sales for the year ended December 31, 2025, our top ten customers accounted for approximately 36 percent of our net sales in the aggregate. The loss of a significant customer could have a material adverse effect on our business, cash flow and financial condition.
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
Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related use, storage and transportation of raw materials, products and wastes in our manufacturing facilities and our distribution centers, such as fires, explosions and accidents that could lead to a suspension or interruption of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our Company as a whole. Other hazards include the following:
▪piping and storage tank leaks and ruptures;
▪mechanical failure;
▪exposure to hazardous substances; and
▪chemical spills and other discharges or releases of toxic or hazardous wastes, substances or gases.
These hazards, among others, may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions, cleanup costs and lawsuits by injured persons or property owners. While we are unable to predict the outcome of such matters, if determined adversely to us, we may not have adequate insurance to cover related costs or liabilities and, if not, we may not have sufficient cash flow to pay for such costs or liabilities. Such outcomes could harm our reputation, customer goodwill and reduce our profitability and could have a material adverse effect on our business, financial condition, cash flow and results from operations.
We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations.
Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the following, among other things:
▪the treatment, storage and disposal of wastes;
▪the investigation and remediation of contaminated soil and groundwater;

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
▪the discharge of effluents into waterways;
▪the emission of substances into the air;
▪the marketing, sale, use and registration of our chemical products, such as creosote, CCA, DCOI, MicroPro® and naphthalene;
▪the U.S. Environmental Protection Agency’s regulation under the Federal Insecticide, Fungicide, and Rodenticide Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in the United States;
▪the Health Canada Pest Management Regulatory Agency and its Pest Control Products Act which requires the registration and authorization of antimicrobial pesticide products to be used for various applications in Canada;
▪the European Union’s regulation under the Registration Evaluation Authorization and Restriction of Chemicals, which requires manufacturers or importers of substances manufactured or imported into the European Union in quantities of one ton per year or more to register with a central European Chemicals Agency;
▪the European Union’s regulation under the Biocidal Products Regulation, which requires a biocidal product to be authorized by the European Chemicals Agency before it can be marketed or used in the European Union;
▪the Great Britain Biocidal Products Regulation, which requires a biocidal product to be authorized before it can be marketed or used in Great Britain; and
▪other matters relating to environmental protection, health and safety.
We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and regulations as a result of remediation obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2025 were $10.2 million, which include provisions primarily for environmental remediation. In addition, we incur significant annual operating expenses related to environmental matters and significant capital expenditures related to environmental controls. Capital expenditures related to environmental controls in 2026 are expected to total approximately $13 million and are expected to be funded by operations.
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
Heavy energy-using installations in the European Union operate under the EU Emissions Trading System (EU ETS), a cap and trade system on emissions. The scope of EU ETS has expanded and since 2025, our Nyborg facility has reported scope 1 emissions to EU ETS. Under this system, organizations apply for allowances of GHG emissions and by 2028, our Nyborg facility is expected to be enrolled and allocated allowances. These allowances are gradually reduced year by year, to encourage reductions and are also tradable to enable companies that reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
The Green Deal, which was approved by the EU Parliament in 2020, has set a goal of a 55 percent reduction in emissions by 2030 (vs 1990) and carbon neutrality by 2050. To support these overall EU goals, a Directive (EU) 2023/1791 on energy efficiency and amending regulation set requirements for continuous improvement on energy efficiency for larger consumers.
In Australia, the National Greenhouse and Energy Reporting Scheme requires large volume emitters (such as Koppers) to report greenhouse emissions and energy use to the government annually and, if they exceed certain thresholds, the ‘Safeguard Mechanism’ requires facilities to set an emissions baseline and either manage their emissions or purchase certificates if they exceed that baseline. Although Koppers does not currently exceed the threshold for the Safeguard Mechanism (100,000 TCO2e scope 1 emissions), it is foreseeable that the government could lower the threshold in the future. The Australian government has released legislation that seeks to introduce mandatory requirements for large businesses and financial institutions to disclose their climate-related risks and opportunities. It is anticipated that Koppers Australia will be required to disclose its climate related impacts, risks and opportunities from the financial year commencing on July 1, 2026. At the state level in Australia, the New South Wales Environment Protection Authority released its Climate Change Policy and Action Plan, which proposes to introduce greenhouse gas emission targets and limits on environment protection licenses. During 2022, the Australian Competition and Consumer Commission and the Australian Securities and Investments Commission both announced they would be increasing monitoring of, and penalties for, misleading statements in relation to net zero commitments.
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
Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have, at times, negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in our wood preservation businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather. Finally, natural disasters, including but not limited to wildfires, hurricanes and earthquakes, could affect our revenue and operating results. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our local or integrated operations. If a major wildfire, hurricane or other natural disaster were to disrupt the supply of our raw materials or damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Global climate change may exacerbate the frequency and intensity of adverse weather conditions or natural disasters, such as wildfires, hurricanes, tornadoes, droughts, water shortages, rainfall, unseasonably warm or cold winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold and used and where our supply chains are located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the United States and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact our operating results.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
At December 31, 2025, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and operating lease right-of-use assets) totaled $1,190 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our shareholders’ equity and could affect compliance with the covenants in our debt agreements.
We are subject to risks inherent in foreign operations, including additional legal regulation and changes in social, political and economic conditions.
We have operations in the United States, Australia, Denmark, the United Kingdom, New Zealand and Canada, among others, and sell our products in many foreign countries. For the year ended December 31, 2025, net sales from products sold by our foreign subsidiaries accounted for approximately 29 percent of our total net sales. We are also subject to the risks normally associated with foreign operations, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables in developing countries.
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
Political and financial instability can lead to economic uncertainty and may adversely impact our business. For example, geopolitical tensions between the United States and Denmark could have an adverse impact on our business, financial condition and results of operations. In addition, as a global business, we are also exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We are also subject to potentially increasing transportation and shipping costs associated with international operations. Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations, as well as changes in U.S. laws and regulations relating to foreign trade and investment.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
As of December 31, 2025, our obligations under our post-retirement benefit plans exceeded the fair value of plan assets by $14.5 million. Our pension asset funding to total pension obligation ratio was 81 percent as of December 31, 2025. The underfunding was caused, in large part, by fluctuations in the financial markets that impacted the value of the assets in our defined benefit pension plans and by fluctuations in interest rates which increased the discounted pension liabilities.
During the years ended December 31, 2025 and 2024, we contributed $16.2 million and $9.4 million, respectively, to our post-retirement benefit plans. For normal plan operations, management expects that any future obligations under our post-retirement benefit plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our post-retirement benefit plans are insufficient to fund the post-retirement benefit plans adequately to cover our future obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions or mandatory funding laws are modified, our contributions to our post-retirement benefit plans could be materially higher than we expect, thus reducing the cash available for our business.
We may incur significant charges in the event we close all or part of a manufacturing plant or facility.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility, any of which could cause us to incur significant charges. The actual costs to close a manufacturing facility may exceed our original cost estimates, for example, environmental remediation costs, and may have a material adverse effect on our financial condition, cash flow from operations and results from operations.
We may be subject to information technology systems failures, network disruptions and breaches of data security, which could harm our relationships with our customers and third-party business partners, subject us to negative publicity and litigation and cause substantial harm to our business.
We depend on integrated information systems to conduct our business. Information technology systems failures could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. System failures include risks associated with upgrading our systems, integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions and breaches of data security. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, malware, ransomware, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
On an annual basis, we import approximately $100 million to $120 million of products into the United States, including sales from affiliates which are eliminated in consolidation. These imports are principally raw materials for our PC and CMC businesses. The majority of our imports are from countries other than China, including Denmark, Turkey, Germany, Australia and Mexico. We export approximately $90 million to $110 million of products from the United States to other countries, including sales to affiliates which are eliminated in consolidation.
Significant uncertainty exists around the future relationship between the United States and other countries with respect to tariffs and other trade matters. The United States has recently instituted or proposed changes in trade policies that include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. We have estimated the effect of the increased tariffs, as they currently stand, could have a $4 million to $8 million impact on our pre-tax profit during the next twelve months if we are unable to mitigate them, which we intend to, but may not be successful, in doing. Mitigation efforts include changing the origin of sourcing materials, sharing incremental tariff costs with vendors and increasing prices where contractually possible.
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
In order to mitigate variations in operating results due to the commodity price fluctuations, we hedge the majority of our exposure to scrap copper and copper-containing raw materials used in our production processes. The results of this hedging practice could be positive, neutral or negative in any period depending on the percentage of expected requirements hedged, price changes in the hedged exposures and the correlation of the price changes in the financial instruments we use to hedge. Our hedging instruments primarily utilize the London Metal Exchange (LME) index while the majority of our purchases are priced off of the Commodity Exchange, Inc. (COMEX) index. Historically, price changes in the LME and the COMEX have been highly correlated and our hedges have been effective in mitigating our financial exposure to changes in the price of copper.
In July 2025, the U.S. government imposed 50 percent tariffs on imports of semi-finished copper products and copper-intensive derivative products, effective August 1, 2025. The U.S. Department of Commerce is currently evaluating potential tariffs on refined copper imports and is expected to issue its recommendation by mid-2026. Actual or anticipated U.S. tariffs have caused and may continue to cause significant premiums to the COMEX prices as compared to LME price as well as general price volatility. Such premiums and volatility can result in our hedging instruments being less effective in offsetting increases in raw material prices. Sustained and prolonged premiums of COMEX pricing over LME pricing, copper price volatility and exposure to unhedged copper requirements could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Provisions of our charter documents and the Business Corporation Law of Pennsylvania, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation (our Articles of Incorporation) and our Third Amended and Restated Bylaws (our Bylaws) provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our Articles of Incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our shareholders. Our board of directors can therefore authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. The following additional provisions could make it more difficult for shareholders to effect certain corporate actions:
▪Our shareholders are able to remove directors only for cause by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote in the election of directors. Vacancies on our board of directors may be filled only by our board of directors.
▪Under Pennsylvania law, cumulative voting rights are available to the holders of our common stock if our Articles of Incorporation have not negated cumulative voting. Our Articles of Incorporation provide that our shareholders do not have the right to cumulative votes in the election of directors.
▪Our Articles of Incorporation do not permit shareholder action without a meeting by consent except for the unanimous consent of all holders of our common stock. The Articles of Incorporation also provide that special meetings of our shareholders may be called only by the board of directors or the chairman of the board of directors.
▪Our Bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. If we are unable to respond successfully to changing competitive conditions or customer needs, the demand for our products could be affected. We believe that the most significant competitive factor for our products is selling price.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities, and this market-wide volatility may continue. These types of broad market fluctuations may negatively affect the market price of our common stock.
Some specific factors that may have a significant effect on our common stock market price include the following:
▪actual or anticipated fluctuations in our operating results or future prospects;
▪the public’s reaction to our press releases, investor discussions, conference calls, other public announcements and filings with the Securities and Exchange Commission;
▪strategic actions by us or our competitors, such as acquisitions or restructurings;
▪new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
▪changes in accounting standards, policies, guidance, interpretations or principles;
▪adverse conditions in the financial markets or general economic conditions, including those resulting from war, civil unrest, pandemic, incidents of terrorism and responses to such events;
▪sales of common stock by us, members of our management team or a significant shareholder;
▪changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable companies; and
▪changes in our current dividend policy or the elimination, reduction or suspension of our dividend.
We cannot predict the extent to which investor interest in our company will continue to support an active trading market for our common stock on the New York Stock Exchange (the NYSE) or otherwise or how liquid that market will continue to be. If there does not continue to be an active trading market for our common stock, you may have difficulty selling any of our common stock that you buy.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
ITEM 1C. CYBERSECURITY
We are committed to implementing all reasonable measures to ensure the confidentiality, integrity and availability of data that is owned and managed by us. We also endeavor to protect confidential information that is shared with us by our employees, customers and business partners. The cybersecurity program at Koppers has been designed based on an industry standard cybersecurity framework and is aligned with local and regional compliance requirements. The cybersecurity program is reviewed periodically by an independent third-party, and the results are shared with the board of directors. Components of the cybersecurity program are guided by the results of the independent third-party assessment. The cybersecurity program is part of the larger Enterprise Risk Management program which is reviewed by management and the board of directors on a periodic basis. Compliance with the cybersecurity program is ensured via policies, procedures, training, and systems.
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
IT systems are protected using various tools like multi-factor authentication, virtual private network, firewalls, end-point protection, spam and web filters, mobile device management, and privileged access management. A third-party monitoring service aids in detecting any threats or anomalies with the network. A multi-department incident response plan has been developed to facilitate a swift response in the event of a cybersecurity incident, which includes notifying the appropriate regulatory agencies. IT systems critical to the business operations have been identified and plans have been developed for a swift recovery of IT services in the event of a service failure. We conduct annual security reviews of all service providers that provide critical service to the business. A cybersecurity risk assessment is conducted prior to contracting with a new IT cloud service provider providing high-impact services.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
ITEM 2. PROPERTIES
The following chart sets forth information regarding our production facilities as of February 26, 2026. Generally, our production and port facilities are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

Primary Product Line	Location	Description of Property Interest

Railroad and Utility Products and Services
Rail joint bars	Huntington, West Virginia	Leased
Railroad crosstie materials recovery	Domino, Texas	Leased
Railroad crossties	Ashcroft, British Columbia, Canada	Owned
Railroad crossties	Camden, Arkansas	Owned/Leased
Railroad crossties	Florence, South Carolina	Owned
Railroad crossties	Galesburg, Illinois	Leased
Railroad crossties	Guthrie, Kentucky	Owned
Railroad crossties	Muncy, Pennsylvania	Owned
Railroad crossties	North Little Rock, Arkansas	Owned
Railroad crossties	Roanoke, Virginia	Owned
Railroad crossties	Williamsville, Missouri	Owned
Railroad crossties and utility poles	Somerville, Texas	Owned
Utility poles	Bunbury, Western Australia, Australia	Owned/Leased
Utility poles	Eutawville, South Carolina	Owned
Utility poles	Grafton, New South Wales, Australia	Owned
Utility poles	Kennedy, Alabama	Owned
Utility poles	Leesville, Louisiana	Owned
Utility poles	Leland, North Carolina	Owned
Utility poles	Longford, Tasmania, Australia	Owned
Utility poles	Mathiston, Mississippi	Owned
Utility poles	Newsoms, Virginia	Owned
Utility poles	North, South Carolina	Owned
Utility poles	Takura, Queensland, Australia	Leased
Utility poles	Vidalia, Georgia	Owned

Performance Chemicals
Intermediate copper products	Hubbell, Michigan	Leased
Wood preservation chemicals	Auckland, New Zealand	Owned
Wood preservation chemicals	Darlington, United Kingdom	Owned
Wood preservation chemicals	Geelong, Victoria, Australia	Owned
Wood preservation chemicals	Millington, Tennessee	Owned
Wood preservation chemicals	Mt. Gambier, South Australia, Australia	Owned
Wood preservation chemicals	Rock Hill, South Carolina	Owned

Carbon Materials and Chemicals
Carbon products	Mayfield, New South Wales, Australia	Owned
Carbon products	Nyborg, Denmark	Owned/Leased
Carbon products	Stickney, Illinois	Owned

Our corporate offices are located in leased office space in Pittsburgh, Pennsylvania. The lease term expires on December 31, 2028. We also lease office space in Peachtree City, Georgia.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our and Koppers Inc.’s executive officers as of February 26, 2026. Our executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Stephanie L. Apostolou	45	Chief Legal and Sustainability Officer and Secretary, Koppers Holdings Inc. and Koppers Inc., and Director of Koppers Inc.
Leroy M. Ball	57	Chief Executive Officer, Koppers Holdings Inc. and Koppers Inc., Chair of the Board of Directors of Koppers Holdings Inc. and Director of Koppers Inc.
Tushar Lovalekar	54	Vice President, Information Technology, Koppers Inc.
Stephen G. Lucas	60	Senior Vice President, Culture and Engagement, Koppers Inc.
Bradley A. Pearce	59	Interim Chief Financial Officer and Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc.
James A. Sullivan	62	President and Chief Transformation Officer, Koppers Holdings Inc. and Koppers Inc.
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
Mr. Ball has served as Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. since January 2024, and Chair of the Board of Directors of Koppers Holdings Inc., since May 2025. Mr. Ball previously served as President and Chief Executive Officer of Koppers Holdings Inc. and Koppers Inc. from January 2015 to December 2023. Mr. Ball has served as a Director of Koppers Holdings Inc. since February 2015 and as a Director of Koppers Inc. since May 2013.
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
Mr. Pearce has served as Interim Chief Financial Officer and Chief Accounting Officer, Koppers Holding Inc. and Koppers Inc. since January 2026. Mr. Pearce served as Chief Accounting Officer, Koppers Holdings Inc. and Koppers Inc. from May 2019 to December 2025.
Mr. Sullivan has served as President and Chief Transformation Officer of Koppers Holdings Inc. and Koppers Inc. since June 2025. Mr. Sullivan served as President and Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. from January 2024 to May 2025. Mr. Sullivan served as Executive Vice President and Chief Operating Officer of Koppers Holdings Inc. and Koppers Inc. from January 2020 to December 2023.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are listed and traded on the NYSE under the symbol KOP.
The number of registered holders of Koppers common stock at January 30, 2026 was 56.
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
We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Accordingly, our board of directors may decide, in its discretion, at any time, to otherwise modify or repeal the dividend policy. On February 11, 2026, the board of directors declared a quarterly dividend of $0.09 per common share, payable on March 23, 2026 to shareholders of record as of March 6, 2026. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended December 31, 2025.

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
October 1 – October 31	0	$0.00	0	$71.5
November 1 – November 30	175,000	$28.60	175,000	$66.5
December 1 – December 31	0	$0.00	0	$66.5
Total	175,000		175,000
(1)On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)Excludes any fees or commissions associated with the share repurchases.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Stock Performance Graph

Comparison of Cumulative Five Year Total Return
(Dollars)
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Koppers Holdings Inc.
S&P SmallCap 600 Materials Index
Russell 2000 Index

Value at	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Koppers Holdings Inc.	$100	$100.45	$91.17	$166.69	$106.14	$89.66
S&P SmallCap 600 Materials Index	$100	$118.41	$111.20	$133.42	$134.78	$154.36
Russell 2000 Index	$100	$114.82	$91.35	$106.82	$119.14	$134.40

Set forth above are a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) during the period commencing December 31, 2020, and ending December 31, 2025, of $100 invested in each of Koppers Holdings Inc.’s common stock, the Standard & Poor’s SmallCap 600 Materials Index and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it is feasible to construct a peer group industry comparison. We include the Standard & Poor’s SmallCap 600 Materials Index in this graph to serve as a published industry index because Koppers Holdings Inc. is a constituent of the Standard & Poor’s SmallCap 600 Materials Index, which includes corporations both larger and smaller than Koppers, and has an average market capitalization similar to ours. Additionally, we include in this graph the Russell 2000 Index, of which we are a constituent, as a broad equity market index. The Russell 2000 Index is comprised of issuers with generally similar market capitalizations to that of Koppers Holdings Inc.
ITEM 6. RESERVED
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
Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, mark-to-

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.
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
Outlook
Forward-looking statements, including the guidance below, are based upon current expectations and are subject to factors that could cause actual results to differ materially from those set forth below. Please see “Forward-Looking Statements” and "Risk Factors" for more information.
After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we commenced taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions, some of which are one-time savings and some of which are expected to be permanent savings, are intended to ensure that we grow our profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences. Through the planning phase that occurred throughout 2025, we believe we have identified actionable transformation initiatives to position Koppers for future success, creating a roadmap to reshape our company into a higher earning, higher margin, higher free cash flow and higher return on capital business over the next three years. These initiatives impact all facets of the organization and are focused on growing the more profitable businesses while continuing to selectively scale back our lower margin, capital intensive business. We believe this will grow earnings per share, lower our maintenance and capital requirements and consistently generate higher margins.
Significant areas of focus include:
•For our RUPS segment, our focus is to continue to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) maximize opportunities for increased volumes, including expanding our customer base in the midwestern and western utility pole markets and (iii) lower operating and selling, general and administrative expenses.
•For our PC segment, our focus is to continue to (i) acquire new customers and grow organic market share in our residential preservatives markets (ii) expand market share in our industrial preservatives markets and (iii) align and improve our cost structure.
•For our CMC segment, our focus is to continue to (i) execute on domestic plant restructuring projects, (ii) optimize and develop markets for enhanced carbon products and (iii) develop and implement global tar and pitch strategies to mitigate expected raw material cost increases.
Significant market indicators for our businesses include:
•The Railway Tie Association’s estimate of total crosstie purchases in 2026 is approximately 19.9 million ties, with approximately 13.3 million for Class I railroads. This is comparable to the 2025 estimate of crosstie purchases of approximately 19.9 million crossties. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range. However, volumes for our business in any year can be affected by individual customer demands, logistics and business conditions.
•Market demand for utility poles is expected to grow over the next few years. The main driver for growth is the construction of datacenters that support artificial intelligence development. The datacenters that are being constructed nationwide consume large amounts of electricity. Other drivers of pole demand include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures, and extreme weather protection. Our Utility Products business continues to focus on expanding its presence in the midwestern and western United States.
•Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 2.9 percent in early 2026 before easing to 1.6 percent by the end of 2026. Our PC business expects higher volumes through market share growth and acquiring new customers supported by the LIRA projections.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate as well as tariffs and international trade policy; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) the effectiveness of our commodity hedging programs; (vi) changes in foreign exchange rates; and (vii) the other factors set forth in the "Forward-Looking Statements" disclaimer. Any or all of these or other factors could impact our actual results.
Recent Developments
In February 2026, we made the decision to idle production activities at our Utility and Industrial Products facility in Vance, Alabama, effective immediately. Substantially all production handled at this location was transitioned to our Kennedy, Alabama plant. These facilities were located within 60 miles of each other and served the same market which resulted in plant underutilization, redundancy and higher operating costs.
In February 2026, we also announced our plan to idle production activities at our Railroad Products and Services facility in Florence, South Carolina due to lower overall future forecasted demand from the facility's largest customer. We expect to ramp down production at Florence over the next several months with plant idling activities to be completed by November 2026. During this time period, we will transition incremental production to our facility in Guthrie, Kentucky.
Consolidating production of these facilities will help us optimize our network, better align capacity with demand, reduce operating costs and strengthen the long-term competitiveness of our operations.
Trade Tariff Uncertainties
Our outlook reflects plans to substantially offset costs related to import and export tariffs, where possible, but there is continued uncertainty regarding the implementation dates and scope of potential additional tariffs, as well as potential retaliatory trade policy. As a result of these items, our outlook may vary. See also Item 1A. Risk Factors in this Form 10-K.
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
Results of Operations – Comparison of Years Ended December 31, 2025 and December 31, 2024
Consolidated Results

	Year Ended December 31,
	2025	2024	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$926.8	$942.7	$(15.9)	(1.7)%
Performance Chemicals	543.8	651.6	(107.8)	(16.5)%
Carbon Materials and Chemicals	408.7	497.8	(89.1)	(17.9)%
Total	$1,879.3	$2,092.1	$(212.8)	(10.2)%
RUPS net sales decreased due to $21.8 million of lower volumes in our Class I crosstie business and lower activity in our maintenance-of-way businesses, including approximately $11.1 million related to the sale of our railroad bridge services business during the third quarter of 2025. These decreases were partly offset by increased volumes in our domestic utility pole business and $11.0 million of price increases across multiple markets, particularly for crossties. Foreign currency

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
changes compared to the prior year period had an unfavorable impact on sales in the current year period of $1.9 million, mainly from our Australian utility pole business.
PC net sales decreased due primarily to a 17 percent volume decrease driven by a shift in United States market share and a slight decrease in remaining customer volumes as well as sales to Brown Wood (as described in Note 3 of the Notes to Consolidated Financial Statements) which were included in external sales during the first quarter of 2024. Foreign currency changes compared to the prior year period from our international markets had an unfavorable impact on sales in the current year period of $1.6 million.
CMC net sales decreased mainly due to lower phthalic anhydride volumes of $67.5 million as we ceased production of the product in the second quarter of 2025, lower volumes and prices for carbon black feedstock and lower sales prices for multiple products, particularly for carbon pitch which decreased six percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for carbon pitch, naphthalene, creosote and refined tar. Foreign currency changes compared to the prior year period from our international markets had a favorable impact on sales in the current year period of $3.3 million.
Cost of sales as a percentage of net sales was 76 percent, compared to 80 percent in the prior year period as lower operating expenses and freight costs were partly offset by lower sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment adjusted EBITDA and adjusted EBITDA margin" herein.
Depreciation and amortization expenses were $6.1 million higher when compared to the prior year period primarily as a result of increased asset retirement obligations in our North American CMC operations and our acquisition of Brown Wood.
Selling, general and administrative expenses were $24.4 million lower when compared to the prior year period due mainly to a decrease in compensation-related costs and other administrative expenses, in particular lower stock-based long term incentive plan expenses of $8.2 million. See Note 8 - Stock-based Compensation for changes related to our long-term incentive plan.
Impairment and restructuring charges for both years were due primarily to costs associated with discontinuing phthalic anhydride production at our facility in Stickney, Illinois, consulting services related to our comprehensive assessment of our businesses and our workforce reduction program across selected U.S. locations to streamline operations and reduce costs. See Note 3 – Acquisitions and Restructuring.
(Gain) loss on sale of assets in the prior year period was primarily related to the liquidation of our former coal tar distillation facility located in China. See Note 3 – Acquisitions and Restructuring.
Other income, net increased in the current year period primarily as a result of increased royalty income in our PC business and lower pension costs.
Interest expense was $10.1 million lower when compared to the prior year period due to lower interest rates.
Loss on pension settlement for both years relates to the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 14 – Pensions and Post-Retirement Benefit Plans.
Income tax expense increased by $4.5 million when compared to the prior year period due primarily to higher income before income taxes. See Note 10 – Income Taxes.
Segment Results

	Year Ended December 31,
	2025	2024	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$108.1	$82.3	$25.8	31.3%
Performance Chemicals	102.7	142.7	(40.0)	(28.0)%
Carbon Materials and Chemicals	45.9	36.6	9.3	25.4%
Total	$256.7	$261.6	$(4.9)	(1.9)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	11.7%	8.7%	3.0%	34.5%
Performance Chemicals	18.9%	21.9%	(3.0)%	(13.7)%
Carbon Materials and Chemicals	11.2%	7.4%	3.8%	51.4%

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
RUPS adjusted EBITDA increased due to $11.6 million of lower operating and raw material expenses and $10.2 million of lower selling, general and administrative expense, in addition to net sales price increases and increased utilization, partly offset by net sales volume decreases.
PC adjusted EBITDA decreased due primarily to lower sales volumes and higher raw material costs of $19.0 million, partly offset by lower selling, general and administrative expenses of $5.0 million, lower logistics expenses of $4.5 million, particularly in North America, and higher royalty income of $3.1 million. Higher raw material costs were unfavorably impacted by scrap copper costs, net of the benefit realized from our copper-hedging program.
CMC adjusted EBITDA increased due to lower raw material and operating expenses of $19.9 million, particularly in North America, including the operating cost savings from discontinuing phthalic anhydride production, lower selling, general and administrative expense of $9.2 million and improved plant performance as a result of an outage in North America in the prior year period, partly offset by lower sales prices.
The discussion and analysis of our consolidated results of operations and cash flows for the years ended December 31, 2024 compared to December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations which was previously filed with the SEC.
Adjusted EBITDA Reconciliation. The following table reconciles net income, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP, to adjusted EBITDA on a consolidated basis:

	Year Ended December 31,
	2025	2024
(Dollars in millions)
Net income	$56.0	$48.6
Interest expense	66.1	76.2
Depreciation and amortization	73.6	67.5
Income tax provision	25.2	20.7
Sub-total	220.9	213.0
Adjustments to arrive at adjusted EBITDA:
LIFO (benefit) expense(1)	(11.0)	6.1
Impairment, restructuring and plant closure costs(2)	51.9	17.3
(Gain) loss on sale of assets	(0.4)	10.7
Mark-to-market commodity hedging (gains) losses	(34.2)	7.9
Acquisition inventory step-up amortization	0.0	2.3
Amortization of cloud-based software implementation costs	1.2	0.3
Pension settlement and expense	28.3	4.0
Total adjustments	35.8	48.6
Adjusted EBITDA	$256.7	$261.6
(1)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)See Note 3 - Acquisitions and Restructuring.
Cash Flow
Net cash provided by operating activities for the year ended December 31, 2025 was $122.5 million compared to $119.4 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, principally depreciation and in 2025, the pension settlement loss. Working capital usage was slightly lower in the current year primarily as a result of the timing of receipts and payments, partly offset by net pension funding of approximately $12 million in connection with the settlement.
Net cash used in investing activities for the year ended December 31, 2025 was $72.7 million compared to $173.3 million in the prior year. The decrease was due to cash paid for the Brown Wood acquisition in the prior year as well as lower capital expenditures in the current year due to the completion of certain growth projects, such as the yield enhancement project at our CMC facility in Nyborg, Denmark which was completed in the first quarter of 2024. These decreases were partly offset by cash paid for the Greenhill acquisition (as described in Note 3 of the Notes to Consolidated Financial Statements) in the current year.
Net cash used in financing activities for the year ended December 31, 2025 was $58.5 million compared to net cash provided by financing activities of $35.7 million in the prior year. The primary uses of financing cash flows for the year ended December 31, 2025 were net debt repayments of $12.7 million, repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, dividends and debt issuance costs. In the prior year, the

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
primary source of financing cash flows was net borrowings of $88.7 million and the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends.
Liquidity and Capital Resources
As of December 31, 2025, liquidity from our Credit Facility and cash on hand was approximately $383 million. Our Credit Facility is described in Note 15 – Debt.
Our need for cash in the next twelve months relates primarily to contractual obligations which includes debt service, purchase commitments and operating leases, as well as working capital, capital spending, dividends and share repurchases. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2026, excluding acquisitions, if any, are expected to total approximately $55 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.
We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of December 31, 2025, approximately 95 percent of accounts payable was current and 5 percent was 1-30 days past due. As of December 31, 2024, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due.
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
Bank Debt Covenants at December 31, 2025
The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:
▪The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of December 31, 2025 was 3.3.
▪The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of December 31, 2025 was 4.4.
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

	Payments Due by Period
	2026	2027 - 2028	2029 - 2030	Thereafter	Total
(Dollars in millions)
Purchase commitments	$234.1	$322.5	$68.6	$0.1	$625.3
Contractual obligations are primarily related to our debt agreements and operating leases. See Note 15 – Debt for discussion of the contractual obligations under our debt agreements, including interest payments and the timing of principal repayments. See Note 16 – Leases for discussion of our operating lease obligations.
Pension and other employee benefit plan funding contributions (for defined benefit plans) are expected to total approximately $1.5 million in 2026, for normal plan operations. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions, which may change the annual funding obligations in addition to decisions to fund in excess of statutorily required amounts. The funded status of our defined benefit plans is disclosed in Note 14 – Pensions and Post-Retirement Benefit Plans.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
See Note 10 – Income Taxes for discussion of unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
Other Matters
Foreign Operations and Foreign Currency Transactions
We are subject to foreign currency translation fluctuations due to our foreign operations. See the Consolidated Statement of Comprehensive Income for the impact that exchange rate fluctuations had on comprehensive income. Foreign currency transaction gains and losses result from transactions denominated in a currency that is different from the currency used by the entity to prepare its financial statements. Foreign currency transaction gains were $0.7 million, $0.9 million, and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We utilize the work of third-party specialists to assist in the fair value estimates. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those key assumptions include discount rates (12.5 percent – 20.0 percent), market multiples (4.4 – 7.5 times adjusted EBITDA) and terminal growth rates (4.0 – 6.5 times adjusted EBITDA) as well as future forecasts of revenue growth and adjusted EBITDA, which are based on our strategic plan. The strategic plan is updated as part of the annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during the fiscal year based on changes in operating or economic conditions. The actual fair value may vary from our estimate under the market approach for many reasons, including because the peer group valuation differs from how investors value our business, valuation multiples change as a result of market conditions, changes in our business assumptions and other factors. Discount rates may be impacted by adverse changes in macroeconomic environment, volatility in the equity and debt markets or other factors. Our key assumptions are materially consistent with prior year.
During the fourth quarter of 2025, we performed an impairment test for goodwill for each of our reporting units using the quantitative approach. We determined the fair value of each of the reporting units exceeded its respective carrying amount; therefore, we determined that goodwill was not impaired at any of our reporting units as of December 31, 2025. The estimated fair value, as calculated at October 31, 2025, for the three reporting units ranged from approximately 24 percent to 58 percent greater than their carrying value (22 percent to 103 percent at the previous impairment assessment date). Our reporting units could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we experience a substantial decrease in our stock price.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

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
The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates and market prices for copper as if these changes occurred at December 31, 2025. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on copper price, interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.
Commodity Price Sensitivity Analysis. Our exposure to market risk for changes in copper prices relates primarily to the purchase price of the raw material and the fixed price sales agreements we have with customers of our PC segment. We utilize swap contracts to manage this price risk. See Note 5 – Derivative Financial Instruments for quantities and the financial statement impact of these contracts as of December 31, 2025. Holding other variables constant, if there were a 10 percent reduction in the December 31, 2025 market price of copper, the fair value of these contracts would be a gain of $17.4 million, all of which would be recognized in income, before tax.
Interest Rate and Debt Sensitivity Analysis. Our exposure to market risk for changes in interest rates relates primarily to our interest payments on our variable rate debt obligations. See Note 15 – Debt for discussion of the changes in debt and Note 5 - Derivative Financial Instruments for discussion of our interest rate swap agreements. For variable rate debt, interest rate changes impact earnings and cash flows. Assuming other factors are held constant, a one percentage point increase in interest rates would have decreased earnings and cash flows by approximately $5.4 million over a twelve-month period, holding other variables constant, inclusive of interest rate swap effects.
Exchange Rate Sensitivity Analysis. Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Brazil, Canada, Chile, Denmark, the Netherlands, New Zealand and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the year ended December 31, 2025, would be a reduction of approximately $4.2 million.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Koppers Holdings Inc.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2025. In making this assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Management concluded that based on its assessment, Koppers Holdings Inc.’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of Koppers Holdings Inc.’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the consolidated financial statements included in this annual report, as stated in their attestation report which appears on the following page.
February 26, 2026
/S/    LEROY M. BALL
Leroy M. Ball
Chief Executive Officer
/s/ BRADLEY A. PEARCE
Bradley A. Pearce
Interim Chief Financial Officer and Chief Accounting Officer

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Koppers Holdings Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Koppers Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 26, 2026

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Koppers Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Koppers Holdings Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value of Goodwill in the Utility Products Reporting Unit
As described in Note 13 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2025 was $329.4 million, of which $116.7 million was related to the Utility Products reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. The Company uses a combination of an income approach, using a discounted cash flow methodology, and a market approach in its annual goodwill impairment assessment.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Pittsburgh, Pennsylvania
February 26, 2026

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
KOPPERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions, except share and per share amounts)
Net sales	$1,879.3	$2,092.1	$2,154.2
Cost of sales	1,431.5	1,669.5	1,729.7
Depreciation and amortization	73.6	67.5	57.0
Selling, general and administrative	154.9	179.3	174.1
Impairment and restructuring	51.9	16.9	0.0
(Gain) loss on sale of assets	(0.4)	10.7	(1.8)
Operating profit	167.8	148.2	195.2
Other income, net	6.6	1.3	0.4
Interest expense	66.1	76.2	71.0
Loss on pension settlement	27.1	4.0	0.0
Income before income taxes	81.2	69.3	124.6
Income tax provision	25.2	20.7	34.8
Net income	56.0	48.6	89.8
Net income (loss) attributable to noncontrolling interests	0.0	(3.8)	0.6
Net income attributable to Koppers	$56.0	$52.4	$89.2
Earnings per common share attributable to Koppers common shareholders:
Basic	$2.82	$2.54	$4.28
Diluted	2.74	2.46	4.14
Weighted average shares outstanding (in thousands):
Basic	19,855	20,659	20,835
Diluted	20,405	21,291	21,539
KOPPERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Net income	$56.0	$48.6	$89.8
Changes in other comprehensive income (loss):
Currency translation adjustment	32.6	(30.3)	6.9
Cash flow hedges, net of tax of $(1.1), $0.5 and $0.8	2.4	(1.4)	(2.7)
Pension adjustments, net of tax of $(7.8), $0.0 and $(1.1)	24.2	(0.1)	4.2
Total comprehensive income	115.2	16.8	98.2
Comprehensive income (loss) attributable to noncontrolling interests	0.0	(3.8)	0.5
Comprehensive income attributable to Koppers	$115.2	$20.6	$97.7
The accompanying notes are an integral part of these consolidated financial statements.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
KOPPERS HOLDINGS INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$38.0	$43.9
Accounts receivable, net of allowance of $7.0 and $6.9	158.7	191.8
Inventories, net	411.2	404.6
Derivative contracts	31.5	1.5
Other current assets	29.3	38.8
Total current assets	668.7	680.6
Property, plant and equipment, net	650.9	660.8
Goodwill	329.4	317.1
Intangible assets, net	106.7	119.0
Operating lease right-of-use assets	102.9	89.8
Deferred tax assets	7.0	8.4
Other assets	21.2	14.5
Total assets	$1,886.8	$1,890.2
Liabilities
Accounts payable	$122.4	$179.1
Accrued liabilities	72.6	115.1
Current operating lease liabilities	27.2	26.7
Current maturities of long-term debt	4.9	4.9
Total current liabilities	227.1	325.8
Long-term debt	914.3	925.9
Operating lease liabilities	76.1	64.4
Accrued post-retirement benefits	13.7	14.9
Deferred tax liabilities	43.7	25.9
Other long-term liabilities	37.6	44.3
Total liabilities	1,312.5	1,401.2
Commitments and contingent liabilities (Note 17)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,213,052 and 25,761,084 shares issued	0.3	0.3
Additional paid-in capital	332.4	317.2
Retained earnings	539.4	490.3
Accumulated other comprehensive loss	(61.4)	(120.6)
Treasury stock, at cost, 6,757,247 and 5,480,230 shares	(236.7)	(198.5)
Total Koppers shareholders’ equity	574.0	488.7
Noncontrolling interests	0.3	0.3
Total equity	574.3	489.0
Total liabilities and equity	$1,886.8	$1,890.2
The accompanying notes are an integral part of these consolidated financial statements.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
KOPPERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Cash provided by (used in) operating activities:
Net income	$56.0	$48.6	$89.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.6	67.5	57.0
Depreciation in impairment and restructuring	19.7	4.4	0.0
Stock-based compensation	13.8	20.8	17.3
Change in derivative contracts	(34.2)	7.9	(0.9)
Non-cash interest expense	3.7	3.3	4.9
(Gain) loss on sale of assets	(1.4)	10.0	(2.0)
Insurance proceeds	(2.2)	(1.0)	(1.7)
Pension settlement	27.1	0.0	0.0
Deferred income taxes	11.3	2.8	5.7
Change in other liabilities	5.0	(2.6)	0.2
Cloud-based software implementation costs, net	(5.6)	0.0	0.0
Other - net	(2.9)	1.9	2.2
Changes in working capital:
Accounts receivable	30.9	8.1	14.9
Inventories	10.4	(6.3)	(37.2)
Accounts payable	(57.2)	(19.4)	(0.4)
Accrued liabilities	(33.1)	(19.2)	(2.4)
Other working capital	7.6	(7.4)	(1.3)
Net cash provided by operating activities	122.5	119.4	146.1
Cash (used in) provided by investing activities:
Capital expenditures	(55.0)	(77.4)	(120.5)
Acquisitions	(20.7)	(99.3)	0.0
Insurance proceeds	2.2	1.0	1.7
Sale of assets	5.2	2.4	2.8
Sale of business and divestitures	4.8	0.0	0.0
Other investing activities	(9.2)	0.0	0.0
Net cash used in investing activities	(72.7)	(173.3)	(116.0)
Cash provided by (used in) financing activities:
Borrowings of credit facility	558.3	706.5	1,032.5
Repayments of credit facility	(566.1)	(712.1)	(896.4)
Borrowings of long-term debt	0.0	100.0	388.0
Repayments of long-term debt	(4.9)	(5.7)	(501.0)
Issuances of Common Stock	1.4	5.3	9.9
Repurchases of Common Stock	(38.2)	(50.8)	(20.1)
Payment of debt issuance costs	(2.6)	(1.6)	(5.3)
Dividends paid	(6.4)	(5.9)	(5.0)
Net cash (used in) provided by financing activities	(58.5)	35.7	2.6
Effect of exchange rate changes on cash	2.8	(4.4)	0.5
Net (decrease) increase in cash and cash equivalents	(5.9)	(22.6)	33.2
Cash and cash equivalents at beginning of period	43.9	66.5	33.3
Cash and cash equivalents at end of period	$38.0	$43.9	$66.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$39.2	$23.9	$26.6
Accrued capital expenditures	1.7	2.2	5.6
Non-cash consideration for sale of assets and acquisition	0.6	2.7	0.0
Supplemental disclosure - Cash paid during the year for:
Interest	$63.5	$78.5	$70.0
Income taxes	9.4	27.6	34.3
The accompanying notes are an integral part of these consolidated financial statements.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
KOPPERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions, except per share amounts)
Senior Convertible Preferred Stock
Balance at beginning and end of year	$0.0	$0.0	$0.0
Common Stock
Balance at beginning of year	0.3	0.3	0.2
Issuance of common stock	0.0	0.0	0.1
Balance at end of year	0.3	0.3	0.3
Additional paid-in capital
Balance at beginning of year	317.2	291.1	263.9
Employee stock plans	13.8	20.8	17.3
Issuance of common stock	1.4	5.3	9.9
Balance at end of year	332.4	317.2	291.1
Retained earnings
Balance at beginning of year	490.3	444.0	360.2
Net income attributable to Koppers	56.0	52.4	89.2
Common Stock dividends ($0.32, $0.28 and $0.24 per share)	(6.9)	(6.1)	(5.4)
Balance at end of year	539.4	490.3	444.0
Accumulated other comprehensive loss
Currency translation adjustment:
Balance at beginning of year	(79.2)	(48.9)	(55.9)
Change in currency translation adjustment	32.6	(30.3)	7.0
Balance at end of year	(46.6)	(79.2)	(48.9)
Cash flow hedges:
Balance at beginning of year	(2.3)	(0.9)	1.8
Reclassification of cash flow hedges to expense, net of tax of $(0.7), $0.3 and $0.5	1.5	(0.9)	(1.5)
Cash flow hedges, net of tax of $(0.4), $0.2 and $0.3	0.9	(0.5)	(1.2)
Balance at end of year	0.1	(2.3)	(0.9)
Unrecognized pension prior service cost (benefit):
Balance at beginning and end of year	(0.5)	(0.5)	(0.5)
Unrecognized pension net loss:
Balance at beginning of year	(38.6)	(38.5)	(42.7)
Reclassification of unrecognized pension net loss to expense, net of tax of $(6.9), $1.4 and $0.4	20.8	4.1	1.2
Revaluation of unrecognized pension net gain (loss), net of tax of $(0.9), $(1.7) and $0.7	3.4	(4.2)	3.0
Balance at end of year	(14.4)	(38.6)	(38.5)
Total balance at end of year	(61.4)	(120.6)	(88.8)
Treasury stock
Balance at beginning of year	(198.5)	(147.7)	(127.6)
Purchases	(38.2)	(50.8)	(20.1)
Balance at end of year	(236.7)	(198.5)	(147.7)
Total Koppers shareholders’ equity – end of year	574.0	488.7	498.9
Noncontrolling interests
Balance at beginning of year	0.3	4.1	3.6
Net income (loss) attributable to noncontrolling interests	0.0	(3.8)	0.6
Currency translation adjustment	0.0	0.0	(0.1)
Balance at end of year	0.3	0.3	4.1
Total equity – end of year	$574.3	$489.0	$503.0
The accompanying notes are an integral part of these consolidated financial statements.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
Our RUPS segment sells treated and untreated wood products, manufactured products and services primarily to the railroad industry and treated wood products to the utility industry. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings and the manufacture of rail joint bars. Utility products include transmission and distribution poles and pilings. The segment also operates a business related to the recovery of used crossties. We sold our railroad bridge services business during the third quarter of 2025. See Note 3 - Acquisitions and Restructuring.
Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services a diverse range of end-markets including infrastructure, residential and commercial construction and agriculture.
Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is used in the production of aluminum and steel in electric arc furnaces. Naphthalene is used as a surfactant in the production of concrete. Our CMC segment ceased production of phthalic anhydride in the second quarter of 2025. See Note 3 – Acquisitions and Restructuring.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the consolidated balance sheet. Contract assets of $1.8 million and $7.6 million are recorded within accounts receivable, net of allowance within the consolidated balance sheet as of December 31, 2025 and 2024, respectively.
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
Inventories – In the United States, CMC and RUPS inventories are valued at the lower of cost, utilizing the last-in, first-out (LIFO) basis, or net realizable value. Utility and Industrial Products inventories are valued at the lower of cost, utilizing the moving average cost basis, or net realizable value. PC inventories and all other inventories outside of the United States are valued at the lower of cost, utilizing the first-in, first-out (FIFO) basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories constituted approximately 51 percent and 57 percent of the FIFO inventory value at December 31, 2025 and 2024, respectively. In 2025, 2024 and 2023, we recorded inventory write-downs of $1.2 million, $0.1 million and $0.6 million, respectively, related to the lower of cost or net realizable value for our subsidiaries that value inventory on the FIFO basis.
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
We periodically evaluate whether current facts and circumstances indicate that the carrying value of depreciable long-lived assets may not be recoverable. If an asset, or logical grouping of assets, is determined to be impaired, the asset is written down to its fair value using discounted future cash flows and, if available, quoted market prices. Refer to Note 3 – Acquisitions and Restructuring for additional information.
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
Cloud-Based Software Implementation Costs – Costs incurred to implement cloud-based software arrangements are capitalized within other assets on the consolidated balance sheet. Once placed in-service, these costs are amortized using the straight-line method over the remaining term of the service contract, typically one to five years, to the same caption in the consolidated statement of operations as the related service contract.

	December 31,
	2025	2024
(Dollars in millions)
Capitalized cloud-based software implementation costs	$10.6	$3.8
Accumulated amortization	1.5	0.3
Net	$9.1	$3.5

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
The following table describes changes to our asset retirement obligation liabilities:

	December 31,
	2025	2024
(Dollars in millions)
Asset retirement obligation at beginning of year	$14.6	$15.2
Accretion expense	1.0	1.0
Revision in estimated cash flows	7.2	(1.2)
Cash expenditures	(2.2)	(0.4)
Currency translation	0.6	0.0
Balance at end of year	$21.2	$14.6
The revision in estimated cash flows during the year ended December 31, 2025 was due primarily to cost increases for the removal and disposal of residues and cleaning costs for railcars in addition to an acceleration of the expected timing of these costs.
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
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. We adopted this ASU retrospectively for all prior periods presented in the financial statements in the fourth quarter of 2025 and added the required disclosures in Note 10 – Income Taxes.
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
3. Acquisitions and Restructuring
Acquisitions
Greenhill – On December 22, 2025, we completed our acquisition of the assets of the untreated utility pole procurement, manufacturing and distribution business of Greenhill Reload, LLC (Greenhill) for approximately $20.7 million in cash, inclusive of the inventory value at closing. We financed the acquisition with cash and available borrowings under our Credit Facility (as defined in Note 15 – Debt). The acquired business is located in Oregon. We believe the acquisition, which is included in our RUPS segment, increases our presence in western markets and expands our ability to participate

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
in the Douglas fir transmission pole market. Transaction costs, revenue and profit related to the acquisition were not material during the year ended December 31, 2025.
We accounted for the transaction as a business combination. The following table summarizes the preliminary purchase price and estimated fair value of assets acquired as of December 22, 2025. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired. We expect to finalize the purchase price allocation once we have received all necessary information, at which time the value of the assets acquired will be revised, if necessary. Accordingly, the consolidated financial statements include a preliminary fair value determination based on assumptions and estimates that, while considered reasonable, are subject to changes, which may be material.

(Dollars in millions)
Cash consideration	$20.7
Inventories	5.7
Property, plant and equipment	0.6
Customer relationship intangible assets	2.7
Fair value of assets acquired	9.0
Goodwill	$11.7
The customer relationship intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Goodwill has been allocated to the Company's RUPS segment. The Company expects the goodwill recognized will be deductible for tax purposes. Recognized goodwill is attributable to the expected synergies and other intangible assets that do not qualify for separate recognition.
Brown Wood – On April 1, 2024, we completed our acquisition of substantially all of the assets of Brown Wood Preserving Company, Inc. and certain of its affiliates (Brown Wood) for approximately $100 million in cash, after post-closing working capital adjustments. We financed the acquisition with cash and available borrowings under our Credit Facility. Brown Wood is a utility pole treating business with principal operating locations in Alabama and Mississippi. The business we acquired, as well as the sales function, has been operationally integrated into our existing network of utility pole plants and distribution yards. We believe the acquisition, which is included in our RUPS segment, increased our presence in existing markets and offers an attractive entry point to new geographic markets for our utility pole business. Transaction costs, revenue and profit related to the acquisition were not material for the year ended December 31, 2024. We accounted for the transaction as a business combination.
Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Year Ended December 31,
	2025	2024	Cumulative Total
(Dollars in millions)
Phthalic Anhydride Shutdown:
Severance and employee benefits	$0.9	$0.1	$1.0
Depreciation and asset disposal costs	18.7	7.9	26.6
Plant cleaning, waste disposal and demolition costs	13.4	0.0	13.4
Workforce reduction program	3.3	5.0	8.3
Consulting services	15.6	0.3	15.9
Other plant restructuring costs	0.0	3.6	3.6
Total impairment and restructuring	$51.9	$16.9	$68.8
Phthalic Anhydride Shutdown – In December 2024, we made the decision to discontinue phthalic anhydride production at our facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and will substantially reduce annual emissions of certain regulated air contaminants. During the second quarter of 2025, we completed the shutdown of the phthalic anhydride plant. We expect this action to result in pre-tax charges to earnings of $50 million to $54 million through the end of 2026, approximately $28 million of which constitutes non-cash charges and approximately $22 million to $26 million of which constitutes cash expenditures. Estimates of the total cumulative pre-tax amount incurred and to be incurred for each major type of cost associated with the discontinuation plan are: (i) retention and severance costs of approximately $1 million, (ii) accelerated depreciation and asset write-down costs of approximately $28 million, and (iii) plant cleaning, waste disposal and demolition costs of approximately $21 million to $25 million.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Workforce Reduction Program – In November 2024, we committed to a workforce reduction program across select U.S. locations, which was intended to streamline operations and reduce costs. This workforce reduction program resulted in the reallocation of people and resources, included voluntary and involuntary reductions in employees and ended in the fourth quarter of 2025.
Consulting Services – We have incurred and will continue to incur consulting and other professional service fees starting with a comprehensive assessment of each of our businesses and functions which began in the fourth quarter of 2024 and was completed during the third quarter of 2025. We then started the multi-year company-wide transformative project to design and implement changes that we believe will enable us to reach our full potential and improve profitability, modernize business processes and pursue portfolio realignment, if necessary.
The following table includes details of plant closures and restructuring liabilities:

	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$4.4
Accrual	13.5	1.2
Cash paid	(8.1)	(5.0)
Liability at December 31, 2025	$5.4	$0.6
KRS Sale – On August 29, 2025, we sold our railroad bridge services business, Koppers Railroad Structures Inc., which was previously included in our RUPS segment.
KCCC Liquidation – In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. KCCC is owned 60 percent by a wholly owned subsidiary of Koppers and 40 percent by TISCO. As a result of the signed agreement in 2024, we recorded a loss on sale of $5.9 million, net of non-controlling interest. During the first quarter of 2025, TISCO assumed the remaining assets, including land, and liabilities of KCCC, which resulted in cash paid of approximately $7.6 million. The liquidation of KCCC was completed in February 2026.
In March 2023, we sold certain assets from KCCC and recorded a gain on sale of $1.8 million.
4. Common Stock and Senior Convertible Preferred Stock
There was no senior convertible preferred stock issued or outstanding for the periods presented. The following table presents the changes in common stock and treasury stock:

	December 31,
	2025	2024	2023
(Shares in thousands)
Common Stock Issued:
Balance at beginning of year	25,761	25,163	24,547
Issued for employee stock plans	452	598	616
Balance at end of year	26,213	25,761	25,163
Treasury Stock:
Balance at beginning of year	(5,480)	(4,303)	(3,784)
Shares repurchased	(1,277)	(1,177)	(519)
Balance at end of year	(6,757)	(5,480)	(4,303)
Common Stock Outstanding	19,456	20,281	20,860
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the consolidated statement of operations. As of December 31, 2025 and 2024, we had contracts totaling 3.8 million and 3.5 million gallons, respectively.
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
See the consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income for each of the three years ended December 31, 2025.
The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

	December 31, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$31.4	$0.0	$0.0	$0.1	$31.5
Accrued liabilities	0.0	(0.4)	0.0	(2.2)	(2.6)
Other long-term liabilities	0.0	0.0	0.0	(1.1)	(1.1)
Net asset (liability) on balance sheet	$31.4	$(0.4)	$0.0	$(3.2)	$27.8
Accumulated other comprehensive gain (loss), net of tax	$2.5	$0.0	$0.0	$(2.4)	$0.1

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

	December 31, 2024
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$0.3	$0.0	$0.0	$1.2	$1.5
Other assets	0.0	0.0	0.0	1.0	1.0
Accrued liabilities	(7.6)	(0.5)	(0.9)	(0.5)	(9.5)
Other long-term liabilities	(1.6)	0.0	0.0	(1.3)	(2.9)
Net (liability) asset on balance sheet	$(8.9)	$(0.5)	$(0.9)	$0.4	$(9.9)
Accumulated other comprehensive loss, net of tax	$(2.0)	$0.0	$0.0	$(0.3)	$(2.3)
We estimate that unrealized gains, net of tax, for commodity price hedging of $2.1 million and unrealized losses, net of tax, for interest rate swaps of $1.6 million, respectively, will be reclassified from accumulated other comprehensive income into earnings over the next twelve months.
During the third quarter of 2025, our quarterly effectiveness assessment identified that our hedging contracts had fallen outside the required effectiveness thresholds to continue cash flow hedge accounting. This was caused by the increased and cumulative volatility in the market prices for copper during the first half of 2025. Accordingly, we prospectively discontinued cash flow hedge accounting in the third quarter of 2025. At the time we discontinued cash flow hedge accounting, accumulated other comprehensive income contained a pre-tax gain of $5.8 million ($4.4 million net of taxes). This amount will be released to income as the underlying hedge contracts mature through December 2026. As a result of discontinuing cash flow hedge accounting, a net cumulative pre-tax unrealized gain of $15.0 million was recorded in earnings during the year ended December 31, 2025. Subsequent changes in the fair value of these copper swap contracts will continue to be recognized immediately in earnings until such swap contracts settle or mature.
The unrealized gain (loss) from our hedging contracts is as follows:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Copper swap contracts	$19.1	$(7.7)	$0.9
Heating oil contracts	0.1	(0.2)	0.0
Foreign currency forward contracts	0.3	(0.2)	0.0
Copper Swap Contracts
We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value - Asset (Liability)
	December 31,		December 31,
	2025	2024	2025	2024
(Amounts in millions)
Cash flow hedges	0.0	20.7	$0.0	$(2.7)
Not designated as hedges	25.6	26.7	31.4	(6.2)
Total	25.6	47.4	$31.4	$(8.9)
Foreign Currency Forward Contracts
The net currency units outstanding for contracts were:

	December 31,
	2025	2024
(In millions)
British Pound Sterling	GBP 0.3	GBP 0.5
United States Dollars	USD 9.2	USD 18.5

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
6. Fair Value Measurements
The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and other assets	$1.3	$1.3	$1.4	$1.4
Liabilities - Debt (including current portion)	$933.6	$928.3	$949.1	$939.5
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
See Note 5 – Derivative Financial Instruments, for the fair value of our derivative financial instruments.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions, except share amounts, in thousands, and per share amounts)
Net income attributable to Koppers	$56.0	$52.4	$89.2
Weighted average common shares outstanding:
Basic	19,855	20,659	20,835
Effect of dilutive securities	550	632	704
Diluted	20,405	21,291	21,539
Earnings per common share:
Basic	$2.82	$2.54	$4.28
Diluted	2.74	2.46	4.14
Antidilutive securities excluded from computation of diluted earnings per common share	467	108	315
On February 11, 2026, the board of directors declared a quarterly dividend of $0.09 per common share, payable on March 23, 2026 to shareholders of record as of March 6, 2026.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
For grants to most employees prior to 2023 and after 2024, the restricted stock units vest in four equal annual installments. In 2023 and 2024, most grants of restricted stock units vest in three years. Restricted stock units that have one-year vesting periods are also issued under the LTIP to members of the board of directors in connection with annual director compensation and, from time to time, are issued to employees with vesting periods of typically two years or less.
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
We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below:

	January 2025	January 2024	January 2023
Grant date price per share of stock performance award	$31.72	$46.68	$29.01
Expected volatility	38.02%	38.14%	66.30%
Risk-free interest rate	4.32%	4.14%	4.11%
Look-back period in years	3.00	3.00	3.00
Fair value cap per share	$65.00	N/A	N/A
Grant date fair value per share	$34.54	$59.41	$39.51
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
The following table shows a summary of the performance stock units as of December 31, 2025:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Market Condition Units:
2023 – 2025	119,519	119,519	119,519
2024 – 2026	0	38,500	77,000
2025 – 2027	0	224,439	448,878
Performance Condition Units:
2023 – 2025	210,405	210,405	210,405
2024 – 2026	0	122,864	245,728
2025 – 2027	0	112,859	225,718
The minimum, target and maximum shares above reflect the impact from completed performance periods. Performance stock units with a market condition granted in January 2023 for the 2023 - 2025 performance period vested in January 2026 at 150.0 percent of the original target share amount plus dividend equivalent units. Performance stock units with a performance condition granted in January 2023 for the 2023 – 2025 performance period vested in January 2026 at 116.1 percent of the original target share amount plus dividend equivalent units.
The above awards include 137,226 target shares for performance stock units with a market condition and 31,167 restricted stock units that were issued in lieu of a portion of the cash incentive award that could be earned during 2025 for certain participants. These stock units vest over a three-year period. Combined with other changes to the cash incentive award program, including the change in which certain participants had a portion of their annual award converted into a three-year stock unit award to promote retention, we expect to save approximately $5 million in expenses for 2025 with such amount being recognized over the subsequent two years.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
The following table shows a summary of the status and activity of non-vested stock awards:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	432,040	624,388	1,056,428	$39.16
Granted	347,990	335,563	683,553	$32.26
Credited from dividends	5,169	8,360	13,529	$36.09
Performance share adjustment	0	(62,241)	(62,241)	$41.99
Vested	(242,618)	(159,087)	(401,705)	$39.57
Forfeited	(12,344)	(12,752)	(25,096)	$34.57
Non-vested at December 31, 2025	530,237	734,231	1,264,468	$35.22
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
The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	531,532	$28.49
Exercised	(16,599)	$17.91
Expired	(7,803)	$42.75
Outstanding at December 31, 2025	507,130	$28.62	3.45	$1.4
Exercisable at December 31, 2025	484,091	$28.45	3.33	$1.4
Stock Compensation Expense
The following table presents total stock-based compensation expense recognized under our LTIP and employee stock purchase plan in the consolidated statement of operations:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Selling, general and administrative expenses	$13.8	$20.8	$17.3
Less related income tax benefit	4.3	6.2	4.8
Decrease in net income attributable to Koppers	$9.5	$14.6	$12.5
Intrinsic value of exercised stock options	$0.2	$4.5	$6.4
Cash received from the exercise of stock options	$0.2	$3.9	$8.8
As of December 31, 2025, total future compensation expense related to non-vested stock-based compensation arrangements totaled $14.5 million and the weighted-average period over which this expense is expected to be recognized is approximately 24.9 months.
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
Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or non-recurring items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
market commodity hedging, acquisition-related charges, amortization of cloud-based software implementation costs and other unusual items.
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
Segment Revenues for Significant Product Lines

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$551.5	$564.3	$540.9
Utility poles	304.6	289.4	266.1
Railroad infrastructure products and services	70.7	89.0	90.9
Total Railroad and Utility Products and Services	$926.8	$942.7	$897.9
Performance Chemicals:
Wood preservative and other products	$543.8	$651.6	$671.6
Carbon Materials and Chemicals:
Pitch and related products	$299.6	$294.8	$394.4
Phthalic anhydride, naphthalene and other chemicals	51.6	122.8	112.0
Carbon black feedstock and distillates	57.5	80.2	78.3
Total Carbon Materials and Chemicals	$408.7	$497.8	$584.7
Total	$1,879.3	$2,092.1	$2,154.2

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Segment Expenses

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$749.6	$800.1	$753.9
Performance Chemicals	356.2	454.8	485.0
Carbon Materials and Chemicals	325.7	414.6	490.8
Total	$1,431.5	$1,669.5	$1,729.7
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$65.2	$75.4	$62.9
Performance Chemicals	60.2	65.2	65.7
Carbon Materials and Chemicals	29.5	38.7	45.5
Total	$154.9	$179.3	$174.1
Other expense (income) to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$3.9	$(15.1)	$(2.9)
Performance Chemicals	24.7	(11.1)	(2.2)
Carbon Materials and Chemicals	7.6	7.9	(0.9)
Total	$36.2	$(18.3)	$(6.0)
Adjusted EBITDA:
Railroad and Utility Products and Services	$108.1	$82.3	$84.0
Performance Chemicals	102.7	142.7	123.1
Carbon Materials and Chemicals	45.9	36.6	49.3
Total	$256.7	$261.6	$256.4
(1)Other expense (income) amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, mark-to-market commodity hedging and LIFO inventory effects.
Segment Adjusted EBITDA

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$108.1	$82.3	$84.0
Performance Chemicals	102.7	142.7	123.1
Carbon Materials and Chemicals	45.9	36.6	49.3
Items excluded from the determination of segment profit:
LIFO benefit (expense)(1)	11.0	(6.1)	(6.0)
Impairment, restructuring and plant closure costs(2)	(51.9)	(17.3)	(0.1)
Gain (loss) on sale of assets	0.4	(10.7)	1.8
Mark-to-market commodity hedging gains (losses)	34.2	(7.9)	0.5
Acquisition inventory step-up amortization	0.0	(2.3)	0.0
Amortization of cloud-based software implementation costs	(1.2)	(0.3)	0.0
Pension settlement and expense	(28.3)	(4.0)	0.0
Interest expense	(66.1)	(76.2)	(71.0)
Depreciation and amortization	(73.6)	(67.5)	(57.0)
Income tax expense	(25.2)	(20.7)	(34.8)
Net income	$56.0	$48.6	$89.8
(1)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
(2)See Note 3 - Acquisitions and Restructuring.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Other Segment Disclosures

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$31.3	$31.7	$28.9
Carbon Materials and Chemicals	90.7	93.7	87.4
Total	$122.0	$125.4	$116.3
Depreciation and amortization expense:
Railroad and Utility Products and Services	$33.5	$32.1	$24.6
Performance Chemicals	16.1	15.1	13.9
Carbon Materials and Chemicals	24.0	20.3	18.5
Total	$73.6	$67.5	$57.0
Capital expenditures:
Railroad and Utility Products and Services	$19.2	$32.1	$49.8
Performance Chemicals	15.2	15.2	15.1
Carbon Materials and Chemicals	18.9	27.5	50.7
Corporate	1.7	2.6	4.9
Total	$55.0	$77.4	$120.5
Segment Assets

	December 31,
	2025	2024
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$827.5	$839.2
Performance Chemicals	536.6	499.7
Carbon Materials and Chemicals	486.7	506.3
Corporate	36.0	45.0
Total	$1,886.8	$1,890.2
Goodwill:
Railroad and Utility Products and Services	$156.4	$145.6
Performance Chemicals	173.0	171.5
Total	$329.4	$317.1

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Revenues and Long-lived Assets by Geographic Area

	2025	2024	2023
(Dollars in millions)
United States
Revenue	$1,280.9	$1,475.6	$1,468.1
Long-lived assets	1,016.7	1,021.2	942.3
Australasia
Revenue	249.0	247.0	265.0
Long-lived assets	77.8	76.3	75.6
Europe
Revenue	171.5	181.6	213.3
Long-lived assets	100.8	88.8	91.0
Other countries
Revenue	177.9	187.9	207.8
Long-lived assets	15.8	14.9	17.2
Total
Revenue	$1,879.3	$2,092.1	$2,154.2
Long-lived assets	$1,211.1	$1,201.2	$1,126.1

Revenue from non-US countries	$598.4	$616.5	$686.1
Revenues by geographic area in the above table are attributed by the destination country of the sale.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
10. Income Taxes
Income Tax Provision
Components of our income tax provision are as follows:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Income before income taxes:
US	$22.0	$21.2	$47.8
Foreign	59.2	48.1	76.8
Total income before income taxes	$81.2	$69.3	$124.6
Current:
US Federal	$1.1	$1.9	$7.3
US State and Local	0.2	0.6	1.7
Foreign	12.6	15.4	20.1
Total current tax provision	$13.9	$17.9	$29.1
Deferred:
US Federal	$5.5	$1.8	$3.1
US State and Local	2.0	0.2	0.6
Foreign	3.8	0.8	2.0
Total deferred tax provision	$11.3	$2.8	$5.7
Total income tax provision:
US Federal	$6.6	$3.7	$10.4
US State and Local	2.2	0.8	2.3
Foreign	16.4	16.2	22.1
Total income tax provision	$25.2	$20.7	$34.8
Components of our cash paid for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Domestic:
US Federal	$(4.6)	$7.9	$3.2
US State and Local	0.8	1.3	1.4
Total domestic	$(3.8)	$9.2	$4.6
Foreign:
Australia	$9.3	$9.7	$15.9
Netherlands(1)	0.0	2.2	8.0
Canada(1)	1.6	1.9	0.0
Brazil	0.8	1.9	2.4
Chile(1)	0.9	0.0	0.0
Other	0.6	2.7	3.4
Total foreign	$13.2	$18.4	$29.7
Total cash paid for income taxes	$9.4	$27.6	$34.3
(1)The amount of income taxes paid during certain years does not meet the five percent disaggregation threshold; therefore, the amount is not disclosed.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
The provision for income taxes is reconciled with the federal statutory income tax rate as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)
Domestic federal income tax	$17.1	21.0%	$14.6	21.0%	$26.2	21.0%
Tax credits	(0.6)	(0.7)	(0.6)	(0.9)	(0.2)	(0.2)
Nontaxable and nondeductible items:
Section 162(m) adjustment	1.1	1.4	1.6	2.3	1.6	1.3
Excess tax benefits on stock-based payments	0.3	0.4	(1.1)	(1.6)	(0.6)	(0.5)
Other	0.4	0.5	0.6	0.9	0.6	0.5
Cross-border tax laws
Global intangible low-taxed income	1.2	1.5	(0.1)	(0.2)	(1.4)	(1.1)
Other	0.0	0.0	(0.2)	(0.3)	(0.2)	(0.2)
Other	(0.4)	(0.5)	(0.1)	(0.1)	0.6	0.5
State and local, net of federal	1.7	2.1	0.7	1.0	1.7	1.4
Foreign tax effects
Australia statutory income tax rate difference	2.7	3.3	2.6	3.8	4.5	3.6
Australia other	0.2	0.2	0.0	0.0	(0.1)	(0.1)
Netherlands fiscal unity	0.2	0.2	0.8	1.2	0.2	0.2
China change in valuation allowance	0.0	0.0	2.6	3.8	0.0	0.0
China other	0.0	0.0	(0.4)	(0.6)	(0.1)	(0.1)
New Zealand deferred tax liability adjustment	0.0	0.0	(1.0)	(1.4)	0.0	0.0
New Zealand other	0.0	0.0	(0.2)	(0.3)	0.0	0.0
Other foreign jurisdictions	1.3	1.6	1.6	2.3	1.7	1.4
Change in unrecognized tax benefits	0.0	0.0	(0.7)	(1.0)	0.3	0.2
Annual effective income tax	$25.2	31.0%	$20.7	29.9%	$34.8	27.9%
In 2025, state and local income taxes in Georgia, Illinois, Kentucky, North Carolina, Virginia and Texas comprise the majority of the domestic state and local income taxes, net of federal effect. In 2024, state and local income taxes in South Carolina and Texas comprise the majority of the domestic state and local income taxes, net of federal effect. In 2023, state and local income taxes in Georgia, Pennsylvania, South Carolina and Texas comprise the majority of the domestic state and local income taxes, net of federal effect.
On July 4, 2025, H.R. 1, the U.S. budget reconciliation bill, was signed into law. We have analyzed the various components of the bill and incorporated the effects into our US tax provision. We have determined that the financial statement impact of the budget reconciliation bill is not material and the effect on our effective income tax rate is not material. The primary impact of the budget reconciliation bill is an increase of our current year interest expense deduction under Section 163(j).
Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We have analyzed our tax profile by jurisdiction and have determined that we are not subject to top up taxes in 2025.
Taxes Excluded from Net Income Attributable to Koppers
The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates primarily to adjustments to copper and interest rate swap contracts of $(1.1) million, $0.5 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The amount of deferred income tax benefit (expense) included in comprehensive income but excluded from net income attributable to Koppers relates to adjustments to reflect the unfunded status of employee post-retirement benefit plans of $(7.8) million, $(0.3) million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
(Dollars in millions)
Deferred tax assets:
Federal and state tax loss carryforwards, expiring in 2026 to 2045	$27.7	$20.8
Interest disallowance	14.3	15.4
Tax credits	12.1	17.3
Foreign tax loss carryforwards	11.3	8.1
Reserves, including insurance and environmental	9.3	11.8
Inventory	8.0	8.6
Asset retirement obligations	6.7	4.8
Accrued employee compensation	5.7	8.2
Pension and other post-retirement benefits obligations	3.6	3.9
Other	10.1	11.3
Valuation allowance	(42.0)	(46.6)
Total deferred tax assets	66.8	63.6
Deferred tax liabilities:
Tax over book depreciation and amortization	97.0	83.1
Gain (loss) on derivative contracts	6.5	(2.0)
Total deferred tax liabilities	103.5	81.1
Net deferred tax liabilities	$(36.7)	$(17.5)
As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and the one-time mandatory transition tax, all previously unremitted earnings for which a U.S. deferred tax liability had not been accrued have now been subject to U.S. tax. As of December 31, 2025, there was approximately $591 million of such unremitted earnings. Substantially all unremitted earnings will remain indefinitely invested in our foreign subsidiaries for the foreseeable future unless we can remit any earnings as a dividend in a tax-free manner. In the event any earnings are remitted as a dividend with a tax cost due to currency gains or losses, state taxes, or foreign withholding taxes, we estimate that we will not incur significant additional taxes on those potential remittances.
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
Valuation allowances are recorded to offset the following deferred tax assets:

	December 31,
	2025	2024
(Dollars in millions)
State temporary differences, net operating losses and tax credits	$20.4	$20.4
Federal foreign tax credits	10.8	15.8
Foreign temporary differences, net operating losses and capital losses	10.8	10.4
Total valuation allowances	$42.0	$46.6

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2025	2024	2023
(Dollars in millions)
Balance at beginning of year	$1.0	$1.5	$1.4
Additions based on tax provisions related to the current year	0.3	0.2	0.3
Reductions resulting from a lapse in the statute of limitations	(0.2)	(0.7)	(0.2)
Balance at end of year	$1.1	$1.0	$1.5
As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.1 million and $1.0 million, respectively. We do not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.
We recognize interest expense and any related penalties from unrecognized tax benefits in income tax expense. For the year ended December 31, 2025, we recognized less than $0.1 million in interest and penalties. As of December 31, 2025 and 2024, we had accrued interest and penalties of approximately $0.2 million for each year.
Koppers Holdings and its subsidiaries file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2020.
11. Inventories

	December 31,
	2025	2024
(Dollars in millions)
Raw materials	$351.6	$353.5
Work in process	17.3	14.0
Finished goods	147.0	152.8
Total	515.9	520.3
Less revaluation to LIFO	104.7	115.7
Inventories, net	$411.2	$404.6
12. Property, Plant and Equipment

	December 31,
	2025	2024
(Dollars in millions)
Land	$16.3	$17.3
Buildings	122.6	112.5
Machinery and equipment	977.4	1,025.4
Total	1,116.3	1,155.2
Less accumulated depreciation	465.4	494.4
Property, plant and equipment, net	$650.9	$660.8
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $57.6 million, $51.7 million and $42.5 million, respectively. In addition, we recognized accelerated depreciation expense of $19.7 million and $4.4 million in restructuring charges in the consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively. See Note 3 – Acquisitions and Restructuring.
Impairments – We did not incur impairment charges in 2025, 2024 and 2023.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
We perform an assessment of goodwill at the reporting unit level. We have three reporting units for purposes of goodwill evaluation. These units consist of our PC operating segment, our Railroad Products and Services reporting unit and our Utility Products reporting unit. Railroad Products and Services and Utility Products are one level below our RUPS operating segment. The Railroad Products and Services reporting unit primarily serves the rail industry in North America, and the Utility Products reporting unit serves the utility industries in the United States and Australia. For each of the three years ended December 31, 2025, we determined that the estimated fair values exceeded the carrying values of all the reporting units, and accordingly, goodwill was not impaired.
The change in the carrying amount of goodwill attributable to each reporting unit was as follows:

	Performance Chemicals	Railroad Products and Services	Utility Products	Total
(Dollars in millions)
Balance at December 31, 2023	$173.8	$41.0	$79.6	$294.4
Acquisitions	0.0	0.0	25.3	25.3
Currency translation	(2.3)	(0.1)	(0.2)	(2.6)
Balance at December 31, 2024	$171.5	$40.9	$104.7	$317.1
Acquisitions	0.0	0.0	11.7	11.7
Divestitures	0.0	(1.2)	0.0	(1.2)
Currency translation	1.5	0.0	0.3	1.8
Balance at December 31, 2025	$173.0	$39.7	$116.7	$329.4
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
Our intangible assets are summarized below:

			December 31,
		Weighted average remaining life in years	2025			2024
	Estimated life in years		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in millions)
Customer contracts	9 to 18	8.5	$246.0	$142.3	$103.7	$255.0	$138.6	$116.4
Technology	4 to 12	0.6	26.3	26.2	0.1	26.3	26.1	0.2
Trademarks	4 to 18	8.2	9.9	7.0	2.9	9.2	6.8	2.4
Supply contracts	10	0	2.5	2.5	0.0	2.2	2.2	0.0
Non-compete agreements	12	0	1.6	1.6	0.0	1.6	1.6	0.0
Total		8.3	$286.3	$179.6	$106.7	$294.3	$175.3	$119.0

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
In 2025, the gross carrying value of intangible assets decreased by a net $8.0 million, due primarily to the KRS divestiture, partly offset by the Greenhill acquisition, both described in Note 3 and foreign exchange translation. Total amortization expense related to these intangible assets was $16.0 million, $15.8 million and $14.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated amortization expense for the next five years is summarized below:

Estimated annual amortization
(Dollars in millions)
2026	$14.6
2027	14.3
2028	13.5
2029	13.3
2030	13.2
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
The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account. We also provide retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees. For salaried employees, the retiree medical and retiree insurance plans have been closed to new participants. Expense related to defined contribution plans totaled $8.8 million, $9.4 million and $9.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table provides the components of net periodic pension costs:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
(Dollars in millions)
Service cost	$1.9	$1.9	$1.6	$0.0	$0.0	$0.0
Interest cost	3.0	7.7	8.2	0.3	0.3	0.3
Expected return on plan assets	(2.2)	(6.0)	(7.0)	0.0	0.0	0.0
Amortization of net loss (gain)	1.1	2.0	2.2	(0.4)	(0.4)	(0.6)
Settlement	27.1	4.0	0.0	0.0	0.0	0.0
Net periodic benefit cost	$30.9	$9.6	$5.0	$(0.1)	$(0.1)	$(0.3)

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
The following table presents the change in the funded status of the pension and post-retirement plans:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$135.6	$154.3	$5.7	$6.2
Service cost	1.9	1.9	0.0	0.0
Interest cost	3.0	7.7	0.3	0.3
Actuarial (gains) losses	(5.4)	(5.1)	0.7	(0.1)
Settlement	(84.5)	(12.0)	0.0	0.0
Expenses paid	(0.9)	0.0	0.0	0.0
Currency translation	2.2	(0.5)	0.0	0.0
Benefits paid	(5.7)	(10.7)	(1.1)	(0.7)
Benefit obligation at end of year	46.2	135.6	5.6	5.7
Change in plan assets:
Fair value of plan assets at beginning of year	108.4	128.1	0.0	0.0
Actual return on plan assets	1.8	(5.1)	0.0	0.0
Employer contribution	15.1	8.7	1.1	0.7
Settlement	(84.5)	(12.0)	0.0	0.0
Currency translation	2.2	(0.6)	0.0	0.0
Benefits paid	(5.7)	(10.7)	(1.1)	(0.7)
Fair value of plan assets at end of year	37.3	108.4	0.0	0.0
Funded status of the plan	$(8.9)	$(27.2)	$(5.6)	$(5.7)
In 2025, the net actuarial gain of $5.4 million is due principally to the impact from the pension settlement. The actual return on plan assets was positive in 2025 primarily due to revaluation increases of $1.7 million in the bulk annuity insurance policies related to our defined benefit pension plans in the United States and the United Kingdom. As of December 31, 2025, the fair value of the bulk annuity insurance policies of $34.5 million is based on the calculated pension benefit obligation and is classified as Level 3 within the fair value hierarchy. As the calculated pension benefit obligation increased due to a decrease in the discount rate, there was a commensurate increase in the value of the bulk annuity insurance policy.
During 2024, we initiated a plan to terminate our United States qualified pension plan. As a first step, we offered a lump-sum buyout to active and deferred vested participants and approximately 275 participants received lump-sum payments. This reduced the pension liability by $12.0 million and resulted in the recognition of a pension settlement loss of $4.0 million, before tax, in the fourth quarter of 2024. In 2025, we completed the irrevocable transfer of $84.5 million of pension liabilities and an equal amount of pension assets to an insurance company. In order to achieve this transfer, additional cash funding of approximately $12 million was required. In 2025, we recorded a settlement loss of approximately $27.1 million, before tax.
In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. This pension plan has a benefit obligation of $30.0 million and plan assets of $29.4 million as of December 31, 2025. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled, the timing of which is uncertain. The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others (the "Virgin Media Case") related to certain amendments to UK pension plans. The UK government has introduced legislation to address industry wide issued resulting from the Virgin Media Case. Such legislation, if adopted, will enable us to proceed with the conversion to a buy-out policy.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Plan Data

	Year Ended December 31,
	Pension Benefits
	2025	2024
(Dollars in millions)
Current liabilities (included in accrued liabilities on the balance sheet)	$0.9	$17.9
Pension plans with projected benefit obligations in excess of plan assets:
Benefit obligation	$38.8	$133.8
Fair value of plan assets	29.4	106.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$38.7	$133.5
Fair value of plan assets	29.4	106.2
The measurement date for all pension and post-retirement assets and obligations is December 31 for each respective year. The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2025 and 2024 was $46.0 million and $135.3 million, respectively.
Expected Contributions for the 2026 Fiscal Year
Our expected contributions for 2026 are estimated to be $0.9 million for pension plans and $0.6 million for other benefit plans.
Projected Benefit Payments
Benefit payments for pension benefits, which are primarily funded by the pension plan assets, and other benefits, which are funded by general corporate assets, are expected to be paid as follows:

	Pension Benefits	Other Benefits
(Dollars in millions)
2026	$3.2	$0.4
2027	3.2	0.4
2028	3.6	0.5
2029	3.3	0.5
2030	3.4	0.5
Next five years	19.8	2.2
Weighted-Average Assumptions

	December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Discount rate	5.47%	5.51%	5.43%	5.77%
Expected return on plan assets	5.33	4.92
Rate of compensation increase	3.00	3.00
Initial medical trend rate			6.90	7.10
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Investment Strategy
The weighted average asset allocation for our pension plans by asset category is as follows:

	December 31,
	2025	2024
Debt securities	4%	69%
Equity securities	2	1
Other	94	30
Total	100%	100%
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
All assets are invested in pooled or commingled investment vehicles with the exception of the insurance annuity contracts. Our interest in these investment vehicles is expressed as a unit of account with a value per unit that is the result of the accumulated values of the underlying investments. Equity securities held within these investment vehicles are typically priced on a daily basis using the closing market price from the exchange through which the security is traded. Debt securities held within these investment vehicles are typically priced on a daily basis by independent pricing services. Certain investments are valued using the net asset value (NAV) practical expedient and have not been categorized in the fair value hierarchy but are included to reconcile the fair value hierarchy to the total fair value of plan assets.
As of December 31, 2025, we had three categories of pension plan assets within the fair value hierarchy: $2.5 million measured at NAV, $34.5 million held in insurance annuity contracts (Level 3 - significant unobservable inputs) and $0.3 million held in cash and cash equivalents (Level 2 - significant observable inputs).
As of December 31, 2024, we had three categories of pension plan assets within the fair value hierarchy: $76.4 million measured at NAV, $28.3 million held in an insurance annuity contract (Level 3 - significant unobservable inputs) and $3.7 million held in cash and cash equivalents (Level 2 - significant observable inputs).
Incentive Plan
We have short-term management incentive plans that pay cash bonuses if certain company performance goals are met. Expenses incurred for these plans were $6.6 million in 2025, $13.7 million in 2024 and $17.4 million in 2023.
15. Debt

	Weighted Average Interest Rate	Maturity	December 31,
			2025	2024
(Dollars in millions)
Credit Facility	5.65%	2030	$448.0	$455.8
Term Loan B	6.22%	2030	480.3	483.7
Total debt			928.3	939.5
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			9.1	8.7
Long-term debt			$914.3	$925.9
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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
As of December 31, 2025, we had $344.8 million of unused revolving credit availability for working capital purposes after restrictions from certain letter of credit commitments and other covenants. As of December 31, 2025, $7.2 million of commitments were utilized by outstanding letters of credit. For the three years ended December 31, 2025, we incurred commitment fees between 20 and 22 basis points on the undrawn portion of our credit facility to maintain credit availability.
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
Debt Maturities
At December 31, 2025, the aggregate debt maturities for the next five years are as follows:

(Dollars in millions)
2026	$4.9
2027	4.9
2028	4.9
2029	4.9
2030	916.7
Total principal debt	936.3
Less unamortized discount	8.0
Total debt	$928.3
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
The following table presents operating lease costs, variable lease costs and supplemental cash flow information:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Operating lease costs	$35.6	$31.2	$28.7
Variable lease costs	3.3	3.7	4.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$35.3	$31.0	$39.5
The following table presents information about the amount and timing of cash flows arising from our operating leases as of December 31, 2025:

(Dollars in millions)
2026	$32.9
2027	28.9
2028	20.3
2029	12.5
2030	7.0
Thereafter	24.4
Total lease payments	126.0
Less interest	22.7
Present value of lease liabilities	$103.3
Supplemental information related to leases is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term, in years	5.7	4.2
Weighted average discount rate	6.7%	6.8%
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
Additionally, Koppers Inc. is involved in two separate matters involving natural resource damages at the Portland Harbor site. One matter involves claims by the trustees to recover damages based upon an assessment of damages to natural resources caused by the releases of hazardous substances to the Willamette River. The assessment serves as the foundation to estimate liabilities for settlements of natural resource damages claims or litigation to recover from those who do not settle with the trustee groups. Koppers Inc. has agreed to resolve its natural resource damage liabilities for the assessment area pursuant to a consent decree lodged with the United States District Court for the District of Oregon in November 2023. The consent decree was approved by the District Court in October 2025, and one party has appealed that decision to the United States Court of Appeals for the Ninth Circuit. A second matter involves a lawsuit filed in January 2017 by the Yakama Nation in the United States District Court for the District of Oregon. Yakama Nation seeks recovery for response costs and the costs of assessing injury to natural resources to waterways beyond the current assessment area. Following the most recent court rulings, the Yakama Nation case has been stayed pending completion of the private allocation process for the Portland Harbor CERCLA site.
In September 2009, Koppers Inc. received a general notice letter from the EPA notifying it that it may be a PRP at the Newark Bay CERCLA site. Koppers Inc. operated a wood treating facility near the site in Newark, New Jersey. In January 2010, Koppers Inc. submitted a response to the general notice letter asserting that Koppers Inc. is a de minimis party at this site.
We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.9 million as of December 31, 2025. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.
There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of December 31, 2025, our estimated environmental remediation liability for these acquired sites totals $3.6 million.
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
Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of December 31, 2025, our estimated environmental remediation liability for the acquired site totals $1.2 million.
Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of December 31, 2025 and 2024, $1.8 million and $2.3 million, respectively, were classified as current liabilities.

	December 31,
	2025	2024
(Dollars in millions)
Balance at beginning of year	$10.3	$10.6
Expense	0.5	0.3
Cash expenditures	(0.4)	(0.4)
Revision of reserves	(0.3)	0.0
Currency translation	0.1	(0.2)
Balance at end of year	$10.2	$10.3
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
ITEM 9A. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report.
(b)Changes in Internal Control Over Financial Reporting
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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-X).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K with respect to directors is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (the Proxy Statement) which we will file with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year under the caption Proxy Item 1 – Proposal for Election of Directors and is incorporated herein by reference.
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

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is contained in the Proxy Statement under the caption Common Stock Ownership and is incorporated herein by reference.
The following table provides information as of December 31, 2025, regarding the number of shares of our common stock that may be issued under our LTIP and employee stock purchase plan:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	1,771,598	$28.62	1,177,972
Equity compensation plans not approved by security holders	0	0.00	0
Total	1,771,598	$28.62	1,177,972
(1)Includes shares of our common stock that may be issued pursuant to outstanding options, time-based restricted stock units (RSUs) and performance-based RSUs awarded under our LTIP.
(2)Does not reflect time-based RSUs and performance-based RSUs included in the first column, which do not have an exercise price.
(3)There were no outstanding purchase rights under the employee stock purchase plan as of December 31, 2025. A total of 74,841 shares were available for issuance under the employee stock purchase plan as of December 31, 2025.
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
(a) 1.Financial Statements
Financial statements filed as part of this report are included in Item 8 – Financial Statements and Supplementary Data as listed on the index on page 37.
(a) 2.Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts and Reserves is included on page 79. All other schedules are omitted, because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.
(a) 3.Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on August 3, 2023	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023 (Commission File No. 001-32737).
3.2	Third Amended and Restated Bylaws of the Company, as amended on May 2, 2024	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024 (Commission File No. 001-32737).

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994. (P)
10.3*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)
10.4*	Koppers Industries, Inc. Survivor Benefit Plan	Respective exhibits to the Koppers Inc. Prospectus filed on February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1 / 2 % Senior Notes due 2004. (P)
10.5	Amendment and Restatement to Article VII of the Asset Purchase Agreement by and between Koppers Inc. and Beazer East, Inc., dated July 15, 2004	Exhibit 10.33 to the Koppers Inc. Quarterly Report on Form 10-Q filed on August 6, 2004 (Commission File No. 001-12716).
10.6	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.)	Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 14, 2005 (Registration No. 333-122810).
10.7*	Koppers Holdings Inc. 2005 Long Term Incentive Plan, as Amended and Restated effective March 24, 2016	Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on April 5, 2016 (Commission File No. 001-32737).
10.8*	Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007 (Commission File No. 001-32737).
10.9*	Amendment to Koppers Holdings Inc. Benefit Restoration Plan effective as of January 1, 2009	Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009 (Commission File No. 001-32737).
10.10*	Notice of Grant of Stock Option	Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 25, 2013 (Commission File No. 001-32737).
10.11*	Koppers Annual Incentive Plan, as amended January 25, 2016	Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 (Commission File No. 001-32737).
10.12*	Notice of Grant of Stock Option	Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (Commission File No. 001-32737).
10.13*	Koppers Holdings Inc. 2018 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018 (Commission File No. 001-32737).
10.14*	Form of Notice of Grant of Stock Option	Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018 (Commission File No. 001-32737).
10.15*	Form of Notice of Grant of Stock Option	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (Commission File No. 001-32737).
10.16*	Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (Commission File No. 001-32737).

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.17*	Form of Notice of Grant of Stock Option	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.18*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (Commission File No. 001-32737).
10.19*	First Amendment to the Koppers Holdings Inc. 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.20*	Amended and Restated Koppers Holdings Inc. Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021 (Commission File No. 001-32737).
10.21*	Form of Change in Control Agreement entered into as of March 1, 2021 between Koppers Holdings Inc. and the named Executive	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (Commission File No. 001-32737).
10.22*	Koppers Holdings Inc. Director Deferred Compensation Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (Commission File No. 001-32737).
10.23*	Form of Notice of Grant of Stock Option	Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (Commission File No. 001-32737).
10.24
Credit Agreement, dated as of June 17, 2022, by and among Koppers Inc., as Borrower, Koppers Holdings Inc., as Holdings, the Lenders and L/C Issuers party thereto, PNC Bank, National Association, as Revolving Administrative Agent, Collateral Agent and Swingline Loan Lender, and Wells Fargo Bank, National Association, as Term Administrative Agent
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2022 (Commission File No. 001-32737).
10.25*	Koppers Holdings Inc. Director Deferred Compensation Plan, as amended and restated effective August 3, 2022	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2022 (Commission File No. 001-32737).
10.26
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
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2023 (Commission File No. 001-32737).
10.27*	Amendment to the Koppers Holdings Inc. Benefit Restoration Plan, effective as of May 1, 2023	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).
10.28*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023 (Commission File No. 001-32737).

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.29
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
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2023 (Commission File No. 001-32737).
10.30*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.31*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.32*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
10.33
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
10.34
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
10.35
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
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2024 (Commission File No. 001-32737).
10.36*	Form of Restricted Stock Unit Issuance Agreement - Time Vesting	Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.37*	Form of Restricted Stock Unit Issuance Agreement - EBITDA Performance Vesting	Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
10.38*	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting	Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.39*	Form of Restricted Stock Unit Issuance Agreement - Rollover - Time Vesting	Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.40*	Form of Restricted Stock Unit Issuance Agreement - Rollover - TSR Performance Vesting	Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.41*	Letter Agreement with Stephen G. Lucas	Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (Commission File No. 001-32737).
10.42*	Koppers Holdings Inc. Amended and Restated 2020 Long Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2025 (Commission File No. 001-32737).
10.43*	Koppers Inc. Annual Incentive Plan, as amended and restated effective February 12, 2025	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2025 (Commission File No. 001-32737).
10.44
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
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2025 (Commission File No. 001-32737).
10.45* ***	Form of Restricted Stock Unit Issuance Agreement - Time Vesting
10.46* ***	Form of Restricted Stock Unit Issuance Agreement - Financial Performance Vesting
10.47* ***	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting
10.48* ***	Form of Restricted Stock Unit Issuance Agreement - Time Vesting - CEO Award
10.49* ***	Form of Restricted Stock Unit Issuance Agreement - Financial Performance Vesting - CEO Award
10.50* ***	Form of Restricted Stock Unit Issuance Agreement - TSR Performance Vesting - CEO Award
10.51* ***	Form of Restricted Stock Unit Issuance Agreement - Non-Employee Director - Time Vesting
19***	Insider Trading and Securities Compliance Policy
21***	Subsidiaries of the Company.
23.1***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report

Exhibit No.	Exhibit	Incorporation by Reference
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.
97	Koppers Holdings Inc. Incentive-Based Compensation Recovery Policy	Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-32737).
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management Contract or Compensatory Plan.
***    Filed herewith.
(P)    Paper exhibits
ITEM 16. FORM 10-K SUMMARY
None.
KOPPERS HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2025, 2024 and 2023:

	Balance at Beginning of Year	Increase to Expense	Net Write-offs	Currency Translation	Balance at End of Year
(Dollars in millions)
2025:
Allowance for doubtful accounts	$6.9	$0.7	$(0.5)	$(0.1)	$7.0
Deferred tax valuation allowance	$46.6	$0.3	$(5.0)	$0.1	$42.0
2024:
Allowance for doubtful accounts	$6.5	$1.1	$(0.6)	$(0.1)	$6.9
Deferred tax valuation allowance	$43.1	$3.8	$0.0	$(0.3)	$46.6
2023:
Allowance for doubtful accounts	$3.5	$3.2	$(0.2)	$0.0	$6.5
Deferred tax valuation allowance	$43.8	$0.3	$(1.1)	$0.1	$43.1

TABLE OF CONTENTS	Koppers Holdings Inc. 2025 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Holdings Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPPERS HOLDINGS INC.

BY:	/s/ BRADLEY A. PEARCE
Bradley A. Pearce
Interim Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity		Date

/S/ LEROY M. BALL	Chair of the Board and Chief Executive Officer (Principal Executive Officer)		February 26, 2026
Leroy M. Ball

/S/ BRADLEY A. PEARCE	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)		February 26, 2026
Bradley A. Pearce

Xudong Feng, Ph.D.	Director
Traci L. Jensen	Director
David L. Motley	Director	By	/S/ LEROY M. BALL
Albert J. Neupaver	Director		Leroy M. Ball Attorney-in-Fact
Laura J. Posadas	Director
Andrew D. Sandifer	Director
Nishan J. Vartanian	Director		February 26, 2026
Sonja M. Wilkerson	Director