Form 10-Q
period 2026-03-31
Koppers Holdings Inc.
filed 2026-05-08
CIK 1315257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common Stock, par value $0.01 per share, outstanding at April 30, 2026 amounted to 19,231,826 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)
Net sales	$455.3	$456.5
Cost of sales	368.7	350.7
Depreciation and amortization	19.4	18.0
Selling, general and administrative	41.7	41.1
Impairment and restructuring	7.8	20.0
(Gain) on sale of assets	(4.3)	(0.3)
Operating profit	22.0	27.0
Other income, net	0.9	1.4
Interest expense	15.0	16.6
Loss on pension settlement	0.0	29.0
Income (loss) before income taxes	7.9	(17.2)
Income tax provision (benefit)	0.8	(3.3)
Net income (loss)	$7.1	$(13.9)
Earnings (loss) per common share:
Basic	$0.36	$(0.68)
Diluted	$0.35	$(0.68)
Weighted average shares outstanding (in thousands):
Basic	19,552	20,369
Diluted	20,122	20,369

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)
Net income (loss)	$7.1	$(13.9)
Changes in other comprehensive income (loss):
Currency translation adjustment	(5.8)	9.2
Cash flow hedges, net of tax of $0.3 and $1.3	0.8	3.0
Pension adjustments, net of tax of $0.0 and $8.3	0.3	25.1
Comprehensive income	$2.4	$23.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2026	December 31, 2025
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$42.8	$38.0
Accounts receivable, net of allowance of $4.3 and $7.0	181.0	158.7
Inventories, net	395.9	411.2
Derivative contracts	26.2	31.5
Other current assets	23.0	29.3
Total current assets	668.9	668.7
Property, plant and equipment, net of accumulated depreciation of $473.1 and $465.4	645.7	650.9
Goodwill	329.4	329.4
Intangible assets, net	103.1	106.7
Operating lease right-of-use assets	102.5	102.9
Deferred tax assets	6.5	7.0
Other assets	24.2	21.2
Total assets	$1,880.3	$1,886.8
Liabilities
Accounts payable	$143.4	$122.4
Accrued liabilities	70.1	72.6
Current operating lease liabilities	28.1	27.2
Current maturities of long-term debt	4.9	4.9
Total current liabilities	246.5	227.1
Long-term debt	915.3	914.3
Operating lease liabilities	74.6	76.1
Accrued postretirement benefits	13.1	13.7
Deferred tax liabilities	43.9	43.7
Other long-term liabilities	37.4	37.6
Total liabilities	1,330.8	1,312.5
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,789,723 and 26,213,052 shares issued	0.3	0.3
Additional paid-in capital	336.4	332.4
Retained earnings	544.3	539.4
Accumulated other comprehensive loss	(65.8)	(61.4)
Treasury stock, at cost, 7,560,355 and 6,757,247 shares	(265.7)	(236.7)
Total Koppers shareholders’ equity	549.5	574.0
Noncontrolling interests	0.0	0.3
Total equity	549.5	574.3
Total liabilities and equity	$1,880.3	$1,886.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net income (loss)	$7.1	$(13.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.4	18.0
Depreciation in impairment and restructuring	0.0	12.2
Stock-based compensation	3.9	6.6
Change in derivative contracts	3.9	(9.1)
Non-cash interest expense	0.9	0.9
(Gain) on sale of assets	(4.3)	(0.6)
Insurance proceeds	0.0	(2.2)
Deferred income taxes	0.0	0.3
Pension settlement	0.0	29.0
Change in other liabilities	(0.3)	4.0
Cloud-based software implementation costs, net of amortization	0.1	(0.9)
Other - net	0.1	(0.6)
Changes in working capital:
Accounts receivable	(23.2)	(11.1)
Inventories	17.8	4.0
Accounts payable	22.1	(32.8)
Accrued liabilities	1.1	(24.3)
Other working capital	(2.3)	(2.2)
Net cash provided by (used in) operating activities	46.3	(22.7)
Cash (used in) provided by investing activities:
Capital expenditures	(11.4)	(14.3)
Insurance proceeds	0.0	2.2
Sale of assets	0.0	2.1
Sale of business and divestitures	0.5	(7.6)
Other investing activities	0.4	0.0
Net cash used in investing activities	(10.5)	(17.6)
Cash provided by (used in) financing activities:
Borrowings of credit facility	166.8	144.4
Repayments of credit facility	(165.5)	(94.1)
Repayments of long-term debt	(1.2)	(1.2)
Issuances of Common Stock	0.1	0.3
Repurchases of Common Stock	(29.0)	(19.1)
Dividends paid and return of capital to noncontrolling interests	(2.2)	(1.6)
Net cash (used in) provided by financing activities	(31.0)	28.7
Effect of exchange rate changes on cash	0.0	1.0
Net increase (decrease) in cash and cash equivalents	4.8	(10.6)
Cash and cash equivalents at beginning of period	38.0	43.9
Cash and cash equivalents at end of period	$42.8	$33.3
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.3	$3.9
Accrued capital expenditures	0.4	3.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31,
	2026	2025
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$574.3	$489.0
Common Stock:
Balance at beginning and end of period	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	332.4	317.2
Employee stock plans	3.9	6.6
Issuance of common stock	0.1	0.3
Balance at end of period	336.4	324.1
Retained earnings:
Balance at beginning of period	539.4	490.3
Net income (loss)	7.1	(13.9)
Common Stock dividends ($0.09 and $0.08 per share)	(1.9)	(1.9)
Return of capital to noncontrolling interests	(0.3)	0.0
Balance at end of period	544.3	474.5
Accumulated other comprehensive loss:
Balance at beginning of period	(61.4)	(120.6)
Currency translation adjustment	(5.5)	9.2
Cash flow hedges, net of tax(1)	0.8	3.0
Pension adjustments, net of tax(2)	0.3	25.1
Balance at end of period	(65.8)	(83.3)
Treasury stock:
Balance at beginning of period	(236.7)	(198.5)
Purchases	(29.0)	(19.1)
Balance at end of period	(265.7)	(217.6)
Noncontrolling interests:
Balance at beginning of period	0.3	0.3
Currency translation adjustment	(0.3)	0.0
Balance at end of period	0.0	0.3
Total equity – end of period	$549.5	$498.3

(Shares in thousands)
Common Stock:
Balance at beginning of period	26,213	25,761
Issued for employee stock plans	577	359
Balance at end of period	26,790	26,120
Treasury Stock:
Balance at beginning of period	(6,757)	(5,480)
Shares repurchased	(803)	(636)
Balance at end of period	(7,560)	(6,116)
Common Stock Outstanding	19,230	20,004
(1)Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $0.4 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively.
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

KOPPERS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation and New Accounting Pronouncements
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Holdings Inc.’s and its subsidiaries’ (Koppers, Koppers Holdings, the Company, we or us) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2025. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025.
New Accounting Pronouncements – In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This ASU requires the disaggregation of certain expenses into specific categories, such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.
2. Restructuring
Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Cumulative Total
(Dollars in millions)
Phthalic Anhydride Shutdown:
Severance and employee benefits	$0.1	$0.1	$1.1
Depreciation and asset disposal costs	0.0	13.9	26.6
Plant cleaning, waste disposal and demolition costs	0.4	0.0	13.8
Workforce reduction program	0.0	3.1	8.3
Consulting services	2.4	2.9	18.3
Other restructuring costs	4.9	0.0	4.9
Total impairment and restructuring	$7.8	$20.0	$73.0
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
Other Restructuring Costs – In the first quarter of 2026, we announced plans to idle two of our facilities. Consolidating production of these facilities will help us optimize our network, better align capacity with demand, reduce operating costs and strengthen the long-term competitiveness of our operations.
We made the decision to idle production activities at our Utility and Industrial Products facility in Vance, Alabama, effective in February 2026. Substantially all production handled at this location was transitioned to our Kennedy, Alabama plant. These facilities were located within 60 miles of each other and served the same market which resulted in plant underutilization, redundancy and higher operating costs.
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
The following table includes details of our phthalic anhydride shutdown and workforce reduction program liabilities:

	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$4.4
Accrual	13.5	1.2
Cash paid	(8.1)	(5.0)
Liability at December 31, 2025	$5.4	$0.6
Accrual	0.5	0.0
Cash paid	(0.7)	(0.4)
Liability at March 31, 2026	$5.2	$0.2
KCCC Liquidation – In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. The liquidation of KCCC was completed in February 2026 which resulted in a non-cash gain of approximately $4 million during the first quarter of 2026.
3. Fair Value Measurements
The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.3	$1.3	$1.3	$1.3
Liabilities - Debt (including current portion)	$936.4	$928.8	$933.6	$928.3
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

4. Derivative Financial Instruments
We utilize derivative instruments to manage exposures to risks that have been identified, measured and are capable of being mitigated. The primary risks that we manage by using derivative instruments are commodity price risk associated with copper, fuel oil, foreign currency exchange risk and interest rate risk associated with variable rate borrowings. Generally, we enter into master netting arrangements with the counterparties and offset net derivative positions with the same counterparties. Currently, our agreements do not require cash collateral.
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
Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2026. Prior to July 2025, we designated certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.
During the third quarter of 2025, our quarterly effectiveness assessment identified that our hedging contracts had fallen outside the required effectiveness thresholds to continue cash flow hedge accounting. This was caused by the increased and cumulative volatility in the market prices for copper during the first half of 2025. Accordingly, we prospectively discontinued cash flow hedge accounting in the third quarter of 2025. As of March 31, 2026, $2.0 million remained in accumulated other comprehensive income and will be released to income as the underlying hedge contracts mature through December 2026. Subsequent changes in the fair value of these copper swap contracts will continue to be recognized immediately in earnings until such swap contracts settle or mature.
We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of March 31, 2026 and December 31, 2025, we had contracts totaling 3.6 million and 3.8 million gallons, respectively.
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

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		March 31, 2026
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$23.4	$2.4	$0.0	$0.4	$26.2
Other assets	0.0	0.5	0.0	0.0	0.5
Accrued liabilities	0.0	0.0	(0.1)	(1.6)	(1.7)
Other long-term liabilities	0.0	0.0	0.0	(0.2)	(0.2)
Net asset (liability) on balance sheet	$23.4	$2.9	$(0.1)	$(1.4)	$24.8
Accumulated other comprehensive gain, net of tax	$2.0	$0.0	$0.0	$1.0	$3.0

		December 31, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$31.4	$0.0	$0.0	$0.1	$31.5
Accrued liabilities	0.0	(0.4)	0.0	(2.2)	(2.6)
Other long-term liabilities	0.0	0.0	0.0	(1.1)	(1.1)
Net asset (liability) on balance sheet	$31.4	$(0.4)	$0.0	$(3.2)	$27.8
Accumulated other comprehensive gain (loss), net of tax	$2.5	$0.0	$0.0	$(2.4)	$0.1
We estimate that unrealized gains, net of tax, for commodity price hedging of $2.0 million and unrealized losses, net of tax, for interest rate swaps of $0.9 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.

The unrealized gain (loss) from our hedging contracts is as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Copper swap contracts	$(7.3)	$9.0
Heating oil contracts	3.4	0.2
Foreign currency forward contracts	(0.1)	0.5
Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
(Amounts in millions)
Not designated as hedges	23.7	25.6	$23.4	$31.4
Foreign Currency Forward Contracts – The net currency units outstanding for contracts were:

	March 31, 2026		December 31, 2025
(In millions)
British Pound Sterling	GBP	0.0	GBP	0.3
United States Dollars	USD	2.5	USD	9.2

5. Earnings and Dividends per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions, except share and per share amounts)
Net income (loss)	$7.1	$(13.9)
Weighted average common shares outstanding (in thousands):
Basic	19,552	20,369
Effect of dilutive securities	570	0
Diluted	20,122	20,369
Earnings per common share:
Basic	$0.36	$(0.68)
Diluted	$0.35	$(0.68)
Antidilutive securities excluded from computation of diluted earnings per common share	135	1,110
On May 7, 2026, we declared a quarterly dividend of $0.09 per common share, payable on June 15, 2026 to shareholders of record as of May 29, 2026.
6. Stock-based Compensation
The board of directors granted restricted stock units and performance stock units (collectively, the stock units) to certain employee participants in January 2026. Most grants of restricted stock units vest in three or four years. Performance stock units vest based upon either a performance condition or a market condition. For units granted in 2025 and prior, performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – Segment Information). For units granted in 2026, performance stock units granted with a performance condition have a cumulative adjusted earnings per share objective and a cumulative free cash flow objective, each weighted at 50 percent, with adjusted EBITDA margin used as a performance modifier (i.e. plus or minus 25 percent of actual earned performance). For performance stock units granted with a market condition, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives. Both types of performance stock units have a three-year period for vesting, if the applicable performance objectives are achieved.
The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance for units granted in 2025 and prior, and between zero and 250 percent of the target award based upon actual performance for units granted in 2026. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in January 2026, target shares for units with a market condition totaled 124,878 and target shares for units with a performance condition totaled 137,844.
We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below. These awards incorporate a fair value cap such that the number of awards that vest will be reduced if our stock price exceeds the cap at the end of the performance measurement period:

January 2026 Grant
Grant date price per share of performance award	$26.93
Expected volatility	37.74%
Risk-free interest rate	3.53%
Look-back period in years	3.00
Grant date fair value per share	$27.97

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2025	530,237	734,231	1,264,468	$35.22
Granted	219,528	262,722	482,250	$27.24
Credited from dividends	371	643	1,014	$28.20
Performance share adjustment	0	28,505	28,505	$28.93
Vested	(209,958)	(329,924)	(539,882)	$33.53
Forfeited	(20,167)	(16,761)	(36,928)	$36.95
Non-vested at March 31, 2026	520,011	679,416	1,199,427	$32.60
The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	507,130	$28.62
Exercised	(70,178)	$19.26
Outstanding at March 31, 2026	436,952	$30.12	3.59	$4.1
Exercisable at March 31, 2026	436,952	$30.12	3.59	$4.1
The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Selling, general and administrative expenses	$3.9	$6.6
Less related income tax benefit	1.1	2.0
Decrease in net income	$2.8	$4.6
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
Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or non-recurring items typically include last-in, first-out (LIFO) inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-market commodity hedging, acquisition-related charges, amortization of cloud-based software implementation costs and other unusual items. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management prior to 2026. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.
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
Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $1.7 million and $1.8 million are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.
Segment Revenues for Significant Product Lines

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$134.2	$146.3
Utility poles	74.8	67.9
Railroad infrastructure products and services	11.0	20.8
Total Railroad and Utility Products and Services	$220.0	$235.0
Performance Chemicals:
Wood preservative products and other	$142.1	$120.9
Carbon Materials and Chemicals:
Pitch and related products	$70.2	$65.2
Carbon black feedstock and distillates	13.8	14.2
Naphthalene, phthalic anhydride, and other chemicals	9.2	21.2
Total Carbon Materials and Chemicals	$93.2	$100.6
Total	$455.3	$456.5

Segment Expenses

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$176.0	$190.7
Performance Chemicals	110.2	79.0
Carbon Materials and Chemicals	82.5	81.0
Total	$368.7	$350.7
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$18.3	$18.2
Performance Chemicals	14.9	15.1
Carbon Materials and Chemicals	8.5	7.8
Total	$41.7	$41.1
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$3.1	$0.6
Performance Chemicals	(8.8)	6.7
Carbon Materials and Chemicals	1.3	1.9
Total	$(4.4)	$9.2
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.6	$25.5
Performance Chemicals	25.8	20.1
Carbon Materials and Chemicals	0.9	9.9
Total	$49.3	$55.5
(1)Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, LIFO inventory effects and mark-to-market commodity hedging.
Segment Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.6	$25.5
Performance Chemicals	25.8	20.1
Carbon Materials and Chemicals	0.9	9.9
Items excluded from the determination of segment profit:
Acquisition inventory step-up amortization	(0.3)	0.0
Amortization of cloud-based software implementation costs	(0.5)	(0.3)
Gain on sale of assets	4.3	0.3
Impairment, restructuring and plant closure costs(1)	(7.8)	(20.0)
LIFO benefit(2)	1.2	1.8
Mark-to-market commodity hedging (losses) gains	(3.9)	9.1
Pension settlement and expense	0.0	(29.0)
Depreciation and amortization	(19.4)	(18.0)
Interest expense	(15.0)	(16.6)
Income tax provision	(0.8)	3.3
Net income (loss)	$7.1	$(13.9)
(1)See Note 2 - Restructuring.
(2)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a first-in, first-out (FIFO) inventory basis.

Other Segment Disclosures

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$7.2	$6.9
Carbon Materials and Chemicals	23.1	22.2
Total	$30.3	$29.1
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.2	$8.5
Performance Chemicals	4.3	3.8
Carbon Materials and Chemicals	6.9	5.7
Total	$19.4	$18.0
Capital expenditures:
Railroad and Utility Products and Services	$5.4	$5.1
Performance Chemicals	2.8	3.5
Carbon Materials and Chemicals	3.0	5.0
Corporate	0.2	0.7
Total	$11.4	$14.3
Segment Assets

	March 31, 2026	December 31, 2025
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$841.0	$827.5
Performance Chemicals	547.9	536.6
Carbon Materials and Chemicals	465.0	486.7
Corporate	26.4	36.0
Total	$1,880.3	$1,886.8
Goodwill:
Railroad and Utility Products and Services	$156.5	$156.4
Performance Chemicals	172.9	173.0
Total	$329.4	$329.4
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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	March 31,
	2026	2025
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	3.3	4.5
State income taxes, net of federal tax benefit	2.3	2.5
Nondeductible expenses	1.1	2.2
Change in tax contingency reserves	0.2	0.3
U.S. tax on international operations, net of credits	(0.2)	0.2
Estimated annual effective income tax rate	27.7%	30.7%
Income taxes as a percentage of pretax income were 10.1 percent and 19.2 percent for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was lower than the 2026 estimated annual effective income tax rate due to the liquidation of our former coal tar distillation facility located in China. This one-time non-cash gain did not have any associated income tax expense. The effective income tax rate for the three months ended March 31, 2025 was lower than the 2025 estimated annual effective income tax rate due to the loss on pension settlement which was treated as a discrete item in the first quarter tax provision.
During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the three months ended March 31, 2026.
Effective January 1, 2024, certain jurisdictions in which we operate have enacted legislation that is consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (commonly referred to as "Pillar Two"). These Pillar Two rules include minimum domestic top up taxes, income inclusion rules and undertaxed profit rules all aimed to ensure that multinational business corporations pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate. We have analyzed our tax profile by jurisdiction and do not expect to incur top up taxes in 2026.
Unrecognized Tax Benefits – We file income tax returns in the U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, U.S. state, or non-U.S. income tax examinations by tax authorities for years prior to 2020.
As of March 31, 2026 and December 31, 2025, unrecognized tax benefits of $1.1 million for both periods would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.
9. Inventories

	March 31, 2026	December 31, 2025
(Dollars in millions)
Raw materials	$332.7	$351.6
Work in process	15.9	17.3
Finished goods	150.8	147.0
Total	$499.4	$515.9
Less revaluation to LIFO	103.5	104.7
Inventories, net	$395.9	$411.2
10. Pensions and Post-Retirement Benefit Plans
We maintain defined benefit and defined contribution plans to provide retirement benefits for employees in the United States, as well as employees outside the United States.
During 2024, we initiated a plan to terminate our largest United States qualified pension plan. In 2025, we completed the irrevocable transfer of $84.5 million of pension liabilities and an equal amount of pension assets to an insurance company. In order to achieve this transfer, additional cash funding of approximately $12 million was required in 2025. In the first quarter of 2025, we recorded a settlement loss of approximately $29.0 million, before tax.

In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled, the timing of which is uncertain. The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others (the "Virgin Media Case") related to certain amendments to UK pension plans. In April 2026, the UK government approved legislation to address industry wide issues resulting from the Virgin Media Case. This legislation will enable us to proceed with the conversion to a buy-out policy.
The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Service cost	$0.1	$0.3
Interest cost	0.6	1.2
Expected return on plan assets	(0.5)	(0.8)
Amortization of net loss	0.2	0.4
Settlement	0.0	29.0
Net periodic benefit cost	$0.4	$30.1
Defined contribution plan expense	$2.9	$3.3
11. Debt

	Weighted Average Interest Rate	Maturity	March 31, 2026	December 31, 2025
(Dollars in millions)
Credit Facility	5.58%	2030	$449.3	$448.0
Term Loan B	6.17%	2030	479.5	480.3
Total debt			$928.8	$928.3
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			8.6	9.1
Long-term debt			$915.3	$914.3
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
As of March 31, 2026, we had $343.5 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of March 31, 2026, $7.2 million of commitments were utilized by outstanding letters of credit.

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
The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy has not and will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing and is expected to provide further clarification with respect to liability allocation in 2026. In November 2024, Koppers Inc. received a Special Notice Letter (SNL) from the EPA. The SNL was formally issued to approximately 60 parties and initiates negotiations between PRPs and the EPA for implementation of the ROD. In May 2025, Koppers Inc. submitted a response to the SNL to the EPA.
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

We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.7 million as of March 31, 2026. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.
There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of March 31, 2026, our estimated environmental remediation liability for these acquired sites totals $3.6 million.
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
Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of March 31, 2026, our estimated environmental remediation liability for the acquired site totals $1.2 million.
Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of March 31, 2026 and December 31, 2025, $1.6 million and $1.8 million, respectively, were classified as current liabilities.

	Period ended
	March 31, 2026	December 31, 2025
(Dollars in millions)
Balance at beginning of period	$10.2	$10.3
Expense	0.0	0.5
Cash expenditures	(0.1)	(0.4)
Revision of reserves	(0.1)	(0.3)
Currency translation	0.0	0.1
Balance at end of period	$10.0	$10.2
13. Subsequent Events
On May 8, 2026, we announced that we have made a conditional decision to discontinue distillation and chemical manufacturing operations at our facility in Stickney, Illinois, subject to the satisfaction of any bargaining obligations that might exist with the union that represents certain employees at that facility. The conditional decision, which is pending negotiations and consultation with the union, was driven by challenging market conditions over the past decade, including unit operating costs outpacing our ability to capture higher pricing, reduced raw material supply from North American steel manufacturers and increased capital requirements. We anticipate winding down the remaining distillation and chemical production activities by December 31, 2026, pending discussions with the union. We are tentatively targeting fourth quarter 2026 for shifting production to our coal tar distillation facility located in Nyborg, Denmark. As part of this conditional decision, we continue to evaluate potentially appropriate uses for the Stickney facility following the end of production activities.
We expect this action to result in pre-tax charges to earnings of $227 million to $262 million through the end of 2029, $170 million to $195 million of which constitutes non-cash charges and approximately $57 million to $67 million of which constitutes cash expenditures. Estimates of the total pre-tax amount for each major type of cost associated with the discontinuation plan are: (i) retention and severance costs of approximately $5 million (including both for salaried and union employees, and pending negotiations and consultation with the union), (ii) accelerated depreciation and asset write-down costs of approximately $170 million to $195 million, and (iii) plant cleaning, waste disposal and demolition costs of approximately $52 million to $62 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, transformation initiatives, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the successful implementation of multi-year cost mitigation programs; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; geopolitical events (including the current war in the Middle East); current and potential future tariffs or duties; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; timing and results of any transformation initiatives, including estimates and assumptions related to the cost and the anticipated benefits of the transformation initiatives; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations and compliance therewith; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Non-GAAP Financial Measures
We utilize certain financial measures that are not in accordance with U.S. GAAP to analyze and manage the performance of our business. We believe that adjusted EBITDA provides information useful to investors in understanding the underlying operational performance of the company, our business and performance trends, and facilitates comparisons between periods. The exclusion of certain items permits evaluation and a comparison between periods of results for business operations, and it is on this basis that our management internally assesses our performance. Adjusted EBITDA is the measure of profitability we use to evaluate our businesses. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management's short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management prior to 2026.
Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.
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
Significant areas of focus include:
•For our RUPS segment, our focus is to continue to (i) recoup cost increases, including the value of our creosote preservative in the market, (ii) maximize opportunities for increased volumes, including expanding our customer base in the midwestern and western utility pole markets and (iii) optimizing our network to better align capacity with demand and reduce operating costs.
•For our PC segment, our focus is to continue to (i) acquire new customers and grow organic market share in our residential preservatives markets, (ii) expand market share in our industrial preservatives markets and (iii) align and improve our cost structure.
•For our CMC segment, our focus is to continue to (i) execute on domestic plant restructuring projects including the closure of our Stickney, Illinois coal tar distillation plant by the end of 2026 (see Note 13), (ii) optimize and develop markets for enhanced carbon products and (iii) develop and implement global tar and pitch strategies to mitigate expected raw material cost increases.

Significant market indicators for our businesses include:
•The Railway Tie Association’s estimate of total crosstie purchases in 2026 is approximately 19.9 million ties, with approximately 13.4 million for Class I railroads, which is comparable to the 2025 estimate of crosstie purchases. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range. However, volumes for our business in any year can be affected by individual customer demands, logistics and business conditions.
•Market demand for utility poles is expected to grow over the next few years. The main driver for growth is the construction of data centers that support artificial intelligence development. The data centers that are being constructed nationwide consume large amounts of electricity. Other drivers of pole demand include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures, and extreme weather protection. Our Utility Products business continues to focus on expanding its presence in the midwestern and western United States.
•Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University projects that year-over-year spending for annual homeowner renovation and maintenance expenditures is expected to grow by 2.1 percent in the middle of 2026 before easing to 1.6 percent by the end of 2026. Our PC business expects higher volumes through market share growth and acquiring new customers supported by the LIRA projections.
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
Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate as well as tariffs and international trade policy; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, as well as selling prices and margins for certain of our products including carbon black feedstock and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) the effectiveness of our commodity hedging programs; (vi) changes in foreign exchange rates; and (vii) the other factors set forth in the "forward-looking statements" disclaimer. Any or all of these or other factors, including those set forth in our Annual Report on Form 10-K, could impact our actual results for 2026.
Trade Tariff Uncertainties
Our outlook reflects plans to substantially offset costs related to import and export tariffs, where possible, but there is continued uncertainty regarding the implementation dates and scope of potential additional tariffs, as well as potential retaliatory trade policy. As a result of these items, our outlook may vary. See also Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2025.
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

Results of Operations – Comparison of Three Months Ended March 31, 2026 and 2025
Consolidated Results

	Three Months Ended March 31,
	2026	2025	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$220.0	$235.0	$(15.0)	(6.4)%
Performance Chemicals	142.1	120.9	21.2	17.5%
Carbon Materials and Chemicals	93.2	100.6	(7.4)	(7.4)%
Total	$455.3	$456.5	$(1.2)	(0.3)%
RUPS net sales decreased due to customer mix in our Class I crosstie business, lower activity in our maintenance-of-way businesses, including approximately $9.6 million related to the sale of our railroad services business during the third quarter of 2025, and price decreases across multiple markets, particularly for crossties. These decreases were partly offset by increased volumes in our domestic utility pole business, including our acquisition of a western U.S. pole procurement business, and higher volumes in our commercial crosstie business. Foreign currency changes had a favorable impact on sales in the current year period of $1.4 million compared to the prior year period, mainly from our Australian utility pole business.
PC net sales increased due to a 15 percent volume increase along with higher sales prices, in each case, primarily in the Americas. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $2.7 million compared to the prior year period.
CMC net sales decreased mainly due to lower phthalic anhydride volumes of $13.9 million as we ceased production of the product in the second quarter of 2025 and lower sales prices across most products, especially carbon pitch where prices were down approximately nine percent globally driven by market dynamics. These decreases were partly offset by volume increases for carbon pitch, naphthalene and carbon black feedstock. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $7.6 million compared to the prior year period.
Cost of sales as a percentage of net sales was 81 percent, compared to 77 percent in the prior year period as higher raw material and operating expenses combined with lower sales prices. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment Results" herein.
Depreciation and amortization expenses were $1.4 million higher when compared to the prior year period primarily as a result of depreciation on recent capital expenditures as well as higher asset retirement obligations in our European CMC operations.
Impairment and restructuring charges in the current year period represent costs associated with the decision to idle two plants in our RUPS business, consulting services related to our comprehensive assessment of our businesses and discontinuing phthalic anhydride production at our facility in Stickney, Illinois. In the prior year period, it also includes our workforce reduction program across selected U.S. locations to streamline operations and reduce costs. See Note 2 - Restructuring.
(Gain) on sale of assets for the three months ended March 31, 2026 was primarily related to the liquidation of KCCC.
Interest expense was $1.6 million lower when compared to the prior year period due to lower interest rates and lower borrowings.
Loss on pension settlement in the prior year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.
Income tax expense increased by $4.1 million when compared to the prior year period due primarily to higher income before income taxes. See Note 8 – Income Taxes.

Segment Results

	Three Months Ended March 31,
	2026	2025	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.6	$25.5	$(2.9)	(11.4)%
Performance Chemicals	25.8	20.1	5.7	28.4%
Carbon Materials and Chemicals	0.9	9.9	(9.0)	(90.9)%
Total	$49.3	$55.5	$(6.2)	(11.2)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.3%	10.9%	(0.6)%	(5.5)%
Performance Chemicals	18.2%	16.6%	1.6%	9.6%
Carbon Materials and Chemicals	1.0%	9.8%	(8.8)%	(89.8)%
RUPS adjusted EBITDA decreased due primarily to lower net sales prices, lower sales volumes and lower activity in our maintenance-of-way businesses, including approximately $0.6 million related to the sale of our railroad services business during the third quarter of 2025.
PC adjusted EBITDA increased due primarily to higher sales volumes and prices, partly offset by $2.4 million of higher raw material and operating costs. Higher raw material costs were unfavorably impacted by scrap copper costs, net of the benefit realized from our copper-hedging program.
CMC adjusted EBITDA decreased due to lower sales prices as well as higher operating and raw material costs. These decreases were partly offset by the operating cost savings from discontinuing phthalic anhydride production at our facility in Stickney, Illinois.
Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Net income (loss)	$7.1	$(13.9)
Interest expense	15.0	16.6
Depreciation and amortization	19.4	18.0
Income tax provision (benefit)	0.8	(3.3)
Sub-total	42.3	17.4
Adjustments to arrive at adjusted EBITDA:
Acquisition inventory step-up amortization	0.3	0.0
Amortization of cloud-based software implementation costs	0.5	0.3
(Gain) on sale of assets	(4.3)	(0.3)
Impairment, restructuring and plant closure costs(1)	7.8	20.0
LIFO benefit(2)	(1.2)	(1.8)
Mark-to-market commodity hedging losses (gains)	3.9	(9.1)
Pension settlement and expense	0.0	29.0
Total adjustments	7.0	38.1
Adjusted EBITDA	$49.3	$55.5
(1)See Note 2 - Restructuring.
(2)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.

Cash Flow
Net cash provided by operating activities for the three months ended March 31, 2026 was $46.3 million compared to net cash used in operating activities of $22.7 million in the prior year. For both periods, the primary source of cash was net income, excluding non-cash items, principally depreciation and in 2025, the pension settlement loss. Working capital usage improved in the current year primarily as a result of the timing of receipts and payments as well as a reduction in inventory. Additionally, in 2025, working capital was negatively impacted by pension funding of approximately $14 million in connection with the settlement.
Net cash used in investing activities for the three months ended March 31, 2026 was $10.5 million compared to $17.6 million in the prior year. The decrease was due primarily to cash paid in 2025 for a land transfer associated with our agreement to liquidate KCCC.
Net cash used in financing activities for the three months ended March 31, 2026 was $31.0 million compared to net cash provided by financing activities of $28.7 million in the prior year. In the current year, the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends. In the prior year, the primary source of financing cash flows was net borrowings of $49.1 million and the primary uses of financing cash flows in the prior year were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends.
Liquidity and Capital Resources
As of March 31, 2026, liquidity from our Credit Facility and cash on hand was approximately $386 million. Our Credit Facility is described in Note 11 – Debt.
Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital spending, dividends, share repurchases and plant consolidations and closure. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2026, excluding acquisitions, if any, are expected to total approximately $55 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.
We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of March 31, 2026, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due. As of December 31, 2025, approximately 95 percent of accounts payable was current and 5 percent was 1-30 days past due.
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
Bank Debt Covenants
The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:
•The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of March 31, 2026 was 3.4.
•The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of March 31, 2026 was 4.4.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Environmental and Other Matters
The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of this Part I is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosure on this matter made in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In the first quarter of 2026, we completed another phase of our new enterprise resource planning (ERP) system implementation and migrated part of our RUPS business onto the new system. As a result, we have implemented updates and changes to our current processes and related control activities. As the phased implementation continues over the next several years, we will continue to experience certain changes to our processes and procedures which will result in changes to our internal controls over financial reporting. There are inherent risks in implementing an ERP system and, accordingly, management will continue to evaluate the design and operating effectiveness of these controls.
Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 12 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended March 31, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
January 1 - January 31	0	$0.00	0	$66.5
February 1 - February 28	38,505	$37.77	38,505	$65.0
March 1 - March 31	541,913	$37.67	541,913	$44.6
Total	580,418		580,418
(1)On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)Excludes any fees or commissions associated with the share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS

10.1*	Transition Agreement and General Release with Jimmi Sue Smith.
10.2
First Amendment to the Koppers Holdings Inc. Amended and Restated Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on May 8, 2026 (File No. 333-295681)).

10.3*	Form of Restricted Stock Unit Issuance Agreement Non-Employee Director - Time Vesting.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)
Date: May 8, 2026	By:	/s/ BRADLEY A. PEARCE
Bradley A. Pearce Interim Chief Financial Officer and Treasurer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)