Form 10-Q
period 2026-06-30
Koppers Holdings Inc.
filed 2026-08-06
CIK 1315257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common Stock, par value $0.01 per share, outstanding at July 31, 2026 amounted to 18,911,568 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$520.1	$504.8	$975.4	$961.3
Cost of sales	411.1	390.6	779.8	741.3
Depreciation and amortization	17.9	18.0	37.3	36.0
Selling, general and administrative	40.9	39.5	82.6	80.6
Impairment and restructuring	215.8	17.6	223.6	37.6
Loss (gain) on sale of assets	0.4	0.0	(3.9)	(0.3)
Operating (loss) profit	(166.0)	39.1	(144.0)	66.1
Other income, net	1.0	2.1	1.9	3.5
Interest expense	15.0	17.3	30.0	33.9
Loss on pension settlement	0.0	0.0	0.0	29.0
(Loss) income before income taxes	(180.0)	23.9	(172.1)	6.7
Income tax (benefit) provision	(32.5)	7.5	(31.7)	4.2
Net (loss) income	$(147.5)	$16.4	$(140.4)	$2.5
(Loss) earnings per common share:
Basic	$(7.71)	$0.83	$(7.26)	$0.13
Diluted	$(7.71)	$0.81	$(7.26)	$0.12
Weighted average shares outstanding (in thousands):
Basic	19,128	19,883	19,338	20,123
Diluted	19,128	20,235	19,338	20,456

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(147.5)	$16.4	$(140.4)	$2.5
Changes in other comprehensive (loss) income:
Currency translation adjustment	(0.7)	20.6	(6.5)	29.8
Cash flow hedges, net of tax of $0.2, $(0.6), $0.0 and $(2.0)	(0.7)	1.4	0.1	4.4
Pension adjustments, net of tax of $0.0, $0.0, $0.0 and $8.3	0.2	0.1	0.5	25.2
Comprehensive (loss) income	$(148.7)	$38.5	$(146.3)	$61.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2026	December 31, 2025
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$40.7	$38.0
Accounts receivable, net of allowance of $4.6 and $7.0	205.7	158.7
Inventories, net	385.7	411.2
Derivative contracts	23.2	31.5
Other current assets	24.3	29.3
Total current assets	679.6	668.7
Property, plant and equipment, net of accumulated depreciation of $646.6 and $465.4	482.1	650.9
Goodwill	329.1	329.4
Intangible assets, net	96.6	106.7
Operating lease right-of-use assets	103.6	102.9
Deferred tax assets	7.2	7.0
Other assets	24.1	21.2
Total assets	$1,722.3	$1,886.8
Liabilities
Accounts payable	$166.0	$122.4
Accrued liabilities	91.8	72.6
Current operating lease liabilities	28.7	27.2
Current maturities of long-term debt	4.9	4.9
Total current liabilities	291.4	227.1
Long-term debt	892.7	914.3
Operating lease liabilities	75.3	76.1
Accrued postretirement benefits	12.9	13.7
Deferred tax liabilities	7.4	43.7
Other long-term liabilities	55.6	37.6
Total liabilities	1,335.3	1,312.5
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,824,475 and 26,213,052 shares issued	0.3	0.3
Additional paid-in capital	339.7	332.4
Retained earnings	395.0	539.4
Accumulated other comprehensive loss	(67.0)	(61.4)
Treasury stock, at cost, 7,920,741 and 6,757,247 shares	(281.0)	(236.7)
Total Koppers shareholders’ equity	387.0	574.0
Noncontrolling interests	0.0	0.3
Total equity	387.0	574.3
Total liabilities and equity	$1,722.3	$1,886.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net (loss) income	$(140.4)	$2.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	36.0
Impairment and depreciation in impairment and restructuring	209.7	18.0
Stock-based compensation	6.8	8.3
Change in derivative contracts	6.9	(9.8)
Non-cash interest expense	1.9	1.9
(Gain) on sale of assets	(3.8)	(1.0)
Insurance proceeds	0.0	(2.2)
Deferred income taxes	(36.7)	1.0
Pension settlement	0.0	29.0
Change in other liabilities	(1.8)	3.0
Cloud-based software implementation costs, net of amortization	0.2	(2.4)
Other - net	(0.4)	(1.4)
Changes in working capital:
Accounts receivable	(48.2)	(14.1)
Inventories	19.2	9.5
Accounts payable	44.5	(13.3)
Accrued liabilities	5.0	(34.3)
Other working capital	(3.9)	(2.9)
Net cash provided by operating activities	96.3	27.8
Cash (used in) provided by investing activities:
Capital expenditures	(23.7)	(26.4)
Insurance proceeds	0.0	2.2
Sale of assets	0.0	2.5
Sale of business and divestitures	0.5	(7.6)
Other investing activities	0.8	(10.0)
Net cash (used in) investing activities	(22.4)	(39.3)
Cash (used in) provided by financing activities:
Borrowings of credit facility	358.4	271.5
Repayments of credit facility	(379.4)	(231.8)
Repayments of long-term debt	(2.5)	(2.5)
Issuances of Common Stock	0.5	0.6
Repurchases of Common Stock	(43.9)	(29.2)
Payment of debt issuance costs	0.0	(2.1)
Dividends paid and return of capital to noncontrolling interests	(3.8)	(3.2)
Net cash (used in) provided by financing activities	(70.7)	3.3
Effect of exchange rate changes on cash	(0.5)	2.7
Net increase (decrease) in cash and cash equivalents	2.7	(5.5)
Cash and cash equivalents at beginning of period	38.0	43.9
Cash and cash equivalents at end of period	$40.7	$38.4
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$15.8	$23.3
Accrued capital expenditures	0.8	2.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$549.5	$498.3	$574.3	$489.0
Common Stock:
Balance at beginning and end of period	0.3	0.3	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	336.4	324.1	332.4	317.2
Employee stock plans	2.9	1.7	6.8	8.3
Issuance of common stock	0.4	0.3	0.5	0.6
Balance at end of period	339.7	326.1	339.7	326.1
Retained earnings:
Balance at beginning of period	544.3	474.5	539.4	490.3
Net (loss) income	(147.5)	16.4	(140.4)	2.5
Common Stock dividends ($0.09, $0.08, $0.18 and $0.16 per share)	(1.8)	(1.6)	(3.7)	(3.5)
Return of capital to noncontrolling interests	0.0	0.0	(0.3)	0.0
Balance at end of period	395.0	489.3	395.0	489.3
Accumulated other comprehensive loss:
Balance at beginning of period	(65.8)	(83.3)	(61.4)	(120.6)
Currency translation adjustment	(0.7)	20.6	(6.2)	29.8
Cash flow hedges, net of tax(1)	(0.7)	1.4	0.1	4.4
Pension adjustments, net of tax(2)	0.2	0.1	0.5	25.2
Balance at end of period	(67.0)	(61.2)	(67.0)	(61.2)
Treasury stock:
Balance at beginning of period	(265.7)	(217.6)	(236.7)	(198.5)
Purchases	(15.3)	(10.1)	(44.3)	(29.2)
Balance at end of period	(281.0)	(227.7)	(281.0)	(227.7)
Noncontrolling interests:
Balance at beginning of period	0.0	0.3	0.3	0.3
Currency translation adjustment	0.0	0.0	(0.3)	0.0
Balance at end of period	0.0	0.3	0.0	0.3
Total equity – end of period	$387.0	$527.1	$387.0	$527.1

(Shares in thousands)
Common Stock:
Balance at beginning of period	26,790	26,120	26,213	25,761
Issued for employee stock plans	34	38	611	397
Balance at end of period	26,824	26,158	26,824	26,158
Treasury Stock:
Balance at beginning of period	(7,560)	(6,116)	(6,757)	(5,480)
Shares repurchased	(361)	(330)	(1,164)	(966)
Balance at end of period	(7,921)	(6,446)	(7,921)	(6,446)
Common Stock Outstanding	18,903	19,712	18,903	19,712
(1)Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $0.5 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively.
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
2. Restructuring
Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Total
	2026	2025	2026	2025
(Dollars in millions)
Stickney Shutdown:
Severance, retention and employee benefits	$2.0	$0.0	$2.0	$0.0	$2.0
Impairment	164.6	0.0	164.6	0.0	164.6
Depreciation and asset disposal costs	8.5	0.0	8.5	0.0	8.5
Plant cleaning, waste disposal and demolition costs	36.4	0.0	36.4	0.0	36.4
Phthalic Anhydride Shutdown:
Severance and employee benefits	0.0	0.5	0.1	0.6	1.1
Depreciation and asset disposal costs	0.2	4.6	0.2	18.5	26.8
Plant cleaning, waste disposal and demolition costs	0.9	7.9	1.3	7.9	14.7
Workforce reduction program	0.0	0.2	0.0	3.3	8.3
Consulting services	2.7	4.4	5.1	7.3	21.0
Other restructuring costs	0.5	0.0	5.4	0.0	9.0
Total impairment and restructuring	$215.8	$17.6	$223.6	$37.6	$292.4

Stickney Shutdown – We have made the decision to discontinue distillation and chemical manufacturing operations at our Carbon Materials and Chemicals facility in Stickney, Illinois. The decision was driven by challenging market conditions over the past decade, including unit operating costs outpacing our ability to capture higher pricing, reduced raw material supply from North American steel manufacturers and increased capital requirements. We anticipate winding down the remaining distillation and chemical production activities by December 31, 2026 at the latest and are tentatively targeting fourth quarter 2026 for shifting production to our coal tar distillation facility located in Nyborg, Denmark. We continue to evaluate potentially appropriate uses for the Stickney facility following the end of production activities.
Phthalic Anhydride Shutdown – In December 2024, we made the decision to discontinue phthalic anhydride production at our Carbon Materials & Chemicals facility in Stickney, Illinois. The decision was driven by significant near-term capital spending requirements that could not be economically justified by end-market projections and will substantially reduce annual emissions of certain regulated air contaminants. During the second quarter of 2025, we completed the shutdown of the phthalic anhydride plant.
We expect these combined actions to result in the following cumulative charges, which includes the amounts already spent in the above table:

Expected Totals	Low	High
(Dollars in millions)
Severance, retention and employee benefits (cash)	$5.0	$5.0
Impairment, depreciation and asset disposal costs (non-cash)	176.0	185.0
Plant cleaning, waste disposal and demolition costs (cash)	52.0	62.0
Stickney Shutdown Total Pre-tax Charges	$233.0	$252.0

Severance, retention and employee benefits (cash)	$1.0	$1.0
Depreciation and asset disposal costs (non-cash)	28.0	28.0
Plant cleaning, waste disposal and demolition costs (cash)	21.0	25.0
Phthalic Anhydride Shutdown Total Pre-tax Charges	$50.0	$54.0

Total Cash Charges	$79.0	$93.0
Total Non-Cash Charges	$204.0	$213.0
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

The following table includes details of our Stickney shutdown, phthalic anhydride shutdown and workforce reduction program liabilities:

	Stickney Shutdown	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$0.0	$4.4
Accrual	0.0	13.5	1.2
Cash paid	0.0	(8.1)	(5.0)
Liability at December 31, 2025	$0.0	$5.4	$0.6
Accrual(1)	38.4	1.3	0.0
Cash paid	0.0	(2.3)	(0.6)
Liability at June 30, 2026	$38.4	$4.4	$0.0
(1)Approximately $18.5 million of the Stickney shutdown accrual is a short-term asset retirement obligation, which is included in accrued liabilities in the condensed consolidated balance sheet.
KCCC Liquidation – In July 2024, Koppers and Tangshan Iron & Steel Group Co. Ltd. (TISCO) signed an agreement to effectuate the ultimate liquidation of Koppers (China) Carbon & Chemical Company Limited (KCCC), which ceased operations in 2015. The liquidation of KCCC was completed in February 2026 which resulted in a non-cash gain of approximately $4 million during the first quarter of 2026.
3. Fair Value Measurements
The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.4	$1.4	$1.3	$1.3
Liabilities - Debt (including current portion)	$912.9	$905.7	$933.6	$928.3
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

Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in our manufacturing processes. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of copper through the end of 2027. Prior to July 2025, we designated certain of our commodity swaps as cash flow hedges of forecasted purchases of commodities. For those commodity swaps where hedge accounting is not elected, the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.
During the third quarter of 2025, our quarterly effectiveness assessment identified that our hedging contracts had fallen outside the required effectiveness thresholds to continue cash flow hedge accounting. This was caused by the increased and cumulative volatility in the market prices for copper during the first half of 2025. Accordingly, we prospectively discontinued cash flow hedge accounting in the third quarter of 2025. As of June 30, 2026, $1.3 million remained in accumulated other comprehensive income and will be released to income as the underlying hedge contracts mature through December 2026. Subsequent changes in the fair value of these copper swap contracts will continue to be recognized immediately in earnings until such swap contracts settle or mature.
We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of June 30, 2026 and December 31, 2025, we had contracts totaling 2.9 million and 3.8 million gallons, respectively.
We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. These forward contracts related to foreign currency are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.
We enter into interest rate swaps to effectively convert portions of our variable interest rate debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. In 2023, we entered into interest rate swap agreements with an aggregate notional amount of $400.0 million at a weighted average fixed Secured Overnight Financing Rate (SOFR) of 3.97 percent. These swap agreements expire in April 2027. During the second quarter of 2026, we entered into forward-starting interest rate swap agreements that commence in April 2027. These swaps have aggregate notional amounts of $100.0 million, $150.0 million and $150.0 million, at a weighted average fixed SOFR of 4.10 percent, 4.01 percent and 3.99 percent, and expire in April 2028, April 2029 and April 2030, respectively. The interest rate swaps have been designated as cash flow hedges on interest payments involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
See the condensed consolidated statement of comprehensive income and condensed consolidated statement of shareholders' equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income.
The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		June 30, 2026
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$20.8	$1.7	$0.0	$0.7	$23.2
Other assets	0.0	0.4	0.0	0.0	0.4
Accrued liabilities	0.0	0.0	(0.1)	(0.8)	(0.9)
Other long-term liabilities	(0.6)	0.0	0.0	(1.1)	(1.7)
Net asset (liability) on balance sheet	$20.2	$2.1	$(0.1)	$(1.2)	$21.0
Accumulated other comprehensive gain, net of tax	$1.7	$0.0	$0.0	$0.9	$2.6

		December 31, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$31.4	$0.0	$0.0	$0.1	$31.5
Accrued liabilities	0.0	(0.4)	0.0	(2.2)	(2.6)
Other long-term liabilities	0.0	0.0	0.0	(1.1)	(1.1)
Net asset (liability) on balance sheet	$31.4	$(0.4)	$0.0	$(3.2)	$27.8
Accumulated other comprehensive gain (loss), net of tax	$2.5	$0.0	$0.0	$(2.4)	$0.1
We estimate that unrealized gains, net of tax, for commodity price hedging of $0.7 million and unrealized losses, net of tax, for interest rate swaps of $0.1 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.
The unrealized gain (loss) from our hedging contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Copper swap contracts	$(2.1)	$0.6	$(9.4)	$9.6
Heating oil contracts	(0.8)	0.0	2.6	0.2
Foreign currency forward contracts	0.0	0.1	(0.1)	0.6
Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
(Amounts in millions)
Not designated as hedges	26.8	25.6	$20.2	$31.4
Foreign Currency Forward Contracts – The net currency units outstanding for contracts were:

	June 30, 2026		December 31, 2025
(In millions)
Australian Dollars	AUD	3.2	AUD	0.0
British Pound Sterling	GBP	0.0	GBP	0.3
United States Dollars	USD	6.0	USD	9.2
5. Earnings and Dividends per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions, except share and per share amounts)
Net (loss) income	$(147.5)	$16.4	$(140.4)	$2.5
Weighted average common shares outstanding (in thousands):
Basic	19,128	19,883	19,338	20,123
Effect of dilutive securities	0	352	0	333
Diluted	19,128	20,235	19,338	20,456
(Loss) earnings per common share:
Basic	$(7.71)	$0.83	$(7.26)	$0.13
Diluted	$(7.71)	$0.81	$(7.26)	$0.12
Antidilutive securities excluded from computation of diluted earnings per common share	701	714	715	771
On August 5, 2026, we declared a quarterly dividend of $0.09 per common share, payable on September 14, 2026 to shareholders of record as of August 28, 2026.

6. Stock-based Compensation
The board of directors granted restricted stock units and performance stock units (collectively, the stock units) to certain employee participants in 2026. Most grants of restricted stock units vest in three or four years. Performance stock units vest based upon either a performance condition or a market condition. For units granted in 2025 and prior, performance stock units granted with a performance condition have a cumulative three-year performance objective based on adjusted EBITDA (see Note 7 – Segment Information). For units granted in 2026, performance stock units granted with a performance condition have a cumulative adjusted earnings per share objective and a cumulative free cash flow objective, each weighted at 50 percent, with adjusted EBITDA margin used as a performance modifier (i.e. plus or minus 25 percent of actual earned performance). For performance stock units granted with a market condition, the applicable objective is based on our total shareholder return relative to the Standard & Poor’s SmallCap 600 Materials Index and has multi-year performance objectives. Both types of performance stock units have a three-year period for vesting, if the applicable performance objectives are achieved.
The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance for units granted in 2025 and prior, and between zero and 250 percent of the target award based upon actual performance for units granted in 2026. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in 2026, target shares for units with a market condition totaled 129,843 and target shares for units with a performance condition totaled 142,383.
We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using assumptions listed below. These awards incorporate a fair value cap such that the number of awards that vest will be reduced if our stock price exceeds the cap at the end of the performance measurement period:

	January 2026 Grant	May 2026 Grant
Grant date price per share of performance award	$26.93	$41.54
Expected volatility	37.74%	39.03%
Risk-free interest rate	3.53%	4.06%
Look-back period in years	3.00	3.00
Grant date fair value per share	$27.97	$68.25
The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2025	530,237	734,231	1,264,468	$35.22
Granted	256,608	272,652	529,260	$28.77
Credited from dividends	379	643	1,022	$28.28
Performance share adjustment	0	28,505	28,505	$28.93
Vested	(250,920)	(329,924)	(580,844)	$33.24
Forfeited	(24,882)	(17,187)	(42,069)	$36.14
Non-vested at June 30, 2026	511,422	688,920	1,200,342	$33.17
The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	507,130	$28.62
Exercised	(77,409)	$20.25
Expired	(6,664)	$32.19
Outstanding at June 30, 2026	423,057	$30.10	3.37	$6.3
Exercisable at June 30, 2026	423,057	$30.10	3.37	$6.3

The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Selling, general and administrative expenses	$2.9	$1.7	$6.8	$8.3
Less related income tax benefit	0.6	0.6	1.7	2.6
Decrease in net income	$2.3	$1.1	$5.1	$5.7
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
Our RUPS segment primarily sells pressure-treated railroad ties to the railroad industry and treated utility poles to utility markets. Railroad products and services include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include the pressure treatment of transmission and distribution poles for electric, telephone and broadband utilities. In addition, we provide untreated wood products and rail joint bars, which are steel bars used to join rails together for railroads, to the railroad markets. We also operate a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.
Our PC segment develops, manufactures, and markets wood preservation chemicals and wood treatment technologies and services to a diverse range of end-markets including residential, industrial, commercial construction and agricultural applications.
Our CMC segment is primarily a manufacturer of creosote, carbon pitch, naphthalene and carbon black feedstock. Creosote is used in the treatment of wood and carbon black feedstock is used in the production of carbon black. Carbon pitch is a critical raw material used in the production of aluminum and steel. Naphthalene is used as a surfactant in the production of concrete. See Note 2 - Restructuring for further discussion of the discontinuation of distillation and chemical manufacturing operations in Stickney, Illinois.
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
Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $1.8 million for both periods are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

Segment Revenues for Significant Product Lines

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$147.3	$150.9	$281.5	$297.2
Utility poles	86.7	75.8	161.5	143.7
Railroad infrastructure products and services	11.9	23.7	22.9	44.5
Total Railroad and Utility Products and Services	$245.9	$250.4	$465.9	$485.4
Performance Chemicals:
Wood preservative products and other	$168.2	$150.8	$310.3	$271.7
Carbon Materials and Chemicals:
Pitch and related products	$75.0	$74.4	$145.2	$139.6
Carbon black feedstock and distillates	22.9	14.4	36.7	28.6
Naphthalene, phthalic anhydride, and other chemicals	8.1	14.8	17.3	36.0
Total Carbon Materials and Chemicals	$106.0	$103.6	$199.2	$204.2
Total	$520.1	$504.8	$975.4	$961.3
Segment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$204.2	$201.8	$380.2	$392.5
Performance Chemicals	119.3	108.6	229.5	187.6
Carbon Materials and Chemicals	87.6	80.2	170.1	161.2
Total	$411.1	$390.6	$779.8	$741.3
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$17.2	$17.1	$35.5	$35.3
Performance Chemicals	14.7	15.4	29.6	30.5
Carbon Materials and Chemicals	9.0	7.0	17.5	14.8
Total	$40.9	$39.5	$82.6	$80.6
Other (income) expense to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$(1.2)	$(0.1)	$1.9	$0.5
Performance Chemicals	(3.5)	(1.9)	(12.3)	4.8
Carbon Materials and Chemicals	1.8	(0.4)	3.1	1.5
Total	$(2.9)	$(2.4)	$(7.3)	$6.8
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.7	$31.6	$48.3	$57.1
Performance Chemicals	37.7	28.7	63.5	48.8
Carbon Materials and Chemicals	7.6	16.8	8.5	26.7
Total	$71.0	$77.1	$120.3	$132.6
(1)Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, LIFO inventory effects and mark-to-market commodity hedging.

Segment Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.7	$31.6	$48.3	$57.1
Performance Chemicals	37.7	28.7	63.5	48.8
Carbon Materials and Chemicals	7.6	16.8	8.5	26.7
Items excluded from the determination of segment profit:
Acquisition inventory step-up amortization	(0.5)	0.0	(0.8)	0.0
Amortization of cloud-based software implementation costs	(0.7)	(0.5)	(1.2)	(0.8)
(Loss) gain on sale of assets	(0.4)	0.0	3.9	0.3
Impairment, restructuring and plant closure costs(1)	(215.8)	(17.6)	(223.6)	(37.6)
LIFO benefit(2)	2.3	0.7	3.5	2.5
Mark-to-market commodity hedging (losses) gains	(3.0)	0.7	(6.9)	9.8
Pension settlement and expense	0.0	(1.2)	0.0	(30.2)
Depreciation and amortization	(17.9)	(18.0)	(37.3)	(36.0)
Interest expense	(15.0)	(17.3)	(30.0)	(33.9)
Income tax benefit (provision)	32.5	(7.5)	31.7	(4.2)
Net (loss) income	$(147.5)	$16.4	$(140.4)	$2.5
(1)See Note 2 - Restructuring.
(2)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a first-in, first-out (FIFO) inventory basis.
Other Segment Disclosures

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$8.5	$7.9	$15.7	$14.8
Carbon Materials and Chemicals	28.1	23.2	51.2	45.4
Total	$36.6	$31.1	$66.9	$60.2
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.2	$8.5	$16.4	$17.0
Performance Chemicals	4.0	4.1	8.3	7.9
Carbon Materials and Chemicals	5.7	5.4	12.6	11.1
Total	$17.9	$18.0	$37.3	$36.0
Capital expenditures:
Railroad and Utility Products and Services	$5.1	$4.2	$10.5	$9.3
Performance Chemicals	4.0	2.4	6.8	5.9
Carbon Materials and Chemicals	2.9	5.2	5.9	10.2
Corporate	0.3	0.3	0.5	1.0
Total	$12.3	$12.1	$23.7	$26.4

Segment Assets

	June 30, 2026	December 31, 2025
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$833.5	$827.5
Performance Chemicals	557.5	536.6
Carbon Materials and Chemicals(1)	305.1	486.7
Corporate	26.2	36.0
Total	$1,722.3	$1,886.8
Goodwill:
Railroad and Utility Products and Services	$156.5	$156.4
Performance Chemicals	172.6	173.0
Total	$329.1	$329.4
(1)See Note 2 - Restructuring.
8. Income Taxes
Effective Tax Rate – The income tax provision for interim periods is comprised of an estimated annual effective income tax rate applied to current year ordinary income and tax associated with discrete items. These discrete items generally relate to excess stock compensation deductions, changes in tax laws, adjustments to unrecognized tax benefits and changes of estimated tax liability to the actual liability determined upon filing income tax returns. To determine the annual effective tax rate, management is required to make estimates of annual pre-tax income in each domestic and foreign jurisdiction in which we conduct business. Entities that have historical pre-tax losses and current year estimated pre-tax losses that are not projected to generate a future benefit are excluded from the estimated annual effective income tax rate.
The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	June 30,
	2026	2025
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	(2.8)	5.5
Nondeductible expenses	(1.1)	2.2
State income taxes, net of federal tax benefit	1.0	1.9
Change in tax contingency reserves	(0.2)	0.3
U.S. tax on international operations, net of credits	0.0	0.7
Estimated annual effective income tax rate	17.9%	31.6%
The estimated annual effective income tax rate for 2026 is materially lower than the estimated annual effective income tax rate for 2025 due to the Stickney shutdown tax benefit being recorded at a tax rate of approximately 23 percent, which is materially less than the tax rate that is recorded on the pre-tax income from our worldwide operations. The estimated annual effective tax rate for 2026 is less than the federal income tax rate since the estimated result of our worldwide operations is a pre-tax loss. The effect of the higher foreign tax rate and the other reconciling tax expense items in the above table reduce the estimated annual effective income tax rate when there is a pre-tax loss.
Income taxes as a percentage of pre-tax income were 18.1 percent and 18.4 percent for the three and six months ended June 30, 2026, respectively, and 31.4 percent and 62.7 percent for the three and six months ended June 30, 2025, respectively.
The effective income tax rate for the three and six months ended June 30, 2026 was slightly higher than the respective estimated annual effective income tax rate due to various discrete items, which were not material in the aggregate or individually.
The effective income tax rate for the three months ended June 30, 2025 was slightly lower than the respective estimated annual effective income tax rate due to various discrete items, which were not material in the aggregate or individually. The effective income tax rate for the six months ended June 30, 2025 was significantly higher than the respective estimated annual effective income tax rate due to the loss on pension settlement, which was treated as a discrete item.

During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the six months ended June 30, 2026.
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
As of June 30, 2026 and December 31, 2025, unrecognized tax benefits of $1.2 million and $1.1 million, respectively, would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.
9. Inventories

	June 30, 2026	December 31, 2025
(Dollars in millions)
Raw materials	$320.1	$351.6
Work in process	13.3	17.3
Finished goods	153.5	147.0
Total	$486.9	$515.9
Less revaluation to LIFO	101.2	104.7
Inventories, net	$385.7	$411.2
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
In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. The data cleansing effort has been substantially completed and we expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled, the timing of which is uncertain. The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others (the "Virgin Media Case") related to certain amendments to UK pension plans. In April 2026, the UK government approved legislation to address industry wide issues resulting from the Virgin Media Case. This legislation will enable us to proceed with the conversion to a buy-out policy which is expected to be completed by the second quarter of 2027 at the latest.

The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Service cost	$0.0	$1.3	$0.1	$1.6
Interest cost	0.6	0.7	1.2	1.9
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.3)
Amortization of net loss	0.3	0.2	0.5	0.6
Settlement	0.0	0.0	0.0	29.0
Net periodic benefit cost	$0.4	$1.7	$0.8	$31.8
Defined contribution plan expense	$1.7	$1.2	$4.6	$4.5
11. Debt

	Weighted Average Interest Rate	Maturity	June 30, 2026	December 31, 2025
(Dollars in millions)
Credit Facility	5.56%	2030	$427.0	$448.0
Term Loan B	6.15%	2030	478.7	480.3
Total debt			$905.7	$928.3
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			8.1	9.1
Long-term debt			$892.7	$914.3
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
As of June 30, 2026, we had $350.0 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of June 30, 2026, $7.3 million of commitments were utilized by outstanding letters of credit.
Term Loan B – In April 2023, we issued a class of senior secured term loans under the Credit Facility (the Term Loan B) which was upsized in April 2024, resulting in $488.0 million of aggregate net proceeds, before debt financing costs. The interest rate on the Term Loan B is variable and is based on, at our option, adjusted Term SOFR Rate or adjusted Daily Simple SOFR. The interest rate margins applicable to adjusted Term SOFR Rate or adjusted Daily Simple SOFR loans are 2.50 percent with a floor of 0.50 percent. A portion of the principal balance of the Term Loan B is repayable in quarterly installments on the last business day of each quarterly period in an amount equal to 0.25 percent of the principal amount, with the balance due at maturity on April 10, 2030.
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
The EPA issued its Record of Decision (ROD) in January 2017 for the Portland Harbor CERCLA site. The selected remedy includes a combination of sediment removal, capping, enhanced and monitored natural recovery and riverbank improvements. The ROD does not determine who is responsible for remediation costs. At that time, the net present value and undiscounted costs of the selected remedy as estimated in the ROD were approximately $1.1 billion and $1.7 billion, respectively. These costs will likely increase given the remedy has not and will not be implemented for several years. Responsibility for implementing and funding that work will be decided in the separate private allocation process which is ongoing and is expected to provide further clarification with respect to liability allocation by the end of 2026. In November 2024, Koppers Inc. received a Special Notice Letter (SNL) from the EPA. The SNL was formally issued to approximately 60 parties and initiates negotiations between PRPs and the EPA for implementation of the ROD. In May 2025, Koppers Inc. submitted a response to the SNL to the EPA.
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
We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.8 million as of June 30, 2026. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.
There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of June 30, 2026, our estimated environmental remediation liability for these acquired sites totals $3.6 million.

In June 2024, Koppers Inc. received a letter stating that the Illinois Attorney General’s Office (IL AGO) received an enforcement referral from the Illinois Environmental Protection Agency relating to certain alleged air emissions violations at our Stickney, IL facility. In connection with this matter, on June 17, 2026, IL AGO filed a complaint in the Circuit Court of Cook County against Koppers Inc. and Koppers Carbon Materials LLC alleging air emissions-related violations of state-issued permits, regulations and statutes, and seeking civil penalties, injunctive relief and IL AGO’s costs and legal fees. Subsequent to that filing, we and IL AGO have engaged in discussions about a potential resolution to this matter, which may include a civil penalty and may require us to discontinue certain operations and withdraw our air permits at our Stickney, IL facility by agreed-upon dates, consistent with our decision to discontinue distillation and chemical manufacturing operations at the facility, as announced on May 8, 2026. Accordingly, we have accrued our estimated liability of the probable penalty as of June 30, 2026.
The timing of a resolution to this matter cannot be reasonably determined. Although Koppers Inc. and Koppers Carbon Materials LLC are vigorously defending this matter, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of June 30, 2026, our estimated environmental remediation liability for the acquired site totals $1.2 million.
Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of June 30, 2026 and December 31, 2025, $1.6 million and $1.8 million, respectively, were classified as current liabilities.

	Period ended
	June 30, 2026	December 31, 2025
(Dollars in millions)
Balance at beginning of period	$10.2	$10.3
Expense	0.2	0.5
Cash expenditures	(0.3)	(0.4)
Revision of reserves	(0.1)	(0.3)
Currency translation	0.0	0.1
Balance at end of period	$10.0	$10.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, transformation initiatives, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the successful implementation of multi-year cost mitigation programs; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; geopolitical events (including the current conflicts in the Middle East); current and potential future tariffs or duties; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; timing and results of any transformation initiatives, including estimates and assumptions related to the cost and the anticipated benefits of the transformation initiatives; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations and compliance therewith; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Through our RUPS business, we believe that we are the largest supplier of railroad crossties to the Class I railroads in North America and the second largest producer of utility poles in the United States. Our utility poles are used in the electric, telephone, and broadband industries in the United States and Australia and construction pilings in the United States. In addition, we provide untreated wood products and rail joint bars to the railroad markets. We also operate a business related to the recovery of used crossties, serving the same customer base as our North American railroad business.
Through our PC business, we believe that we are the global leader in developing, manufacturing and marketing wood preservation chemicals and wood treatment technologies for use in the pressure treating of lumber for residential, industrial and agricultural applications.

Our CMC business processes coal tar into a variety of products, including creosote, carbon pitch, carbon black feedstock and naphthalene, which are intermediate materials necessary in the pressure treatment of wood, and the production of aluminum, steel, carbon black and high-strength concrete. See Note 2 - Restructuring for further discussion of the discontinuation of distillation and chemical manufacturing operations in Stickney, Illinois.
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
After considering the current intensely competitive environment, global economic conditions, as well as ongoing uncertainty associated with geopolitical and supply chain challenges, we commenced taking measures to streamline our organization to support an increasingly cost-conscious customer base. These actions, some of which are one-time savings and some of which are expected to be permanent savings, are intended to ensure that we grow our profitability and support a higher margin profile by leveraging a smaller global team highly focused on serving customer preferences. Through the planning phase that occurred throughout 2025, we believe we have identified actionable transformation initiatives to position Koppers for future success, creating a roadmap to reshape our company into a higher earning, higher margin, higher free cash flow and higher return on capital business by the end of 2028. These initiatives impact all facets of the organization and are focused on growing the more profitable businesses while continuing to selectively scale back our lower margin, capital intensive business. We believe this will grow earnings per share, lower our maintenance and capital requirements and consistently generate higher margins.
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
•For our CMC segment, our focus is to continue to (i) execute on domestic plant restructuring projects including the discontinuation of distillation and chemical manufacturing operations at our Stickney, Illinois plant by the end of 2026 (see Note 2 - Restructuring), (ii) optimize and develop markets for enhanced carbon products and (iii) develop and implement global tar and pitch strategies to mitigate expected raw material cost increases.

Significant market indicators for our businesses include:
•The Railway Tie Association’s estimate of total crosstie purchases in 2026 is approximately 19.8 million ties, with approximately 13.2 million for Class I railroads, which is slightly below the 2025 estimate of crosstie purchases. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range. However, volumes for our business in any year can be affected by individual customer demands, logistics and business conditions.
•Market demand for utility poles is expected to grow over the next few years. The main driver for growth is the construction of data centers that support artificial intelligence development. The data centers that are being constructed nationwide consume large amounts of electricity which will require infrastructure expansion including utility poles. Other drivers of pole demand include aging pole infrastructure, the expansion of renewable energy, vehicle electrification, grid-hardening measures, extreme weather protection and increased manufacturing. Our Utility Products business continues to focus on expanding its presence in the midwestern and western United States.
•Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University expects year-over-year growth in home renovation and repair spending of just 0.5 percent by the first quarter of 2027 - a pace that remains positive in nominal terms but is less than overall inflation. Our PC business expects higher volumes through market share growth and acquiring new customers, including international expansion.
•For the external markets served by our CMC business, we have experienced a slowdown in manufacturing overall as well as in the steel, aluminum and carbon black industries. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of the long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products. We have invested in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.
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

Results of Operations – Comparison of Three Months Ended June 30, 2026 and 2025
Consolidated Results

	Three Months Ended June 30,
	2026	2025	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$245.9	$250.4	$(4.5)	(1.8)%
Performance Chemicals	168.2	150.8	17.4	11.5%
Carbon Materials and Chemicals	106.0	103.6	2.4	2.3%
Total	$520.1	$504.8	$15.3	3.0%
Net sales increased $15.3 million or 3.0 percent in the second quarter of 2026 as compared to the prior year quarter. Excluding the net unfavorable impact of 2025 acquisitions, divestitures, and product line rationalizations of $16.3 million and the favorable currency conversion effect of $6.7 million, net sales increased $24.9 million or 5.1 percent primarily driven by an increase in PC and utility pole volumes. The volume-driven increase was offset in part by unfavorable pricing and sales mix in our RUPS segment, when compared to the same period last year.
RUPS net sales decreased due primarily to approximately $11.9 million related to the sale of our railroad services business during the third quarter of 2025, price decreases across multiple markets, particularly for crossties, and unfavorable sales mix. These decreases were partly offset by a 16 percent volume increase in our domestic utility pole business, including our acquisition of a western U.S. pole procurement business, and increased volumes for crossties. Foreign currency changes had a favorable impact on sales in the current year period of $1.0 million compared to the prior year period, mainly from our Australian utility pole business.
PC net sales increased due to an 11 percent volume increase, primarily in the Americas, partly offset by lower prices, primarily in Europe. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $2.2 million compared to the prior year period.
CMC net sales increased due mainly to volume and price increases for carbon black feedstock and volume increases for carbon pitch. These increases were partly offset by lower volumes of phthalic anhydride and refined tar as well as lower sales prices for carbon pitch where prices were down approximately two percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $3.5 million compared to the prior year period. See Note 2 - Restructuring for further discussion.
Cost of sales as a percentage of net sales was 79 percent, compared to 77 percent in the prior year period as higher raw material and freight costs were partly offset by higher sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment Results" herein.
Selling, general and administrative expenses were $1.4 million higher when compared to the prior year period due mainly to an increase in legal costs and an increase in compensation-related costs, in particular higher stock-based long-term incentive plan expenses of $1.2 million. These increases were partly offset by lower other administrative expenses. See Note 6 - Stock-based Compensation for changes related to our long-term incentive plan.
Impairment and restructuring charges in the current year period represent costs associated with the plans to cease production at our facility in Stickney, Illinois, the decision to idle two plants in our RUPS business and consulting services related to our multi-year business transformation activities. In the prior year period, it also includes our workforce reduction program across select U.S. locations to streamline operations and reduce costs. See Note 2 - Restructuring.
Interest expense was $2.3 million lower when compared to the prior year period due to lower interest rates as well as lower borrowings.
Income tax (benefit) provision decreased by $40.0 million when compared to the prior year period due to lower income before income taxes primarily as a result of impairment and restructuring charges. See Note 8 - Income Taxes and Note 2 - Restructuring.

Segment Results

	Three Months Ended June 30,
	2026	2025	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$25.7	$31.6	$(5.9)	(18.7)%
Performance Chemicals	37.7	28.7	9.0	31.4%
Carbon Materials and Chemicals	7.6	16.8	(9.2)	(54.8)%
Total	$71.0	$77.1	$(6.1)	(7.9)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.5%	12.6%	(2.1)%	(16.7)%
Performance Chemicals	22.4%	19.0%	3.4%	17.9%
Carbon Materials and Chemicals	7.2%	16.2%	(9.0)%	(55.6)%
RUPS adjusted EBITDA decreased due to net sales price decreases and unfavorable sales mix, higher raw material costs and approximately $1.7 million related to the sale of our railroad services business during the third quarter of 2025. These decreases were partly offset by an increase in sales volume in our domestic utility pole business.
PC adjusted EBITDA increased due primarily to higher sales volume and lower raw material costs of $1.3 million, partly offset by increased logistics expenses. Lower raw material costs were favorably impacted by the benefit realized from our copper-hedging program, net of increased scrap copper costs.
CMC adjusted EBITDA decreased due to higher raw material, operating and selling, general and administrative expenses of $9.2 million, partly offset by the operating cost savings from discontinuing phthalic anhydride production at our facility in Stickney, Illinois.
Results of Operations – Comparison of Six Months Ended June 30, 2026 and 2025
Consolidated Results

	Six Months Ended June 30,
	2026	2025	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$465.9	$485.4	$(19.5)	(4.0)%
Performance Chemicals	310.3	271.7	38.6	14.2%
Carbon Materials and Chemicals	199.2	204.2	(5.0)	(2.4)%
Total	$975.4	$961.3	$14.1	1.5%
RUPS net sales decreased due primarily to approximately $21.4 million related to the sale of our railroad services business during the third quarter of 2025, as well as price and volume decreases across multiple markets, particularly for crossties. These decreases were partly offset by a 14 percent volume increase in our domestic utility pole business led by expansion in new markets, including our acquisition of a western U.S. pole procurement business. Foreign currency changes had a favorable impact on sales in the current year period of $2.4 million compared to the prior year period, mainly from our Australian utility pole business.
PC net sales increased due to a 12 percent volume increase, primarily in the Americas. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $5.6 million compared to the prior year period.
CMC net sales decreased due mainly to lower phthalic anhydride volumes of $19.6 million as we ceased production of the product in the second quarter of 2025, lower sales prices across most products, especially carbon pitch where prices were down approximately six percent globally, and lower creosote and refined tar volumes. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for carbon black feedstock, naphthalene and carbon pitch. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $11.3 million compared to the prior year period. See Note 2 - Restructuring for further discussion.
Cost of sales as a percentage of net sales was 80 percent, compared to 77 percent in the prior year period as higher raw material and freight costs were partly offset by higher sales volumes. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment Results" herein.

Depreciation and amortization expenses were $1.3 million higher when compared to the prior year period primarily as a result of depreciation on recent capital expenditures as well as higher asset retirement obligations in our European CMC operations.
Selling, general and administrative expenses were $2.0 million higher when compared to the prior year period due mainly to an increase in legal costs, partly offset by lower other administrative expenses.
Impairment and restructuring charges in the current year period represent costs associated with the plans to cease production at our facility in Stickney, Illinois, the decision to idle two plants in our RUPS business and consulting services related to our comprehensive assessment of our businesses. In the prior year period, it also includes our workforce reduction program across select U.S. locations to streamline operations and reduce costs. See Note 2 - Restructuring.
Loss (gain) on sale of assets in the current year period was primarily related to the liquidation of KCCC. See Note 2 - Restructuring.
Other income, net decreased by $1.6 million compared to the prior year period due primarily to the sale of our office space in Griffin, Georgia in the prior year period.
Interest expense was $3.9 million lower when compared to the prior year period due to lower interest rates and lower borrowings.
Loss on pension settlement in the prior year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.
Income tax (benefit) provision decreased by $35.9 million when compared to the prior year period due to lower income before income taxes primarily as a result of impairment and restructuring charges. See Note 8 – Income Taxes and Note 2 - Restructuring.
Segment Results

	Six Months Ended June 30,
	2026	2025	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$48.3	$57.1	$(8.8)	(15.4)%
Performance Chemicals	63.5	48.8	14.7	30.1%
Carbon Materials and Chemicals	8.5	26.7	(18.2)	(68.2)%
Total	$120.3	$132.6	$(12.3)	(9.3)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.4%	11.8%	(1.4)%	(11.9)%
Performance Chemicals	20.5%	18.0%	2.5%	13.9%
Carbon Materials and Chemicals	4.3%	13.1%	(8.8)%	(67.2)%
RUPS adjusted EBITDA decreased due to net sales price decreases and unfavorable sales mix, higher raw material costs and approximately $2.3 million related to the sale of our railroad services business during the third quarter of 2025. These decreases were partly offset by increased sales volume in our domestic utility pole business.
PC adjusted EBITDA increased due primarily to higher sales volumes, partly offset by $3.6 million of higher logistics, operating and raw material expenses.
CMC adjusted EBITDA decreased due to lower sales prices and higher raw material, operating and selling, general and administrative expenses of $10.8 million. These decreases were partly offset by operating cost savings of $4.1 million from discontinuing phthalic anhydride production at our facility in Stickney, Illinois.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Net (loss) income	$(147.5)	$16.4	$(140.4)	$2.5
Interest expense	15.0	17.3	30.0	33.9
Depreciation and amortization	17.9	18.0	37.3	36.0
Income tax (benefit) provision	(32.5)	7.5	(31.7)	4.2
Sub-total	(147.1)	59.2	(104.8)	76.6
Adjustments to arrive at adjusted EBITDA:
Acquisition inventory step-up amortization	0.5	0.0	0.8	0.0
Amortization of cloud-based software implementation costs	0.7	0.5	1.2	0.8
Impairment, restructuring and plant closure costs(1)	215.8	17.6	223.6	37.6
LIFO benefit(2)	(2.3)	(0.7)	(3.5)	(2.5)
Loss (gain) on sale of assets	0.4	0.0	(3.9)	(0.3)
Mark-to-market commodity hedging losses (gains)	3.0	(0.7)	6.9	(9.8)
Pension settlement and expense	0.0	1.2	0.0	30.2
Total adjustments	218.1	17.9	225.1	56.0
Adjusted EBITDA	$71.0	$77.1	$120.3	$132.6
(1)See Note 2 - Restructuring.
(2)The LIFO expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
Cash Flow
Net cash provided by operating activities for the six months ended June 30, 2026 was $96.3 million compared to net cash provided by operating activities of $27.8 million in the prior year. The primary source of cash was net income excluding non-cash items, principally impairment, depreciation and, in 2025, the pension settlement loss. Working capital usage improved in the current year primarily as a result of the timing of receipts and payments as well as a reduction in inventory. Additionally, in 2025, working capital was negatively impacted by pension funding of approximately $14 million in connection with the settlement.
Net cash used in investing activities for the six months ended June 30, 2026 was $22.4 million compared to $39.3 million in the prior year. The decrease was due in part to cash paid in 2025 for a land transfer associated with our agreement to liquidate KCCC.
Net cash used in financing activities for the six months ended June 30, 2026 was $70.7 million compared to net cash provided by financing activities of $3.3 million in the prior year. In the current year, the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, net repayments of $23.5 million and dividends. In the prior year, the primary source of financing cash flows was net borrowings of $37.2 million and the primary uses of financing cash flows in the prior year were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, and dividends.
Liquidity and Capital Resources
As of June 30, 2026, liquidity from our Credit Facility after considering restrictions from debt covenants and cash on hand was approximately $390 million. Our Credit Facility is described in Note 11 – Debt.
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
We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of June 30, 2026, approximately 85 percent of accounts payable was current and 15 percent was 1-30 days past due. As of December 31, 2025, approximately 95 percent of accounts payable was current and 5 percent was 1-30 days past due.

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
Bank Debt Covenants
The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:
•The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio as of June 30, 2026 was 3.4.
•The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio as of June 30, 2026 was 4.4.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended June 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
April 1 - April 30	0	$0.00	0	$44.6
May 1 - May 31	158,309	$41.27	158,309	$38.1
June 1 - June 30	199,923	$42.55	199,923	$29.6
Total	358,232		358,232
(1)On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)Excludes any fees or commissions associated with the share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

KOPPERS HOLDINGS INC. (REGISTRANT)
Date: August 6, 2026	By:	/s/ ERIC D. BRENNER
Eric D. Brenner Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)