Form 10-Q
period 2026-09-30
Koppers Holdings Inc.
filed 2026-11-06
CIK 1315257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common Stock, par value $0.01 per share, outstanding at October 30, 2026 amounted to 18,796,413 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions, except share and per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$499.1	$485.3	$1,474.5	$1,446.6
Cost of sales	399.9	368.3	1,179.7	1,109.6
Depreciation and amortization	18.1	17.6	55.4	53.6
Selling, general and administrative	40.9	37.5	123.5	118.1
Impairment and restructuring	9.8	10.2	233.4	47.8
(Gain) on sale of assets	0.0	(0.1)	(3.9)	(0.4)
Operating profit (loss)	30.4	51.8	(113.6)	117.9
Other income, net	1.0	0.7	2.9	4.2
Interest expense	14.9	16.7	44.9	50.6
Loss on pension settlement	0.0	0.0	0.0	29.0
Income (loss) before income taxes	16.5	35.8	(155.6)	42.5
Income tax provision (benefit)	1.8	12.0	(29.9)	16.2
Net income (loss)	$14.7	$23.8	$(125.7)	$26.3
Earnings (loss) per common share:
Basic	$0.78	$1.21	$(6.55)	$1.32
Diluted	$0.75	$1.17	$(6.55)	$1.29
Weighted average shares outstanding (in thousands):
Basic	18,874	19,654	19,182	19,964
Diluted	19,660	20,212	19,182	20,414

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$14.7	$23.8	$(125.7)	$26.3
Changes in other comprehensive (loss) income:
Currency translation adjustment	(0.1)	(1.1)	(6.6)	28.7
Cash flow hedges, net of tax of $(1.6), $0.4, $(1.8) and $(1.6)	5.2	(1.1)	5.3	3.3
Pension adjustments, net of tax of $0.0, $(0.1), $0.0 and $8.2	0.2	0.1	0.7	25.3
Comprehensive income (loss)	$20.0	$21.7	$(126.3)	$83.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2026	December 31, 2025
(Dollars in millions, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$42.8	$38.0
Accounts receivable, net of allowance of $4.5 and $7.0	203.9	158.7
Inventories, net	387.3	411.2
Derivative contracts	20.1	31.5
Other current assets	20.8	29.3
Total current assets	674.9	668.7
Property, plant and equipment, net of accumulated depreciation of $655.5 and $465.4	476.7	650.9
Goodwill	329.1	329.4
Intangible assets, net	93.5	106.7
Operating lease right-of-use assets	102.7	102.9
Deferred tax assets	7.4	7.0
Other assets	33.0	21.2
Total assets	$1,717.3	$1,886.8
Liabilities
Accounts payable	$153.5	$122.4
Accrued liabilities	95.2	72.6
Current operating lease liabilities	30.9	27.2
Current maturities of long-term debt	4.9	4.9
Total current liabilities	284.5	227.1
Long-term debt	883.3	914.3
Operating lease liabilities	72.3	76.1
Accrued postretirement benefits	12.8	13.7
Deferred tax liabilities	8.9	43.7
Other long-term liabilities	53.0	37.6
Total liabilities	1,314.8	1,312.5
Commitments and contingent liabilities (Note 12)
Equity
Senior Convertible Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	0.0	0.0
Common Stock, $0.01 par value per share; 80,000,000 shares authorized; 26,868,672 and 26,213,052 shares issued	0.3	0.3
Additional paid-in capital	344.3	332.4
Retained earnings	407.8	539.4
Accumulated other comprehensive loss	(61.7)	(61.4)
Treasury stock, at cost, 8,072,259 and 6,757,247 shares	(288.2)	(236.7)
Total Koppers shareholders’ equity	402.5	574.0
Noncontrolling interests	0.0	0.3
Total equity	402.5	574.3
Total liabilities and equity	$1,717.3	$1,886.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)
Cash provided by (used in) operating activities:
Net (loss) income	$(125.7)	$26.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.4	53.6
Impairment and depreciation in impairment and restructuring	210.2	18.0
Stock-based compensation	10.0	10.7
Change in derivative contracts	7.9	(14.7)
Non-cash interest expense	2.8	2.8
(Gain) on sale of assets	(3.8)	(0.3)
Insurance proceeds	0.0	(2.2)
Deferred income taxes	(43.0)	1.6
Pension settlement	0.0	29.0
Change in other liabilities	2.8	3.3
Cloud-based software implementation costs, net of amortization	(0.2)	(4.0)
Other - net	(3.0)	(1.9)
Changes in working capital:
Accounts receivable	(46.7)	(3.5)
Inventories	18.9	13.9
Accounts payable	32.9	(22.0)
Accrued liabilities	9.2	(27.1)
Other working capital	(0.8)	(6.1)
Net cash provided by operating activities	126.9	77.4
Cash (used in) provided by investing activities:
Capital expenditures	(34.9)	(38.4)
Insurance proceeds	0.0	2.2
Sale of assets	0.0	2.5
Sale of business and divestitures	0.7	4.8
Other investing activities	1.2	(9.6)
Net cash (used in) investing activities	(33.0)	(38.5)
Cash (used in) provided by financing activities:
Borrowings of credit facility	582.6	420.4
Repayments of credit facility	(612.7)	(424.5)
Repayments of long-term debt	(3.7)	(3.7)
Issuances of Common Stock	1.9	1.1
Repurchases of Common Stock	(51.0)	(33.3)
Payment of debt issuance costs	0.0	(2.6)
Dividends paid and return of capital to noncontrolling interests	(5.5)	(4.7)
Net cash (used in) financing activities	(88.4)	(47.3)
Effect of exchange rate changes on cash	(0.7)	2.4
Net increase (decrease) in cash and cash equivalents	4.8	(6.0)
Cash and cash equivalents at beginning of period	38.0	43.9
Cash and cash equivalents at end of period	$42.8	$37.9
The accompanying notes are an integral part of these condensed consolidated financial statements.
See Note 1 for supplemental cash flow information.

KOPPERS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total equity – beginning of period	$387.0	$527.1	$574.3	$489.0
Common Stock:
Balance at beginning and end of period	0.3	0.3	0.3	0.3
Additional paid-in capital:
Balance at beginning of period	339.7	326.1	332.4	317.2
Employee stock plans	3.2	2.4	10.0	10.7
Issuance of common stock	1.4	0.5	1.9	1.1
Balance at end of period	344.3	329.0	344.3	329.0
Retained earnings:
Balance at beginning of period	395.0	489.3	539.4	490.3
Net income (loss)	14.7	23.8	(125.7)	26.3
Common Stock dividends ($0.09, $0.08, $0.27 and $0.24 per share)	(1.9)	(1.7)	(5.6)	(5.2)
Return of capital to noncontrolling interests	0.0	0.0	(0.3)	0.0
Balance at end of period	407.8	511.4	407.8	511.4
Accumulated other comprehensive loss:
Balance at beginning of period	(67.0)	(61.2)	(61.4)	(120.6)
Currency translation adjustment	(0.1)	(1.1)	(6.3)	28.7
Cash flow hedges, net of tax(1)	5.2	(1.1)	5.3	3.3
Pension adjustments, net of tax(2)	0.2	0.1	0.7	25.3
Balance at end of period	(61.7)	(63.3)	(61.7)	(63.3)
Treasury stock:
Balance at beginning of period	(281.0)	(227.7)	(236.7)	(198.5)
Purchases	(7.2)	(4.1)	(51.5)	(33.3)
Balance at end of period	(288.2)	(231.8)	(288.2)	(231.8)
Noncontrolling interests:
Balance at beginning of period	0.0	0.3	0.3	0.3
Currency translation adjustment	0.0	0.0	(0.3)	0.0
Balance at end of period	0.0	0.3	0.0	0.3
Total equity – end of period	$402.5	$545.9	$402.5	$545.9

(Shares in thousands)
Common Stock:
Balance at beginning of period	26,824	26,158	26,213	25,761
Issued for employee stock plans	45	36	656	433
Balance at end of period	26,869	26,194	26,869	26,194
Treasury Stock:
Balance at beginning of period	(7,921)	(6,446)	(6,757)	(5,480)
Shares repurchased	(151)	(135)	(1,315)	(1,101)
Balance at end of period	(8,072)	(6,581)	(8,072)	(6,581)
Common Stock Outstanding	18,797	19,613	18,797	19,613
(1)Amounts reclassified from accumulated other comprehensive income to net income related to derivative financial instruments, net of tax, were $0.5 million and $1.1 million during the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $2.6 million during the nine months ended September 30, 2026 and 2025, respectively.
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
Supplemental Cash Flow Information – The following table summarizes non-cash activity in the Condensed Consolidated Statement of Cash Flows.

	Nine Months Ended September 30,
	2026	2025
(Dollars in millions)	(Unaudited)	(Unaudited)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$22.7	$33.9
Accrued capital expenditures	0.1	0.9
Non-cash consideration for sale of assets or acquisition	0.0	0.6

2. Restructuring
Plant Closures and Restructuring – The following table summarizes restructuring activities:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Total
	2026	2025	2026	2025
(Dollars in millions)
Stickney Shutdown:
Severance, retention and employee benefits	$0.2	$0.0	$2.2	$0.0	$2.2
Impairment	1.4	0.0	166.0	0.0	166.0
Depreciation and asset disposal costs	0.3	0.0	8.8	0.0	8.8
Plant cleaning, waste disposal and demolition costs	1.1	0.0	37.5	0.0	37.5
Phthalic Anhydride Shutdown:
Severance and employee benefits	0.1	0.2	0.2	0.8	1.2
Depreciation and asset disposal costs	0.2	0.0	0.4	18.5	27.0
Plant cleaning, waste disposal and demolition costs	0.6	3.0	1.9	10.9	15.3
Workforce reduction program	0.0	0.0	0.0	3.3	8.3
Consulting services	3.5	7.0	8.6	14.3	24.5
Other restructuring costs	2.4	0.0	7.8	0.0	11.4
Total impairment and restructuring	$9.8	$10.2	$233.4	$47.8	$302.2
Stickney Shutdown – We have made the decision to discontinue distillation and chemical manufacturing operations at our Carbon Materials and Chemicals facility in Stickney, Illinois. The decision was driven by challenging market conditions over the past decade, including unit operating costs outpacing our ability to capture higher pricing, reduced raw material supply from North American steel manufacturers and increased capital requirements. In October 2026, we discontinued distillation and chemical production activities and shifted production to our coal tar distillation facility located in Nyborg, Denmark. We continue to evaluate potentially appropriate uses for the Stickney facility.
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
We expect these combined actions to result in the following cumulative charges, which include the amounts already incurred in the above table:

Expected Totals	Low	High	Cumulative Incurred
(Dollars in millions)
Severance, retention and employee benefits (cash)	$5.0	$5.0	$2.2
Impairment, depreciation and asset disposal costs (non-cash)	176.0	185.0	174.8
Plant cleaning, waste disposal and demolition costs (cash)	52.0	62.0	37.5
Stickney Shutdown Total Pre-tax Charges	$233.0	$252.0	$214.5

Severance, retention and employee benefits (cash)	$2.0	$2.0	$1.2
Depreciation and asset disposal costs (non-cash)	28.0	28.0	27.0
Plant cleaning, waste disposal and demolition costs (cash)	21.0	25.0	15.3
Phthalic Anhydride Shutdown Total Pre-tax Charges	$51.0	$55.0	$43.5

Total Cash Charges	$80.0	$94.0	$56.2
Total Non-Cash Charges	$204.0	$213.0	$201.8
Workforce Reduction Program – In November 2024, we committed to a workforce reduction program across select U.S. locations, which is intended to streamline operations and reduce costs. This workforce reduction program resulted in the reallocation of people and resources, included voluntary and involuntary reductions in employees and ended in the fourth quarter of 2025.

Consulting Services – We have incurred and will continue to incur consulting and other professional service fees related to our multi-year company-wide transformative program. The program began with a comprehensive assessment of our businesses and functions, which was completed during the third quarter of 2025. We have and will continue to implement changes that we believe will enable us to improve profitability, modernize business processes and pursue portfolio realignment, if necessary.
Other Restructuring Costs – In the first quarter of 2026, we announced plans to idle two of our facilities. Consolidating production of these facilities will help us optimize our network, better align capacity with demand, reduce operating costs and strengthen the long-term competitiveness of our operations.
We made the decision to idle production activities at our Utility and Industrial Products facility in Vance, Alabama, effective in February 2026. Substantially all production handled at this location was transitioned to our Kennedy, Alabama plant. These facilities, located within 60 miles of each other, served the same market which resulted in plant underutilization, redundancy and higher operating costs.
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
The following table includes details of our Stickney shutdown, phthalic anhydride shutdown and workforce reduction program liabilities:

	Stickney Shutdown	Phthalic Anhydride Shutdown	Workforce Reduction Program
(Dollars in millions)
Liability at December 31, 2024	$0.0	$0.0	$4.4
Accrual	0.0	13.5	1.2
Cash paid	0.0	(8.1)	(5.0)
Liability at December 31, 2025	$0.0	$5.4	$0.6
Accrual(1)	39.7	2.1	0.0
Cash paid	(0.8)	(2.9)	(0.6)
Liability at September 30, 2026	$38.9	$4.6	$0.0
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
3. Fair Value Measurements
The following table presents the estimated fair values and the related carrying amounts of our financial instruments:

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Assets - Investments and Other Assets	$1.4	$1.4	$1.3	$1.3
Liabilities - Debt (including current portion)	$902.5	$895.8	$933.6	$928.3
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
During the third quarter of 2025, our quarterly effectiveness assessment identified that our hedging contracts had fallen outside the required effectiveness thresholds to continue cash flow hedge accounting. This was caused by the increased and cumulative volatility in the market prices for copper during the first half of 2025. Accordingly, we prospectively discontinued cash flow hedge accounting in the third quarter of 2025. As of September 30, 2026, $0.3 million remained in accumulated other comprehensive income and will be released to income as the underlying hedge contracts mature through December 2026. Subsequent changes in the fair value of these copper swap contracts will continue to be recognized immediately in earnings until such swap contracts settle or mature.
We enter into heating oil swap contracts to manage price risk associated with fuel oil purchases for our plant operations and certain raw material requirements. Generally, we will not hedge cash flow exposures for durations longer than 36 months and we have hedged certain volumes of heating oil through the end of 2027. These swap contracts are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations. As of September 30, 2026 and December 31, 2025, we had contracts totaling 2.2 million and 3.8 million gallons, respectively.
We enter into foreign currency forward contracts to manage foreign currency risk associated with our receivable and payable balances in addition to foreign-denominated sales. These forward contracts related to foreign currency are not designated as hedges so the unrealized gain or loss on the derivative is reported as cost of sales in the condensed consolidated statement of operations.
We enter into interest rate swaps to effectively convert portions of our variable interest rate debt into fixed rate debt to add stability to interest expense and to manage our exposure to interest rate movements. The interest rate swaps have been designated as cash flow hedges on interest payments involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In 2023, we entered into interest rate swap agreements with an aggregate notional amount of $400.0 million at a weighted average fixed Secured Overnight Financing Rate (SOFR) of 3.97 percent. These swap agreements expire in April 2027. During the second quarter of 2026, we entered into the following forward-starting interest rate swap agreements that commence in April 2027.

Expiration Date	Aggregate Notional Amounts	Weighted Average Fixed SOFR
(Dollars in millions)
April 2028	$100.0	4.10%
April 2029	$150.0	4.01%
April 2030	$150.0	3.99%
See the condensed consolidated statement of comprehensive income and condensed consolidated statement of shareholders' equity for amounts recorded in other comprehensive income and for amounts reclassified from accumulated other comprehensive income into net income.

The fair value of the outstanding derivative contracts recorded in the balance sheet are as follows:

		September 30, 2026
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$15.0	$3.4	$0.0	$1.7	$20.1
Other assets	1.6	0.4	0.0	5.1	7.1
Accrued liabilities	0.0	0.0	(0.3)	(0.3)	(0.6)
Net asset (liability) on balance sheet	$16.6	$3.8	$(0.3)	$6.5	$26.6
Accumulated other comprehensive gain, net of tax	$0.3	$0.0	$0.0	$5.0	$5.3

		December 31, 2025
	Copper Swap Contracts	Heating Oil Contracts	Foreign Currency Forward Contracts	Interest Rate Swap Contracts	Total
(Dollars in millions)
Derivative contracts	$31.4	$0.0	$0.0	$0.1	$31.5
Accrued liabilities	0.0	(0.4)	0.0	(2.2)	(2.6)
Other long-term liabilities	0.0	0.0	0.0	(1.1)	(1.1)
Net asset (liability) on balance sheet	$31.4	$(0.4)	$0.0	$(3.2)	$27.8
Accumulated other comprehensive gain (loss), net of tax	$2.5	$0.0	$0.0	$(2.4)	$0.1
We estimate that unrealized gains, net of tax, for commodity price hedging of $0.3 million and unrealized gains, net of tax, for interest rate swaps of $1.1 million, respectively, will be reclassified from other comprehensive income into earnings over the next twelve months.
The unrealized (loss) gain from our hedging contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Copper swap contracts	$(2.7)	$1.4	$(12.1)	$11.0
Heating oil contracts	1.6	0.3	4.2	0.5
Foreign currency forward contracts	(0.2)	(0.4)	(0.3)	0.2
Copper Swap Contracts – We had outstanding copper swap contracts of the following amounts:

	Units Outstanding (in Pounds)		Net Fair Value – Asset
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
(Amounts in millions)
Not designated as hedges	29.2	25.6	$16.6	$31.4
Foreign Currency Forward Contracts – The net notional amounts for outstanding contracts were:

	September 30, 2026		December 31, 2025
(In millions)
British Pound Sterling	GBP	0.0	GBP	0.3
New Zealand Dollars	NZD	3.0	NZD	0.0
United States Dollars	USD	13.5	USD	9.2

5. Earnings and Dividends per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions, except share and per share amounts)
Net income (loss)	$14.7	$23.8	$(125.7)	$26.3
Weighted average common shares outstanding (in thousands):
Basic	18,874	19,654	19,182	19,964
Effect of dilutive securities	786	558	0	450
Diluted	19,660	20,212	19,182	20,414
Earnings (loss) per common share:
Basic	$0.78	$1.21	$(6.55)	$1.32
Diluted	$0.75	$1.17	$(6.55)	$1.29
Antidilutive securities excluded from computation of diluted earnings per common share (in thousands)	0	291	789	582
On November 4, 2026, we declared a quarterly dividend of $0.09 per common share, payable on December 14, 2026 to shareholders of record as of November 27, 2026.
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
The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 200 percent of the target award based upon actual performance for units granted in 2025 and prior, and between zero and 250 percent of the target award based upon actual performance for units granted in 2026. If minimum performance criteria are not achieved, no performance stock units will vest. For the awards granted in 2026, target shares for units with a market condition totaled 129,843 and target shares for units with a performance condition totaled 141,377.
We calculated the fair value of the performance stock unit awards with a market condition on the date of the grant using the below listed assumptions.

	January 2026 Grant	May 2026 Grant
Grant date price per share of performance award	$26.93	$41.54
Expected volatility	37.74%	39.03%
Risk-free interest rate	3.53%	4.06%
Look-back period in years	3.00	3.00
Grant date fair value per share	$27.97	$68.25

The following table shows a summary of the status and activity of non-vested stock units:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2025	530,237	734,231	1,264,468	$35.22
Granted	256,608	272,652	529,260	$28.77
Credited from dividends	386	643	1,029	$28.32
Performance share adjustment	0	28,505	28,505	$28.93
Vested	(253,553)	(329,924)	(583,477)	$33.26
Forfeited	(32,842)	(19,364)	(52,206)	$35.10
Non-vested at September 30, 2026	500,836	686,743	1,187,579	$33.19
The following table shows a summary of the status and activity of stock options:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	507,130	$28.62
Exercised	(104,947)	$25.27
Expired	(6,664)	$32.19
Outstanding at September 30, 2026	395,519	$29.45	3.20	$6.4
Exercisable at September 30, 2026	395,519	$29.45	3.20	$6.4
The following table presents total stock-based compensation expense recognized in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Selling, general and administrative expenses	$3.2	$2.4	$10.0	$10.7
Less related income tax benefit	0.8	0.9	2.5	3.5
Decrease in net income	$2.4	$1.5	$7.5	$7.2
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

Our measure of segment profitability is adjusted income before interest expense, income taxes, depreciation, amortization and certain non-cash and/or other items that do not contribute directly to management’s evaluation of our operating results (as defined by us, adjusted EBITDA). These non-cash and/or other items typically include last-in, first-out (LIFO) inventory effects, impairment, restructuring and plant closure costs, significant gains or losses on sale of assets, mark-to-market commodity hedging, acquisition-related charges, amortization of cloud-based software implementation costs and other unusual items. This presentation is consistent with how our chief operating decision maker evaluates the results of operations and makes strategic decisions about the business. In addition, adjusted EBITDA is the primary measure used to determine the level of achievement of management’s short-term incentive goals and related payout, as well as one of the measures used to determine performance and related payouts for certain performance share units granted to management prior to 2026. For these reasons, we believe that adjusted EBITDA represents the most relevant measure of segment profit and loss.
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
Contract Balances – The timing of revenue recognition results in both billed accounts receivable and unbilled receivables, both classified as accounts receivable, net of allowance within the condensed consolidated balance sheet. Contract assets of $1.8 million for both periods are recorded within accounts receivable, net of allowance within the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025.
Segment Revenues for Significant Product Lines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Railroad and Utility Products and Services:
Railroad treated products	$137.6	$135.3	$419.1	$432.5
Utility poles	83.2	81.1	244.7	224.8
Railroad infrastructure products and services	12.0	16.3	34.9	60.8
Total Railroad and Utility Products and Services	$232.8	$232.7	$698.7	$718.1
Performance Chemicals:
Wood preservative products and other	$161.5	$144.3	$471.8	$416.0
Carbon Materials and Chemicals:
Pitch and related products	$79.5	$85.9	$224.7	$225.5
Carbon black feedstock and distillates	17.6	14.5	54.3	43.1
Naphthalene, phthalic anhydride, and other chemicals	7.7	7.9	25.0	43.9
Total Carbon Materials and Chemicals	$104.8	$108.3	$304.0	$312.5
Total	$499.1	$485.3	$1,474.5	$1,446.6

Segment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Cost of sales:
Railroad and Utility Products and Services	$187.9	$186.4	$568.1	$578.9
Performance Chemicals	121.7	100.4	351.2	288.0
Carbon Materials and Chemicals	90.3	81.5	260.4	242.7
Total	$399.9	$368.3	$1,179.7	$1,109.6
Selling, general and administrative expenses:
Railroad and Utility Products and Services	$18.5	$15.1	$54.0	$50.4
Performance Chemicals	14.4	15.0	44.0	45.5
Carbon Materials and Chemicals	8.0	7.4	25.5	22.2
Total	$40.9	$37.5	$123.5	$118.1
Other expense (income) to reconcile to Adjusted EBITDA(1):
Railroad and Utility Products and Services	$4.1	$2.0	$6.0	$2.5
Performance Chemicals	(4.2)	2.8	(16.5)	7.6
Carbon Materials and Chemicals	0.4	3.8	3.5	5.3
Total	$0.3	$8.6	$(7.0)	$15.4
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.3	$29.2	$70.6	$86.3
Performance Chemicals	29.6	26.1	93.1	74.9
Carbon Materials and Chemicals	6.1	15.6	14.6	42.3
Total	$58.0	$70.9	$178.3	$203.5
(1)Other (income) expense amounts primarily relate to miscellaneous (income) expense and the adjustments to reconcile to adjusted EBITDA such as acquisition-related charges, LIFO inventory effects and mark-to-market commodity hedging.
Segment Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.3	$29.2	$70.6	$86.3
Performance Chemicals	29.6	26.1	93.1	74.9
Carbon Materials and Chemicals	6.1	15.6	14.6	42.3
Items excluded from the determination of segment profit:
Acquisition inventory step-up amortization	0.0	0.0	(0.8)	0.0
Amortization of cloud-based software implementation costs	(0.8)	(0.3)	(2.0)	(1.1)
Gain on sale of assets	0.0	0.1	3.9	0.4
Impairment, restructuring and plant closure costs(1)	(9.8)	(10.2)	(233.4)	(47.8)
LIFO benefit(2)	3.1	4.8	6.6	7.3
Mark-to-market commodity hedging (losses) gains	(1.0)	4.9	(7.9)	14.7
Pension settlement and expense	0.0	(0.1)	0.0	(30.3)
Depreciation and amortization	(18.1)	(17.6)	(55.4)	(53.6)
Interest expense	(14.9)	(16.7)	(44.9)	(50.6)
Income tax (provision) benefit	(1.8)	(12.0)	29.9	(16.2)
Net income (loss)	$14.7	$23.8	$(125.7)	$26.3
(1)See Note 2 - Restructuring.
(2)The LIFO benefit (expense) adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a first-in, first-out (FIFO) inventory basis.

Other Segment Disclosures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Intersegment revenues:
Performance Chemicals	$8.2	$8.5	$23.9	$23.3
Carbon Materials and Chemicals	27.6	22.9	78.8	68.3
Total	$35.8	$31.4	$102.7	$91.6
Depreciation and amortization expense:
Railroad and Utility Products and Services	$8.3	$8.2	$24.7	$25.2
Performance Chemicals	4.1	4.0	12.4	11.9
Carbon Materials and Chemicals	5.7	5.4	18.3	16.5
Total	$18.1	$17.6	$55.4	$53.6
Capital expenditures:
Railroad and Utility Products and Services	$3.1	$4.3	$13.6	$13.6
Performance Chemicals	5.0	3.7	11.8	9.6
Carbon Materials and Chemicals	3.0	3.6	8.9	13.8
Corporate	0.1	0.4	0.6	1.4
Total	$11.2	$12.0	$34.9	$38.4
Segment Assets

	September 30, 2026	December 31, 2025
(Dollars in millions)
Segment assets:
Railroad and Utility Products and Services	$803.7	$827.5
Performance Chemicals	560.6	536.6
Carbon Materials and Chemicals(1)	318.1	486.7
Corporate	34.9	36.0
Total	$1,717.3	$1,886.8
Goodwill:
Railroad and Utility Products and Services	$156.5	$156.4
Performance Chemicals	172.6	173.0
Total	$329.1	$329.4
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

The estimated annual effective income tax rate differs from the U.S. federal statutory tax rate due to:

	September 30,
	2026	2025
Federal income tax rate	21.0%	21.0%
Foreign earnings taxed at different rates	(2.0)	5.3
Nondeductible expenses	(0.9)	1.7
State income taxes, net of federal tax benefit	0.8	3.0
Change in tax contingency reserves	(0.2)	0.4
U.S. tax on international operations, net of credits	0.0	1.4
Estimated annual effective income tax rate	18.7%	32.8%
The estimated annual effective income tax rate for 2026 is materially lower than the estimated annual effective income tax rate for 2025 due to the Stickney shutdown tax benefit being recorded at a tax rate of approximately 23 percent, which is materially less than the tax rate that is recorded on the pre-tax income from our worldwide operations. The estimated annual effective tax rate for 2026 is less than the federal income tax rate since the estimated result of our worldwide operations is a pre-tax loss. The effect of the higher foreign tax rate and the other reconciling tax expense items in the above table reduce the estimated annual effective income tax rate as there is a pre-tax loss in the U.S.
Income taxes as a percentage of pre-tax income were 10.9 percent and 19.2 percent for the three and nine months ended September 30, 2026, respectively. The effective income tax rate for the three months ended September 30, 2026 was lower than the estimated annual effective income tax rate due primarily to our estimated annual effective income tax rate, partially offset by net discrete tax expenses recognized in the period. The effective income tax rate for the nine months ended September 30, 2026 was slightly higher than the respective estimated annual effective income tax rate due to various discrete items, which were not material in the aggregate or individually.
Income taxes as a percentage of pre-tax income were 33.5 percent and 38.1 percent for the three and nine months ended September 30, 2025, respectively. The effective income tax rate for the three months ended September 30, 2025 was slightly higher than the estimated annual effective income tax rate due to additional tax expense recognized in the quarter as a result of increases in the estimated annual effective income tax rate from the prior period. The effective income tax rate for the nine months ended September 30, 2025 was significantly higher than the respective estimated annual effective income tax rate due to the loss on pension settlement, which has been treated as a discrete item.
During the year, management regularly updates estimates of pre-tax income and income tax expense based on changes in pre-tax income projections by taxable jurisdiction, repatriation of foreign earnings, unrecognized tax benefits and other tax matters. To the extent that actual results vary from these estimates, the actual annual effective income tax rate at the end of the year could be materially different from the estimated annual effective income tax rate as of the nine months ended September 30, 2026.
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
As of September 30, 2026 and December 31, 2025, unrecognized tax benefits of $1.1 million for both periods would affect the effective tax rate if recognized. We do not anticipate material changes to the amount of unrecognized tax benefits within the next twelve months.

9. Inventories

	September 30, 2026	December 31, 2025
(Dollars in millions)
Raw materials	$300.8	$351.6
Work in process	13.1	17.3
Finished goods	171.5	147.0
Total	$485.4	$515.9
Less revaluation to LIFO	98.1	104.7
Inventories, net	$387.3	$411.2
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
In connection with the planned termination of our defined benefit pension plan in the United Kingdom, in 2021, we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of $67.8 million, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members. We expect to recognize a pre-tax pension settlement loss of approximately $20 million upon the pension obligation becoming irrevocably settled. The timing of the conversion to a buy-out policy and related recognition of the estimated pension settlement loss has been impacted by a ruling from the High Court of Justice in the United Kingdom in the case of Virgin Media Limited v NTL Pension Trustees II Limited and Others (the "Virgin Media Case") related to certain amendments to UK pension plans. In April 2026, the UK government approved legislation to address industry-wide issues resulting from the Virgin Media Case. This legislation will enable us to proceed with the conversion to a buy-out policy which is expected to be completed by the second quarter of 2027 at the latest.
The following table provides the components of net periodic benefit cost for the pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Service cost	$0.0	$0.2	$0.1	$1.8
Interest cost	0.7	0.5	1.9	2.4
Expected return on plan assets	(0.5)	(0.5)	(1.5)	(1.8)
Amortization of net loss	0.2	0.3	0.7	0.9
Settlement	0.0	0.0	0.0	29.0
Net periodic benefit cost	$0.4	$0.5	$1.2	$32.3
Defined contribution plan expense	$2.1	$1.6	$6.7	$6.1

11. Debt

	Weighted Average Interest Rate	Maturity	September 30, 2026	December 31, 2025
(Dollars in millions)
Credit Facility	5.83%	2030	$417.9	$448.0
Term Loan B	6.41%	2030	477.9	480.3
Total debt			$895.8	$928.3
Less current maturities of long-term debt			4.9	4.9
Less unamortized debt issuance costs			7.6	9.1
Long-term debt			$883.3	$914.3
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
As of September 30, 2026, we had $320 million of unused revolving credit availability after restrictions from certain letter of credit commitments and other covenants. As of September 30, 2026, $7.3 million of commitments were utilized by outstanding letters of credit.
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
We have accrued the estimated costs of participating in the PRP groups at the Portland Harbor and Newark Bay CERCLA sites and estimated de minimis contributor settlement amounts at the sites totaling $3.8 million as of September 30, 2026. The actual cost could be materially higher as there has not been a determination of how those costs will be allocated among the PRPs at the sites. Accordingly, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.
There are two plant sites related to the PC business and one plant site related to the Utility and Industrial Products business in our RUPS segment in the United States where we have recorded environmental remediation liabilities for soil and groundwater contamination which occurred prior to our acquisition of the businesses. As of September 30, 2026, our estimated environmental remediation liability for these acquired sites totals $3.6 million.
In June 2024, Koppers Inc. received a letter stating that the Illinois Attorney General’s Office (IL AGO) received an enforcement referral from the Illinois Environmental Protection Agency relating to certain alleged air emissions violations at our Stickney, IL facility. In connection with this matter, on June 17, 2026, IL AGO filed a complaint in the Circuit Court of Cook County against Koppers Inc. and Koppers Carbon Materials LLC alleging air emissions-related violations of state-issued permits, regulations and statutes, and seeking civil penalties, injunctive relief and IL AGO’s costs and legal fees. Subsequent to that filing, we and IL AGO have engaged in discussions about a potential resolution to this matter, which may include a civil penalty and may require us to discontinue certain operations and withdraw our air permits at our Stickney, IL facility by agreed-upon dates, consistent with our decision to discontinue distillation and chemical manufacturing operations at the facility, as announced on May 8, 2026. Accordingly, we have accrued our estimated liability of the probable penalty as of September 30, 2026.
The timing of a resolution to this matter cannot be reasonably determined. Although Koppers Inc. and Koppers Carbon Materials LLC are vigorously defending this matter, an unfavorable resolution of this matter may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Foreign Environmental Matters. There is one plant site related to the PC business located in Australia where we have recorded an environmental remediation liability for soil and groundwater contamination which occurred prior to the acquisition of the business. As of September 30, 2026, our estimated environmental remediation liability for the acquired site totals $1.3 million.
Environmental Reserves Rollforward. The following table reflects changes in the accrual for environmental remediation. As of September 30, 2026 and December 31, 2025, $1.7 million and $1.8 million, respectively, were classified as current liabilities.

	Period ended
	September 30, 2026	December 31, 2025
(Dollars in millions)
Balance at beginning of period	$10.2	$10.3
Expense	0.5	0.5
Cash expenditures	(0.6)	(0.4)
Revision of reserves	(0.1)	(0.3)
Currency translation	0.0	0.1
Balance at end of period	$10.0	$10.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and any documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, acquisitions, restructuring, declines in the value of Koppers assets and the effect of any related impairment charges, profitability and anticipated synergies, expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “outlook,” "guidance,” “forecast,” “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plan,” “potential,” “intend,” “likely,” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or documents filed with the Securities and Exchange Commission, regarding future dividends, expectations with respect to sales, earnings, cash flows, operating efficiencies, restructurings, cost reduction efforts, transformation initiatives, product introductions or expansions, the benefits of acquisitions and divestitures, or other matters as well as financings and debt reduction, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements, include, among other things, availability of and fluctuations in the prices of key raw materials, including coal tar, lumber and scrap copper; the impact of changes in commodity prices, such as oil, copper and chemicals, on product margins; the successful implementation of multi-year cost mitigation programs; the extent of the dependence of certain of our businesses on certain market sectors and customers; economic, political and environmental conditions in domestic and international markets, including governmental changes, tariffs, restrictions on trade and restrictions on the ability to transfer capital across countries; geopolitical events (including the current conflicts in the Middle East); current and potential future tariffs or duties; the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures; our ability to operate within the limitations of our debt covenants; capital market and banking market conditions, including interest rates, borrowing costs, foreign currency rate fluctuations, and general volatility; general economic and business conditions, including labor shortages, increased employee turnover and demand for our goods and services; disruptions and inefficiencies in the supply chain; unexpected business disruptions (including, but not limited to, labor disputes, natural disasters, weather conditions, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises) and technology-related disruptions or failures (including, but not limited to, cyber attacks or other events) related to our technology infrastructure, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; potential difficulties in protecting our intellectual property; potential delays in timing or changes to expected benefits from cost reduction efforts; timing and results of any transformation initiatives, including estimates and assumptions related to the cost and the anticipated benefits of the transformation initiatives; potential impairment of our goodwill and/or long-lived assets; demand for our goods and services; the effects of competition in the industries in which we operate, including locations of competitors and operating and market competition; changes in laws, their interpretation, and their enforcement, including tax regulations, environmental regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the impact of environmental laws and regulations and compliance therewith; parties who are obligated to indemnify us for liabilities, including legal and environmental liabilities, fail to perform under their legal obligations; and unfavorable resolution of litigation or other legal proceedings against us, as well as those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by Koppers, particularly our latest annual report on Form 10-K and subsequent filings. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report and the documents incorporated by reference herein may not in fact occur. Any forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Adjusted EBITDA is a non-GAAP financial measure defined as income before interest expense, income taxes, depreciation, amortization and other adjustments. These other adjustments are items that we believe are not representative of underlying business performance. Adjusted items typically include LIFO inventory effects, impairment, restructuring and plant closure costs, significant gains and losses on asset disposals or business combinations, mark-to-market commodity hedging, acquisition-related charges, cloud-computing amortization expenses and other unusual items. The LIFO (benefit) expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis. An adjusted EBITDA reconciliation is presented in the Segment Results section and reconciles net income to adjusted EBITDA on a consolidated basis.
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
We continue to operate in a highly competitive environment characterized by uncertain global economic conditions, supply chain challenges and increasingly cost-conscious customers. During 2025, we developed a multi-year transformation roadmap with initiatives across our businesses and functions designed to improve profitability, modernize processes and optimize our portfolio. These initiatives are intended to position Koppers by the end of 2028 as a higher-margin business with stronger free cash flow and higher returns on capital. Our strategy is to invest in businesses where we see attractive growth and returns while reducing our exposure to lower-margin, capital-intensive activities. We believe this will grow earnings per share, lower our maintenance and capital requirements and consistently generate higher margins.
Significant areas of focus include:
•For our RUPS segment, our focus is to continue to (i) maximize opportunities for increased volumes, including expanding our customer base in the midwestern and western utility pole markets and (ii) optimizing our network to better align capacity with demand and reduce operating costs.
•For our PC segment, our focus is to continue to (i) acquire new customers and grow organic market share in our residential preservatives markets, (ii) expand market share in our industrial preservatives markets and (iii) align and improve our cost structure.
•For our CMC segment, our focus is to continue to (i) complete the transition following the October 2026 discontinuation of distillation and chemical manufacturing operations at our Stickney, Illinois plant (see Note 2 - Restructuring), (ii) optimize and develop markets for enhanced carbon products and (iii) develop and implement global tar and pitch strategies to mitigate raw material cost increases.

Significant market indicators for our businesses include:
•The Railway Tie Association’s estimate of total crosstie purchases in 2026 is approximately 19.8 million ties, with approximately 13.2 million for Class I railroads, which is below the 2025 estimate of crosstie purchases. Over the past few years, North American demand for crossties has been in the range of 18 million to 22 million crossties annually. We expect the crosstie market to remain stable and within this range. However, volumes for our business in any year can be affected by individual customer demands, logistics and business conditions.
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
•Product demand for our PC business has historically been associated with consumer spending on home repair and remodeling projects in North America. The Leading Indicator of Remodeling Activity (LIRA) reported by the Joint Center for Housing Studies of Harvard University expects year-over-year growth in home renovation and repair spending to remain relatively flat through late 2027. Year-over-year growth in renovation and repair spending is expected to reach just 1.5 percent by the third quarter of 2027. Our PC business expects higher volumes through market share growth and acquiring new customers, including international expansion.
•For the external markets served by our CMC business, we have experienced lower volumes in carbon pitch due to lower availability of coal tar. The availability of coal tar, the primary raw material for our CMC business, is linked to levels of metallurgical coke production. As the global steel industry, excluding Asia, has reduced the production of steel using metallurgical coke, the volumes of coal tar have been reduced. We are actively working to mitigate the impacts of the long-term decline of coal tar supply by gaining market acceptance for petroleum-blended products. We have invested in projects to increase distillation yields and balance raw material supply and cost with customer demand and pricing.
Our businesses and results of operations are affected by various competitive and other factors including (i) the impact of global economic conditions on demand for our products, including the impact of imported products from competitors in certain regions where we operate as well as tariffs and international trade policy; (ii) raw material pricing and availability, in particular the cost and availability of hardwood lumber for railroad crossties, softwood lumber for utility poles, scrap copper prices, and the cost and amount of coal tar available in global markets, which is negatively affected by reductions in blast furnace steel production; (iii) volatility in oil prices, which impacts the cost of coal tar and certain other raw materials, logistics costs and selling prices and margins for certain of our products including carbon black feedstock and naphthalene; (iv) competitive conditions in our performance chemicals business and global carbon pitch markets; (v) the effectiveness of our commodity hedging programs; (vi) changes in foreign exchange rates; and (vii) the other factors set forth in the "forward-looking statements" disclaimer. Any or all of these or other factors, including those set forth in our Annual Report on Form 10-K, could impact our actual results for 2026.
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

Results of Operations – Comparison of Three Months Ended September 30, 2026 and 2025
Consolidated Results

	Three Months Ended September 30,
	2026	2025	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$232.8	$232.7	$0.1	0.0%
Performance Chemicals	161.5	144.3	17.2	11.9%
Carbon Materials and Chemicals	104.8	108.3	(3.5)	(3.2)%
Total	$499.1	$485.3	$13.8	2.8%
Net sales increased $13.8 million or 2.8 percent in the third quarter of 2026 as compared to the prior year quarter. Excluding the net unfavorable impact of 2025 acquisitions, divestitures, and product line rationalizations of $5.4 million and the favorable currency conversion effect of $6.1 million, net sales increased $13.1 million or 2.7 percent primarily driven by volume increases in PC, Class I crossties and our domestic utility pole business. The volume-driven increases were offset in part by unfavorable pricing for Class I crossties in our RUPS segment when compared to the prior year quarter.
RUPS net sales slightly increased due primarily to higher volumes for crossties and a five percent volume increase in our domestic utility pole business, including our acquisition of a western U.S. pole procurement business. These increases were mostly offset by approximately $6.3 million related to the sale of our railroad services business during the third quarter of 2025 and price decreases across multiple markets, particularly for crossties. Foreign currency changes had a favorable impact on sales in the current year period of $0.9 million compared to the prior year period, mainly from our Australian utility pole business.
PC net sales increased due to a ten percent volume increase, primarily in the Americas, related to market share gains and inventory restocking. Lower prices in Europe were mostly offset by higher prices in the Americas and Australasia. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $2.6 million compared to the prior year period.
CMC net sales decreased due mainly to volume decreases, particularly for carbon pitch. These decreases were partly offset by price increases for carbon pitch and carbon black feedstock. Carbon pitch prices were approximately four percent higher globally driven by market dynamics in the current year period in North America and Europe. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $2.6 million compared to the prior year period.
Cost of sales as a percentage of net sales was 80 percent, compared to 76 percent in the prior year period due primarily to higher raw material and logistics costs. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment Results" herein.
Selling, general and administrative expenses were $3.4 million higher when compared to the prior year period due mainly to an increase in compensation-related costs, including higher stock-based long-term incentive plan expenses and higher technology costs. These increases were partly offset by lower professional services costs. See Note 6 - Stock-based Compensation.
Impairment and restructuring charges in the current year period represent costs associated with discontinuing production at our facility in Stickney, Illinois, the decision to idle two plants in our RUPS business and consulting services related to our multi-year business transformation activities. In the prior year period, it also includes our workforce reduction program across select U.S. locations to streamline operations and reduce costs. See Note 2 - Restructuring.
Interest expense was $1.8 million lower when compared to the prior year period due to lower interest rates as well as lower borrowings.
Income tax provision (benefit) decreased by $10.2 million when compared to the prior year period due to lower income before income taxes. See Note 8 - Income Taxes.

Segment Results

	Three Months Ended September 30,
	2026	2025	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$22.3	$29.2	$(6.9)	(23.6)%
Performance Chemicals	29.6	26.1	3.5	13.4%
Carbon Materials and Chemicals	6.1	15.6	(9.5)	(60.9)%
Total	$58.0	$70.9	$(12.9)	(18.2)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	9.6%	12.5%	(2.9)%	(23.2)%
Performance Chemicals	18.3%	18.1%	0.2%	1.1%
Carbon Materials and Chemicals	5.8%	14.4%	(8.6)%	(59.7)%
RUPS adjusted EBITDA decreased due to lower sales pricing, particularly for crossties, higher raw material and selling, general and administrative costs of $3.7 million and approximately $0.6 million related to the sale of our railroad services business during the third quarter of 2025. These decreases were partly offset by an increase in sales volume, primarily in our Class I crossties business.
PC adjusted EBITDA increased due primarily to higher sales volume and favorable utilization, partly offset by higher raw material costs of $4.7 million. Raw material costs were unfavorably impacted primarily by increased scrap copper costs, net of the benefit realized from our copper-hedging program.
CMC adjusted EBITDA decreased due primarily to higher raw material costs of $9.0 million and lower utilization of $1.7 million due to feedstock quality issues and the accelerated closure of our Stickney facility in North America.
Results of Operations – Comparison of Nine Months Ended September 30, 2026 and 2025
Consolidated Results

	Nine Months Ended September 30,
	2026	2025	Change	% Change
(Dollars in millions)
Net sales:
Railroad and Utility Products and Services	$698.7	$718.1	$(19.4)	(2.7)%
Performance Chemicals	471.8	416.0	55.8	13.4%
Carbon Materials and Chemicals	304.0	312.5	(8.5)	(2.7)%
Total	$1,474.5	$1,446.6	$27.9	1.9%
Net sales increased $27.9 million or 1.9 percent in the nine months ended September 30, 2026 as compared to the prior year period. Excluding the net unfavorable impact of 2025 acquisitions, divestitures, and product line rationalizations of $44.0 million and the favorable currency conversion effect of $25.0 million, net sales increased $46.9 million or 3.2 percent primarily driven by volume increases in PC, domestic utility pole and Class I crossties. The volume-driven increase was offset in part by unfavorable pricing for Class I crossties in our RUPS segment as well as lower prices in our CMC segment when compared to the prior year period.
RUPS net sales decreased due primarily to approximately $27.8 million related to the sale of our railroad services business during the third quarter of 2025 as well as price decreases for crossties. These decreases were partly offset by an 11 percent volume increase in our domestic utility pole business led by expansion in new markets, including our acquisition of a western U.S. pole procurement business, and increased volumes for crossties. Foreign currency changes had a favorable impact on sales in the current year period of $3.4 million compared to the prior year period, mainly from our Australian utility pole business.
PC net sales increased due to an 11 percent volume increase, primarily in the Americas, and higher prices in the Americas and Australasia which more than offset lower prices in Europe. Foreign currency changes from our international markets had a favorable impact on sales in the current year period of $7.8 million compared to the prior year period.
CMC net sales decreased due to lower volumes and lower prices, partly offset by favorable foreign currency changes from our international markets of $13.8 million compared to the prior year period. Phthalic anhydride revenues were $20.5 million lower as we ceased production of the product in the second quarter of 2025 as well as lower volumes for carbon pitch, creosote and refined tar. Most products had lower sales prices, especially carbon pitch where prices were down approximately two percent globally. The decreases in carbon pitch prices were driven by market dynamics in the current year period, particularly in Australasia. These decreases were partly offset by volume increases for carbon black feedstock and naphthalene. See Note 2 - Restructuring for further discussion.
Cost of sales as a percentage of net sales was 80 percent, compared to 77 percent in the prior year period due primarily to higher raw material costs. Significant items impacting cost of sales in individual operating segments are discussed as part of "Segment Results" herein.
Depreciation and amortization expenses were $1.8 million higher when compared to the prior year period primarily as a result of depreciation on recent capital expenditures as well as higher asset retirement obligations in our European CMC operations.
Selling, general and administrative expenses were $5.4 million higher when compared to the prior year period due mainly to an increase in legal costs, an increase in compensation-related costs and higher technology costs.
Impairment and restructuring charges in the current year period represent costs associated with discontinuing production at our facility in Stickney, Illinois, the decision to idle two plants in our RUPS business and consulting services related to our comprehensive assessment of our businesses. In the prior year period, it also includes our workforce reduction program across select U.S. locations to streamline operations and reduce costs. See Note 2 - Restructuring.
(Gain) on sale of assets in the current year period was primarily related to the liquidation of KCCC. See Note 2 - Restructuring.
Other income, net decreased by $1.3 million compared to the prior year period due primarily to lower royalty income in our PC business as a result of our increased market share in the current year period.
Interest expense was $5.7 million lower when compared to the prior year period due to lower interest rates and lower borrowings.
Loss on pension settlement in the prior year period represents the settlement loss recorded as a result of the termination of our United States qualified pension plan as discussed in Note 10 - Pensions and Post-Retirement Benefit Plans.
Income tax provision (benefit) decreased by $46.1 million when compared to the prior year period due to lower income before income taxes primarily as a result of impairment and restructuring charges. See Note 8 – Income Taxes and Note 2 - Restructuring.
Segment Results

	Nine Months Ended September 30,
	2026	2025	Change	% Change
(Dollars in millions)
Adjusted EBITDA:
Railroad and Utility Products and Services	$70.6	$86.3	$(15.7)	(18.2)%
Performance Chemicals	93.1	74.9	18.2	24.3%
Carbon Materials and Chemicals	14.6	42.3	(27.7)	(65.5)%
Total	$178.3	$203.5	$(25.2)	(12.4)%
Adjusted EBITDA margin as a percentage of GAAP sales:
Railroad and Utility Products and Services	10.1%	12.0%	(1.9)%	(15.8)%
Performance Chemicals	19.7%	18.0%	1.7%	9.4%
Carbon Materials and Chemicals	4.8%	13.5%	(8.7)%	(64.4)%
RUPS adjusted EBITDA decreased due to net sales price decreases largely related to Class I crossties, higher raw material and selling, general and administrative costs and approximately $2.9 million related to the sale of our railroad services business during the third quarter of 2025. These decreases were partly offset by increased sales volume and favorable utilization in our domestic utility pole business, including our acquisition of a western U.S. pole procurement business.
PC adjusted EBITDA increased due primarily to higher sales volumes and lower raw material costs of $3.3 million. Lower raw material costs were favorably impacted by the benefit realized from our copper-hedging program, net of increased scrap copper costs.
CMC adjusted EBITDA decreased due to higher raw material, selling, general and administrative and lower utilization of $26.8 million and lower sales prices. These decreases were partly offset by operating cost savings from discontinuing phthalic anhydride production at our facility in Stickney, Illinois in the second quarter of 2025.

Adjusted EBITDA Reconciliation. The following table reconciles net income to adjusted EBITDA on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Net income (loss)	$14.7	$23.8	$(125.7)	$26.3
Depreciation and amortization	18.1	17.6	55.4	53.6
Interest expense	14.9	16.7	44.9	50.6
Income tax provision (benefit)	1.8	12.0	(29.9)	16.2
Sub-total	49.5	70.1	(55.3)	146.7
Adjustments to arrive at adjusted EBITDA:
Acquisition inventory step-up amortization	0.0	0.0	0.8	0.0
Amortization of cloud-based software implementation costs	0.8	0.3	2.0	1.1
(Gain) on sale of assets	0.0	(0.1)	(3.9)	(0.4)
Impairment, restructuring and plant closure costs(1)	9.8	10.2	233.4	47.8
LIFO benefit(2)	(3.1)	(4.8)	(6.6)	(7.3)
Mark-to-market commodity hedging losses (gains)	1.0	(4.9)	7.9	(14.7)
Pension settlement and expense	0.0	0.1	0.0	30.3
Total adjustments	8.5	0.8	233.6	56.8
Adjusted EBITDA	$58.0	$70.9	$178.3	$203.5
(1)See Note 2 - Restructuring.
(2)The LIFO (benefit) expense adjustment removes the entire impact of LIFO and effectively reflects the results as if we were on a FIFO inventory basis.
Cash Flow
Net cash provided by operating activities for the nine months ended September 30, 2026 was $126.9 million compared to $77.4 million in the prior year. The increase primarily reflected improved working capital performance and approximately $14 million of pension funding in the prior-year period, partially offset by lower underlying earnings. The improvement in working capital reflected the timing of customer receipts and vendor payments as well as lower inventory.
Net cash used in investing activities for the nine months ended September 30, 2026 was $33.0 million compared to $38.5 million in the prior year. The decrease was due in part to cash paid in 2025 for a land transfer associated with our agreement to liquidate KCCC.
Net cash used in financing activities for the nine months ended September 30, 2026 was $88.4 million compared to $47.3 million in the prior year. In the current year, the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, net debt repayments of $33.8 million and dividends. In the prior year, the primary uses of financing cash flows were repurchases of common stock, including payments related to taxes withheld under stock-based compensation plans, net debt repayments of $7.8 million, dividends and debt issuance costs.
Liquidity and Capital Resources
As of September 30, 2026, liquidity from our Credit Facility after considering restrictions from debt covenants and cash on hand was approximately $360 million. Our Credit Facility is described in Note 11 – Debt.
Our need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as working capital, capital spending, dividends, share repurchases and plant consolidations and closure. We may also use cash to pursue other potential strategic acquisitions. Capital expenditures in 2026, excluding acquisitions, if any, are expected to total approximately $50 million and are expected to be funded by cash from operations. We anticipate that our liquidity will continue to be adequate to fund our cash requirements for at least the next twelve months.
We manage our working capital to increase our flexibility to pay down debt. The amount of our outstanding debt and our overall cash flows will fluctuate throughout any operating period based upon, among other things, the timing of receipts from customers and payments to vendors. As of September 30, 2026 and December 31, 2025, approximately 95 percent of accounts payable was current and 5 percent was 1-30 days past due.

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
Bank Debt Covenants
The bank debt covenants that affect availability of the Credit Facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:
•The total net leverage ratio is calculated as of the last day of each fiscal quarter in accordance with the Credit Facility definitions of consolidated total net debt divided by consolidated EBITDA and is not permitted to exceed 4.75. The total net leverage ratio under our Credit Facility as of September 30, 2026 was 3.5.
•The cash interest coverage ratio, calculated as of the last day of each fiscal quarter, is not permitted to be less than 2.0. The cash interest coverage ratio under our Credit Facility as of September 30, 2026 was 4.4.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer and utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework (2013), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding Koppers Holdings’ repurchases of shares of its common stock during the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet be Purchased Under the Plans or Programs (Dollars in Millions)
July 1 - July 31	0	$0.00	0	$29.6
August 1 - August 31	59,000	$46.25	59,000	$26.9
September 1 - September 30	91,500	$46.95	91,500	$22.6
Total	150,500		150,500
(1)On February 27, 2025, we announced that the board of directors approved a $100 million share repurchase program. The repurchase program has no expiration date.
(2)Excludes any fees or commissions associated with the share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS HOLDINGS INC. (REGISTRANT)
Date: November 6, 2026	By:	/s/ ERIC D. BRENNER
Eric D. Brenner Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)